Form 10-Q
period 2005-06-30
Builders FirstSource, Inc.
filed 2005-08-04
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-51357

Builders FirstSource, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2001 Bryan Street, Suite 1600
Dallas, Texas 75201
(214) 880-3500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 31, 2005 was 32,661,461.

BUILDERS FIRSTSOURCE, INC.
INDEX TO FORM 10-Q

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2005 and 2004	2
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2004	4
	Condensed Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) for the Six Months Ended June 30, 2005	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
EX-4.1: SECOND AMENDED AND RESTATED STOCKHOLDERS AGREEMENT
EX-10.16: FORM OF EQUITY INCENTIVE PLAN NONQUALIFIED STOCK OPTION AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I — FINANCIAL STATEMENTS

Item 1.	Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
	(Unaudited)
Sales	$618,600	$547,704	$1,127,942	$977,058
Cost of sales	463,097	427,522	851,504	761,099

Gross margin	155,503	120,182	276,438	215,959
Selling, general and administrative expenses	109,532	93,535	206,434	176,048
Stock compensation expense	—	—	36,364	437

Income from operations	45,971	26,647	33,640	39,474
Interest expense	12,303	5,958	31,507	12,464

Income from continuing operations before income taxes	33,668	20,689	2,133	27,010
Income tax expense	13,507	7,966	832	10,399

Income from continuing operations	20,161	12,723	1,301	16,611
Income from discontinued operations (net of income tax expense of $133)	—	—	—	246

Net income	$20,161	$12,723	$1,301	$16,857

Basic net income per share:
Income from continuing operations	$0.78	$0.51	$0.05	$0.66
Income from discontinued operations	—	—	—	0.01

Net income	$0.78	$0.51	$0.05	$0.67

Diluted net income per share:
Income from continuing operations	$0.72	$0.48	$0.05	$0.64
Income from discontinued operations	—	—	—	0.01

Net income	$0.72	$0.48	$0.05	$0.65

Weighted average common shares outstanding:
Basic	25,891	25,125	25,522	25,131

Diluted	28,117	26,575	26,641	26,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(In thousands,
	except per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,959	$50,628
Accounts receivable, less allowances of $7,592 and $6,318 for 2005 and 2004, respectively	270,167	223,242
Inventories	154,987	137,858
Other current assets	26,403	21,851

Total current assets	455,516	433,579
Property, plant and equipment, net	94,287	87,486
Goodwill	163,030	163,030
Other assets, net	19,282	12,916

Total assets	$732,115	$697,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,510	$94,378
Accrued liabilities	79,610	58,883
Current maturities of long-term debt	—	1,688

Total current liabilities	227,120	154,949
Long-term debt, net of current maturities	365,000	311,792
Other long-term liabilities	20,403	19,380

	612,523	486,121
Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2005	—
Common stock, $0.01 par value, 200,000 shares authorized; 32,661 and 25,148 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	326	251
Additional paid-in capital	108,956	160,213
Unearned stock compensation	(60)	—
Retained earnings	10,754	50,426
Accumulated other comprehensive loss	(384)	—

Total shareholders’ equity	119,592	210,890

Total liabilities and shareholders’ equity	$732,115	$697,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2005	2004

	(In thousands)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,301	$16,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,475	9,639
Amortization of deferred loan costs	14,163	3,018
Deferred income taxes	(69)	—
Bad debt expense	1,470	1,568
Non-cash gain from discontinued operations	—	(379)
Net gain on sale of assets	(33)	(205)
Changes in assets and liabilities:
Accounts receivable	(48,395)	(48,769)
Inventories	(17,129)	(18,579)
Other current assets	(5,209)	386
Other assets and liabilities	450	(487)
Accounts payable	53,132	55,612
Accrued liabilities	14,259	15,746

Net cash provided by operating activities	23,415	34,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,298)	(10,465)
Proceeds from sale of property, plant and equipment	1,888	757

Net cash used in investing activities	(13,410)	(9,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments under revolving credit facilities	—	(67,400)
Proceeds from credit agreement	225,000	315,000
Proceeds from issuance of floating rate notes	275,000	—
Payments on long-term debt	(448,480)	(99,939)
Deferred loan costs	(21,149)	(10,989)
Net proceeds from initial public offering	110,743	—
Payment of dividend	(201,186)	(139,592)
Exercise of stock options	28	14
Repurchase of common stock	—	(351)
Collection of stock purchase loans	—	196
Book overdrafts	3,370	(22,074)

Net cash used in financing activities	(56,674)	(25,135)

Net decrease in cash and cash equivalents	(46,669)	(436)
Cash and cash equivalents at beginning of period	50,628	5,585

Cash and cash equivalents at end of period	$3,959	$5,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Unearned		Other
			Paid-In	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Loss	Total

	(In thousands, except share amounts)
	(Unaudited)
Balance at December 31, 2004	25,148,213	$251	$160,213	$—	$50,426	$—	$210,890
Initial public offering of common stock	7,500,000	75	108,829	—	—	—	108,904
Issuance of restricted stock	3,750	—	60	(60)	—	—	—
Exercise of stock options, including tax benefit associated with the exercise of stock options	8,998	—	67	—	—	—	67
Cash dividend	—	—	(160,213)	—	(40,973)	—	(201,186)
Comprehensive income:
Net income	—	—	—	—	1,301	—	1,301
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	(384)	(384)

Total comprehensive income							917

Balance at June 30, 2005	32,660,961	$326	$108,956	$(60)	$10,754	$(384)	$119,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
      Builders FirstSource, Inc. and subsidiaries (the “Company”) is a leading provider of manufactured components, building materials and construction services to professional homebuilders and contractors in the United States.
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, changes in shareholders’ equity, results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.
      These unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 included in the Company’s registration statement on Form S-1 (File No. 333-122788), declared effective by the Securities and Exchange Commission (“SEC”) on June 22, 2005. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the audited consolidated financial statements.
      The condensed consolidated balance sheet as of December 31, 2004 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. The notes accompanying the consolidated financial statements for the year ended December 31, 2004 in the Company’s registration statement on Form S-1 include accounting policies and additional information pertinent to an understanding of both the December 31, 2004 balance sheet and the interim financial statements. The information has not changed except as a result of normal transactions in the six months ended June 30, 2005, and as discussed in the notes herein.

Accounting Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
      Estimates are used when accounting for items such as revenue, vendor rebates, allowance for returns, discounts and doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets.

1-for-10 Reverse Stock Split
      On May 24, 2005, the Company’s board of directors and stockholders approved a 1-for-10 reverse stock split of the Company’s common stock. All share and per-share amounts and related disclosures were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.

Net Income per Common Share
      Net income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Options to purchase 4.5 million shares of common stock were excluded in the computation of diluted EPS for the three months ended March 31, 2005 because their effect would have been anti-dilutive. There were no options excluded in the computations of diluted EPS for the three months ended June 30, 2005 and the three and six months ended June 30, 2004.
      The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Weighted average shares for basic EPS	25,891	25,125	25,522	25,131
Incremental shares for stock options	2,226	1,450	1,119	973

Weighted average shares for diluted EPS	28,117	26,575	26,641	26,104

Comprehensive Income (Loss)
      Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. The change in fair value of interest rate swaps is the only item impacting the Company’s accumulated other comprehensive loss of $0.4 million (net of income taxes of $0.2 million) as of June 30, 2005.

Stock Compensation
      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations in accounting for employee stock-based compensation costs related to its stock incentive plans. APB 25 is an intrinsic value approach for measuring stock-based compensation costs. SFAS No. 123, “Accounting for Stock-Based Compensation,” is a fair value approach for measuring stock-based compensation costs.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the compensation cost for the Company’s stock-based compensation been determined in accordance with SFAS No. 123, the Company’s net income and net income per share for the three and six month periods ended June 30, 2005 and 2004 would approximate the pro forma amounts below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Reported net income	$20,161	$12,723	$1,301	$16,857
Deduct: total stock-based employee compensation expense determined under minimum value method for all awards, net of related tax effects	(225)	(205)	(449)	(476)

Pro forma net income	$19,936	$12,518	$852	$16,381

Net income per share — as reported:
Basic	$0.78	$0.51	$0.05	$0.67
Diluted	$0.72	$0.48	$0.05	$0.65
Net income per share — pro forma:
Basic	$0.77	$0.50	$0.03	$0.65
Diluted	$0.71	$0.47	$0.03	$0.63
      The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future results.

Recently Issued Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle unless it is impracticable. This statement also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for the Company as of January 1, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Shareholders’ Equity

Initial Public Offering
      On June 22, 2005, the SEC declared the Company’s registration statement on Form S-1 effective, and on June 27, 2005, the Company completed an initial public offering (“IPO”) of 12,250,000 shares of its common stock for $16.00 per share. Of the 12,250,000 shares offered, 7,500,000 shares were sold by the Company, and 4,750,000 were sold by the selling stockholders. The Company’s common stock began trading on the Nasdaq National Market under the symbol “BLDR” on June 22, 2005.
      The selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of the Company’s common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. The Company did not receive any proceeds from the shares sold by the selling stockholders.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      After underwriting discounts of $8.4 million and estimated transaction costs of $2.7 million, net proceeds to the Company were $108.9 million. Approximately $1.8 million of the estimated transaction costs were included in accrued liabilities at June 30, 2005. The Company used the net proceeds from the IPO, together with cash on hand, to repay a portion of its outstanding debt. (See Note 3.)
      In conjunction with the IPO, the Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation. The amended and restated certificate of incorporation provides that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share.

1-for-10 Reverse Stock Split
      On May 24, 2005, the Company’s board of directors and stockholders approved a 1-for-10 reverse stock split of the Company’s common stock.
      After the reverse stock split, effective May 24, 2005, each holder of record held one share of common stock for every 10 shares held immediately prior to the effective date. As a result of the reverse stock split, the board of directors also exercised its discretion under the anti-dilution provisions of our 1998 Stock Incentive Plan to adjust the number of shares underlying stock options and the related exercise prices to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares is not material.
      Following the effective date of the reverse stock split, the par value of the common stock remained at $0.01 per share. As a result, the Company has reduced the common stock in the unaudited condensed consolidated balance sheets and statement of changes in shareholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures, including dividends, were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.

Special Cash Dividends
      On February 11, 2005, the Company’s board of directors declared a special cash dividend of $8.00 per common share, or $201.2 million, to stockholders of record as of February 11, 2005. The Company fully reduced retained earnings and additional paid-in capital to zero by $26.4 million and $160.2 million, respectively. The remainder of the dividend reduced retained earnings by $14.6 million. In connection with the payment of the special cash dividend, the Company also made a cash payment of $35.8 million to stock option holders in-lieu of adjusting the exercise price. This payment, plus applicable payroll taxes of $0.6 million, was recorded as stock compensation expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2005.
      On February 25, 2004, the Company’s board of directors declared a special cash dividend of $5.56 per common share, or $139.6 million, to stockholders of record as of February 25, 2004. The Company fully reduced retained earnings by $48.0 million and reduced additional paid-in capital by $91.6 million for the remainder of the dividend. As a result of the special dividend, the board of directors exercised its discretion under the anti-dilution provisions of the employee stock plan to adjust the exercise price of stock options to reflect the change in the share price on the dividend date. The Company did not record any expense related to adjustment of the exercise price as the modification did not increase the aggregate intrinsic value of any award and the ratio of the exercise price per share to the market value per share was not reduced. Approximately $0.4 million was also paid to certain option holders whose exercise price could not be adjusted for the dividend. The cash payment to these option holders was recorded as stock compensation expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.     Long-Term Debt
      Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Term loan	$90,000	$—
Floating rate notes	275,000	—
Tranche A term loan	—	228,275
Tranche B term loan	—	85,000
Other notes	—	205

	365,000	313,480
Less current portion of long-term debt	—	1,688

Total long-term debt	$365,000	$311,792

2005 Senior Secured Credit Agreement
      On February 11, 2005, the Company entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a $110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan due in quarterly installments of $0.6 million beginning June 30, 2005 and ending June 30, 2011 and a final payment of $210.9 million on August 11, 2011; and a $15.0 million pre-funded letter of credit facility due August 11, 2011.
      In June 2005, the Company completed the IPO and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. This repayment permanently reduced the borrowing capacity under the 2005 Agreement and eliminated the required installment payments for the next four quarters. The Company also wrote-off $3.0 million of debt issuance costs associated with the repayment, which has been included as a component of interest expense in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. At June 30, 2005, the available borrowing capacity of the revolver totaled $108.8 after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. The Company also has $15.0 million outstanding letters of credit under the pre-funded letter of credit facility.
      Interest rates under the 2005 Agreement for the revolving loans and the term loan are based on the rate of interest determined by the administrative agent rate in the United States or LIBOR (plus a margin, based on leverage ratios, which is 1.50% for base rate revolving loans and 2.50% for term loans at June 30, 2005), at the Company’s option at the time of borrowing. A variable commitment fee (currently 0.50%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at June 30, 2005 for borrowings under the 2005 Agreement was 5.66%.
      The 2005 Agreement is collateralized by substantially all tangible and intangible property and interest in property and proceeds thereof now owned or hereafter acquired by the Company and its wholly-owned subsidiaries. The 2005 Agreement also contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, and asset sales and also require compliance with certain financial covenants with respect to a maximum total leverage ratio and a minimum interest coverage ratio. The Company can be required to make mandatory prepayments of amounts outstanding under the agreement based on the results of an excess cash flow calculation that must be performed annually under the terms of the 2005 Agreement.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Second Priority Senior Secured Floating Rate Notes
      On February 11, 2005, the Company issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. Interest accrues at a rate of LIBOR plus 4.25%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears beginning May 15, 2005. At any time on or after February 15, 2007, the Company can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. At any time before February 15, 2007, the Company can redeem the notes, in whole or in part, at a redemption price equal to par, plus a make whole premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings any time before February 15, 2007. In the event of a change in control, the Company may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.
      The notes are guaranteed by all of the Company’s subsidiaries and secured by a second priority lien on all tangible and intangible property and interest in property and proceeds thereof now owned or hereafter acquired by the Company and its subsidiaries. The indenture covering the notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments.
      The Company entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. In April 2005, the Company entered into an interest rate swap agreement to fix $100.0 million of its outstanding floating rate notes at an effective interest rate of 8.37%, including applicable margin. The interest rate swap agreement is for three years starting July 1, 2005 whereby the Company will pay a fixed rate of 4.12% and receive a variable rate at 90 day LIBOR. In June 2005, the Company entered into another interest rate swap agreement to fix $100.0 million of its outstanding floating rate notes at an effective interest rate of 8.27%, including applicable margin. The interest rate swap agreement is for three years starting June 10, 2005 whereby the Company will pay a fixed rate of 4.02% and receive a variable rate at 90 day LIBOR.
      The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedge transactions affect earnings. At June 30, 2005, the fair value of the interest rate swaps was a liability of $0.6 million. The weighted-average interest rate at June 30, 2005 for the floating rate notes was 7.78%.
      Proceeds from the 2005 Agreement and the issuance of the floating rate notes were used to retire the Company’s previous senior secured credit agreement (“2004 Agreement”). The proceeds were also used to pay a cash dividend to shareholders of $201.2 million and make a cash payment of approximately $35.8 million to stock option holders in-lieu of adjusting the exercise price, as discussed in Note 2. In connection with the refinancing, the Company incurred estimated fees and expenses aggregating $21.1 million and paid a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement. The Company had approximately $9.3 million in unamortized deferred loan costs remaining at the refinancing date related to the 2004 Agreement. In the first quarter of 2005, the termination penalty related to the prepayment of the Tranche B term loan was expensed and recorded as a component of interest expense. Also, based on the final syndicate of banks, the Company expensed approximately $7.3 million of the unamortized deferred financing costs related to the 2004 Agreement and approximately $2.4 million of costs incurred in connection with the refinancing. These costs were recorded as interest expense. The remaining $2.0 million of unamortized deferred financing costs related to the 2004 Agreement and $18.7 million of costs incurred in connection with the refinancing were included as a component of other assets, net and are being amortized over the terms of the 2005 Agreement and floating rate notes. The deferred

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financing costs were reduced by $3.0 million related to the repayment of a portion of the term loan with proceeds from the IPO.
      Future maturities of long-term debt as of June 30, 2005 are as follows (in thousands):

Year ended December 31,
2005	$—
2006	456
2007	911
2008	911
2009	911
Thereafter	361,811

Total long-term debt	$365,000

4.	Employee Stock Based Compensation
      In June 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Equity Incentive Plan (the “Plan”). Under the Plan, the Company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other stock-based awards. The maximum number of shares reserved for the grant of awards under the Plan is 2,200,000, subject to adjustment as provided by the Plan. No more than 2,200,000 shares may be made subject to options or stock appreciation rights (“SARs”) granted under the Plan, and no more than 1,100,000 shares may be made subject to stock-based awards other than options or SARs. The terms of each award shall be determined by the Company’s board of directors.

5.	Commitments and Contingencies
      The Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial position, cash flows or operations of the Company. However, there can be no assurances that future costs would not be material to the results of operations or liquidity of the Company for a particular period.

6.	Sales by Product Category
      Sales by product category for the three and six month periods ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Prefabricated components	$131,287	$99,967	$234,429	$174,822
Windows & doors	111,792	99,393	209,180	184,176
Lumber & lumber sheet goods	235,459	228,854	423,847	396,656
Millwork	51,531	44,942	95,693	82,910
Other building products & services	88,531	74,548	164,793	138,494

Total sales	$618,600	$547,704	$1,127,942	$977,058

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our registration statement on Form S-1 declared effective by the SEC on June 22, 2005.
      This discussion and analysis includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical facts, including statements about anticipated financial results, industry trends, future business prospects or other statements about beliefs, expectations, hopes, intentions or strategies for the future, are forward-looking statements. These forward-looking statements are based on management’s current expectations and beliefs, as well as a number of assumptions concerning future events. Any forward-looking statements are subject to risks and uncertainties, many of which are beyond our control, that could cause actual events or results to differ materially from the events or results described or implied in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. All forward-looking statements are based upon information available to us on the date of this report. Builders FirstSource undertakes no obligation to update or revise any forward-looking statements, whether as a result of changes in information, future events or otherwise. Further information regarding factors, risks and uncertainties that could affect our financial and other results can be found in the risk factors section of our Form S-1 (File No. 333-122788) and in other reports filed by us with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.
OVERVIEW
      We are a leading supplier and a fast-growing manufacturer of structural and related building products for residential new construction in the U.S. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. We also manufacture custom millwork and trim that we market under the Synboard® brand name, and aluminum and vinyl windows. We also assemble interior and exterior doors into pre-hung units. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.
      We group our building products and services into five principal product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Prefabricated components consists of factory-built floor and roof trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. The windows & doors category is comprised of the manufacturing, assembly and distribution of windows and the assembly and distribution of interior and exterior door units. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (OSB) products used in on-site house framing. Millwork includes interior and exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name. The other building products & services category is comprised of products including cabinets, gypsum, roofing and insulation, and services including turn-key framing and shell construction, design assistance and the professional installation of products, which spans all of our product categories.
      Our results of operations are primarily dependent on the following factors, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders.

      The growing use of prefabricated components in the homebuilding process represents a major trend within the residential new construction building products supply market. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components such as roof and floor trusses, wall panels, stairs and engineered wood, as well as windows, pre-hung doors and our branded Synboard millwork products.

•	Economic Conditions. Our financial performance is impacted by economic changes nationally and locally in the markets we serve. The building products supply industry is dependent on new home construction and subject to cyclical market pressures. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market pressures, adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Selling, General and Administrative Expenses. In June 2005, we completed an IPO of our common stock. We will incur incremental expenses as a result of being a public company such as costs associated with our periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
SEASONALITY
      Our first and fourth quarters have historically been, and are expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

•	The volatility of lumber prices;

•	The cyclical nature of the homebuilding industry;

•	General economic conditions in the markets in which we compete;

•	The pricing policies of our competitors;

•	The production schedules of our customers; and

•	The effects of weather.
      The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases historically have resulted in negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow in recent years. We believe our revolving credit facility and our ability to generate positive cash flows from operating activities will continue to be sufficient to cover seasonal working capital needs.

RECENT DEVELOPMENTS
Initial Public Offering
      On June 22, 2005, the SEC declared our registration statement on Form S-1 effective, and on June 27, 2005, we completed an initial public offering (“IPO”) of 12,250,000 shares of our common stock at a price of $16.00 per share. Of the 12,250,000 shares offered, 7,500,000 shares were sold by us, and 4,750,000 were sold by the selling stockholders. Our common stock began trading on the Nasdaq National Market under the symbol “BLDR” on June 22, 2005.
      The selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of our common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. We did not receive any proceeds from the shares sold by the selling stockholders.
      After underwriting discounts of $8.4 million and estimated transaction costs of $2.7 million, net proceeds to us were $108.9 million. Approximately $1.8 million of the estimated transaction costs were included in accrued liabilities at June 30, 2005. We used the net proceeds from the IPO, together with cash on hand, to repay a portion of our outstanding debt.
1-for-10 Reverse Stock Split
      On May 24, 2005, the Company’s board of directors and stockholders approved a 1-for-10 reverse stock split of the Company’s common stock.
      After the reverse stock split, effective May 24, 2005, each holder of record held one share of common stock for every 10 shares held immediately prior to the effective date. As a result of the reverse stock split, the board of directors also exercised its discretion under the anti-dilution provisions of our 1998 Stock Incentive Plan to adjust the number of shares underlying stock options and the related exercise prices to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares is not material.
      Following the effective date of the reverse stock split, the par value of the common stock remained at $0.01 per share. As a result, the Company has reduced the common stock in the unaudited condensed consolidated balance sheets and statement of changes in shareholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.

RESULTS OF OPERATIONS
      The following table sets forth, for the three and six months ended June 30, 2005 and 2004, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9%	78.1%	75.5%	77.9%

Gross margin	25.1%	21.9%	24.5%	22.1%
Selling, general and administrative expenses	17.7%	17.1%	18.3%	18.0%
Stock compensation expense	0.0%	0.0%	3.2%	0.1%

Income from operations	7.4%	4.9%	3.0%	4.0%
Interest expense	2.0%	1.1%	2.8%	1.3%

Income from continuing operations before taxes	5.4%	3.8%	0.2%	2.8%
Income tax expense	2.2%	1.5%	0.1%	1.1%

Income from continuing operations	3.3%	2.3%	0.1%	1.7%
Income from discontinued operations	0.0%	0.0%	0.0%	0.0%

Net income	3.3%	2.3%	0.1%	1.7%

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004
      Our results for the three months ended June 30, 2005 were primarily driven by sales growth for all product categories, as compared to the same period in 2004, and gross margin improvement, particularly for our prefabricated components and lumber & lumber sheet goods product categories. Market share gains and favorable homebuilding activity in our geographic markets were the primary contributors to our sales growth. Market prices for lumber have softened in recent months, and we expect them to remain at the current lower levels for the remainder of the year. This could lower our rate of sales growth in the second half of 2005. The growth in gross margin was partially offset by higher selling, general and administrative expenses and interest expense. Selling, general and administrative expenses increased due to higher salaries and benefits expenses, higher fuel costs and professional services fees.
      Sales. Sales for the three months ended June 30, 2005 were $618.6 million, a 12.9% increase over sales of $547.7 million for the three months ended June 30, 2004. Market share gains and favorable homebuilding activity in our geographic markets were the primary contributors to our sales growth and were partially offset by lower market prices for lumber and lumber sheet goods. We continue to grow market share in all product categories. In addition, the growth rate for prefabricated components reflects our successful strategy of diversifying into more value-added product sales.

      The following table shows sales classified by major product category (dollars in millions):

	Three Months Ended June 30,

	2005		2004

		% of		% of	%
	Sales	Sales	Sales	Sales	Growth

Prefabricated components	$131.3	21.2%	$100.0	18.3%	31.3%
Windows & doors	111.8	18.1%	99.4	18.1%	12.5%
Lumber & lumber sheet goods	235.5	38.1%	228.9	41.8%	2.9%
Millwork	51.5	8.3%	44.9	8.2%	14.7%
Other building products & services	88.5	14.3%	74.5	13.6%	18.8%

Total sales	$618.6	100.0%	$547.7	100.0%	12.9%

      Sales of prefabricated components increased $31.3 million to $131.3 million for the three months ended June 30, 2005. This was largely attributable to the increase in truss and panel sales of $23.5 million resulting from increased usage of prefabricated components by production homebuilders.
      Sales of windows & doors increased $12.4 million to $111.8 million for the three months ended June 30, 2005. This was attributable to a $6.8 million increase in sales of pre-assembled door units and a $5.6 million increase in sales of assembled and distributed window products.
      Sales of lumber & lumber sheet goods increased $6.6 million to $235.5 million for the three months ended June 30, 2005. This increase was largely attributable to unit volume increases of $15.0 million, which were partially offset by unfavorable pricing variances of approximately $8.4 million.
      Sales of millwork products increased $6.6 million to $51.5 million for the three months ended June 30, 2005. Sales of interior trim and moldings increased $3.0 million, largely as a result of new sales management programs and increased capacity.
      Sales of other building products & services increased $14.0 million to $88.5 million for the three months ended June 30, 2005. This increase was largely attributable to a $3.1 million increase in installation services and increases in sales for gypsum, hardware, roofing and insulation products of $2.6 million, $2.2 million, $2.0 million and $1.6 million, respectively.
      Gross Margin. Gross margin was $155.5 million for the three months ended June 30, 2005, an increase of $35.3 million, or 29.4%. The gross margin percentage increased from 21.9% for the three months ended June 30, 2004 to 25.1% for the three months ended June 30, 2005. The gross margin percentage improved for all product categories except windows & doors, where margins on manufactured windows fell slightly as we increased our capacity. The majority of the gross margin increase was related to our prefabricated components and lumber & lumber sheet goods product categories, which improved from 26.4% to 29.0% and 15.9% to 20.6%, respectively. Overall, higher sales levels and lower raw material costs drove the improvement in gross margin percentage.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $109.5 million for the three months ended June 30, 2005, an increase of $16.0 million, or 17.1%. The increase was primarily due to an $11.2 million increase in salaries and benefits expense, largely resulting from a $4.0 million increase in commission expense and a 6.0% increase in headcount, related to sales growth. In addition, handling and delivery expenses increased $3.0 million, primarily for fuel costs, and professional services fees increased $1.2 million, primarily related to being a public company.
      Interest Expense. Interest expense was $12.3 million for the three months ended June 30, 2005, an increase of $6.4 million. The increase was primarily attributable to a $3.0 million write-off of previously deferred loan costs, as we repaid a portion of our long-term debt with the net proceeds from our IPO. In addition, higher average debt levels and average interest rates during the three months ended June 30, 2005 resulted in interest expense increasing by approximately $2.6 million and $0.5 million, respectively.

      Provision for Income Taxes. The effective combined federal and state tax rate was 40.1% and 38.5% for the three months ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily because of an increase in 2005 expenses not deductible for state tax purposes.
Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
      During the six months ended June 30, 2005 sales grew for all product categories, as compared to the same period in 2004, and our gross margin improved, particularly for our prefabricated components and lumber & lumber sheet goods product categories. Market share gains and favorable homebuilding activity in our geographic markets were the primary contributors to our sales growth. The growth in gross margin was significantly offset by a $36.4 million (including applicable payroll taxes) special cash payment paid to stock option holders in February 2005, as well as higher selling, general and administrative expenses and interest expense. Selling, general and administrative expenses increased due to increased salaries and benefits largely resulting from higher sales commissions and increased headcount. Higher fuel costs and professional services fees also contributed to the increase in selling, general and administrative expenses.
      Sales. Sales for the six months ended June 30, 2005 were $1,127.9 million, a 15.4% increase over sales of $977.1 million for the six months ended June 30, 2004. Market share gains and favorable homebuilding activity in our geographic markets were the primary contributors to our sales growth and, to a lesser extent, a slight increase in market prices for lumber and lumber sheet goods during the six months ended June 30, 2005. Our sales management initiatives, including incentive and training programs, allowed us to grow sales in all product categories at a faster rate than reported growth in residential housing starts during the same period. In addition, the growth rate for prefabricated components reflects our successful strategy of diversifying into more value-added product sales.
      The following table shows sales classified by major product category (dollars in millions):

	Six Months Ended June 30,

	2005		2004

		% of		% of	%
	Sales	Sales	Sales	Sales	Growth

Prefabricated components	$234.4	20.8%	$174.8	17.9%	34.1%
Windows & doors	209.2	18.5%	184.2	18.8%	13.6%
Lumber & lumber sheet goods	423.8	37.6%	396.7	40.6%	6.8%
Millwork	95.7	8.5%	82.9	8.5%	15.4%
Other building products & services	164.8	14.6%	138.5	14.2%	19.0%

Total sales	$1,127.9	100.0%	$977.1	100.0%	15.4%

      Sales of prefabricated components increased $59.6 million to $234.4 million for the six months ended June 30, 2005. This was largely attributable to the increase in truss and panel sales of $45.6 million resulting from increased usage of prefabricated components by production homebuilders.
      Sales of windows & doors increased $25.0 million to $209.2 million for the six months ended June 30, 2005. This was attributable to a $14.7 million increase in sales of pre-assembled door units and a $10.3 million increase in sales of assembled and distributed window products.
      Sales of lumber & lumber sheet goods increased $27.2 million to $423.8 million for the six months ended June 30, 2005. This increase was largely attributable to unit volume increases of approximately $24.0 million and favorable pricing of approximately $3.1 million, respectively. Favorable market prices for lumber during the first quarter 2005 were partially offset as lumber market prices softened during the second quarter 2005.
      Sales of millwork products increased $12.8 million to $95.7 million for the six months ended June 30, 2005. Sales of interior trim and moldings increased $7.2 million, largely as a result of new sales management programs and increased capacity.

      Sales of other building products & services increased $26.3 million to $164.8 million for the six months ended June 30, 2005. This increase was largely attributable to a $5.3 million increase in installation services and increases in sales for gypsum, hardware, roofing and insulation products of $5.2 million, $4.6 million, $3.8 million and $2.7 million, respectively.
      Gross Margin. Gross margin was $276.4 million for the six months ended June 30, 2005, an increase of $60.5 million, or 28.0%. The gross margin percentage increased from 22.1% for the six months ended June 30, 2004 to 24.5% for the six months ended June 30, 2005. The gross margin percentage improved for all product categories except windows & doors, where margins on manufactured windows fell slightly as we expanded our capacity. The majority of the gross margin increase was related to our prefabricated components and lumber & lumber sheet goods product categories, which improved from 26.5% to 28.8% and 16.1% to 19.9%, respectively. Overall, higher sales levels, lower raw material costs and efficiency gains drove the improvement in gross margin percentage.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $206.4 million for the six months ended June 30, 2005, an increase of $30.4 million, or 17.3%. The increase was primarily due to an $20.4 million increase in salaries and benefits expense, largely resulting from a $7.5 million increase in commission expense and a 5.6% increase in headcount, related to sales and gross margin growth. In addition, handling and delivery expenses increased $5.4 million, primarily for fuel costs, and professional services fees increased $2.1 million, primarily related to being a public company.
      Stock Compensation Expense. In conjunction with the February 11, 2005 recapitalization, we made a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) to stock option holders in-lieu of adjusting the exercise price. During the six months ended June 30, 2004, we paid approximately $0.4 million to certain option holders whose exercise price could not be adjusted for the February 2004 special dividend.
      Interest Expense. Interest expense was $31.5 million for the six months ended June 30, 2005, an increase of $19.0 million. The increase was primarily attributable to charges associated with our IPO and recapitalization. These charges are summarized below (in thousands):

	Six Months Ended
	June 30,

	2005	2004

Write-off of unamortized deferred debt issuance costs	$10,293	$2,182
Financing costs incurred in conjunction with the February 2005 refinancing	2,425	—
Termination penalty resulting from prepayment of term loan under prior credit facility	1,700	—

	$14,418	$2,182

      In addition, higher average debt levels and average interest rates during the six months ended June 30, 2005 resulted in interest expense increasing by approximately $4.9 million and $1.6 million, respectively.
      Provision for Income Taxes. The effective combined federal and state tax rate was 39.0% and 38.5% for the six months ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily because of an increase in 2005 expenses not deductible for state tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
      Our primary capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the floating rate notes and the 2005 Agreement, to fund capital expenditures and acquisitions, and to pay dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. In addition, we completed an IPO in June 2005 and used the net proceeds, together with cash on hand, to repay a portion of our term loan.

Consolidated Cash Flows
      Cash flows provided by operating activities was $23.4 million for the six months ended June 30, 2005 compared to $34.4 million for the six months ended June 30, 2004. The decrease in cash flows provided by operating activities was primarily driven by a $36.4 million (including applicable payroll taxes) special cash dividend payment made to stock option holders during the first quarter of 2005. These payments were recorded as stock compensation expense and significantly offset our otherwise improved profitability for the six months ended June 30, 2005. Other net uses of cash were related to changes in working capital.
      During the six months ended June 30, 2005 and 2004, cash flows used for investing activities were $13.4 million and $9.7 million, respectively. Capital expenditures increased approximately $4.8 million to $15.3 million for the six months ended June 30, 2005 from $10.5 million for the six months ended June 30, 2004 primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Proceeds from the sale of property, plant and equipment increased $1.1 million from $0.8 million for the six months ended June 30, 2004 to $1.9 million for the six months ended June 30, 2005 primarily due to the sale of real estate related to discontinued operations.
      Net cash used in financing activities was $56.7 million for the six months ended June 30, 2005 compared to $25.1 million for the six months ended June 30, 2004. Significant financing transactions during the six months ended June 30, 2005 and 2004 included the following:

•	In February 2004, we entered into a senior secured credit agreement (the “2004 Agreement”) and received proceeds of $315.0 million. We used the proceeds, together with cash on hand, to pay a special dividend to our stockholders of approximately $139.6 million, to pay transaction costs associated with the 2004 Agreement of $11.0 million and to retire the existing debt facility of $168.3 million.

•	In February 2005, we recapitalized the Company by entering into a senior secured credit agreement (the “2005 Agreement”) and issuing second priority senior secured floating rate notes. We received gross proceeds of $225.0 million and $275.0 million from these two transactions, respectively. We used the proceeds, together with cash on hand, to retire $313.3 million of the 2004 Agreement, to pay a special cash dividend of $201.2 million to stockholders, to make a special cash payment of $36.4 million to stock option holders, and to pay $21.1 million of expenses related to the refinancing.

•	In June 2005, we completed an IPO, and received net proceeds of $110.7 million. At June 30, 2005, approximately $1.8 million of estimated unpaid transaction costs were included in accrued liabilities. We used the net proceeds from the IPO and cash generated from operations to repay $135.0 million of our term loan under the 2005 Agreement.
      Book overdrafts increased $3.4 million during the six months ended June 30, 2005 compared to a decrease of $22.1 million during the six months ended June 30, 2004, reflecting the timing of disbursements at period end.
Capital Resources
      On February 11, 2005, we entered into the 2005 Agreement, which was initially comprised of a $225.0 million six-and-a-half year term loan, a $110.0 million five-year revolver and a $15.0 million pre-funded letter of credit facility available at any time during the six-and-a-half year term.
      In June 2005, we completed the IPO and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. This repayment permanently reduced the borrowing capacity under the 2005 Agreement. At June 30, 2005, the available borrowing capacity of the revolver totaled $108.8 million after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. The Company also has $15.0 million outstanding letters of credit under the pre-funded letter of credit facility.
      Interest rates on loans under the 2005 Agreement are based on the base rate of interest determined by the administrative agent rate or LIBOR (plus a margin, based on leverage ratios, which is 1.50% for base rate revolving loans and 2.50% for term loans), to be determined at our option at the time of borrowing. A variable commitment fee (currently 0.50%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at June 30, 2005 for borrowings under the 2005 Agreement was 5.66%.
      The 2005 Agreement is guaranteed by all of our subsidiaries and collateralized by (i) a pledge of the common stock of all our subsidiaries and (ii) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. The 2005 Agreement also contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, and asset sales and also require compliance with certain financial covenants with respect to a maximum total leverage ratio and a minimum interest coverage ratio. We can be required to make mandatory prepayments of amounts outstanding under the 2005 Agreement based on certain asset sales and casualty events, issuance of debt and the results of an excess cash flow calculation.
      On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes due in 2012. Interest accrues on the floating rate notes at a rate of LIBOR plus 4.25% and is payable quarterly in arrears beginning May 15, 2005. The LIBOR rate is reset at the beginning of each quarterly period. The floating rate notes are collateralized by (i) a pledge of the common stock of certain of our subsidiaries and (ii) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. The indenture governing the floating rate notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or make other distributions, incur liens, enter into certain types of transactions with affiliates, create restrictions on the payment of dividends or other amounts to us by our restricted subsidiaries and sell all or substantially all of our assets or merge with or into other companies.
      We entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. In April 2005, we entered into a swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.37%, including applicable margin. The interest rate swap agreement is for three years starting July 1, 2005 whereby we will pay a fixed rate of 4.12% and receive a variable rate at 90 day LIBOR. In June 2005, we entered into another interest rate swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.27%, including applicable margin. The interest rate swap agreement is for three years starting June 10, 2005 whereby we will pay a fixed rate of 4.02% and receive a variable rate at 90 day LIBOR.
      The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period in which the hedge transactions affect earnings. At June 30, 2005, the fair value of the interest rate swaps was a liability of $0.6 million. The weighted-average interest rate at June 30, 2005 for the floating rate notes was 7.78%.
      Proceeds from the 2005 Agreement and the issuance of the floating rate notes were used, in addition to cash and cash equivalents on hand at the refinancing date, to retire the 2004 Agreement. The proceeds were also used to pay a cash dividend to stockholders of $201.2 million and make a cash payment of approximately $36.4 million (including applicable payroll taxes of $0.6 million) to stock option holders in-lieu of adjusting the exercise price, pay fees and expenses of $21.1 million related to the refinancing, and make a $1.7 million early termination payment related to the prepayment of the Tranche B term loan under the 2004 Agreement.

      Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Term loan	$90,000	$—
Floating rate notes	275,000	—
Tranche A term loan	—	228,275
Tranche B term loan	—	85,000
Other notes	—	205

	365,000	313,480
Less current portion of long-term debt	—	1,688

Total long-term debt	$365,000	$311,792

      Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver, we believe we will have sufficient capital to meet our anticipated short-term needs, including our capital expenditures, acquisition strategies and our debt obligations for the foreseeable future.
Capital Expenditures
      Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe this trend will continue given our existing facilities, our acquisition plans and our product portfolio and anticipated market conditions going forward. For the six months ended June 30, 2005 and 2004, capital expenditures totaled $15.3 million and $10.5 million, respectively. The increase was primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Consistent with previous spending patterns, future capital expenditures will focus primarily on expanding our value-added product offerings such as prefabricated components. We expect our capital expenditures to approximate $28.0 million in 2005.
DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
      Using proceeds from our IPO as well as cash generated by operations, we reduced our long-term debt by $135.0 million to $365.0 million at June 30, 2005 and eliminated the required installment payments on our term loan for the next four quarters. Considering our lower debt level and interest rate swap agreements, our estimated future interest payments were reduced by approximately $43.6 million to approximately $183.3 million. Estimated future interest payments are based on a LIBOR rate of 3.50% at June 30, 2005. Actual interest payments may vary based on LIBOR fluctuations. There have been no other material changes to our contractual obligations and commercial commitments presented in our registration statement on Form S-1, declared effective by the SEC on June 22, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. Based on debt outstanding at June 30, 2005, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest expense annually. We do utilize interest rate swap contracts to fix interest rates on our outstanding long-term debt balances.
      We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always, passed on to our customers. Our delayed ability to pass on material price increases to our customers can adversely impact our operating income.

Item 4.	Controls and Procedures
      Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective.
      Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our financial position or results of operations.
      Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material impact on our operations. We believe that our facilities are in material compliance with such laws and regulations. As owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances without regard to whether we knew of or were responsible for such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are minimal, although no assurance can be provided that more significant remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances or the discovery of unknown environmental conditions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
      During the quarter ended June 30, 2005, employees and former employees of the Company exercised options to purchase 8,998 shares of the Company’s common stock at an exercise price of $3.15 per share. All of the shares were issued pursuant to the Company’s 1998 Stock Incentive Plan in reliance on Rule 701 of the Securities Act.
Use of Proceeds
      On June 22, 2005, the SEC declared our registration statement on Form S-1 effective, and on June 27, 2005, we completed an initial public offering of 12,250,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of $196.0 million. Aggregate underwriting discounts and commissions were $13.7 million. Of the 12,250,000 shares offered, 7,500,000 shares were sold by us, and 4,750,000 were sold by the selling stockholders. Our common stock began trading on the Nasdaq National Market under the symbol “BLDR” on June 22, 2005.
      The selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of our common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. The exercise of the over-allotment option increased the aggregate offering price and aggregate underwriting discounts and commissions to $225.4 million and $15.8 million, respectively. We did not receive any proceeds from the shares sold by the selling stockholders.
      UBS Securities LLC and Deutsche Bank Securities Inc. were the joint book-running managers of this offering. J.P. Morgan Securities Inc., Robert W. Baird & Co. Incorporated and BB&T Capital Markets (a division of Scott & Stringfellow, Inc.) acted as co-managers.
      After underwriting discounts of $8.4 million and estimated transaction costs of $2.7 million, net proceeds to us were $108.9 million. Approximately $1.8 million of the estimated transaction costs were included in accrued liabilities at June 30. 2005. We used all of the net proceeds from the IPO, together with cash on hand, to repay a portion of our outstanding debt.

Item 3.	Defaults upon Senior Securities
      None

Item 4.	Submission of Matters to a Vote of Security Holders
      In May 2005, our stockholders, acting by written consent of the majority of the shares of common stock, approved an amendment to our certificate of incorporation to effect a 1-for-10 reverse split of our common stock. In June 2005, our stockholders, acting by written consent of the majority of the shares of common stock, approved the adoption of the 2005 Equity Incentive Plan and approved an amendment and restatement to our certificate of incorporation in connection with our IPO. These actions were effected in compliance with Section 228 of the Delaware General Corporation Law.

Item 5.	Other Information
      None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc.(1)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc.(2)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan.(3)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc.(2)
4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes.(4)
4.4	Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz.(4)
4.5	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee.(2)
10.1	Credit Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., as Borrower, JLL Building Products, LLC, and the Guarantors party thereto, the Lenders party thereto, UBS Securities LLC, as Joint Arranger and Joint Book Runner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent, and Collateral Trustee for the secured parties, UBS Loan Finance LLC as Swing Line Lender, and Deutsche Bank Securities Inc., as Joint Arranger, Joint Book Runner, and Syndication Agent, and General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents.(2)
10.2	Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee.(2)

10.3	Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee.(2)
10.4	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004.(2)
10.5	2004 form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement.(2)
10.6	Pre-2004 form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement.(2)
10.7	Builders FirstSource, Inc. Management Incentive Plan.(5)
10.8	Builders FirstSource, Inc. 2004 Cash Incentive Bonus Plan.(2)
10.9	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman.(2)
10.10	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara.(2)
10.11	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn.(2)
10.12	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan.(2)
10.13	Builders FirstSource, Inc. Form of Director Indemnification Agreement.(5)
10.14	Builders FirstSource, Inc. 2005 Equity Incentive Plan.(1)
10.15	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman.(1)
10.16	2005 form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement.(3)
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Previously filed as an exhibit to Amendment No. 4 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005(File Number 333-122788) and incorporated herein by reference

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005(File Number 333-122788) and incorporated herein by reference.

(3)	Filed herewith.

(4)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005(File Number 333-122788) and incorporated herein by reference.

(5)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005(File Number 333-122788) and incorporated herein by reference.

(6)	Furnished herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Builders Firstsource, Inc.

By:	/s/ Floyd F. Sherman

Floyd F. Sherman
President and Chief Executive Officer
(Principal Executive Officer)
August 4, 2005

By:	/s/ Charles L. Horn

Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)
August 4, 2005

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc.(1)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc.(2)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan.(3)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc.(2)
4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes.(4)
4.4	Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz.(4)
4.5	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee.(2)
10.1	Credit Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., as Borrower, JLL Building Products, LLC, and the Guarantors party thereto, the Lenders party thereto, UBS Securities LLC, as Joint Arranger and Joint Book Runner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent, and Collateral Trustee for the secured parties, UBS Loan Finance LLC as Swing Line Lender, and Deutsche Bank Securities Inc., as Joint Arranger, Joint Book Runner, and Syndication Agent, and General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents.(2)
10.2	Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee.(2)
10.3	Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee.(2)
10.4	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004.(2)
10.5	2004 form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement.(2)
10.6	Pre-2004 form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement.(2)
10.7	Builders FirstSource, Inc. Management Incentive Plan.(5)
10.8	Builders FirstSource, Inc. 2004 Cash Incentive Bonus Plan.(2)
10.9	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman.(2)
10.10	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara.(2)
10.11	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn.(2)
10.12	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan.(2)
10.13	Builders FirstSource, Inc. Form of Director Indemnification Agreement.(5)
10.14	Builders FirstSource, Inc. 2005 Equity Incentive Plan.(1)
10.15	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman.(1)
10.16	2005 form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement.(3)
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)

31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32.1	Certification of chief executive officer and chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(6)

(1)	Previously filed as an exhibit to Amendment No. 4 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005(File Number 333-122788) and incorporated herein by reference

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005(File Number 333-122788) and incorporated herein by reference.

(3)	Filed herewith.

(4)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005(File Number 333-122788) and incorporated herein by reference.

(5)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement of Builders FirstSource, Inc. on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005(File Number 333-122788) and incorporated herein by reference.

(6)	Furnished herewith.