Form 10-Q
period 2005-09-30
Builders FirstSource, Inc.
filed 2005-11-02
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-51357

BUILDERS FIRSTSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Bryan Street, Suite 1600 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)
(214) 880-3500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
      The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 31, 2005 was 32,759,581.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

				(Restated)
	(In thousands, except per share amounts)
	(Unaudited)
Sales	$643,964	$575,395	$1,771,906	$1,552,453
Cost of sales	474,019	437,306	1,325,523	1,198,405

Gross margin	169,945	138,089	446,383	354,048
Selling, general and administrative expenses	115,969	99,548	322,403	275,596
Stock compensation expense	5	—	36,369	437

Income from operations	53,971	38,541	87,611	78,015
Interest expense	8,137	6,223	39,644	18,687

Income from continuing operations before income taxes	45,834	32,318	47,967	59,328
Income tax expense	18,006	12,442	18,838	22,841

Income from continuing operations	27,828	19,876	29,129	36,487
Income (loss) from discontinued operations (net of income tax (expense) benefit of $77 and ($56) for the three and nine months in 2004, respectively)	—	(143)	—	103

Net income	$27,828	$19,733	$29,129	$36,590

Basic net income per share:
Income from continuing operations	$0.85	$0.79	$1.04	$1.46
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.85	$0.79	$1.04	$1.46

Diluted net income per share:
Income from continuing operations	$0.80	$0.73	$0.96	$1.38
Income (loss) from discontinued operations	—	—	—	—

Net income	$0.80	$0.73	$0.96	$1.38

Weighted average common shares outstanding:
Basic	32,660	25,134	27,927	25,132

Diluted	34,999	27,214	30,202	26,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(In thousands, except per
	share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,965	$50,628
Accounts receivable, less allowances of $7,592 and $6,318 for 2005 and 2004, respectively	280,784	223,242
Inventories	147,849	137,858
Other current assets	24,027	21,851

Total current assets	486,625	433,579
Property, plant and equipment, net	97,694	87,486
Goodwill	163,030	163,030
Other assets, net	18,761	12,916

Total assets	$766,110	$697,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$161,022	$94,378
Accrued liabilities	89,855	58,883
Current maturities of long-term debt	165	1,688

Total current liabilities	251,042	154,949
Long-term debt, net of current maturities	339,835	311,792
Other long-term liabilities	25,766	19,380

	616,643	486,121
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2005	—
Common stock, $0.01 par value, 200,000 shares authorized; 32,685 and 25,148 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	326	251
Additional paid-in capital	109,323	160,213
Unearned stock compensation	(115)	—
Retained earnings	38,582	50,426
Accumulated other comprehensive income	1,351	—

Total shareholders’ equity	149,467	210,890

Total liabilities and shareholders’ equity	$766,110	$697,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

		(Restated)
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income	$29,129	$36,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,248	14,480
Amortization of deferred loan costs	15,379	3,498
Bad debt expense	2,024	2,387
Other	139	(423)
Changes in assets and liabilities:
Accounts receivable	(59,566)	(54,324)
Inventories	(9,991)	(33,426)
Other current assets	(3,160)	440
Other assets and liabilities	570	(324)
Accounts payable	66,644	55,049
Accrued liabilities	33,306	37,382

Net cash provided by operating activities	88,722	61,329

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,601)	(16,394)
Proceeds from sale of property, plant and equipment	3,901	1,571

Net cash used in investing activities	(18,700)	(14,823)

Cash flows from financing activities:
Net payments under revolving credit facilities	—	(68,900)
Proceeds from credit agreement	225,000	315,000
Proceeds from issuance of floating rate notes	275,000	—
Payments on long-term debt	(473,480)	(100,578)
Deferred loan costs	(21,149)	(10,989)
Net proceeds from initial public offering	109,055	—
Payment of dividend	(201,186)	(139,592)
Exercise of stock options	95	14
Repurchase of common stock	—	(351)
Collection of stock purchase loans	—	196
Book overdrafts	(20)	(24,092)

Net cash used in financing activities	(86,685)	(29,292)

Net increase (decrease) in cash and cash equivalents	(16,663)	17,214
Cash and cash equivalents at beginning of period	50,628	5,585

Cash and cash equivalents at end of period	$33,965	$22,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Unearned		Other
			Paid-In	Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Total

	(In thousands, except share amounts)
	(Unaudited)
Balance at December 31, 2004	25,148,213	$251	$160,213	$—	$50,426	$—	$210,890
Initial public offering of common stock	7,500,000	75	108,931	—	—	—	109,006
Issuance of restricted stock	6,507	—	120	(120)	—	—	—
Stock compensation expense	—	—	—	5	—	—	5
Exercise of stock options, including tax benefit associated with the exercise of stock options	30,245	—	272	—	—	—	272
Cash dividend	—	—	(160,213)	—	(40,973)	—	(201,186)
Comprehensive income:
Net income	—	—	—	—	29,129	—	29,129
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	1,351	1,351

Total comprehensive income							30,480

Balance at September 30, 2005	32,684,965	$326	$109,323	$(115)	$38,582	$1,351	$149,467

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
      The condensed consolidated balance sheet as of December 31, 2004 is derived from the audited financial statements but does not include all disclosures required by generally accepted accounting principles. This condensed consolidated balance sheet as of December 31, 2004 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 included in the Company’s registration statement on Form S-1 (File No. 333-122788), declared effective by the Securities and Exchange Commission (“SEC”) on June 22, 2005. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the audited consolidated financial statements.

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

1-for-10 Reverse Stock Split
      On May 24, 2005, the Company’s board of directors and stockholders approved a 1-for-10 reverse stock split of the Company’s common stock, par value $0.01 per share (“common stock” or “common shares”). All share and per-share amounts and related disclosures were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.

Net Income per Common Share
      Net income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share,” which requires the presentation of basic

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. There were no options excluded in the computations of diluted EPS for the three and nine months ended September 30, 2005 and 2004.
      The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Weighted average shares for basic EPS	32,660	25,134	27,927	25,132
Dilutive effect of stock awards and options	2,339	2,080	2,275	1,342

Weighted average shares for diluted EPS	34,999	27,214	30,202	26,474

Comprehensive Income
      Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. The change in fair value of interest rate swaps is the only item impacting the Company’s accumulated other comprehensive income of $1.4 million (net of income taxes of $0.7 million) as of September 30, 2005.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had the compensation cost for the Company’s stock-based compensation been determined in accordance with SFAS No. 123, the Company’s net income and net income per share for the three and nine month periods ended September 30, 2005 and 2004 would approximate the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Reported net income	$27,828	$19,733	$29,129	$36,590
Deduct: total stock-based employee compensation expense determined under minimum or fair value methods for all awards, net of related tax effects	(251)	(205)	(700)	(714)

Pro forma net income	$27,577	$19,528	$28,429	$35,876

Net income per share — as reported:
Basic	$0.85	$0.79	$1.04	$1.46
Diluted	$0.80	$0.73	$0.96	$1.38
Net income per share — pro forma:
Basic	$0.84	$0.78	$1.02	$1.43
Diluted	$0.79	$0.72	$0.94	$1.36
      The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future results.

Recently Issued Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle unless it is impracticable. This statement also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for the Company as of January 1, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.
      In March 2005, the Securities and Exchange Commission released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements.
      In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. Any tax benefits resulting from the new deduction will be effective for the Company’s fiscal year ending December 31, 2005. The Company is currently reviewing the effect of FSP 109-1 on its consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Restatement of Previously Issued Financial Statements
      In early 2005 the Company performed a review of its accounting policies and practices with respect to leases and vendor rebates. As a result of this internal review, the Company identified errors in accounting practices associated with accounting for leasehold improvements impacting depreciation and vendor rebates and inventory accounting impacting cost of sales. The restatement increased income from continuing operations by $1.3 million in the nine months ended September 30, 2004.

Property, plant and equipment and depreciation
      The property, plant and equipment and depreciation (which is included as selling, general and administrative expenses in the accompanying consolidated statements of operations) adjustments related to the Company amortizing leasehold improvements over terms greater than the shorter of the estimated useful life or lease term. Statement of Financial Accounting Standard (“SFAS”) No. 13, Accounting for Leases (“SFAS 13”), as amended, requires the Company to amortize leasehold improvements over the shorter of the estimated useful life of the assets or the lease term, as defined by SFAS 13, as amended. These adjustments reduced income from continuing operations before income taxes by $0.5 million for the nine months ended September 30, 2004.

Inventory and cost of sales
      The inventory and cost of sales adjustments resulted from the recognition of rebates, which are earned from vendors primarily based on the level of purchases, as a reduction to cost of sales in the period earned and not deferring any amount of vendor rebates to inventory still on hand as of the end of the period; the non-recognition of a vendor rebate earned during 2003; and difficulties associated with converting to a new computer system at one location. These adjustments increased income from continuing operations before income taxes by $2.6 million for the nine months ended September 30, 2004.

Income tax
      The restatement includes the tax effects of the aforementioned adjustments to reduce net income by $0.8 million for the nine months ended September 30, 2004.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The unaudited condensed consolidated statement of operations for the three months ended September 30, 2004 is not presented as restated because it has not been previously issued.
      The Company has restated its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004, and following is a summary of the effects of these changes.

	Nine Months Ended September 30, 2004

	As Previously
	Reported	Adjustments	As Restated

Cost of sales	$1,201,004	$(2,599)	$1,198,405
Gross margin	351,449	2,599	354,048
Selling, general and administrative expenses	275,114	482	275,596
Income from operations	75,898	2,117	78,015
Income from continuing operations before income taxes	57,211	2,117	59,328
Income tax expense	22,026	815	22,841
Income from continuing operations	35,185	1,302	36,487
Net income	35,288	1,302	36,590
Basic net income per share:
Income from continuing operations	$1.40	$0.06	$1.46
Net income	$1.40	$0.06	$1.46
Diluted net income per share:
Income from continuing operations	$1.33	$0.05	$1.38
Net income	$1.33	$0.05	$1.38

3.	Long-Term Debt
      Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Term loan	$65,000	$—
Floating rate notes	275,000	—
Tranche A term loan	—	228,275
Tranche B term loan	—	85,000
Other notes	—	205

	340,000	313,480
Less current portion of long-term debt	165	1,688

Total long-term debt	$339,835	$311,792

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2005, the Company completed an IPO and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. During the third quarter 2005, the Company repaid an additional $25.0 million of the term loan. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through September 2006; reduced the quarterly installment payments to $0.2 million; and reduced the final payment to $61.7 million. The Company also wrote-off $3.0 million and $0.5 million of debt issuance costs associated with the repayments, which has been included as a component of interest expense in the accompanying condensed consolidated statements of operations for the respective periods. At September 30, 2005, the available borrowing capacity of the revolver totaled $108.8 after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. The Company also has $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility.
      Interest rates under the 2005 Agreement for the revolving loans and the term loan are based on the rate of interest determined by the administrative agent rate in the United States or LIBOR (plus a margin, based on leverage ratios, which is 1.50% for base rate revolving loans and 2.50% for term loans at September 30, 2005), at the Company’s option at the time of borrowing. A variable commitment fee (currently 0.50%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at September 30, 2005 for borrowings under the 2005 Agreement was 6.19%.
      The 2005 Agreement is guaranteed by all the Company’s subsidiaries and collateralized by substantially all tangible and intangible property and interest in property and proceeds thereof now owned or hereafter acquired by the Company and its wholly-owned subsidiaries. The 2005 Agreement also contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, and asset sales and also require compliance with certain financial covenants with respect to a maximum total leverage ratio and a minimum interest coverage ratio. The Company can be required to make mandatory prepayments of amounts outstanding under the agreement based on certain asset sales and casualty events, issuance of debt and the results of an excess cash flow calculation that must be performed annually under the terms of the 2005 Agreement.

Second Priority Senior Secured Floating Rate Notes
      On February 11, 2005, the Company issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. Interest accrues at a rate of LIBOR plus 4.25%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears and began May 15, 2005. At any time on or after February 15, 2007, the Company can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. At any time before February 15, 2007, the Company can redeem the notes, in whole or in part, at a redemption price equal to par, plus a make-whole premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings any time before February 15, 2007. In the event of a change in control, the Company may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.
      The notes are jointly and severally guaranteed by all of the Company’s subsidiaries and secured by a second priority lien on all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by the Company and its subsidiaries. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments.
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
      The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At September 30, 2005, the fair value of the interest rate swaps was a receivable of $2.1 million. The weighted-average interest rate at September 30, 2005 for the floating rate notes was 8.24%.
      Proceeds from the 2005 Agreement and the issuance of the floating rate notes, in addition to cash on hand at the refinancing date, were used to retire the Company’s previous senior secured credit agreement (“2004 Agreement”). The proceeds were also used to pay a cash dividend to shareholders of $201.2 million and make a cash payment of approximately $35.8 million to stock option holders in-lieu of adjusting the exercise price, as discussed in Note 4. In connection with this refinancing, the Company incurred estimated fees and expenses aggregating $21.1 million and paid a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement. The Company had approximately $9.3 million in unamortized deferred loan costs remaining at the refinancing date related to the 2004 Agreement. In the first quarter of 2005, the termination penalty related to the prepayment of the Tranche B term loan was expensed and recorded as a component of interest expense. Also, based on the final syndicate of banks, the Company expensed approximately $7.3 million of the unamortized deferred financing costs related to the 2004 Agreement and approximately $2.4 million of costs incurred in connection with the refinancing. These costs were recorded as interest expense. The remaining $2.0 million of unamortized deferred financing costs related to the 2004 Agreement and $18.7 million of costs incurred in connection with the refinancing were included as a component of other assets, net and are being amortized over the terms of the 2005 Agreement and floating rate notes. The deferred financing costs have been reduced by $3.5 million related to repayments of a portion of the term loan.
      Future maturities of long-term debt as of September 30, 2005 are as follows (in thousands):

Year ended December 31,
2005	$—
2006	329
2007	658
2008	658
2009	658
Thereafter	337,697

$340,000

4.	Shareholders’ Equity

Initial Public Offering
      On June 22, 2005, the SEC declared Amendment No. 7 to the Company’s registration statement on Form S-1 effective, and on June 27, 2005, the Company completed an initial public offering (“IPO”) of 12,250,000 shares of its common stock for $16.00 per share. Of the 12,250,000 shares offered, 7,500,000 shares were sold by the Company, and 4,750,000 were sold by the selling stockholders. The Company’s common stock began trading on the NASDAQ National Market under the symbol “BLDR” on June 22, 2005.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. The Company did not receive any proceeds from the shares sold by the selling stockholders.
      After underwriting discounts and commissions of $8.4 million and transaction costs of $2.6 million, net proceeds to the Company were $109.0 million. The amount of transaction costs included in accrued liabilities was immaterial at September 30, 2005. The Company used the net proceeds from the IPO, together with cash on hand, to repay a portion of its outstanding debt. (See Note 3.)
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
      After the reverse stock split, effective May 24, 2005, each holder of record held one share of common stock for every 10 shares held immediately prior to the effective date. As a result of the reverse stock split, the board of directors also exercised its discretion under the anti-dilution provisions of our 1998 Stock Incentive Plan to adjust the number of shares underlying outstanding stock options and the related exercise prices to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares was not material.
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

Special Cash Dividends
      On February 11, 2005, the Company’s board of directors declared a special cash dividend of $8.00 per common share, or $201.2 million, to stockholders of record as of February 11, 2005. The Company fully reduced retained earnings and additional paid-in capital to zero by $26.4 million and $160.2 million, respectively. The remainder of the dividend reduced retained earnings by $14.6 million. In connection with the payment of the special cash dividend, the Company also made a cash payment of $35.8 million to stock option holders in-lieu of adjusting the exercise price. This payment, plus applicable payroll taxes of $0.6 million, was recorded as stock compensation expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005.
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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The cash payment to these option holders was recorded as stock compensation expense in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.

5.	Employee Stock Based Compensation
      In June 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Equity Incentive Plan (the “Plan”). Under the Plan, the Company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the Plan is 2,200,000, subject to adjustment as provided by the Plan. No more than 2,200,000 shares may be made subject to options or stock appreciation rights (“SARs”) granted under the Plan, and no more than 1,100,000 common shares may be made subject to stock-based awards other than options or SARs. The terms of each award shall be determined by the Company’s board of directors.

6.	Commitments and Contingencies
      The Company is a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company. However, there can be no assurances that future costs would not be material to the results of operations or liquidity of the Company for a particular period.

7.	Sales by Product Category
      Sales by product category for the three and nine month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Prefabricated components	$142,358	$112,464	$376,787	$287,286
Windows & doors	121,487	107,458	330,667	291,634
Lumber & lumber sheet goods	232,069	227,817	655,916	624,473
Millwork	55,826	47,757	151,519	130,667
Other building products & services	92,224	79,899	257,017	218,393

Total sales	$643,964	$575,395	$1,771,906	$1,552,453

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our registration statement on Form S-1/A declared effective by the SEC on June 22, 2005. In this quarterly report on Form 10-Q, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
Cautionary Statement
      Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements made in this report involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. Further information regarding the factors that could affect our financial and other results can be found in the risk factors section of our most recent filing on Form S-4/A with the Securities and Exchange Commission.
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
      We group our building products and services into five principal product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Prefabricated components consist of factory-built floor and roof trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. The windows & doors category is comprised of the manufacturing, assembly and distribution of windows and the assembly and distribution of interior and exterior door units. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (OSB) products used in on-site house framing. Millwork includes interior and exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name. The other building products & services category is comprised of products including cabinets, gypsum, roofing and insulation, and services including turn-key framing and shell construction, design assistance and the professional installation of products, which spans all of our product categories.

      Our results of operations are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. Market indicators currently show continued strength in homebuilding activity in our geographic markets, but not at the robust levels experienced in the third quarter 2005.

•	Increasing Use of Prefabricated Components. The growing use of prefabricated components in the homebuilding process represents a major trend within the residential new construction building products supply market. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components such as roof and floor trusses, wall panels, stairs and engineered wood, as well as windows, pre-hung doors and our branded Synboard millwork products.

•	Expansion through New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities. In the third quarter, due to higher than expected demand in our Florida and Mid-Atlantic markets, we experienced capacity constraints in some manufacturing operations. We believe planned new facilities will help alleviate the capacity constraints and help us grow market share.

We are also selectively seeking expansion opportunities that will enable us to grow in the multi-family and commercial end markets. While we cannot guarantee that we will be successful in pursuing these expansion opportunities, we believe that they will be a component of our planned expansion.

•	Economic Conditions. Our financial performance is impacted by economic changes nationally and locally in the markets we serve. The building products supply industry is dependent on new home construction and subject to cyclical market pressures. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market pressures, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our operating income.

Market prices for lumber and lumber sheet goods softened for the majority of the third quarter 2005, as expected. However, the hurricanes drove higher demand, and market prices rose during the last few weeks of the quarter. While the hurricanes have resulted in higher market prices for lumber and lumber sheet goods than we had previously anticipated, we expect the prices for this commodity to return to normalized lower levels after the near-term demand is absorbed or market speculation ceases.

•	Selling, General and Administrative Expenses. In June 2005, we completed the IPO of our common stock. As a public company, we will incur significant incremental legal, accounting and other expenses that we did not incur as a private company. These include costs associated with SEC rules and regulations (such as periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002), NASDAQ rules and regulations, and director and officer liability insurance costs.

SEASONALITY AND OTHER FACTORS
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
RECENT DEVELOPMENTS
Impact of Recent Hurricanes
      The recent hurricanes Katrina and Rita had minimal negative impact on our operations. Our window manufacturing plant in Houston, Texas experienced some down time as a result of Hurricane Rita, which was immaterial to our consolidated operations.
      In addition, we anticipate very little, if any, benefit from the rebuilding of the areas affected by Hurricanes Katrina and Rita. The areas most affected by the hurricanes are outside our shipping radius, and it is not economically beneficial for us to ship product into those areas.
      It is too early to completely assess the impact hurricane Wilma has had on our operations in Florida. However, the impact was isolated to our West Palm Beach distribution center, which experienced some down time due to power outages. We do not believe this event will have a material effect on our consolidated operations.
Initial Public Offering
      On June 22, 2005, the SEC declared Amendment No. 7 to our registration statement on Form S-1 effective, and on June 27, 2005, we completed the IPO of 12,250,000 shares of our common stock at a price of $16.00 per share. Of the 12,250,000 shares offered, 7,500,000 shares were sold by us, and 4,750,000 were sold by our selling stockholders. Our common stock began trading on the NASDAQ National Market under the symbol “BLDR” on June 22, 2005.
      The selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of our common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. We did not receive any proceeds from the shares sold by the selling stockholders.
      After underwriting discounts and commissions of $8.4 million and transaction costs of $2.6 million, net proceeds to us were $109.0 million. The amount of transaction costs included in accrued liabilities was immaterial at September 30, 2005. We used all of the net proceeds from the IPO, together with cash on hand, to repay a portion of our outstanding debt.

1-for-10 Reverse Stock Split
      On May 24, 2005, the Company’s board of directors and stockholders approved a 1-for-10 reverse stock split of our common stock.
      After the reverse stock split, effective May 24, 2005, each holder of record held one share of common stock for every 10 shares held immediately prior to the effective date. As a result of the reverse stock split, our board of directors also exercised its discretion under the anti-dilution provisions of our 1998 Stock Incentive Plan to adjust the number of shares underlying outstanding stock options and the related exercise prices to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares is not material.
      Following the effective date of the reverse stock split, the par value of our common stock remained at $0.01 per share. As a result, the Company has reduced the common stock in the unaudited condensed consolidated balance sheets and statement of changes in shareholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures, including dividends, were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.
Refinancing
      On February 11, 2005, we entered into a $350.0 million senior secured credit facility with a syndicate of banks (“2005 Agreement”). The credit facility was initially comprised of a $225.0 million six-and-a-half year term loan, a $110.0 million five-year revolver, and a $15.0 million pre-funded letter of credit facility to be available at any time during the six-and-a-half year term.
      In addition, on February 11, 2005, we issued $275.0 million aggregate principal amount of second priority senior secured floating rate notes due in 2012 (“Old Notes”). With the proceeds of these transactions, we repaid existing indebtedness and paid a $201.2 million, or $8.00 per share, dividend to stockholders, a $36.4 million payment (including applicable payroll taxes of $0.6 million) to holders of stock options, and expenses related to the refinancing.
      The Old Notes were issued in transactions exempt from the registration requirements of the Securities Act. On October 7, 2005, we commenced an exchange offer to exchange the Old Notes for up to $275.0 million aggregate principal amount of second priority senior secured floating rate notes due 2012 (“New Notes”). The terms of the New Notes are substantially identical to those of the Old Notes, except that the issuance of the New Notes has been registered under the Securities Act, and the transfer restrictions, registration rights and certain liquidated damages provisions relating to the Old Notes do not apply to the New Notes. The exchange offer expires on November 9, 2005.

RESULTS OF OPERATIONS
      The following table sets forth, for the three and nine months ended September 30, 2005 and 2004, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.6%	76.0%	74.8%	77.2%

Gross margin	26.4%	24.0%	25.2%	22.8%
Selling, general and administrative expenses	18.0%	17.3%	18.2%	17.8%
Stock compensation expense	0.0%	0.0%	2.1%	0.0%

Income from operations	8.4%	6.7%	4.9%	5.0%
Interest expense	1.3%	1.1%	2.2%	1.2%

Income from continuing operations before taxes	7.1%	5.6%	2.7%	3.8%
Income tax expense	2.8%	2.2%	1.1%	1.4%

Income from continuing operations	4.3%	3.4%	1.6%	2.4%
Income from discontinued operations	0.0%	0.0%	0.0%	0.0%

Net income	4.3%	3.4%	1.6%	2.4%

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004
      Our results for the three months ended September 30, 2005 were primarily driven by sales growth for all product categories, as compared to the same period in 2004, and gross margin improvement across all product categories. In addition to favorable homebuilding activity in our geographic markets, we believe market share gains were a primary contributor to our sales growth. These factors were partially offset by lower market prices for lumber & lumber sheet goods as compared to the same period in 2004 and capacity constraints in several manufacturing operations due to increased demand. Primarily as a result of sales management initiatives, including incentive and training programs, and the beneficial cross-sale opportunities associated with prefabricated components, we continued to grow market share in all product categories. In addition, the growth rate for prefabricated components reflects our strategy of diversifying into more value-added product sales. Gross margin growth was partially offset by higher selling, general and administrative expenses and interest expense. Selling, general and administrative expenses increased due to higher salaries and benefits expense, fuel costs and professional services fees.
      Sales. Sales for the three months ended September 30, 2005 were $644.0 million, an 11.9% increase over sales of $575.4 million for the three months ended September 30, 2004. The following table shows sales classified by major product category (dollars in millions):

	Three Months Ended September 30,

	2005		2004

		% of		% of	%
	Sales	Sales	Sales	Sales	Growth

Prefabricated components	$142.4	22.1%	$112.5	19.5%	26.6%
Windows & doors	121.5	18.9%	107.4	18.7%	13.1%
Lumber & lumber sheet goods	232.1	36.0%	227.8	39.6%	1.9%
Millwork	55.8	8.7%	47.8	8.3%	16.9%
Other building products & services	92.2	14.3%	79.9	13.9%	15.4%

Total sales	$644.0	100.0%	$575.4	100.0%	11.9%

      Sales of prefabricated components increased $29.9 million to $142.4 million for the three months ended September 30, 2005. This was largely attributable to the increase in truss and panel sales of $22.7 million and engineered wood of $6.3 million resulting from increased usage of prefabricated components by our customers.
      Sales of windows & doors increased $14.0 million to $121.5 million for the three months ended September 30, 2005. This was attributable to a $7.8 million increase in sales of pre-assembled door units and a $6.3 million increase in sales of assembled and distributed window products.
      Sales of lumber & lumber sheet goods increased $4.3 million to $232.1 million for the three months ended September 30, 2005. This increase was largely attributable to unit volume increases of $23.4 million, which were partially offset by lower prices, which had a negative effect of approximately $19.1 million.
      Sales of millwork products increased $8.1 million to $55.8 million for the three months ended September 30, 2005. Sales of exterior trim and siding increased $5.0 million, and interior trim and moldings increased $2.4 million.
      Sales of other building products & services increased $12.3 million to $92.2 million for the three months ended September 30, 2005. This increase was largely attributable to a $4.5 million increase in installation services and increases in sales for gypsum, hardware, roofing and insulation products of $2.9 million, $1.9 million, $1.9 million and $1.3 million, respectively.
      Gross Margin. Gross margin was $169.9 million for the three months ended September 30, 2005, an increase of $31.9 million. Gross margin percentage improved for all product categories and increased from 24.0% for the three months ended September 30, 2004 to 26.4% for the three months ended September 30, 2005. Gross margin for prefabricated components increased $11.9 million and was the largest contributor to margin expansion. Gross margin percentage for prefabricated components improved from 27.0% to 29.7%. Overall, higher sales levels, favorable product mix, lower raw material costs and efficiency gains drove the improvement in gross margin percentage.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $116.0 million for the three months ended September 30, 2005, an increase of $16.4 million, or 16.5%. This increase was primarily due to an $11.5 million increase in salaries and benefits expense, largely resulting from a $3.3 million increase in commission expense and a 6.1% increase in headcount, related to sales growth. In addition, handling and delivery expenses increased $3.3 million, primarily for fuel costs, and professional services fees increased $1.1 million, primarily related to services required in connection with being a public company.
      Interest Expense. Interest expense was $8.1 million for the three months ended September 30, 2005, an increase of $1.9 million. The increase was primarily attributable to higher average interest rates during the three months ended September 30, 2005, which resulted in approximately $1.3 million of additional interest expense. In addition, we repaid a portion of our long-term debt with cash generated by operations and wrote-off $0.5 million of previously deferred loan costs.
      Provision for Income Taxes. The effective combined federal and state tax rate was 39.3% and 38.5% for the three months ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily because of an increase in certain 2005 expenses not deductible for state tax purposes.
Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
      During the nine months ended September 30, 2005 sales grew for all product categories, as compared to the same period in 2004, and our gross margin improved, particularly for our prefabricated components and lumber & lumber sheet goods product categories. In addition to favorable homebuilding activity in our geographic markets, we believe that market share gains were a primary contributor to our sales growth. These factors were partially offset by lower prices for lumber & lumber sheet goods and capacity constraints in several manufacturing operations due to increased demand. Our sales management initiatives, including incentive and training programs, allowed us to grow sales in all product categories at a faster rate than reported growth in residential housing starts during the same period. In addition, the growth rate for prefabricated components reflects our successful strategy of diversifying into more value-added product sales.
      Gross margin growth was significantly offset by a $36.4 million (including applicable payroll taxes) special cash payment paid to stock option holders in February 2005, as well as higher selling, general and administrative expenses and interest expense. Selling, general and administrative expenses increased due to increased salaries and benefits largely resulting from higher sales commissions and increased headcount. Higher fuel costs and professional services fees also contributed to the increase in selling, general and administrative expenses.
      Sales. Sales for the nine months ended September 30, 2005 were $1,771.9 million, a 14.1% increase over sales of $1,552.5 million for the nine months ended September 30, 2004. The following table shows sales classified by major product category (dollars in millions):

	Nine Months Ended September 30,

	2005		2004

		% of		% of	%
	Sales	Sales	Sales	Sales	Growth

Prefabricated components	$376.8	21.3%	$287.3	18.5%	31.2%
Windows & doors	330.7	18.7%	291.6	18.8%	13.4%
Lumber & lumber sheet goods	655.9	37.0%	624.5	40.2%	5.0%
Millwork	151.5	8.5%	130.7	8.4%	16.0%
Other building products & services	257.0	14.5%	218.4	14.1%	17.7%

Total sales	$1,771.9	100.0%	$1,552.5	100.0%	14.1%

      Sales of prefabricated components increased $89.5 million to $376.8 million for the nine months ended September 30, 2005. This was largely attributable to the increase in truss and panel sales of $68.3 million primarily resulting from increased usage of prefabricated components by our customers.
      Sales of windows & doors increased $39.0 million to $330.7 million for the nine months ended September 30, 2005. This was attributable to a $22.5 million increase in sales of pre-assembled door units and a $16.5 million increase in sales of assembled and distributed window products.
      Sales of lumber & lumber sheet goods increased $31.4 million to $655.9 million for the nine months ended September 30, 2005. This increase was largely attributable to unit volume increases of approximately $48.3 million and offset by lower pricing of approximately $16.9 million, respectively. Favorable market prices for lumber during the first quarter 2005 were offset as lumber market prices softened during the second and third quarters of 2005.
      Sales of millwork products increased $20.9 million to $151.5 million for the nine months ended September 30, 2005. Sales of exterior trim and siding increased $9.6 million, and interior trim and moldings increased $9.5 million.
      Sales of other building products & services increased $38.6 million to $257.0 million for the nine months ended September 30, 2005. This increase was largely attributable to an $8.0 million increase in installation services and increases in sales for gypsum, hardware, roofing and insulation products of $8.1 million, $6.6 million, $5.7 million and $4.0 million, respectively.
      Gross Margin. Gross margin was $446.4 million for the nine months ended September 30, 2005, an increase of $92.3 million, or 26.1%. The gross margin percentage increased from 22.8% for the nine months ended September 30, 2004 to 25.2% for the nine months ended September 30, 2005. The gross margin percentage improved for all product categories except windows & doors, where margins on manufactured windows fell slightly as we expanded our capacity. Gross margin percentage for prefabricated components improved from 26.7% to 29.2% and was the largest contributor to gross margin expansion. Overall, higher sales levels, favorable product mix, lower raw material costs and efficiency gains drove the improvement in gross margin percentage.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $332.4 million for the nine months ended September 30, 2005, an increase of $46.8 million, or 17.0%. The increase was primarily due to a $31.9 million increase in salaries and benefits expense, largely resulting from a $10.0 million increase in commission expense and a 5.8% increase in headcount, related to sales and gross margin growth. In addition, handling and delivery expenses increased $8.7 million, primarily for fuel costs, and professional services fees increased $3.2 million, primarily related to services required in connection with being a public company.
      Stock Compensation Expense. In conjunction with our February 11, 2005 recapitalization, we made a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) to stock option holders in-lieu of adjusting the exercise price of their options. During the nine months ended September 30, 2004, we paid approximately $0.4 million to certain stock option holders whose exercise price could not be adjusted for the February 2004 special dividend.
      Interest Expense. Interest expense was $39.6 million for the nine months ended September 30, 2005, an increase of $21.0 million. The increase was primarily attributable to charges associated with our recapitalization, IPO and subsequent debt repayments. These charges are summarized below (in thousands):

	Nine Months Ended
	September 30,

	2005	2004

Write-off of unamortized deferred debt issuance costs	$10,835	$2,182
Financing costs incurred in conjunction with the February 2005 refinancing	2,425	—
Termination penalty resulting from prepayment of term loan under prior credit facility	1,700	—

	$14,960	$2,182

      In addition, higher average debt levels and average interest rates during the nine months ended September 30, 2005 resulted in interest expense increasing by approximately $5.0 million and $3.1 million, respectively.
      Provision for Income Taxes. The effective combined federal and state tax rate was 39.3% and 38.5% for the nine months ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily because of an increase in certain 2005 expenses not deductible for state tax purposes.
LIQUIDITY AND CAPITAL RESOURCES
      Our primary capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the floating rate notes and the 2005 Agreement, to fund capital expenditures and acquisitions, and to pay dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. In addition, we completed our IPO in June 2005 and used the net proceeds, together with cash on hand, to repay a portion of our term loan. Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver, we believe we will have sufficient capital to meet our anticipated short-term needs, including our capital expenditures and our debt obligations for the foreseeable future. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available.
      Although we anticipate that our primary source of funds will be from operations, we have in the past and may in the future raise external funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. In assessing our liquidity, key components include our net income and current assets and liabilities. For the longer term, our debt and long-term liabilities are also considered key to assessing our liquidity.
      In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure or for acquisitions of complementary businesses when such opportunities become available.
Consolidated Cash Flows
      Cash flows provided by operating activities were $88.7 million for the nine months ended September 30, 2005 compared to $61.3 million for the nine months ended September 30, 2004. The increase in cash flows provided by operating activities was primarily driven by increased sales and improved profitability, but was significantly offset by a $36.4 million (including applicable payroll taxes) special cash dividend payment made to stock option holders during the first quarter of 2005. This special dividend was recorded as stock compensation expense in the nine months ended September 30, 2005. Other net sources of cash were related to changes in working capital. Seasonally higher sales, accounts receivable and inventory levels were more than offset by our increased and ongoing focus on working capital management. We have been working with our vendors to extend our payment terms, which has increased our accounts payable days. In addition, our accounts receivable days have decreased, and our inventory turns have increased significantly.
      During the nine months ended September 30, 2005 and 2004, cash flows used for investing activities were $18.7 million and $14.8 million, respectively. Capital expenditures increased approximately $6.2 million from $16.4 million for the nine months ended September 30, 2004 to $22.6 million for the nine months ended September 30, 2005 primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Proceeds from the sale of property, plant and equipment increased $2.3 million from $1.6 million for the nine months ended September 30, 2004 to $3.9 million for the nine months ended September 30, 2005 primarily due to the sale of real estate related to closed facilities.
      Net cash used in financing activities was $86.7 million for the nine months ended September 30, 2005 compared to $29.3 million for the nine months ended September 30, 2004. Significant financing transactions during the nine months ended September 30, 2005 and 2004 included the following:

•	In February 2004, we entered into a senior secured credit agreement (the “2004 Agreement”) and received proceeds of $315.0 million. We used the proceeds, together with cash on hand, to pay a special dividend to our stockholders of approximately $139.6 million, to pay transaction costs associated with the 2004 Agreement of $11.0 million and to retire the existing debt facility of $168.3 million.

•	In February 2005, we recapitalized the Company by entering into a senior secured credit agreement (the “2005 Agreement”) and issuing second priority senior secured floating rate notes. We received gross proceeds of $225.0 million and $275.0 million from these two transactions, respectively. We used the proceeds, together with cash on hand, to retire $313.3 million of the 2004 Agreement, to pay a special cash dividend of $201.2 million to stockholders, to make a special cash payment of $36.4 million to stock option holders, and to pay $21.1 million of expenses related to the refinancing.

•	In June 2005, we completed our IPO, and received net proceeds of $109.0 million. At September 30, 2005, the amount of unpaid transaction costs included in accrued liabilities was immaterial. We used the net proceeds from the IPO and cash generated from operations to repay $135.0 million of our term loan under the 2005 Agreement.

•	During the third quarter 2005, we repaid $25.0 million of our term loan under the 2005 Agreement.
      There was no change in book overdrafts during the nine months ended September 30, 2005 compared to a decrease of $24.1 million during the nine months ended September 30, 2004, reflecting the timing of disbursements at period end.
Capital Resources
      On February 11, 2005, we entered into the 2005 Agreement, which was initially comprised of a $225.0 million six-and-a-half year term loan, a $110.0 million five-year revolver and a $15.0 million pre-funded letter of credit facility available at any time during the six-and-a-half year term.
      In June 2005, we completed our IPO and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. During the third quarter 2005, we repaid an additional $25.0 million of the term loan. These repayments permanently reduced the borrowing capacity under the term loan to $65.0 million; eliminated the required installment payments through September 2006; reduced the quarterly installment payments to $0.2 million; and reduced the final payment to $61.7 million. At September 30, 2005, the available borrowing capacity of the revolver totaled $108.8 million after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. We also have $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility.
      Interest rates on loans under the 2005 Agreement are based on the base rate of interest determined by the administrative agent rate or LIBOR (plus a margin, based on leverage ratios, which is 1.50% for base rate revolving loans and 2.50% for term loans), to be determined at our option at the time of borrowing. A variable commitment fee (currently 0.50%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at September 30, 2005 for borrowings under the 2005 Agreement was 6.19%.
      The 2005 Agreement is guaranteed by all of our subsidiaries and collateralized by (i) a pledge of the common stock of all our subsidiaries and (ii) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. The 2005 Agreement also contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, and asset sales and also require compliance with certain financial covenants with respect to a maximum total leverage ratio and a minimum interest coverage ratio. We can be required to make mandatory prepayments of amounts outstanding under the 2005 Agreement based on certain asset sales and casualty events, issuance of debt and the results of an excess cash flow calculation that must be performed annually under the terms of the 2005 Agreement.
      On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes due in 2012. Interest accrues on the floating rate notes at a rate of LIBOR plus 4.25% and is payable quarterly in arrears beginning May 15, 2005. The LIBOR rate is reset at the beginning of each quarterly period. At any time on or after February 15, 2007, the Company can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. At any time before February 15, 2007, the Company can redeem the notes, in whole or in part, at a redemption price equal to par, plus a make-whole premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings any time before February 15, 2007. In the event of a change in control, the Company may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.
      The floating rate notes are jointly and severally guaranteed by all of our subsidiaries and collateralized by (i) a pledge of the common stock of certain of our subsidiaries and (ii) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture governing the floating rate notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or make other distributions, incur liens, enter into certain types of transactions with affiliates, create restrictions on the payment of dividends or other amounts to us by our restricted subsidiaries and sell all or substantially all of our assets or merge with or into other companies.
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

      The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At September 30, 2005, the fair value of the interest rate swaps was a receivable of $2.1 million. The weighted-average interest rate at September 30, 2005 for the floating rate notes was 8.24%.
      Proceeds from the 2005 Agreement and the issuance of the floating rate notes were used, in addition to cash on hand at the refinancing date, to retire the 2004 Agreement. The proceeds were also used to pay a cash dividend to stockholders of $201.2 million and make a cash payment of approximately $36.4 million (including applicable payroll taxes of $0.6 million) to stock option holders in-lieu of adjusting the exercise price, pay fees and expenses of $21.1 million related to the refinancing, and make a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement.
      Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Term loan	$65,000	$—
Floating rate notes	275,000	—
Tranche A term loan	—	228,275
Tranche B term loan	—	85,000
Other notes	—	205

	340,000	313,480
Less current portion of long-term debt	165	1,688

Total long-term debt	$339,835	$311,792

Capital Expenditures
      Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe that this trend will continue given our existing facilities, our current acquisition strategy and our product portfolio and anticipated market conditions going forward. For the nine months ended September 30, 2005 and 2004, capital expenditures totaled $22.6 million and $16.4 million, respectively. The increase was primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Consistent with previous spending patterns, we anticipate future capital expenditures will focus primarily on expanding our value-added product offerings such as prefabricated components. We expect our capital expenditures to approximate $29.0 million in 2005.
DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
      The following summarizes the contractual obligations of the Company as of December 31, 2004 (in thousands):

	Payments Due by Period

		Less than				After
Contractual Obligations	Total	1 Year	1-3 Years	4 Years	5 Years	5 Years

Long-term debt(1)	$340,000	$—	$1,645	$658	$658	$337,039
Operating leases	172,664	31,072	65,018	16,449	11,476	48,649
Interest on long-term debt(1)(2)	203,269	34,258	85,420	27,864	27,298	28,429

Total contractual cash obligations	$715,933	$65,330	$152,083	$44,971	$39,432	$414,117

(1)	These future maturities of long-term debt and the related interest obligations reflect the refinancing of our credit agreement and the issuance of $275.0 million second priority senior secured floating rate notes on February 11, 2005; a $135.0 million repayment of our term loan with proceeds from our IPO, together with cash on hand; and repayments of our term loan totaling $25.0 million made during the third quarter 2005 utilizing cash generated from operations.

(2)	Interest based on LIBOR rate of 4.05% at September 30, 2005. Interest on long-term debt reflects two interest rate swap agreements effective June 10, 2005 and July 1, 2005. Actual interest may fluctuate based on LIBOR fluctuations.
      Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at September 30, 2005, a 25 basis point increase in interest rates would result in approximately $0.4 million of additional interest expense annually.
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
      Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.
      Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are attached as exhibits to this quarterly report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
      Limitations on the Effectiveness of Controls. We do not expect that our disclosure controls and procedures will prevent all errors and all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.
      Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.
      Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2005, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
      We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

(a)	During the quarter ended September 30, 2005, employees and former employees of the Company exercised options to purchase 500 shares of our common stock at an exercise price of $3.15 per share. All of the shares were issued pursuant to our 1998 Stock Incentive Plan in reliance on Rule 701 of the Securities Act.
Use of Proceeds

(b)	On June 22, 2005, the SEC declared Amendment No. 7 to our registration statement on Form S-1 effective, and on June 27, 2005, we completed an IPO of 12,250,000 shares of our common stock at a price of $16.00 per share for an aggregate offering price of $196.0 million. Aggregate underwriting discounts and commissions were $13.7 million. Of the 12,250,000 shares offered, 7,500,000 shares were sold by us, and 4,750,000 were sold by our selling stockholders. Our common stock began trading on the NASDAQ National Market under the symbol “BLDR” on June 22, 2005.

Our selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of our common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. The exercise of the over-allotment option increased the aggregate offering price and aggregate underwriting discounts and commissions to $225.4 million and $15.8 million, respectively. We did not receive any proceeds from the shares sold by our selling stockholders.

UBS Securities LLC and Deutsche Bank Securities Inc. were the joint book-running managers of this offering. J.P. Morgan Securities Inc., Robert W. Baird & Co. Incorporated and BB&T Capital Markets (a division of Scott & Stringfellow, Inc.) acted as co-managers.

After underwriting discounts and commissions of $8.4 million and transaction costs of $2.6 million, net proceeds to us were $109.0 million. The amount of estimated transaction costs included in accrued liabilities was immaterial at September 30, 2005. We used all of the net proceeds from the IPO, together with cash on hand, to repay a portion of our outstanding debt.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (previously filed as Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (previously filed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (previously filed as Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (previously filed as Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (previously filed as Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (previously filed as Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1*	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara
10	.2*	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn
10	.3*	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

November 2, 2005	/s/ FLOYD F. SHERMAN Floyd F. Sherman President and Chief Executive Officer (Principal Executive Officer)

November 2, 2005	/s/ CHARLES L. HORN Charles L. Horn Senior Vice President — Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (previously filed as Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (previously filed as Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (previously filed as Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (previously filed as Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (previously filed as Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (previously filed as Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (previously filed as Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1*	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara
10	.2*	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn
10	.3*	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.