Form 10-K
period 2005-12-31
Builders FirstSource, Inc.
filed 2006-03-13
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-51357

BUILDERS FIRSTSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Bryan Street, Suite 1600 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

Registrant’s telephone number, including area code:
(214) 880-3500

Former name, former address and former fiscal year, if changed since last report:
Not applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.01 per share	NASDAQ National Market

Securities registered pursuant to Section 12 (g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $217,613,110 based on the closing price per share on that date of $16.20 as reported on the NASDAQ National Market.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 28, 2006 was 33,421,304.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 25, 2006 are incorporated by reference into Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1.	Business

CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements made in this report involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of this annual report on Form 10-K.

GENERAL

Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc., through a partnership between JLL Partners and certain members of our management team. On October 13, 1999, the company’s name changed to Builders FirstSource, Inc. Since 1998, we have successfully acquired and integrated 23 companies and are currently managed as three regional operating groups — Atlantic, Southeast and Central — with centralized financial and operational oversight. In this annual report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

We are a leading supplier and a fast-growing manufacturer of structural and related building products for residential new construction in the United States. According to ProSales magazine’s 2005 ProSales 100 list, we are the fifth largest building products supplier to professional homebuilders in the United States. Our large scale, full product and service offerings, and unique business model position us to continue growing our sales to production homebuilders, the fastest-growing segment of residential homebuilders, which we define as U.S. homebuilders who build more than 100 homes per year. We have operations principally in the southern and eastern United States with 63 distribution centers and 52 manufacturing facilities. For the year ended December 31, 2005, we generated sales of $2,337.8 million and net income of $48.6 million.

We provide an integrated solution to our customers that combines the manufacturing, supply, and installation of a full range of structural and related building products. Over the past several years, we have significantly increased our sales of products that we manufacture. These products include our factory-built roof and floor trusses, wall panels and stairs, as well as engineered wood products that we design and cut for each home (collectively “prefabricated components”). We also manufacture custom millwork and trim that we market under the Synboardtm brand name, as well as aluminum and vinyl windows, and we assemble interior and exterior doors into pre-hung units. Our revenue from these manufactured products totaled $822.3 million for the year ended December 31, 2005, representing 35.2% of total sales. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing, and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Since 2002, the combined sales of our prefabricated components, windows & doors and millwork product categories have increased 55.7%. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration.

We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint in strong homebuilding markets, serving 31 markets in 11 states. According to 2005 U.S. Census data, we have operations in 20 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits, and approximately 47% of U.S. housing permits were issued in states in which we operate. Our comprehensive product offering featuring over 250,000 stock keeping units (“SKUs”) company-wide and our full range of construction services, combined with our scale and experienced sales force, have driven market share gains, particularly with production homebuilders.

OUR STRATEGY

Our strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry.

Increase Sales of Manufactured Products and Service to Existing Customers.  We plan to organically grow our unit volumes and revenues by providing existing customers with incremental value-added products and services. As part of this strategy, we intend to increase sales of manufactured products, which are higher margin and less price sensitive than lumber products, and are growing in demand by homebuilders. Prefabricated components, such as trusses, wall panels, stairs and engineered wood, are highly valued by our customers, especially production homebuilders, because they reduce builders’ cycle times and carrying costs and generate cost savings through the reduction of on-site labor and lumber waste. Once established as a manufacturer of these products by our customers, we are generally able to cross-sell additional products. We also intend to grow our sales of construction services, such as professional installation, turn-key framing and shell construction, and design, as a complement to our existing product offerings. Our ability to provide full product and service solutions further strengthens customer loyalty and enables us to retain an advantage over our competitors.

Target Production Homebuilders.  We intend to leverage our unique business model, geographic breadth and scale to continue to grow our sales to the production homebuilders as they continue to gain market share. The ten largest production homebuilders, as measured by homes sold, doubled their market share from approximately 10% in 1995 to 20% in 2004, according to Builder magazine, and are expected to increase their market share to 40% by 2010 according to the National Association of Realtors. From 2001 to 2005, the ten largest production homebuilders increased their market share by approximately 33% from an estimated 18% to a projected 24% according to UBS Securities LLC. Over approximately the same period, we have more than doubled our sales to the ten largest production homebuilders, as measured by homes sold, from $260.8 million in 2001 to $530.2 million in the year ended December 31, 2005.

Expand through New Manufacturing and Distribution Centers in Existing and Contiguous Markets.  We believe that several key markets in which we currently operate require increased manufacturing capacity or incremental distribution facilities to reach their full sales potential. In many locations, we believe that we can increase market penetration through the introduction of additional distribution and manufacturing facilities. In addition, we have identified several markets that we believe we can enter with a strong market share from the onset by leveraging our existing nearby facilities, customer relationships and local knowledge. We expect these expansions can be realized with capital expenditures, expressed as a percentage of sales, consistent with historical levels.

Focus on Cost, Working Capital and Operating Improvements.  We are extremely focused on expenses and working capital to remain a low cost supplier. We maintain a continuous improvement, “best practices” operating philosophy and regularly implement new initiatives to reduce costs, increase efficiency and reduce working capital, thereby enhancing profitability and cash flow. For example, we are beginning to link our computer system to those of our customers to streamline the administrative aspects of the quoting, invoicing and billing processes. We are also analyzing our workforce productivity to determine the optimal labor mix that minimizes cost, and examining our logistics function to reduce the cost of inbound freight. Our focus on cost controls and our strategy of shifting the sales mix to value-added products and services have significantly improved profitability. Selling, general and administrative expenses have declined as a percentage of sales from 21.4% in 2001 to 18.4% in 2005. We have also improved our working capital, expressed as a percentage of sales, from 1999 as compared to the year ended December 31, 2005.

Pursue Strategic Acquisitions.  The highly fragmented nature of the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our acquisition strategy centers on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we will selectively seek to acquire companies that manufacture prefabricated components such as roof and floor trusses, wall panels, stairs, and engineered wood, as well as other building products such as millwork. Prefabricated components are growing in popularity with homebuilders and provide us with cross-selling opportunities and higher margins. We will also seek to acquire companies that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there are a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and that the homebuilders in these markets, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings and/or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our senior management team has the experience and ability to identify acquisition candidates and integrate acquisitions, having acquired and integrated 23 companies since 1998.

OUR PRODUCTS AND SERVICES

We distribute a wide variety of products and services directly to homebuilder customers through our network of 63 distribution centers in 11 states. In addition, through our 52 manufacturing facilities, many of which are located on the same premises as our distribution centers, we are a fast-growing manufacturer of building products, including floor and roof trusses, wall panels, stairs, millwork, windows, and doors.

We group our full range of building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. The following chart provides the sales breakdown for our five product categories for the year ended December 31, 2005. Sales by product category for the years ended December 31, 2004 and 2003 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in Item 7 of this annual report on Form 10-K.

Prefabricated Components.  We believe we are one of the largest manufacturers of prefabricated components for residential new construction in the U.S. Prefabricated components has been our fastest growing product category over the past five years. This growth has been a response to changing building practices that utilize more manufactured products, as well as our concerted effort to increase profitability through the sale of value-added products. Prefabricated components are factory-built substitutes for job site-framing and include floor and roof trusses, wall panels, stairs, and engineered wood that we design and cut for each home. Our manufacturing facilities utilize the latest technology and the highest quality materials to produce a quality product, increase efficiency, reduce lead times and minimize production errors. As a result, we believe we incur significantly lower engineering and set-up costs than do our competitors, contributing to improved margins and customer satisfaction.

Windows & Doors.  The windows & doors category comprises the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. These products typically require a high degree of product knowledge and training to sell. As we continue to emphasize higher margin product lines, we expect value-added goods like windows & doors to increasingly contribute to our sales and overall profitability.

Lumber & Lumber Sheet Goods.  Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. This product line has not grown at the same rate as our overall sales over the last five years, as demonstrated by the fact that it represented 36.4% of total sales for the year ended December 31, 2005, compared to 47.6% of total sales in 1999. This decrease in product mix has been intentional as we have sought to shift builder demand toward higher margin prefabricated components for their framing needs. Despite this shift in product mix, we believe we have grown our market share for lumber & lumber sheet goods over this time period. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future, but to grow over the long-term at a slower rate than our other business lines.

Millwork.  Millwork represents a small, but profitable product category. This category includes interior and exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

Other Building Products & Services.  Other building products & services consists of products including cabinets, gypsum, roofing and insulation, as well as services including turn-key framing and shell construction, design assistance and professional installation of products, which spans all our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and improved cost controls. We believe these services require scale, capital and sophistication that smaller competitors do not possess.

SALES AND MARKETING

We seek to attract and retain customers through exceptional customer service, leading product quality, broad product and service offerings, and competitive pricing. This strategy is centered on building and maintaining strong customer relationships rather than traditional marketing and advertising. Homebuilders recognize the value we add — shorter lead times, lower material costs, faster project completion and higher quality. By executing this strategy, we believe we will continue to gain market share.

Our experienced locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder, the salesperson and his or her team of experts review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction and regional aesthetic preferences. Next, the team determines the specific package of our products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. This level of service is highly valued by our customers and generates significant customer loyalty. We currently employ over 600 outside sales representatives, who are typically paid a commission based on gross margin dollars collected and work with over 400 internal sales coordinators and product specialists.

OUR CUSTOMERS

Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2005, our top ten customers accounted for approximately 26.1% of sales, and no single customer accounted for more than 4.8% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., Pulte Homes, Inc., and The Ryland Group, Inc.

In our geographic markets, we believe we are one of the largest suppliers of our product categories to production homebuilders, the fastest growing segment of the residential builders. In line with the growth of this segment, we have more than doubled our sales to the 10 largest production homebuilders, as measured by homes sold, from $260.8 million in 2001 to $530.2 million in the year ended December 31, 2005.

In addition to the largest production homebuilders, we also service and supply regional and local custom homebuilders. Custom homebuilders require high levels of service since our sales team must work very closely with the designers on a day-to-day basis in order to ensure the appropriate products are produced and delivered to the building site. To account for these increased service costs, pricing in the industry is generally commensurate with the level of service provided and the volumes purchased.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, International Paper, and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation and MW Manufacturers Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our and our suppliers’ national footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our pricing commitments. We purchase lumber and OSB on the spot market as necessary to fulfill customer contracts.

We currently source products from over 5,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represent more than 10% of our cost of goods sold, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We expect additional procurement cost savings and purchasing synergies to further enhance our margins and cash flow.

MANUFACTURING

We manufacture four different types of products: prefabricated components, millwork, windows and pre-hung doors. Our prefabricated components allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in an indoor, factory-controlled environment. Engineered wood floors and beams are cut to the required size and packaged for the given application at many of our locations. Without prefabricated components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space and to create a larger variety of house designs. Engineered wood floors are stronger and straighter than conventionally framed floors.

We manufacture custom millwork products such as synthetic exterior trim, custom windows and box columns under the Synboard brand name. Our millwork is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and less maintenance. We also operate an aluminum and vinyl window plant in Houston, Texas which allows us to provide builders, primarily in the Texas market, with an adequate supply of cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with the hinges and door jambs attached, reducing job site installation time and providing higher quality finished door units than those constructed on site.

Prefabricated Components — Trusses and Wall Panels.  Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type: non-custom versus custom builders. Non-custom builders use prototype house plans, which may be modified for each individual customer. The number of changes made to a given prototype house, and the number of prototype houses in existence, varies by builder and their construction and sales philosophy. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. There are three primary benefits to master filing. First, it reduces design cost as a designer can make minor changes to a prototype house rather than designing the components individually. Second, it improves design quality as the majority of the house’s design is based on a proven prototype. Third, master filing allows us to change one file and update all related prototype house designs automatically as we improve the design over time or if the builder modifies the base prototype house. We do not use a master file for custom builders who do not replicate houses, as it is not cost-effective. For these builders, the components are designed individually for each house.

After the shop drawings are designed for a given house, regardless of whether or not the master file system is used, the shop drawings are downloaded into a proprietary software system to review the design for potential errors and to schedule the job for production. The fabrication process begins with the cutting of individual pieces of lumber to the lengths required to assemble the finished component. Shop drawings are downloaded from the design department to our computerized saws. The cut lumber is then joined together to form the roof trusses, floor trusses or wall panels. The finished components are stored by house awaiting shipment to the job site.

We are able to generate fabrication time standards for each component during the design step. We use these standards to measure efficiency by comparing actual production time with the calculated standard. Each plant’s performance is benchmarked by comparing efficiency across plants.

Prefabricated Components — Engineered Wood.  As with trusses and wall panels, engineered wood components have a design and fabrication step. Engineered wood floors are designed using a master filing system similar to the truss and wall panel system. Engineered wood beams are designed to ensure the beam will be structurally sound in the given application. After the design phase, a printed layout is generated. This layout is used to cut the engineered wood to the required length and assemble all of the components into a house package. The components are then installed on the job site. Engineered wood design and fabrication is done at the majority of our distribution locations.

Prefabricated Components — Stairs.  We manufacture box stairs at several of our locations and curved stairs at our East Brunswick, New Jersey location. After a house is framed, our salesman takes measurements at the job site prior to manufacturing to account for any variation between the blueprints and the actual framed house. Box stairs can be fabricated based on these measurements. Curved stairs are typically a more customized product used in the entry foyer of a home and require additional designing, which is done using a computer assisted design program. Box stairs are manufactured by routing 1 1/4 inch by 12 inch stringer lumber to form the frame that holds the stair treads. The treads are then nailed and glued into the frame. The frame for curved stairs is built on a specially designed jig to give the stairs the desired curvature.

Custom Millwork.  Our manufactured custom millwork consists primarily of synthetic exterior trim, custom windows, features and box columns we sell under the Synboard brand name. Synboard requires no ongoing maintenance as compared to wood exterior trim products that require periodic caulking and painting. Synboard products are sold throughout our company and are manufactured at three locations.

Sheets of 4 foot by 18 or 20 foot Celuka-blown, extruded PVC (“Synboard”) are sanded, cut and shaped to produce the desired product. Exterior trim boards are produced by cutting the Synboard into the same industry-standard dimensions used for wood-based exterior trim boards. Exterior features are formed by assembling pieces of Synboard and other PVC-based moldings that have been cut, heated and bent over forms to achieve the desired shape. Custom windows are made by building the frame from Synboard and glazing the glass into place. Box columns are fabricated from sections of PVC that are cut on a 45 degree angle and mitered together.

Windows.  We manufacture a full line of traditional aluminum and vinyl windows at an approximately 200,000 square foot manufacturing facility located in Houston, Texas. The process begins with the purchase of aluminum and vinyl lineal extrusions. These extrusions are cut to size and joined together to form the window frame and sash. Sheet glass is purchased and cut to size. Two pieces of identically shaped glass are then sealed together with a sealing compound to create a glass unit with improved insulating capability. The sealed glass unit is then inserted and glazed into the window frame and sash. The unit is completed when a balance is installed to operate the window and a lock is added to secure the window in a closed position.

Pre-hung Doors.  We pre-hang interior and exterior doors at many of our locations. Door slabs and pre-cut door jambs are inserted into a door machine. The door machine bores holes into the doors for the door hardware and applies the jambs and hinges to the door slab. The casing that frames interior doors is then applied at a separate station. Exterior doors do not have a casing, and instead may have sidelights applied to the sides of the door, a transom attached over the top of the door unit and a door sill applied to the threshold.

COMPETITION

We compete in the Pro Segment of the U.S. residential new construction building products supply market. According to McGraw-Hill Construction, the single family residential construction market was an estimated $315.3 billion in 2005. The Pro Segment of this market consists predominantly of small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations, most of which have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. The Pro Segment remains fragmented due to its overall size, the diversity of the target customer market, and variations in local building preferences and practices. There are only nine building products suppliers in the Pro Segment that generate over $1 billion in sales according to ProSales magazine’s 2005 ProSales 100 list. Our largest competitors in our markets are 84 Lumber Co. (a privately held company), Stock Building Supply (a unit of U.K.-based Wolseley, plc), and Pro-Build Holdings, Inc. (a privately held company).

We focus on a distinctly different target market than the home center retailers such as The Home Depot and Lowe’s, who currently primarily serve do-it-yourself and professional remodeling customers. By contrast, our customers consist of professional homebuilders and those that provide construction services to them, with whom we develop strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turnkey framing and shell construction, as well as prefabricated components and installation. Though some of our competitors may have access to greater resources than we do, our geographic scope and the breadth of our product and service offerings position us well to meet the needs of our customers and retain an advantage over such competitors. In addition, our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

Due in part to our long-standing customer relationships, local market knowledge and competitive pricing, we believe we have substantial competitive advantages over the small, privately owned companies with which we primarily compete. According to 2005 U.S. Census data, we have operations in 20 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits, and approximately 47% of U.S. housing permits were issued in states in which we operate.

EMPLOYEES

At December 31, 2005, we had approximately 6,600 employees, none of whom was represented by a union. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our primary enterprise resource planning (“ERP”) system, which we use for operations representing 70% of our revenue, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in changing product cost environments. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment. We also operate a legacy ERP system for operations representing 30% of our revenue. This system allows us to effectively manage the business and deliver outstanding customer service, but lacks several of the enhancements we have made to our primary system. Accordingly, we are in the process of migrating our remaining operations from the legacy system to our primary system.

We have a single financial reporting system that has been highly customized for our business. Consolidated financial, sales and workforce reporting is integrated using Hyperion Business Intelligence system, which aggregates data from our two ERP systems along with workforce information from our third-party payroll administrator. This technology platform provides management with robust corporate and location level performance management by leveraging standardized metrics and analytics allowing us to plan, track and report performance and compensation measures.

We have developed a proprietary program for use in our component plants. This software reviews product designs for errors, schedules the plants and provides the data used to measure plant efficiency. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in analyzing blueprints to generate material lists, configure kitchen cabinet orders to submit to manufacturers, purchase lumber products from the lowest cost source and configure orders and schedule production in our window plants.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. We believe our revolving credit facility and our ability to generate positive cash flows from operating activities will continue to be sufficient to cover seasonal working capital needs.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our Web site under the links to “SEC Filings.” Our Internet address is (www.bldr.com). Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our Web site as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings. In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

Item 1A.  Risk Factors

Risks associated with our business, an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, Web sites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or results of operations. We may not succeed in addressing these challenges and risks.

The Industry in Which We Operate Is Dependent upon the Homebuilding Industry, the Economy, and Other Important Factors.

The building products supply industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence, and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized sub-contractors, and shortages of materials. In addition, the homebuilding industry is subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse impact on our financial condition, results of operations and cash flows.

The Building Supply Industry Is Cyclical and Seasonal.

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. Our lumber & lumber sheet goods product category represented 36.4% of total sales in the year ended December 31, 2005. We have no ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity, and a shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, results of operations and cash flows.

In addition, although weather patterns affect our results of operations throughout the year, adverse weather historically has reduced construction activity in the first and fourth quarters in our markets. To the extent that hurricanes, severe storms, floods, or other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected. We anticipate that fluctuations from period to period will continue in the future.

Product Shortages, Loss of Key Suppliers, and Our Dependence on Third-Party Suppliers and Manufacturers Could Affect Our Financial Health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, results of operations and cash flows.

Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, results of operations and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our delayed ability to pass on material price increases to our customers could adversely impact our financial condition, results of operations and cash flows.

The Loss of Any of Our Significant Customers Could Affect Our Financial Health.

Our 10 largest customers generated approximately 26.1% of our sales in the year ended December 31, 2005, and our largest customer accounted for about 4.8% of our sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Production homebuilders and other customers may seek to purchase some of the products that we currently sell directly from manufacturers, they may elect to establish their own building products manufacturing and distribution facilities, or they may give advantages to manufacturing or distribution intermediaries in which they have an economic stake. In addition, continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors, and the loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, results of operations and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, results of operations and cash flows.

Our Industry is Highly Fragmented and Competitive, and Increased Competitive Pressure May Adversely Affect Our Results.

The building products supply industry is highly fragmented and competitive. We face significant competition from local and regional building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (i) foresee the course of market development more accurately than do we, (ii) develop products that are superior to our products, (iii) have the ability to produce similar products at a lower cost, (iv) develop stronger relationships with local homebuilders, or (v) adapt more quickly to new technologies or evolving customer requirements than do we. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders, and the volume of such direct sales could increase in the future. Additional manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, results of operations and cash flows will be adversely affected.

We Are Subject to Competitive Pricing Pressure From Our Customers.

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their increasing market share and their ability to leverage such market share in the highly fragmented building products supply industry. Continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in increased pricing pressure. If we are unable to generate sufficient cost savings in the future to offset any price reductions, our financial condition, results of operations and cash flows may be adversely affected.

Our business plans call for the growth of our prefabricated components sales as well as increasing our market share, and we may be unsuccessful in managing or expanding that business.

Our business strategy depends in part on growing our sales of prefabricated components and other value-added products and increasing our market share. If either of these initiatives is not successful, or requires extensive investment, our growth may be limited and we may be unable to achieve or maintain expected levels of growth and profitability.

Our Level of Indebtedness Could Adversely Affect our Ability to Raise Additional Capital to Fund Our Operations, Limit Our Ability to React to Changes in the Economy or Our Industry, and Prevent Us from Meeting Our Obligations under Our Debt Instruments.

As of December 31, 2005, our total indebtedness was $315.0 million, of which $40.0 million was outstanding under the term loan in our senior secured credit facility and $275.0 million of which was second priority senior secured floating rate notes due in 2012.

As of December 31, 2005, $115.0 million of our debt was at a variable interest rate. In the event that interest rates rise, our interest expense would increase; however, we utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding at December 31, 2005, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually.

Our substantial debt could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because a significant portion of our borrowings, including the notes and borrowings under the senior secured credit facility, are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

In addition, some of our debt instruments, including those governing our senior secured credit facility and our notes contain cross-default provisions which could result in our debt, under a number of debt instruments even if we default on only one debt instrument, being declared immediately due and payable. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

We May Incur Additional Indebtedness.

We may incur additional indebtedness under our senior secured credit facility, which provides for up to $110.0 million of revolving credit borrowings. As of December 31, 2005, the available borrowing capacity of the revolver totaled $108.8 million after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. We also have $15.0 million in outstanding letters of credit under the pre-funded letter of credit facility. In addition, we may be able to incur substantial additional indebtedness in the future, including secured debt, subject to the restrictions contained in the credit agreement governing our senior secured credit facility and the indenture relating to our notes (unless these instruments were restructured). If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our Debt Instruments Contain Various Covenants That Limit Our Ability to Operate Our Business.

Our financing arrangements, including our senior secured credit facility and the indenture governing our notes, contain various provisions that limit our ability to, among other things:

•	transfer or sell assets, including the equity interests of our restricted subsidiaries, or use asset sale proceeds;

•	incur additional debt;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	make certain restricted payments or investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company or continue to receive the benefits of these financing arrangements under a “change in control” scenario (as defined in those agreements); and

•	engage in unrelated business activities.

In addition, our senior secured credit facility requires us to meet specified financial ratios. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing our notes and the senior secured credit facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control, or other events beyond our control. The breach of any of these covenants, including those contained in our senior secured credit facility and the indenture governing our notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

We Are a Holding Company and Conduct All of Our Operations through Our Subsidiaries. Therefore, We Rely on Dividends, Interest, and Other Payments, Advances, and Transfers of Funds from Our Subsidiaries to Meet Our Debt Service and Other Obligations. As a Result, We May Not Be Able to Generate Sufficient Cash to Service All of Our Indebtedness and May Be Forced to Take Other Actions to Satisfy Our Obligations under Our Indebtedness, Which May Not Be Successful.

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries, and we rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the senior secured credit facility, the terms of the indenture governing our notes, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

Our financial condition and operating performance and that of our subsidiaries is also subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement governing our senior secured credit facility and the indenture governing our notes restrict our ability to dispose of assets and use the proceeds from such disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

Our Continued Success Will Depend on Our Ability to Retain Our Key Employees and to Attract and Retain New Qualified Employees.

Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either quit or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, results of operations, and cash flows could be adversely affected.

The Nature of Our Business Exposes Us to Product Liability and Warranty Claims and Other Legal Proceedings.

We are involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of home builders and their sub-contractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other legal proceedings. We cannot assure you that any current or future claims will not adversely affect our financial condition, results of operations and cash flows.

A Range of Factors May Make Our Quarterly Revenues and Earnings Variable.

We have historically experienced, and in the future will continue to experience, variability in revenues and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others, (i) the volatility of prices of lumber and wood products, (ii) the cyclical nature of the homebuilding industry, (iii) general economic conditions in the various local markets in which we compete, (iv) the pricing policies of our competitors, (v) the production schedules of our customers, and (vi) the effects of the weather. These factors, among others, make it difficult to project our operating results on a consistent basis, which may affect the price of our stock.

We May be Adversely Affected by Any Disruption in Our Information Technology Systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our centralized financial reporting system currently draws data from our two ERP systems. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins and similar disruptions affecting the global internet. As part of our continuing integration of our computer systems, we plan to integrate our two ERPs into a single system. This integration may divert management’s attention from our core businesses. In addition, we may experience delays in such integration or problems with the functionality of the integrated system, which could increase the expected cost of the integration. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, results of operations and cash flows.

We May be Adversely Affected by Any Natural or Man-Made Disruptions to Our Distribution and Manufacturing Facilities.

We currently maintain a broad network of distribution and manufacturing facilities throughout the southern and eastern U.S. Any serious disruption to our facilities resulting from fire, earthquake, weather-related events, an act of terrorism, or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could seriously disrupt our ability to distribute products to our customers. If any of these events were to occur, our financial condition, results of operations and cash flows could be materially adversely affected.

We May be Unable to Successfully Implement Our Expansion Plans Included in Our Business Strategy.

Our business plan provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, a significant change in our business, the economy or the housing market, an unexpected decrease in our cash flow for any reason, or the requirements of our senior secured credit facility or the indenture governing the notes could result in an inability to obtain the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, results of operations and cash flows. In addition, although we have been successful in the past in integrating 23 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees, customers, or suppliers, difficulties in integrating different computer and accounting systems, and exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, results of operations and cash flows.

Federal, State and Other Regulations Could Impose Substantial Costs and/or Restrictions on Our Operations That Would Reduce Our Net Income.

We are subject to various federal, state, local, and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Federal Accounting Standards Board or similar entities, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, results of operations, and cash flows.

We are Subject to Potential Exposure to Environmental Liabilities and Are Subject to Environmental Regulation.

We are subject to various federal, state, and local environmental laws, ordinances, and regulations. Although we believe that our facilities are in material compliance with such laws, ordinances, and regulations, as owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether we knew of or were responsible for such contamination. No assurance can be provided that remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of unknown environmental conditions or more stringent standards regarding existing residual contamination. More burdensome environmental regulatory requirements may increase our general and administrative costs and adversely affect our financial condition, results of operations, and cash flows.

We May be Adversely Affected by Uncertainty in the Economy and Financial Markets, Including as a Result of Terrorism and the War in the Middle East.

Instability in the economy and financial markets, including as a result of terrorism and the war in the Middle East, may result in a decrease in housing starts, which would adversely affect our business. In addition, the war, related setbacks, or adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. Terrorist attacks similar to the ones committed on September 11, 2001, may directly affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, results of operations and cash flows.

Being a Public Company Increases Our Administrative Costs.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. Under the SEC rules and regulations, as well as those of NASDAQ, our financial compliance costs have increased. Such rules may also make it more difficult and more expensive to obtain director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. Our strategy depends in part upon reducing and controlling operating expenses and upon working capital and operating improvements. We cannot assure you that our efforts will continue to result in the increased profitability, cost savings or other benefits that we expect.

Investor Confidence and the Price of Our Common Stock May Be Adversely Affected if We Are Unable to Comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As a public company, we are subject to rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of, the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting and the effectiveness of such internal controls. These requirements will first apply to our annual report for the fiscal year ending December 31, 2006. If we fail to properly assess and/or achieve and maintain the adequacy of our internal controls, there is a risk that we will not comply with all of the requirements imposed by Section 404. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our securities.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

We have a broad network of distribution and manufacturing facilities in 11 states throughout the southern and eastern U.S. We have 63 distribution facilities and 52 manufacturing facilities, many of which are located on the same premises as our distribution facilities. Our manufacturing facilities produce trusses, wall panels, engineered wood, stairs, windows, pre-hung doors and custom millwork. We are organized into three regional operating groups — Atlantic, Central, and Southeast, in order to achieve operating efficiencies.

Distribution centers are generally leased and typically include 15 to 25 acres of outside storage, a 60,000 square foot warehouse, 10,000 square feet of office space, and 30,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, windows and doors. The distribution centers are generally located in industrial areas with low cost real estate and easy access to freeways to maximize distribution efficiency and convenience. A majority of the distribution centers are situated on rail lines for efficient receipt of goods.

Our manufacturing facilities are generally located on the same premises as our distribution facilities. Truss and panel manufacturing facilities vary in size from 30,000 square feet to 60,000 square feet with 8 to 10 acres of outside storage for lumber and for finished goods. Our window manufacturing facility in Houston, Texas has approximately 200,000 square feet.

We lease most of our distribution and manufacturing facilities. These leases generally have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, generally based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. Our senior secured credit facility and floating rate notes are collateralized by all tangible and intangible property owned by us.

The following chart highlights the location of the Company’s distribution and manufacturing operations:

Leased
Facility Location	Address	General Character	or Owned

Florida
Bunnell	1700 N. State Street	Truss plant	L
	2121 N. State Street	Distribution center	L
Fort Pierce (Port St. Lucie)	701 S. Kings Hwy	Truss plant, distribution center	L
Jacksonville	6550 Roosevelt Blvd.	Truss plant, distribution center	O/L
	8275 Forshee Drive	Millwork shop	L
Lake City	2525 E. Duval Street	Truss plant	L
Orlando	11501 Ryland Court	Millwork shop, distribution center	O
Sanford	2901 Aileron Circle	Truss plant	L

Leased
Facility Location	Address	General Character	or Owned

Tampa	1820 Massaro Blvd.	Truss plant, millwork shop, panel plant, distribution center	L
West Palm Beach	8333 Southern Blvd.	Distribution center	L
Georgia
Atlanta (Norcross)	6870 Mimms Drive	Truss plant, millwork shop, distribution center	L
Blairsville	52 Cleveland Street	Distribution center	L
College Park (South Atlanta)	5230 Feldwood Road	Millwork shop, distribution center	L
Columbus	5515 Veterans Parkway	Distribution center	L
Gainesville	1285 W. Ridge Road	Distribution center	L
LaGrange	195 Davis Road	Distribution center	O
Kentucky
Erlanger	39 Montgomery Road	Millwork shop, distribution center	L
Maryland
Frederick	3302 Ballenger Creek Pike	Millwork shop	O
	295 Bailes Lane Road	Panel plant	L
Hagerstown	914 S. Burhans Road	Panel plant	L
North East	18 Industrial Avenue	Truss plant, distribution center	L
	102 Pennisula Drive	Panel plant	L
Point of Rocks	4011 Rock Hall Road	Millwork shop, distribution center	L
New Jersey
Monroe Township (East Brunswick)	20 South Middlesex Avenue	Millwork shop	L
South Brunswick	1 Progress Road	Distribution center	L
North Carolina
Aberdeen	900 N. Pinehurst Street	Distribution center	L
Apex	12816 U.S. Highway 64 West	Truss plant, panel plant, distribution center	L
Asheboro	3060 U.S. Highway 220 Business South	Distribution center	O
Asheville	332 Haywood Road	Distribution center	O
Brevard	1450 Ecusta Road	Distribution center	L
Cashiers	181 Highway 64 West	Distribution center	L
Fayetteville	1135 Robeson Street	Truss plant, distribution center	L
Harrisburg (Charlotte)	7770 Caldwell Road	Truss plant, panel plant, millwork shop, distribution center	L
Hendersonville	433 4th Avenue Street East	Distribution center	L
High Point	1601 S. Main Street	Distribution center	L
Hillsborough	401 Valley Forge Road	Distribution center	L
Southport	1609 Howe Street SE	Distribution center	O
Wake Forest	4900 NC Highway 98 West	Millwork shop, distribution center	L

Leased
Facility Location	Address	General Character	or Owned

Washington	515 East Water Street	Distribution center	L
Waynesville	970 Brown Avenue	Distribution center	L
Wilmington	5415 Market Street	Distribution center	O
Ohio
Cincinnati	7600 Colerain Avenue	Millwork shop, distribution center	L
Mason	1242 Reading Road	Truss plant, panel plant, distribution center	O
South Carolina
Anderson	1510 Pearman Dairy Road	Distribution center	L
Beaufort	1 Parris Island Gateway	Distribution center	L
Blythewood (Columbia)	180 Hobart Road	Millwork shop, distribution center	L
Charleston	4450 Arco Lane	Millwork shop, distribution center	L
Conway	651 Century Circle	Millwork shop, distribution center	L
Cowpens	151 Dewberry Road	Truss plant	O
	101 Dewberry Road	Panel plant	O
Edisto Island	796 Highway 174	Distribution center	L
Florence	1724 West Lucas Street	Distribution center	O
Goose Creek	111 Lumber Lane	Distribution center	L
Greenville	801 S. Washington Avenue	Millwork shop, distribution center	O
Hilton Head	69 Matthews Drive	Distribution center	O
Johns Island	3155 Maybank Highway	Distribution center	L
Little River	603 Highway 17 South	Distribution center	L
Myrtle Beach	4920 Highway 17 Bypass	Millwork shop	L
North Augusta	871 Edgefield Road	Distribution center	L
Orangeburg (Charleston)	295 Prosperity Drive	Panel plant	L
Pawleys Island	226 Tiller Drive	Distribution center	O
Ridgeland (Cherry Point)	2651 North Okatie Highway	Distribution center	O
Seneca	101 Lumber Lane	Distribution center	O
Simpsonville	313 N. Main Street	Distribution center	L
Spartanburg	8035 Howard Street	Distribution center	O
Summerville	1507 West 5th N. Street	Distribution center	L
Sumter	114 & 116 Myrtle Beach Hwy.	Truss plant	O
Tennessee
Johnson City	407 E. State of Franklin Road	Distribution center	O
Lebanon (Nashville)	3135 Highway 109 North	Millwork shop, distribution center	L
	6010 Division Street	Truss plant, panel plant	L
Morristown	1907 W. Morris Blvd.	Distribution center	L
Mt. Carmel (Kingsport)	230 West Main	Distribution center	L
Piney Flats	260 Piney Flats Road	Truss plant, millwork shop	O

Leased
Facility Location	Address	General Character	or Owned

Texas
Arlington	3403 E. Abram	Millwork shop, distribution center	L
Grand Prairie	1790 Westpark, Suite 103	Millwork shop	L
Houston	5515 Brittmore	Window manufacturing plant	L
Lewisville	902 N. Mill Street	Distribution center	O
San Antonio	6305 Camp Bullis Road 1515 Goliad Road	Millwork shop	L
	6448 Camp Bullis Road	Distribution center	L
Taylor (Austin)	3800 W. 2nd Street	Distribution center	L
Virginia
Bristol	941-45 W. State Street	Distribution center	O
Culpeper	13234 Airpark Drive	Truss plant, panel plant, millwork shop, distribution center	L

We operate a fleet of approximately 1,600 trucks to deliver products from our distribution and manufacturing centers to job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ National Market® under the symbol “BLDR” since June 22, 2005. On February 28, 2006, the closing price of our common stock as reported on the NASDAQ National Market was $23.71. The approximate number of stockholders of record of our common stock on that date was 151, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock during the periods indicated.

	High	Low

June 22 to June 30, 2005	$16.75	$14.90
Quarters ended:
September 30, 2005	$23.30	$15.60
December 31, 2005	$23.60	$17.20

Dividends

We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The terms of our senior secured credit facility and the indenture governing our notes currently restrict our ability to pay dividends.

Although we have not paid regular dividends in the past, we did pay a special cash dividend of $201.2 million, or $8.00 per share, to stockholders in connection with our February 2005 refinancing. We also paid a special cash dividend of $139.6 million, or $5.56 per share, to stockholders in February 2004.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October 1, 2005 through October 31, 2005	—	$—	—	—
November 1, 2005 through November 30, 2005	—	$—	—	—
December 1, 2005 through December 31, 2005	7,532	$20.16	—	—

Total	7,532	$20.16	—	—

The shares presented in the above table represent already-owned common stock utilized by an employee to exercise stock options as approved by our board of directors.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2005 and 2004 and for the year ended December 31, 2003 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2003 and as of and for the years ended December 31, 2002 and 2001 were derived from our consolidated financial statements but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands, except per share amounts)

Statement of operations data:
Sales	$2,337,757	$2,058,047	$1,675,093	$1,500,006	$1,513,545
Cost sales	1,745,230	1,574,535	1,300,410	1,155,375	1,149,957
Gross margin	592,527	483,512	374,683	344,631	363,588
Selling, general and administrative expenses	430,918	375,659	327,027	308,060	324,430
Stock compensation expense(1)	36,437	437	—	—	—
Facility closure costs	—	—	1,171	750	8,288
Income from operations	125,172	107,416	46,485	35,821	30,870
Other expense, net	—	—	620	2,220	4,067
Interest expense	47,227	24,458	11,124	12,055	20,581
Income from continuing operations before income taxes	77,945	82,958	34,741	21,546	6,222
Income tax expense	29,317	31,480	13,343	8,611	2,560
Income from continuing operations	48,628	51,478	21,398	12,935	3,662
Income (loss) from discontinued operations	—	103	(3,822)	(2,980)	(2,120)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(19,504)	—
Net income (loss)	$48,628	$51,581	$17,576	$(9,549)	$1,542
Income from continuing operations per share — basic(2)	$1.67	$2.05	$0.85	$0.51	$0.14
Income from continuing operations per share — diluted(2)	$1.55	$1.93	$0.85	$0.51	$0.14
Weighted average shares outstanding — basic(2)	29,152	25,135	25,204	25,363	25,532
Weighted average shares outstanding — diluted(2)	31,428	26,714	25,252	25,411	25,682
Balance sheet data (end of period):
Cash and cash equivalents	$30,736	$50,628	$5,585	$2,248	$3,309
Total assets	724,407	697,011	622,128	530,965	564,204
Total debt (including current portion)	315,000	313,480	168,533	129,706	154,010
Stockholders’ equity	171,135	210,890	298,933	282,789	293,035
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$19,131	$19,350	$20,187	$20,745	$25,232
Capital expenditures (excluding acquisitions)	29,735	20,718	15,592	15,061	22,491
Special cash dividend per common share	$8.00	$5.56	$—	$—	$—

(1)	Represents cash payment made to stock option holders (including applicable payroll taxes) in lieu of adjusting exercise prices in conjunction with our refinancing transactions as discussed in Note 6 to our consolidated financial statements, included as Item 8 of this annual report. There was no stock compensation expense for the years ended December 31, 2003, 2002 and 2001.

(2)	Reflects the impact of the 1-for-10 reverse stock split that occurred in May 2005 as discussed in Note 6 to our consolidated financial statements, included as Item 8 of this annual report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the selected financial data and the consolidated financial statements and related notes contained in Item 6 and Item 8 of this annual report on Form 10-K, respectively. See “Risk Factors” and “Cautionary Statement” for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a leading supplier and a fast-growing manufacturer of structural and related building products for residential new construction in the U.S. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. We also manufacture custom millwork and trim that we market under the Synboard brand name, and aluminum and vinyl windows. We also assemble interior and exterior doors into pre-hung units. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Prefabricated components consist of factory-built floor and roof trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. The windows & doors category is comprised of the manufacturing, assembly and distribution of windows and the assembly and distribution of interior and exterior door units. Lumber & lumber sheet goods include dimensional lumber, plywood and OSB products used in on-site house framing. Millwork includes interior and exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name. The other building products & services category is comprised of products including cabinets, gypsum, roofing and insulation, and services including turn-key framing and shell construction, design assistance and the professional installation of products, which spans all of our product categories.

Our results of operations are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. Despite expectations that 2006 housing starts will dip modestly below last year’s rapid pace, we believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy for the foreseeable future. These trends include rising immigration rates, growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. We expect that our ability to maintain our strong relationships with the largest builders will be vital to our ability to grow and expand into new markets.

•	Increasing Use of Prefabricated Components. The growing use of prefabricated components in the homebuilding process represents a major trend within the residential new construction building products supply market. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components such as roof and floor trusses, wall panels, stairs and engineered wood, as well as windows, pre-hung doors and our branded Synboard millwork products.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities. In 2005, due to higher than expected demand in our Florida and Mid-Atlantic markets, we experienced capacity constraints in some manufacturing operations. We believe recently opened and planned new facilities will help alleviate the capacity constraints and help us grow market share.

•	Economic Conditions. Our financial performance is impacted by economic changes both nationally and locally in the markets we serve. The building products supply industry is dependent on new home construction and subject to cyclical market pressures. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market pressures, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost supplier of building materials in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs. Our working capital and our selling, general and administrative expenses, both expressed as a percent of sales, have meaningfully declined over the past several years.

In June 2005, we completed an initial public offering of our common stock (“IPO”). As a public company, we will incur significant incremental legal, accounting and other expenses that we did not incur as a private company. These include costs associated with SEC rules and regulations (such as periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002), NASDAQ rules and regulations, and director and officer liability insurance costs.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. We believe our revolving credit facility and our ability to generate positive cash flows from operating activities will continue to be sufficient to cover seasonal working capital needs.

RECENT DEVELOPMENTS

Impact of Recent Hurricanes

Hurricanes Katrina, Rita and Wilma had minimal negative impact on our operations. Hurricane Rita caused two days of down time in our window manufacturing plant in Houston, Texas while Hurricane Wilma caused four days of down time in our West Palm Beach, Florida distribution center. Neither of these events had a material effect on our consolidated operations. In addition, we anticipate very little, if any, benefit from the rebuilding of the areas affected by these hurricanes.

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

1-for-10 Reverse Stock Split

On May 24, 2005, our board of directors and stockholders approved a 1-for-10 reverse stock split of our common stock.

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

Following the effective date of the reverse stock split, the par value of our common stock remained at $0.01 per share. As a result, we have reduced the common stock in the consolidated balance sheets and statement of changes in stockholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures, including dividends, were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.

Refinancing

On February 11, 2005, we entered into a $350.0 million senior secured credit facility with a syndicate of banks (“2005 Agreement”). The credit facility was initially comprised of a $225.0 million six-and-a-half year term loan, a $110.0 million five-year revolver, and a $15.0 million pre-funded letter of credit facility to be available at any time during the six-and-a-half year term. In addition, on February 11, 2005, we issued $275.0 million aggregate principal amount of second priority senior secured floating rate notes due in 2012. With the proceeds of these transactions, we repaid existing indebtedness and paid a $201.2 million, or $8.00 per share, dividend to stockholders, a $36.4 million payment (including applicable payroll taxes of $0.6 million) to stock option holders, and expenses related to the refinancing.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2005	2004	2003

Sales	100.0%	100.0%	100.0%
Cost of sales	74.7%	76.5%	77.6%

Gross margin	25.3%	23.5%	22.4%
Selling, general and administrative expenses	18.4%	18.3%	19.5%
Stock compensation expense	1.6%	0.0%	0.0%
Facility closure costs	0.0%	0.0%	0.1%

Income from operations	5.3%	5.2%	2.8%
Interest expense	2.0%	1.2%	0.7%
Income tax expense	1.2%	1.5%	0.8%
Income from discontinued operations, net of tax	0.0%	0.0%	0.3%

Net income	2.1%	2.5%	1.0%

2005 Compared with 2004

During 2005, sales and gross margin grew for all product categories, as compared to 2004, particularly for our prefabricated components product category. In addition to favorable homebuilding activity in our geographic markets, we believe that market share gains were a primary contributor to our sales growth. These factors were partially offset by lower prices for lumber & lumber sheet goods and capacity constraints in several manufacturing operations due to increased demand. Our sales management initiatives, including incentive and training programs, enabled us to grow sales in all product categories at a faster rate than reported growth in residential housing starts during the same period. In addition, the growth rate for prefabricated components reflects our successful strategy of diversifying into more value-added product sales.

Gross margin growth was significantly offset by a $36.4 million (including applicable payroll taxes) special cash payment paid to stock option holders in February 2005, as well as higher selling, general and administrative expenses and interest expense. Selling, general and administrative expenses increased due to higher salaries and benefits, fuel costs and professional services fees. The increase in salaries and benefits was largely due to higher sales expenses and bonuses resulting from our strong operating performance as well as increased headcount.

Sales.  Sales in 2005 were $2,337.8 million, a 13.6% increase over sales of $2,058.0 million for 2004. The following table shows sales classified by major product category (dollars in millions):

	2005		2004
	Sales	% of Sales	Sales	% of Sales	% Growth

Prefabricated components	$491.9	21.0%	$385.9	18.8%	27.4%
Windows & doors	447.5	19.1%	391.2	19.0%	14.4%
Lumber & lumber sheet goods	849.9	36.4%	815.3	39.6%	4.2%
Millwork	203.1	8.7%	175.9	8.5%	15.4%
Other building products & services	345.4	14.8%	289.7	14.1%	19.2%

Total sales	$2,337.8	100.0%	$2,058.0	100.0%	13.6%

Sales of prefabricated components increased $106.0 million to $491.9 million in 2005. This was largely attributable to the increase in truss and panel sales of $79.9 million primarily resulting from increased usage of prefabricated truss and panel components by our customers.

Sales of windows & doors increased $56.3 million to $447.5 million in 2005. This was attributable to a $29.4 million increase in sales of pre-assembled door units and a $26.9 million increase in sales of assembled and distributed window products.

Sales of lumber & lumber sheet goods increased $34.6 million to $849.9 million in 2005. This increase was largely attributable to unit volume increases of approximately $49.4 million and offset by lower pricing of approximately $14.8 million. Favorable market prices for lumber during the first and fourth quarters of 2005 were offset as lumber market prices softened during the second and third quarters of 2005.

Sales of millwork products increased $27.2 million to $203.1 million in 2005. Sales of exterior trim and siding increased $14.8 million, and interior trim and moldings increased $11.1 million.

Sales of other building products & services increased $55.7 million to $345.4 million in 2005. This increase was largely attributable to a $14.5 million increase in installation services and increases in sales for gypsum, hardware, roofing and insulation products of $10.4 million, $7.8 million, $6.5 million and $6.0 million, respectively.

Gross Margin.  Gross margin was $592.5 million in 2005, an increase of $109.0 million, or 22.5%. The gross margin percentage increased from 23.5% in 2004 to 25.3% in 2005. The gross margin percentage improved for all product categories. Gross margin percentage for prefabricated components improved from 27.0% to 29.2% and was the largest contributor to gross margin dollar expansion. Overall, higher sales levels, favorable product mix, lower raw material costs, improved sales management and efficiency gains drove the improvement in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $430.9 million in 2005, an increase of $55.3 million, or 14.7%. The increase was largely due to a $38.0 million increase in salaries and benefits expense, primarily consisting of a $12.6 million increase in selling expenses, a $5.4 million increase in bonuses, and a 5.6% increase in headcount resulting from our strong operating performance in 2005. An addition, handling and delivery expenses increased $11.8 million, primarily for fuel costs, and professional services fees increased $2.8 million, primarily related to services required in connection with being a public company.

Stock Compensation Expense.  In conjunction with our February 11, 2005 recapitalization, we made a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) to stock option holders in lieu of adjusting the exercise price of their options. During 2004, we paid approximately $0.4 million to certain stock option holders whose exercise price could not be adjusted for the February 2004 special dividend.

Interest Expense.  Interest expense was $47.2 million in 2005, an increase of $22.8 million. The increase was primarily attributable to charges associated with our refinancing, IPO and subsequent debt repayments. These charges are summarized below (in thousands):

	2005	2004

Write-off of unamortized deferred debt issuance costs	$11,354	$2,182
Financing costs incurred in conjunction with the February 2005 refinancing	2,425	—
Termination penalty resulting from prepayment of term loan under prior credit facility	1,700	—

	$15,479	$2,182

In addition, higher average debt levels and average interest rates during 2005 resulted in interest expense increasing by approximately $5.0 million and $4.4 million, respectively.

Provision for Income Taxes.  The effective combined federal and state tax rate decreased from 37.9% in 2004 to 37.6% in 2005. Based on our improved profitability in certain states that allowed us to realize state net operating loss carryforwards in 2005 and projected profitability in future years, we reduced the related valuation allowance by $4.1 million in 2005. We also benefited from a tax deduction of approximately $0.5 million provided by the American Jobs Creation Act of 2004 for qualified production activities. These were partially offset by an increase in certain 2005 expenses not deductible for state tax purposes.

2004 Compared with 2003

During 2004, our leading market positions and unique business model allowed us to grow market share. We estimate market share growth contributed approximately 3.1% to our sales growth. We define market share growth as price adjusted sales growth less permit growth within our markets. Adjusted for higher panel and lumber prices in 2004, our sales grew 12.6% over 2003 while we estimate that new building permits in our markets increased only 9.5% for the same period. This market share growth has leveraged our fixed operating expenses, reducing our selling, general and administrative expenses, expressed as a percentage of sales, from 19.5% in 2003 to 18.3% in 2004. Expanded offering of prefabricated components over the last several years has improved our sales mix and increased overall gross margins. Prefabricated components sales have increased from $257.3 million in 2002 to $385.9 million in 2004, a $128.6 million increase, while its gross margin percentage has expanded from 24.9% in 2002 to 27.0% in 2004. Superior customer service levels allow us to generate attractive gross margins even on commodity type products. Our gross margin percentage for lumber & lumber sheet goods products increased to 19.2% in 2004 from 16.6% in 2003 due to the customer service being provided coupled with new purchasing programs implemented in 2004.

Sales.  Sales in 2004 were $2,058.0 million, a $382.9 million, or 22.9%, increase over sales of $1,675.1 million in 2003. Sales benefited from unanticipated strong homebuilding activity in all our geographic markets and higher market prices for lumber & lumber sheet goods products. Our sales management initiatives, including incentive and training programs, have contributed to our ability to grow sales in all product categories at a faster rate than reported growth in residential housing starts during the same period. In addition, the growth rate of prefabricated components reflects the success of our strategy of diversifying into more value-added product sales. The following table shows sales classified by major product category (dollars in millions):

	2004		2003
	Sales	% of Sales	Sales	% of Sales	% Growth

Prefabricated components	$385.9	18.8%	$303.4	18.1%	27.2%
Windows & doors	391.2	19.0%	354.6	21.2%	10.3%
Lumber & lumber sheet goods	815.3	39.6%	593.7	35.4%	37.3%
Millwork	175.9	8.5%	158.7	9.5%	10.8%
Other building products & services	289.7	14.1%	264.7	15.8%	9.4%

Total sales	$2,058.0	100.0%	$1,675.1	100.0%	22.9%

Sales of prefabricated components increased $82.5 million, or 27.2%, from $303.4 million in 2003 to $385.9 million in 2004. This was largely attributable to the increase in truss and panel sales of $61.9 million resulting from increased usage of prefabricated components by production homebuilders.

Sales of windows & doors increased $36.6 million, or 10.3%, from $354.6 million in 2003 to $391.2 million in 2004. This was attributable to a $13.1 million increase in sales of assembled and distributed window products and a $23.5 million increase in sales of pre-assembled door units.

Sales of lumber & lumber sheet goods products increased $221.6 million, or 37.3%, from $593.7 million in 2003 to $815.3 million in 2004. This increase was largely attributable to favorable price variances of approximately $210.9 million and unit volume increases of $10.7 million. Sales were favorably impacted by the pass-through to our customers of significantly higher prices for lumber & lumber sheet goods, a result of increases in demand coupled with limited capacity additions by manufacturers over the last several years. Market prices for these products are determined by several factors — U.S. housing starts (demand), new capacity (supply), foreign imports and tariffs, and world consumption. On average, market prices during the year ended December 31, 2004 were approximately 28.2% higher than average prices of the previous five years.

Sales of millwork products increased $17.2 million, or 10.8%, from $158.7 million in 2003 to $175.9 million in 2004. This was largely attributable to a $14.3 million increase in sales of interior trim and moldings, primarily as a result of our new sales management programs.

Sales of other building products & services increased $25.0 million, or 9.4%, from $264.7 million in 2003 to $289.7 million in 2004. This increase was largely attributable to a $6.7 million increase in installation services, a $6.7 million increase in sales of insulation products and a $7.6 million increase in sales of hardware products.

Gross Margin.  Gross margin increased $108.8 million, or 29.0%, from $374.7 million in 2003 to $483.5 million in 2004. The gross margin percentage increased from 22.4% in 2003 to 23.5% in 2004. Contributing to this increase was a $26.2 million, or 33.6%, increase in gross margins on prefabricated components. The increase was attributable to higher sales volumes and an increase in gross margin percentage from 25.7% in 2003 to 27.0% in 2004. The improvement in gross margin percentage is primarily attributable to a 1.0% of sales improvement in labor efficiencies, a 1.8% of sales improvement in fixed cost absorption due to the higher sales volume as partially offset by a 1.6% of sales increase in raw materials costs. In addition, the overall gross margin increase was attributed to a $57.6 million, or 58.4%, increase in lumber & lumber sheet goods gross margins, and a corresponding increase in lumber & lumber sheet goods gross margin percentage from 16.6% in 2003 to 19.2% in 2004. The gross margin increase was a result of higher sales levels while purchasing programs implemented in 2004 were the predominant reason for the improvement in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $48.6 million, or 14.9%, from $327.0 million in 2003 to $375.7 million in 2004. The increase was attributable to a $31.3 million increase in salaries and benefits expense, largely as a result of a $13.0 million increase in commission expense and a $10.3 million increase in bonus expense, related to increased sales and profitability, a $6.4 million increase in handling and delivery costs, exclusive of salaries and benefits, primarily in fuel costs, and a $4.3 million increase in occupancy costs. As a percentage of sales, selling, general and administrative expenses decreased from 19.5% in 2003 to 18.3% in 2004. This decrease was due to labor efficiencies and leveraging of fixed operating costs.

Stock Compensation Expense.  During 2004, we paid approximately $0.4 million to certain stock option holders whose exercise price could not be adjusted for the February 2004 special dividend.

Interest Expense.  Interest expense increased by $13.4 million, or 120.7%, from $11.1 million in 2003 to $24.5 million in 2004. Higher average debt levels and average interest rates during 2004 increased interest expense by approximately $8.0 million and $3.4 million, respectively, following the recapitalization completed in February 2004. Our average debt balance increased from $135.2 million in 2003 to $297.5 million in 2004. Our weighted average interest rate increased from 5.10% in 2003 to 6.24% in 2004.

Interest expense in 2003 and 2004 included $2.0 million and $1.8 million of debt issue cost amortization, respectively, and 2004 included the write-off of $2.2 million of previously deferred loan costs.

Income Tax Expense.  The effective combined federal and state tax rate was 37.9% and 38.4% in 2004 and 2003, respectively.

Income (Loss) from Discontinued Operations, Net of Tax.  Loss from discontinued operations, net of tax, decreased $3.9 million from a loss of $3.8 million in 2003 to income of $0.1 million in 2004. In 2003, we recognized an expense of $1.9 million to adjust asset balances to their estimated net realizable value, an expense of $0.2 million related to facility closure costs, and a goodwill impairment charge of $1.2 million. We completed our Colorado exit plan prior to December 31, 2003. In 2004, we favorably settled an outstanding lease obligation and collected several previously written-off customer balances aggregating $0.4 million as partially offset by an additional impairment charge of $0.2 million related to the carrying value of the real estate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements have been to fund working capital needs, meet required debt payments, including debt service payments on the floating rate notes and the 2005 Agreement, to fund capital expenditures and acquisitions, and to pay dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. In addition, we completed our IPO in June 2005 and used the net proceeds, together with cash on hand, to repay a portion of our term loan. Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver, we believe we will have sufficient capital to meet our anticipated short-term needs, including our capital expenditures and our debt obligations for the foreseeable future. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available.

Although we anticipate that our primary source of funds will be from operations, we have in the past and may in the future raise external funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. In assessing our liquidity, key components include our net income, current assets and current liabilities. For assessing our long-term liquidity, we also consider our debt and long-term liabilities.

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

Consolidated Cash Flows

Cash provided by operating activities was $117.0 million in 2005 compared to $94.4 million in 2004. The increase in cash provided by operating activities was primarily driven by increased sales and improved profitability, but was significantly offset by a $36.4 million (including applicable payroll taxes) special cash payment made to stock option holders during the first quarter of 2005. This special payment was recorded as stock compensation expense in the first quarter of 2005. Other net sources of cash were related to changes in working capital. Higher sales, accounts receivable and inventory levels were more than offset by our increased and ongoing focus on working capital management. We have increased our accounts payable days by working with our vendors to extend our payment terms. Our accounts receivable days outstanding have decreased, and our inventory turns have increased. In addition, our accrued liabilities increased primarily due to accrued bonus and income taxes resulting from our improved operating performance and accrued interest.

Cash provided by operating activities increased to $94.4 million in 2004 from net cash used of $40.2 million in 2003. The increase of $134.6 million in cash provided by operating activities was primarily driven by a $34.0 million increase in net income, a net improvement of $72.7 million in accounts receivable and retained interest in transferred accounts receivable used in operating activities and a $29.6 million increase in accounts payable and accrued liabilities. The increase in accounts payable was the result of increased purchasing activity to support higher fourth quarter sales volume combined with the timing of disbursements near year-end. The remaining sources were from changes in other working capital. The improvement in accounts receivable and retained interest in transferred accounts receivable resulted primarily from the expiration of our accounts receivable securitization agreement in August 2003. The increase in accrued liabilities was caused by increased compensation, including bonuses, and sales and income tax accruals that were a direct result of our increased performance for the year ended 2004 as compared to the prior year.

During 2005 and 2004, cash used for investing activities were $25.4 million and $18.7 million, respectively. Capital expenditures increased $9.0 million from $20.7 million in 2004 to $29.7 million in 2005 primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Proceeds from the sale of property, plant and equipment increased $2.3 million to $4.3 million in 2005 primarily due to the sale of real estate related to closed facilities and equipment.

During 2004 and 2003, cash used for investing activities totaled $18.7 million and $13.0 million, respectively. Capital expenditures increased approximately $5.1 million to $20.7 million in 2004 from $15.6 million in 2003 primarily due to the purchase of machinery and equipment at our existing facilities. Proceeds from the sale of property, plant, and equipment decreased $5.1 million from $7.1 million in 2003 to $2.0 million in 2004 primarily due to us updating our delivery and warehouse fleet in 2003. Cash used for acquisitions decreased $4.6 million in 2004 due to our three completed acquisitions during 2003 and no acquisitions completed during 2004.

Net cash used in financing activities was $111.5 million in 2005 compared to $30.7 million in 2004. Significant financing transactions during 2005 and 2004 included the following:

•	In February 2004, we entered into a senior secured credit agreement (the “2004 Agreement”) and received proceeds of $315.0 million. We used the proceeds, together with cash on hand, to pay a special dividend to our stockholders of approximately $139.6 million, to pay transaction costs associated with the 2004 Agreement of $11.1 million and to retire the existing debt facility of $168.3 million.

•	In February 2005, we recapitalized the Company by entering into a senior secured credit agreement and issuing second priority senior secured floating rate notes. We received gross proceeds of $225.0 million and $275.0 million from these two transactions, respectively. We used the proceeds, together with cash on hand, to retire $313.3 million of the 2004 Agreement, to pay a special cash dividend of $201.2 million to stockholders, to make a special cash payment of $36.4 million to stock option holders, to pay $21.1 million of expenses related to the refinancing, and to pay a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement.

•	In June 2005, we completed our IPO, and received net proceeds of $109.0 million. We used the net proceeds from the IPO and cash generated from operations to repay $135.0 million of our term loan under the 2005 Agreement.

•	During the second half of 2005, we used cash generated from operations to repay $50.0 million of our term loan under the 2005 Agreement.

There was no material change in book overdrafts during 2005 compared to a decrease of $24.8 million in 2004, reflecting the timing of disbursements at period end.

Net cash used in financing activities was $30.7 million in 2004 as compared to cash provided by financing activities of $56.5 million in 2003. The increase in cash used in financing activities was primarily related to the 2004 Agreement from which we received approximately $315.0 million of proceeds, of which approximately $139.6 million was used to pay a dividend, $11.1 million was used to pay the transaction costs associated with the 2004 Agreement and $168.3 million was used to retire the then existing debt facility. We also made $1.7 million of scheduled principal payments during 2004 on our credit facility. We had net borrowings of $61.4 million on our revolving line of credit and made approximately $22.6 million of principal payments in 2003. Book overdrafts decreased $24.8 million during 2004 as compared to an increase of $20.5 million in 2003, reflecting the timing of the release of payables.

Capital Resources

On February 11, 2005, we entered into the 2005 Agreement, which was initially comprised of a $225.0 million six-and-a-half year term loan, a $110.0 million five-year revolver and a $15.0 million pre-funded letter of credit facility available at any time during the six-and-a-half year term.

In June 2005, we completed our IPO and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. During the second half of 2005, we repaid an additional $50.0 million of the term loan. These repayments permanently reduced the borrowing capacity under the term loan to $40.0 million; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At December 31, 2005, the available borrowing capacity of the revolver totaled $108.8 million after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. We also have $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility.

Interest rates on loans under the 2005 Agreement are based on the base rate of interest determined by the administrative agent rate or LIBOR (plus a margin, based on leverage ratios, which is 0.75% for base rate revolving loans and 2.50% for term loans), to be determined at our option at the time of borrowing. A variable commitment fee (currently 0.375%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at December 31, 2005 for borrowings under the 2005 Agreement was 6.19%.

The 2005 Agreement is guaranteed by all of our subsidiaries and collateralized by (i) a pledge of the common stock of all our subsidiaries and (ii) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. The 2005 Agreement also contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, change of control, and asset sales and also require compliance with certain financial covenants with respect to a maximum total leverage ratio and a minimum interest coverage ratio. We can be required to make mandatory prepayments of amounts outstanding under the 2005 Agreement based on certain asset sales and casualty events, issuance of debt and the results of an excess cash flow calculation that must be performed annually under the terms of the 2005 Agreement.

On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes due in 2012. Interest accrues on the floating rate notes at a rate of LIBOR plus 4.25% and is payable quarterly in arrears beginning May 15, 2005. The LIBOR rate is reset at the beginning of each quarterly period. At any time on or after February 15, 2007, the Company can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. At any time before February 15, 2007, the Company can redeem the notes, in whole or in part, at a redemption price equal to par, plus a make-whole premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings any time before February 15, 2007. In the event of a change in control (as defined in the indenture), the Company may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. We completed an exchange offer in October 2005. As a result, the notes are registered under the Securities Act.

The floating rate notes are jointly and severally guaranteed by all of our subsidiaries and collateralized by (i) a pledge of the common stock of certain of our subsidiaries and (ii) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture governing the floating rate notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or make other distributions, incur liens, enter into certain types of transactions with affiliates, encounter a change of control, create restrictions on the payment of dividends or other amounts to us by our restricted subsidiaries and sell all or substantially all of our assets or merge with or into other companies.

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

The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At December 31, 2005, the fair value of the interest rate swaps was a receivable of $3.1 million. The weighted-average interest rate at December 31, 2005 for the floating rate notes was 8.39%.

Long-term debt consisted of the following as of December 31 (in thousands):

	2005	2004

Term loan	$40,000	$—
Floating rate notes	275,000	—
Tranche A term loan	—	228,275
Tranche B term loan	—	85,000
Other notes	—	205

	315,000	313,480
Less: current portion of long-term debt	102	1,688

Total long-term debt	$314,898	$311,792

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe that this trend will continue given our existing facilities, our current acquisition strategy and our product portfolio and anticipated market conditions going forward. For 2005 and 2004, capital expenditures totaled $29.7 million and $20.7 million, respectively. The increase was primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Consistent with previous spending patterns, we anticipate future capital expenditures will focus primarily on expanding our value-added product offerings such as prefabricated components. We expect our capital expenditures to range from $35.0 million to $37.0 million in 2006.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations of the Company as of December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4 Years	5 Years	After 5 Years

Long-term debt	$315,000	$102	$1,218	$406	$38,274	$275,000
Operating leases	200,553	41,473	78,933	17,188	12,289	50,670
Interest on long-term debt(1)	165,362	27,107	81,137	27,543	26,481	3,094

Total contractual cash obligations	$680,915	$68,682	$161,288	$45,137	$77,044	$328,764

(1)	Interest based on LIBOR rate of 4.75% at February 13, 2006. Interest on long-term debt reflects two interest rate swap agreements effective June 10, 2005 and July 1, 2005, both with three-year terms. Actual interest may differ from the amounts presented above based on LIBOR fluctuations.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at December 31, 2005. Purchase orders entered into in the ordinary course of business are excluded from the above table. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term at its then fair market value, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $15.0 million as of December 31, 2005.

Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policies that require us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Sales.  We recognize sales when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. We generally recognize sales upon delivery to the customer’s delivery site. We use the completed contract method to recognize sales for certain construction and installation contracts. All sales recognized are net of allowances for cash discounts and estimated returns, which are estimated using historical experience.

Vendor Rebates.  Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount payable to us when we achieve any of a number of measures, generally related to the volume of purchases from our vendors. We account for these rebates as a reduction of the prices of the vendor’s products, which reduces inventory until we sell the product, at which time these rebates reduce cost of sales. Throughout the year, we estimate the amount of rebates based upon our historical level of purchases. We continually revise these estimates to reflect actual purchase levels.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although these changes would not affect the amounts which we have recorded related to product already purchased, it may impact our gross margins on products we sell or sales earned in future periods.

Allowance for Doubtful Accounts and Related Reserves.  We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we generally require payment from most customers within 30 days. As our business is seasonal in certain regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we record estimated reserves based upon our historical write-offs of uncollectible accounts, taking into consideration certain factors, such as aging statistics and trends, customer payment history, independent credit reports, and discussions with customers.

Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. We charge these write-offs against our allowance for doubtful accounts.

Impairment of Long-Lived Assets.  Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our judgment regarding the existence of impairment indicators is based on market and operational performance. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset less any costs of disposition.

Goodwill.  Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2005, our net goodwill balance was $163.0 million, representing 22.5% of our total assets.

We test goodwill for impairment in the fourth quarter of each fiscal year or at any other time when impairment indicators exist. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel. We determine fair value using a discounted cash flow approach to value our reporting units.

If circumstances change or events occur to indicate that our fair market value on a reporting unit basis has fallen below its net book value, we will compare the estimated implied value of the goodwill to its book value. If the book value of goodwill exceeds the estimated implied value of goodwill, we will recognize the difference as an impairment loss in operating income.

One of our reporting units in the northeast has underperformed due to its specific business climate declining as housing activity has softened and competitors have gained market share. The carrying value of goodwill for this reporting unit was $17.4 million as of December 31, 2005. Management has taken certain actions including, but not limited to, changing operational management, reducing the number of facilities, targeting new customers, and commencing sales of prefabricated components in this market, which inherently have higher margins. We believe that these actions will improve operational results as similar actions have improved operational results in other markets in the past. However, there can be no assurance that such actions will have the estimated impact. As of December 31, 2005, management does not believe that an impairment exists but plans to closely monitor trends in budget to actual results on a quarterly basis to determine if an impairment trigger is present that would warrant a reassessment of the recoverability of the carrying value of goodwill prior to the required annual impairment test. Any such reassessment could result in a material impairment of goodwill relating to this reporting unit.

Inventories.  Inventories consist principally of materials purchased for resale, including lumber, sheet goods, windows, doors and millwork, and raw materials for certain manufactured products and are stated at the lower of cost or market. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. We accrue for shrink based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

During the year, we monitor our inventory levels by location and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding special order items purchased in the last three months. We then apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. Our inventories are generally not susceptible to technological obsolescence.

Deferred Income Taxes.  We assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. We consider the reversal of existing deferred tax liabilities, future taxable income, and tax planning strategies in our assessment. We have certain state income tax carryforwards where we believe it is unlikely that we will realize the benefits associated with these tax carryforwards and have established a valuation allowance against our deferred tax assets. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

Insurance Deductible Reserve.  We have large deductibles for general liability, auto liability and workers’ compensation insurance. The expected liability for unpaid claims falling within our deductible, including incurred but not reported losses, is determined using the assistance of a third-party actuary. This amount is reflected on our balance sheet as an accrued liability. Our accounting policy includes an internal evaluation and adjustment of our reserve for all insurance-related liabilities on a quarterly basis. At least on an annual basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding, which is compared to the actual reserve balance at that time and adjusted accordingly.

Stock-Based Compensation.  We record the compensation expense related to stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Because it is our policy to grant stock options at the market price on the date of grant, the intrinsic value is zero, and therefore no compensation expense is recorded. We record the compensation expense related to restricted stock using the fair value of our common stock as of the grant date. The fair value or minimum value (for options granted prior to 2005) of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in the model, particularly for volatility, require a high degree of judgment. As a newly public company, we utilize volatility of a peer group over a recent historical period equal to the expected term of the stock-based award.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”). See “Recently Issued Accounting Standards” for the anticipated effect on our financial statements of this adoption. Prior to 2005, we utilized stock options for our stock-based incentive programs. As a result of SFAS 123R, we anticipate using a combination of both stock options and restricted stock for grants under our 2005 Equity Incentive Plan.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS 123R which replaces SFAS 123 and supercedes APB 25 and SFAS No. 148. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin 107, which provided additional guidance in applying the provisions of SFAS 123R. In April 2005, the SEC amended the compliance dates of SFAS 123R so that registrants will be required to implement the standard as of the beginning of the first annual period that begins after June 15, 2005. In the last quarter of 2005, the FASB provided further guidance for the determination of grant dates and accounting for the tax effects of share-based payment awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from that reported under prior accounting rules.

The Company adopted the provisions of SFAS 123R on January 1, 2006, using the modified prospective application permitted under this statement. The adoption of SFAS 123R will result in the Company recording expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) period. The Company utilized the minimum value method for option grants issued prior to 2005. In accordance with SFAS 123R, these options will continue to be accounted for under APB 25.

The Company estimates that the impact of adopting SFAS 123R, at current and anticipated grant levels, will reduce consolidated operating income in fiscal year 2006 by approximately $3.9 million to $4.1 million. This estimate includes the estimated impact of 0.5 million stock options and 0.3 million shares of restricted stock issued to employees in February 2006 but does not include any additional issuances in 2006. Actual share-based compensation expense in fiscal 2006 will depend, however, on a number of factors, including the amount of new awards granted in 2006, the fair value of those awards at the date of grant, and the fair value of the Company’s stock.

In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS No. 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The Company recognized a $0.5 million tax benefit resulting from the new deduction during the year ended December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at December 31, 2005, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually.

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Builders FirstSource, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the Unites States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 13, 2006

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Sales	$2,337,757	$2,058,047	$1,675,093
Cost of sales	1,745,230	1,574,535	1,300,410

Gross margin	592,527	483,512	374,683
Selling, general and administrative expenses	430,918	375,659	327,027
Stock compensation expense	36,437	437	—
Facility closure costs	—	—	1,171

Income from operations	125,172	107,416	46,485
Other expense, net	—	—	620
Interest expense	47,227	24,458	11,124

Income from continuing operations before income taxes	77,945	82,958	34,741
Income tax expense	29,317	31,480	13,343

Income from continuing operations	48,628	51,478	21,398
Income (loss) from discontinued operations (net of income tax benefit (expense) of ($56) and $2,058 in 2004 and 2003, respectively)	—	103	(3,822)

Net income	$48,628	$51,581	$17,576

Basic net income per share:
Income from continuing operations	$1.67	$2.05	$0.85
Income (loss) from discontinued operations	—	—	(0.15)

Net income	$1.67	$2.05	$0.70

Diluted net income per share:
Income from continuing operations	$1.55	$1.93	$0.85
Income (loss) from discontinued operations	—	—	(0.15)

Net income	$1.55	$1.93	$0.70

Weighted average common shares outstanding:
Basic	29,152	25,135	25,204

Diluted	31,428	26,714	25,252

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$30,736	$50,628
Accounts receivable, less allowances of $6,135 and $6,318 for 2005 and 2004, respectively	237,695	223,242
Inventories	149,397	137,858
Deferred income taxes	17,719	14,095
Other current assets	7,034	7,756

Total current assets	442,581	433,579
Property, plant and equipment, net	99,862	87,486
Goodwill	163,030	163,030
Other assets, net	18,934	12,916

Total assets	$724,407	$697,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,998	$94,378
Accrued liabilities	83,572	58,883
Current maturities of long-term debt	102	1,688

Total current liabilities	211,672	154,949
Long-term debt, net of current maturities	314,898	311,792
Deferred income taxes	12,333	10,209
Other long-term liabilities	14,369	9,171

	553,272	486,121
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2005	—
Common stock, $0.01 par value, 200,000 shares authorized; 32,998 and 25,148 shares issued and outstanding at December 31, 2005 and 2004, respectively	330	251
Additional paid-in capital	111,979	160,213
Unearned stock compensation	(1,087)	—
Retained earnings	58,081	50,426
Accumulated other comprehensive income	1,832	—

Total stockholders’ equity	171,135	210,890

Total liabilities and stockholders’ equity	$724,407	$697,011

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$48,628	$51,581	$17,576
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,131	19,350	20,187
Amortization of deferred loan costs	16,568	3,986	1,954
Deferred income taxes	(2,757)	2,125	3,148
Bad debt expense	1,470	3,101	2,361
Stock compensation expense	73	—	—
Non-cash loss (gain) from discontinued operations	—	(159)	3,598
Non-cash facility closure costs	—	—	871
Net gain on sales of assets	(440)	(537)	(975)
Changes in assets and liabilities:
Accounts receivable	(15,923)	(9,357)	(145,448)
Retained interest in transferred accounts receivable	—	—	63,397
Inventories	(11,539)	(15,306)	(16,139)
Other current assets	(194)	372	628
Other assets and liabilities	337	1,469	492
Accounts payable	33,620	28,600	1,109
Accrued liabilities	28,003	9,160	7,079

Net cash provided by (used in) operating activities	116,977	94,385	(40,162)

Cash flows from investing activities:
Purchases of property, plant and equipment	(29,735)	(20,718)	(15,592)
Proceeds from sale of property, plant and equipment	4,321	2,046	7,115
Acquisitions, net of cash acquired	—	—	(4,563)

Net cash used in investing activities	(25,414)	(18,672)	(13,040)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facilities	—	(68,900)	61,400
Proceeds from credit agreement	225,000	315,000	—
Proceeds from issuance of floating rate notes	275,000	—	—
Payments on long-term debt	(498,480)	(101,153)	(22,573)
Deferred loan costs	(21,558)	(11,128)	(1,340)
Net proceeds from initial public offering	109,006	—	—
Payment of dividend	(201,186)	(139,592)	—
Exercise of stock options	783	38	6
Repurchase of common stock	—	(351)	(1,451)
Collection of stock purchase loans	—	196	13
Book overdrafts	(20)	(24,780)	20,484

Net cash provided by (used in) financing activities	(111,455)	(30,670)	56,539

Net increase (decrease) in cash and cash equivalents	(19,892)	45,043	3,337
Cash and cash equivalents at beginning of period	50,628	5,585	2,248

Cash and cash equivalents at end of period	$30,736	$50,628	$5,585

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Stock		Accumulated
			Additional	Unearned	Purchase		Other
	Common Stock		Paid-in	Stock	Loans	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Receivable	Earnings	Income	Total
	(In thousands, except share amounts)

Balance at December 31, 2002	25,300,424	$253	$253,473	$—	$(209)	$29,272	$—	$282,789
Exercise of stock options	600	—	6	—	—	—	—	6
Repurchase of common stock	(145,168)	(1)	(1,450)	—	—	—	—	(1,451)
Collection of stock purchase loans	—	—	—	—	13	—	—	13
Net income	—	—	—	—	—	17,576	—	17,576

Balance at December 31, 2003	25,155,856	252	252,029	—	(196)	46,848	—	298,933
Exercise of stock options, including tax benefit associated with the exercise of stock options	27,372	—	123	—	—	—	—	123
Repurchase of common stock	(35,015)	(1)	(350)	—	—	—	—	(351)
Cash dividend	—	—	(91,589)	—	—	(48,003)	—	(139,592)
Collection of stock purchase loans	—	—	—	—	196	—	—	196
Net income	—	—	—	—	—	51,581	—	51,581

Balance at December 31, 2004	25,148,213	251	160,213	—	—	50,426	—	210,890
Initial public offering of common stock	7,500,000	75	108,931	—	—	—	—	109,006
Issuance of restricted stock	56,507	1	1,159	(1,160)	—	—	—	—
Stock compensation expense	—	—	—	73	—	—	—	73
Exercise of stock options, including tax benefit associated with the exercise of stock options	292,844	3	1,889					1,892
Cash dividend	—	—	(160,213)	—	—	(40,973)	—	(201,186)
Comprehensive income:
Net income	—	—	—	—	—	48,628	—	48,628
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	—	1,832	1,832

Total comprehensive income								50,460

Balance at December 31, 2005	32,997,564	$330	$111,979	$(1,087)	$—	$58,081	$1,832	$171,135

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Builders FirstSource, Inc. and subsidiaries (the “Company”) is a leading supplier and manufacturer of structural and related building products for residential new construction in the United States. The Company was formed through an agreement between JLL Partners, Inc. and certain members of the existing management team. As of December 31, 2005, affiliates of JLL Partners, Inc. controlled JLL Building Products, LLC, which beneficially owned 52.4% of the Company’s outstanding common stock.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements present the results of operations, financial position, and cash flows of Builders FirstSource, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Estimates are used when accounting for items such as revenue, vendor rebates, allowance for returns, discounts and doubtful accounts, employee compensation programs, depreciation and amortization periods, income taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets.

1-for-10 Reverse Stock Split

On May 24, 2005, the Company’s board of directors and stockholders approved a 1-for-10 reverse stock split of the Company’s common stock. Following the effective date of the reverse stock split, the par value of the common stock remained at $0.01 per share. As a result, the Company has reduced the common stock in the consolidated balance sheets and statement of changes in stockholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures, including dividends, were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.

Sales Recognition

The Company recognizes sales of building products upon delivery to the customer. For contracts with service elements, sales are generally recognized on the completed contract method as these contracts are usually completed within 30 days. Contract costs include all direct material and labor, equipment costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided.

All sales recognized are net of allowances for discounts and estimated returns, based on historical experience.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid investments with an original maturity date of three months or less.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

The Company uses financial instruments in its normal course of business as a tool to manage its assets and liabilities. The Company does not hold or issue financial instruments for trading purposes.

The carrying amounts of the Company’s financial instruments, including accounts receivable and accounts payable approximate fair value due to their short-term nature. Based on the variability of interest rates, management believes the carrying value of long-term debt approximates fair value at December 31, 2005 and 2004.

The Company entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At December 31, 2005, the fair value of the interest rate swaps was a receivable of $3.1 million.

Accounts Receivable

The Company extends credit to qualified professional homebuilders and contractors, generally on a non-collateralized basis. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current economic conditions that may affect the borrower’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible. See Note 8 for a discussion of the Company’s accounts receivable securitization agreement which expired in 2003.

Accounts receivable consisted of the following at December 31:

	2005	2004
	(In thousands)

Trade receivables	$228,922	$216,521
Other	14,908	13,039

Accounts receivable	243,830	229,560
Less: allowance for returns and doubtful accounts	6,135	6,318

Accounts receivable, net	$237,695	$223,242

Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, windows, doors and millwork, as well as certain manufactured products and are stated at the lower of cost or market. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. The Company accrues for shrink based on the actual historical shrink results of the Company’s most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

The Company’s arrangements with vendors provide for rebates of a specified amount of consideration, payable when certain measures, generally related to a stipulated level of purchases, have been achieved. The Company accounts for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time, such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year the Company estimates the amount of the rebates based upon the expected level of purchases. The Company continually revises these estimates based on actual purchase levels.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and aggregated $96.6 million, $80.2 million and $73.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Income Taxes

The Company accounts for income taxes utilizing the liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes are recorded to reflect consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable earnings. The Company records a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Warranty Expense

The Company has warranty obligations with respect to most manufactured products; however, the liability for the warranty obligations is not significant as a result of third-party inspection and acceptance processes.

Deferred Loan Costs

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt using the effective interest rate method for the Company’s term notes and the straight-line method for the Company’s revolving credit facility and floating rate notes. Amortization of deferred loan costs is included in interest expense. Upon changes to its debt structure, the Company evaluates any unamortized debt issuance costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements. The Company writes-off unamortized debt issuance costs as necessary based on the results of this evaluation.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated lives of the various classes of assets are as follows:

Buildings and improvements	20 to 40 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term, as defined by SFAS 13, as amended

Major additions and improvements are capitalized, while maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains or losses from dispositions of property, plant and equipment are recorded in the period incurred.

The Company periodically evaluates the commercial and strategic operation of the land, related buildings and improvements of its facilities. In connection with these evaluations, some facilities may be consolidated, and others may be sold or leased. The Company recorded net gains of $0.4 million, $0.5 million and $1.0 million in 2005, 2004 and 2003, respectively. These net gains related to the sale of real estate and equipment and are recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statements of operations.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company capitalizes certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The net carrying value of internal use software costs was $0.7 million and $1.2 million as of December 31, 2005 and 2004, respectively. These costs are included in furniture and fixtures in Note 3 and are amortized on a straight-line basis over a period of three years.

Long-Lived Assets

The Company evaluates its long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, generally the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change.

Insurance

The Company has established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. Provisions for losses are developed from valuations that rely upon the Company’s past claims experience, which considers both the frequency and settlement of claims. The Company discounts its workers’ compensation liability based upon estimated future payment streams at its risk-free rate.

Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of common stock equivalents. Weighted average shares outstanding have been adjusted for common shares underlying options of 4.2 million, 4.5 million and 0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Weighted average shares outstanding for 2005 have also been adjusted for 0.1 million shares of restricted stock. Options to purchase 2.9 million shares of common stock outstanding at December 31, 2003 were not included in the computation of diluted earnings per share because their effect was not dilutive. The number of options excluded for the year ended December 31, 2005 was immaterial. There were no options excluded for the year ended December 31, 2004.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2005	2004	2003
	(In thousands)

Weighted average shares for basic EPS	29,152	25,135	25,204
Dilutive effect of stock awards and options	2,276	1,579	48

Weighted average shares for diluted EPS	31,428	26,714	25,252

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Intangibles subject to amortization

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Impairment losses are recognized if the carrying value of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its estimated fair value. The net carrying amounts of intangible assets were immaterial as of December 31, 2005 and 2004.

Goodwill

The Company recognizes goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. No impairment existed as of December 31, 2005 or 2004. There were no changes in the net carrying amount of goodwill for the years ended December 31, 2005 or 2004.

Stock Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations in accounting for employee stock-based compensation costs related to its stock incentive plans. APB 25 is an intrinsic value approach for measuring stock-based compensation costs. SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) is a fair value approach for measuring stock-based compensation costs.

Had the compensation cost for the Company’s stock-based compensation been determined in accordance with SFAS 123, the Company’s net income and net income per share would approximate the pro forma amounts below for the years ended December 31:

	2005	2004	2003
	(In thousands, except per share amounts)

Reported net income	$48,628	$51,581	$17,576
Deduct: total stock-based employee compensation expense determined under minimum or fair value methods for all awards, net of related tax effects	(968)	(924)	(877)

Pro forma net income	$47,660	$50,657	$16,699

Net income per share — as reported:
Basic	$1.67	$2.05	$0.70
Diluted	$1.55	$1.93	$0.70
Net income per share — pro forma:
Basic	$1.63	$2.02	$0.66
Diluted	$1.52	$1.90	$0.66

The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future results.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value or minimum value (for options granted prior to 2005) of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Expected life	5 years	6 years	6 years
Expected volatility	41.11%	0.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	4.16%	3.01%	3.12%

No adjustment was made for non-transferability or risk of forfeitures. The weighted average grant-date fair value for options with exercise prices equal to the market price of stock on the grant date was $7.92 for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting for Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements for reporting a voluntary change in accounting principle unless it is impracticable. This statement also distinguishes between retrospective application and restatement. It redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for the Company as of January 1, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) which replaces SFAS 123 and supercedes APB 25 and SFAS No. 148. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. In March 2005, the SEC issued Staff Accounting Bulletin 107, which provided additional guidance in applying the provisions of SFAS 123R. In April 2005, the SEC amended the compliance dates of SFAS 123R so that registrants will be required to implement the standard as of the beginning of the first annual period that begins after June 15, 2005. In the last quarter of 2005, the FASB provided further guidance for the determination of grant dates and accounting for the tax effects of share-based payment awards. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from that reported under prior accounting rules.

The Company will adopt the provisions of SFAS 123R on January 1, 2006, using the modified prospective application permitted under this statement. The adoption of SFAS 123R will result in the Company recording expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) period. The Company utilized the minimum value method for option grants issued prior to 2005. In accordance with SFAS 123R, these options will continue to be accounted for under APB 25.

The Company estimates that the impact of adopting SFAS 123R, at current and anticipated grant levels, will reduce consolidated operating income in fiscal year 2006 by approximately $3.9 million to $4.1 million. This estimate includes the estimated impact of 0.5 million stock options and 0.3 million shares of restricted stock issued to employees in February 2006 but does not include any additional issuances in 2006. Actual share-based compensation expense in fiscal 2006 will depend, however, on a number of factors, including the amount of new awards granted in 2006, the fair value of those awards at the date of grant, and the fair value of the Company’s stock.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP 109-1 clarifies guidance that applies to the new deduction for qualified domestic production activities. When fully phased-in, the deduction will be up to 9% of the lesser of “qualified production activities income” or taxable income. FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under SFAS 109 and will reduce tax expense in the period or periods that the amounts are deductible on the tax return. The Company recognized a $0.5 million tax benefit resulting from the new deduction during the year ended December 31, 2005.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. The change in fair value of interest rate swaps is the only item impacting the Company’s accumulated other comprehensive income of $1.8 million (net of income taxes of $1.3 million) as of December 31, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2005	2004
	(In thousands)

Land	$12,896	$13,324
Buildings and improvements	52,733	45,836
Machinery and equipment	93,664	85,644
Furniture and fixtures	28,288	29,486
Construction in progress	12,499	5,060

Property, plant and equipment	200,080	179,350
Less: accumulated depreciation	(100,218)	(91,864)

Property, plant and equipment, net	$99,862	$87,486

Depreciation expense relating to continuing operations was $19.0 million, $19.2 million and $19.4 million, of which $6.6 million, $5.1 million and $4.7 million were included in cost of sales, in 2005, 2004 and 2003, respectively.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2005	2004
	(In thousands)

Accrued payroll and other employee related expenses	$40,527	$25,234
Accrued property, sales and other taxes	12,420	12,956
Insurance self-retention reserves	12,560	9,149
Accrued income taxes	7,295	2,862
Accrued interest	3,584	132
Advances from customers	786	629
Other	6,400	7,921

Total accrued liabilities	$83,572	$58,883

5.	Long-Term Debt

Long-term debt consisted of the following at December 31:

	2005	2004
	(In thousands)

Term loan	$40,000	$—
Floating rate notes	275,000	—
Tranche A term loan	—	228,275
Tranche B term loan	—	85,000
Other notes	—	205

	315,000	313,480
Less: current portion of long-term debt	102	1,688

Total long-term debt	$314,898	$311,792

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

In June 2005, the Company completed an initial public offering of its common stock (“IPO”) and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. During the second half of 2005, the Company repaid an additional $50.0 million of the term loan. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. The Company also wrote-off $4.1 million of debt issuance costs associated with the repayments, which has been included as a component of interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005. At December 31, 2005, the available borrowing capacity of the revolver totaled $108.8 million after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. The Company also has $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rates under the 2005 Agreement for the revolving loans and the term loan are based on the rate of interest determined by the administrative agent rate in the United States or LIBOR (plus a margin, based on leverage ratios, which is 0.75% for base rate revolving loans and 2.50% for term loans at December 31, 2005), at the Company’s option at the time of borrowing. A variable commitment fee (currently 0.375%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at December 31, 2005 for borrowings under the 2005 Agreement was 6.19%.

The 2005 Agreement is guaranteed by all the Company’s subsidiaries and collateralized by substantially all tangible and intangible property and interest in property and proceeds thereof now owned or hereafter acquired by the Company and its wholly-owned subsidiaries. The 2005 Agreement also contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, and asset sales and also require compliance with certain financial covenants with respect to a maximum total leverage ratio and a minimum interest coverage ratio. The Company can be required to make mandatory prepayments of amounts outstanding under the agreement based on certain asset sales and casualty events, issuance of debt and the results of an excess cash flow calculation that must be performed annually under the terms of the 2005 Agreement. Based on the excess cash flow calculation performed as of December 31, 2005, no mandatory prepayment was required.

Second Priority Senior Secured Floating Rate Notes

On February 11, 2005, the Company issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. Interest accrues at a rate of LIBOR plus 4.25%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears and began May 15, 2005. At any time on or after February 15, 2007, the Company can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. At any time before February  15, 2007, the Company can redeem the notes, in whole or in part, at a redemption price equal to par, plus a make-whole premium. The Company may also redeem up to 35% of the aggregate principal amount of the notes with the proceeds of certain equity offerings any time before February 15, 2007. In the event of a change in control, the Company may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. The Company completed an exchange offer in October 2005. As a result, the notes are registered under the Securities Act.

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

The Company entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. In April 2005, the Company entered into an interest rate swap agreement to fix $100.0 million of its outstanding floating rate notes at an effective interest rate of 8.37%, including applicable margin. The interest rate swap agreement is for three years starting July 1, 2005 whereby the Company will pay a fixed rate of 4.12% and receive a variable rate at 90 day LIBOR. In June 2005, the Company entered into another interest rate swap agreement to fix $100.0 million of its outstanding floating rate notes at an effective interest rate of 8.27%, including applicable margin. The interest rate swap agreement is for three years starting June 10, 2005 whereby the Company will pay a fixed rate of 4.02% and receive a variable rate at 90 day LIBOR. The weighted-average interest rate at December 31, 2005 for the floating rate notes was 8.39%.

Proceeds from the 2005 Agreement and the issuance of the floating rate notes, in addition to cash on hand at the refinancing date, were used to retire the Company’s previous senior secured credit agreement (“2004 Agreement”).

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The proceeds were also used to pay a cash dividend to stockholders of $201.2 million and make a cash payment of approximately $36.4 million (including applicable payroll taxes of $0.6 million) to stock option holders in-lieu of adjusting the exercise price, as discussed in Note 6. In connection with this refinancing, the Company incurred estimated fees and expenses aggregating $21.1 million and paid a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement. The Company had approximately $9.3 million in unamortized deferred loan costs remaining at the refinancing date related to the 2004 Agreement. In the first quarter of 2005, the termination penalty related to the prepayment of the Tranche B term loan was expensed and recorded as a component of interest expense. Also, based on the final syndicate of banks, the Company expensed approximately $7.3 million of the unamortized deferred financing costs related to the 2004 Agreement and approximately $2.4 million of costs incurred in connection with the refinancing. These costs were recorded as interest expense. The remaining $2.0 million of unamortized deferred financing costs related to the 2004 Agreement and $18.7 million of costs incurred in connection with the refinancing were included as a component of other assets, net and are being amortized over the terms of the 2005 Agreement and floating rate notes. The deferred financing costs have been reduced by $4.1 million and expensed as a result of 2005 repayments of a portion of the term loan.

Future maturities of long-term debt as of December 31, 2005 were as follows (in thousands):

Years ending December 31,
2006	$102
2007	406
2008	406
2009	406
2010	406
Thereafter	313,274

Total long-term debt (including current portion)	$315,000

6.	Stockholders’ Equity

Initial Public Offering

On June 22, 2005, the SEC declared Amendment No. 7 to the Company’s registration statement on Form S-1 effective, and on June 27, 2005, the Company completed an IPO of 12,250,000 shares of its common stock for $16.00 per share. Of the 12,250,000 shares offered, 7,500,000 shares were sold by the Company, and 4,750,000 were sold by the selling stockholders. The Company’s common stock began trading on the NASDAQ National Market under the symbol “BLDR” on June 22, 2005.

The selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. The Company did not receive any proceeds from the shares sold by the selling stockholders.

After underwriting discounts and commissions of $8.4 million and transaction costs of $2.6 million, net proceeds to the Company were $109.0 million. The Company used the net proceeds from the IPO, together with cash on hand, to repay a portion of its outstanding debt. See Note 5.

In conjunction with the IPO, the Company’s stockholders approved an amendment and restatement of the Company’s certificate of incorporation. The amended and restated certificate of incorporation provides that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1-for-10 Reverse Stock Split

On May 24, 2005, the Company’s board of directors and stockholders approved a 1-for-10 reverse stock split of the Company’s common stock. After the reverse stock split, effective May 24, 2005, each holder of record held one share of common stock for every 10 shares held immediately prior to the effective date. As a result of the reverse stock split, the board of directors also exercised its discretion under the anti-dilution provisions of the Company’s 1998 Stock Incentive Plan to adjust the number of shares underlying outstanding stock options and the related exercise prices to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares was not material.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.01 per share. As a result, the Company has reduced the common stock in the consolidated balance sheets and statement of changes in stockholders’ equity included herein on a retroactive basis for all periods presented, with a corresponding increase to additional paid-in capital. All share and per-share amounts and related disclosures, including dividends, were retroactively adjusted for all periods presented to reflect the 1-for-10 reverse stock split.

Special Cash Dividends

On February 11, 2005, the Company’s board of directors declared a special cash dividend of $8.00 per common share, or $201.2 million, to stockholders of record as of February 11, 2005. The Company fully reduced retained earnings and additional paid-in capital to zero by $26.4 million and $160.2 million, respectively. The remainder of the dividend reduced retained earnings by $14.6 million. In connection with the payment of the special cash dividend, the Company also made a cash payment of $36.4 million to stock option holders in-lieu of adjusting the exercise price. This payment, which includes applicable payroll taxes of $0.6 million, was recorded as stock compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

On February 25, 2004, the Company’s board of directors declared a special cash dividend of $5.56 per common share, or $139.6 million, to stockholders of record as of February 25, 2004. The Company fully reduced retained earnings by $48.0 million and reduced additional paid-in capital by $91.6 million for the remainder of the dividend. As a result of the special dividend, the board of directors exercised its discretion under the anti-dilution provisions of the employee stock plan to adjust the exercise price of stock options to reflect the change in the share price on the dividend date. The Company did not record any expense related to adjustment of the exercise price as the modification did not increase the aggregate intrinsic value of any award and the ratio of the exercise price per share to the market value per share was not reduced. Approximately $0.4 million was also paid to certain option holders whose exercise price could not be adjusted for the dividend. The cash payment to these option holders was recorded as stock compensation expense in the accompanying consolidated statement of operations for the year ended December 31, 2004.

7.	Employee Stock Based Compensation

2005 Equity Incentive Plan

In June 2005, the Company’s stockholders approved the adoption of the Company’s 2005 Equity Incentive Plan (“2005 Plan”). Under the 2005 Plan, the Company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2,200,000, subject to adjustment as provided by the 2005 Plan. No more than 2,200,000 shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2005 Plan and no more than 1,100,000 common shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. Other specific terms for awards granted under the 2005 plan shall be determined by the Company’s board of directors (or a committee of its members.)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the board of directors granted 0.1 million shares of restricted stock to certain members of the board of directors and Company management. Based on the market value of the Company’s common stock on the grant date, the restricted stock grants were valued at an aggregate $1.2 million, which was recorded as unearned stock compensation. Compensation expense related to the restricted stock grants is recognized ratably over the three-year vesting period. The Company recognized stock compensation expense of $0.1 million in 2005 related to restricted stock.

1998 Stock Incentive Plan

During 1998, the Company implemented the Builders FirstSource, Inc. 1998 Stock Incentive Plan (“1998 Plan”), a stock-based incentive compensation plan. Under the 1998 Plan, the Company is authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorizes the sale of common stock on terms determined by the Company’s board of directors.

Stock options granted under the 1998 generally cliff vest after a period of seven to nine years. A portion of certain option grants are subject to acceleration if certain financial targets are met. These financial targets include return on net assets and earnings before interest, taxes, depreciation and amortization. These targets are based on the performance of the operating group in which the employee performs their responsibilities and the performance of the Company as a whole for employees whose job responsibilities cover all of the company. The expiration date is generally 10 years subsequent to date of issuance. To date, these targets have generally been met. No further grants will be made under the 1998 Plan.

The Company recognized a tax benefit of $1.1 million and $0.1 million in 2005 and 2004, respectively, related to the tax deduction from option exercises. This amount was recorded as an increase to additional paid-in capital.

The following table summarizes the Company’s stock option activity for the years ended December 31 (shares in thousands):

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	4,504	$3.11	3,047	$9.75	2,976	$9.74
Granted	119	$18.78	1,513	$3.15	160	$10.00
Exercised	(300)	$3.11	(27)	$1.44	(1)	$10.00
Forfeited or expired	(73)	$3.11	(29)	$3.15	(88)	$10.00

Outstanding at end of year	4,250	$3.55	4,504	$3.11	3,047	$9.75

Exercisable at end of year	3,006	$3.10	2,488	$3.09	1,552	$9.50

Outstanding and exercisable stock options at December 31, 2005 were as follows (shares in thousands):

	Outstanding			Exercisable
		Weighted Average	Weighted Average		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Years	Shares	Exercise Price

$1.13	73	$1.13	3.0	73	$1.13
$3.15	4,058	$3.15	6.6	2,933	$3.15
$17.90 - $20.80	119	$18.78	9.7	—	—

$1.13 - $20.80	4,250	$3.55	6.6	3,006	$3.10

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Securitization of Trade Accounts Receivable

On August 31, 2000, the Company and certain of its subsidiaries entered into an agreement to sell on a non-recourse basis a pool of trade receivables to a wholly owned bankruptcy-remote special purpose funding subsidiary (the “Funding Subsidiary”) of the Company. The Funding Subsidiary, in turn, sold the trade receivables to a securitization company. The agreement with the securitization company expired August 28, 2003 (the “Expiration Date”) and the Funding Subsidiary was dissolved. Prior to the Expiration Date, trade receivables sold to the securitization company were not reflected on the Company’s consolidated balance sheets and any receivables not sold to the securitization company were recorded as retained interest in the receivables portfolio of the Funding Subsidiary.

The Company recognized losses on the accounts receivable sold to the securitization company based on the fair value of the receivables sold. The fair value of the retained interest was determined after considering such factors as loss history, payment discounts, weighted average life and product returns. From the inception of the securitization to the Expiration Date, there were no substantive changes in the Company’s key measurement and valuation assumptions. Pre-tax losses on these sales, net of servicing fee, totaled $0.6 million in 2003 and were recorded in other expense, net in the accompanying consolidated statements of operations.

During the tenure of the securitization, the Company received an annual servicing fee of 0.5% of the securitized account receivables, which amount is recorded in other expense, net in the accompanying consolidated statements of operations. The Company recognized no servicing asset or liability because the servicing fee represented adequate compensation for the services performed.

The following table summarizes certain cash flows received from the securitization vehicle for the year ended December 31:

2003
(In thousands)

Proceeds from new securitizations	$69,000
Cash flows received on retained interests	332,738
Proceeds from collections reinvested in revolving securitizations	534,927

For the year ended December 31, 2003, net credit losses on managed receivables were $1.9 million. The delinquency rate at December 31, 2003 was 5.7%.

9.  Facility Closure Costs

During 2003, the Company developed and executed a plan to close a facility in Texas and one in South Carolina due to the locations being unable to sustain a consistent level of profitability. In conjunction with the plan, the Company began disposing of assets, severing employees and pursuing sale of the related real estate. The Company completed the exit plan prior to December 31, 2003. During 2003, the Company recognized approximately $0.5 million in expenses related to the facility closure, including termination benefits to severed employees and adjustments to reflect certain asset balances at net realizable value. The Company also recorded an impairment charge of approximately $0.6 million to adjust the carrying value of the real estate related to these operations to its estimated fair value, less reasonable direct selling costs. At December 31, 2004, the Company classified the carrying value of the real estate of $1.4 million as held for sale, and it was included as a component of other assets, net in the accompanying consolidated balance sheets. During 2005, the Company sold the real estate and recognized an immaterial loss on the sale, which was included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2005.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility closure costs in the accompanying consolidated statement of operations for the year ended December 31, 2003 consisted of the following:

2003
(In thousands)

Facility and other exit costs, net of estimated sub-lease rental income	$43
Employee severance and termination benefits	193
Write-down of assets to net realizable value	899
Other	36

Total facility closure costs	$1,171

The following table summarizes the changes in the Company’s facility closure reserves for the years ended December 31:

	2003	Additions	Payments	2004	Additions	Payments	2005
	(In thousands)

Facility and other exit costs, net of estimated sub-lease rental income	$3,265	$175	$(793)	$2,647	$280	$(262)	$2,665
Employee severance and termination benefits	67	50	(75)	42	—	(27)	15

Total facility closure reserve	$3,332	$225	$(868)	$2,689	$280	$(289)	$2,680

Facility and other exit cost reserves of $2.7 million at December 31, 2005 are primarily related to future minimum lease payments on vacated facilities, and $2.4 million of which were classified as other long-term liabilities. There were no facility closures in 2005 and 2004. The additions to the facility closure reserve primarily relate to changes in assumptions for sub-lease arrangements.

10.	Acquisitions

During 2003, the Company acquired various businesses that provide building materials and services primarily to professional contractors and residential builders in the United States. The aggregate purchase price (including final working capital adjustments), consisting of cash consideration, for these businesses approximated $4.6 million. Of this amount, $2.1 million was allocated to goodwill and intangible assets. There were no acquisitions in 2005 and 2004.

These acquisitions have been accounted for by the purchase method, and accordingly the results of operations of each have been included in the Company’s consolidated financial statements from the respective dates of acquisition. Under this method, the consideration was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. Any excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations have not been presented due to the immateriality of the acquisitions.

11.	Discontinued Operations

During 2002, the Company closed a facility in Colorado as part of a location consolidation in an attempt to achieve certain economies of scale, including reduced operating costs. In September 2003, based upon several factors including unfavorable market conditions and a poor competitive position which prevented the Company from generating profitable results, the Company announced its intent to exit its operations in Colorado. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from the on-going operations of the Company, and the Company will have no further involvement in this market. The Company completed the exit plan prior to December 31, 2003.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the exit plan, in 2003 the Company recorded an expense of $1.5 million in order to adjust asset balances to net realizable value, an expense of $0.2 million related to facility exit costs, and an impairment charge of $1.2 million to write-off the carrying value of goodwill pertaining to these operations. The Company also recorded an impairment charge of approximately $0.4 million to adjust the carrying value of the real estate and equipment related to these operations to estimated fair value, less reasonable direct selling costs. These amounts are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for 2003.

During 2004, the Company recorded an additional impairment of approximately $0.2 million for the real estate based on a revised estimate of fair value. The Company also favorably settled the outstanding lease obligation and collected several customer balances that were previously written-off. The Company reduced expenses by approximately $0.4 million related to these items. These amounts are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for 2004. During 2004, the Company sold certain equipment that was held for sale for cash proceeds of $0.2 million less direct selling costs. No gain or loss was recorded on the sale as the net cash proceeds equaled the carrying value of the equipment at the time of the sale. The Company also transferred approximately $0.2 million of other equipment that was held for sale to other locations and reclassified the balances to property, plant and equipment, net. As of December 31, 2004, the Company classified the carrying value of the real estate of $1.0 million as held for sale, and it was included as a component of other assets, net in the accompanying consolidated balance sheet. In March 2005, the Company sold the real estate for cash proceeds of $1.2 million less direct selling costs. No gain or loss was recorded on the sale as the net cash proceeds equaled the carrying value of the real estate at the time of the sale.

Sales and pre-tax income (loss) attributable to the Colorado operations, which are reported as discontinued operations, were as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)

Sales	$—	$—	$25,600
Pre-tax income (loss)	—	159	(5,880)

12.	Income Taxes

The components of income tax expense from continuing operations were as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)

Current:
Federal	$28,178	$25,380	$12,151
State	3,894	4,669	968

	32,072	30,049	13,119

Deferred:
Federal	(2,266)	2,229	(74)
State	(489)	(798)	298

	(2,755)	1,431	224

Income tax expense	$29,317	$31,480	$13,343

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2005	2004
	(In thousands)

Deferred tax assets related to:
Accrued expenses	$8,717	$6,520
Accounts receivable	2,387	2,448
Inventories	6,056	4,925
Operating loss carryforwards	6,941	3,339
Property, plant and equipment	845	—

	24,946	17,232
Valuation allowance	(6,382)	(3,137)

Total deferred tax assets	18,564	14,095

Deferred tax liabilities related to:
Goodwill	11,921	9,462
Property, plant and equipment	—	747
Interest rate swap agreements	1,257	—

Total deferred tax liabilities	13,178	10,209

Net deferred tax asset	$5,386	$3,886

A reconciliation of the statutory federal income tax rate the Company’s effective rate is provided below for the years ended December 31:

	2005	2004	2003
	(In thousands)

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.4%	3.6%	2.5%
Other	(1.8)%	(0.7)%	0.9%

	37.6%	37.9%	38.4%

The Company has $148.8 million of state operating loss carryforwards expiring at various dates through 2026.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company concluded that it was appropriate to maintain a valuation allowance for state net operating losses in certain jurisdictions where it is more likely than not that the deferred tax asset will not be realized and accordingly increased the valuation allowance by $4.1 million during 2005. This increase was off-set by a reversal of $0.8 million of valuation allowance related to certain state net operating losses that were able to be utilized due to increased profitability of certain operations.

13.	Employee Benefit Plans

The Company maintains one active defined contribution 401(k) plan as discussed below:

Employees of the Company are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation,

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to federally mandated maximums. Participants are immediately vested in their own contributions. The Company matches 50 cents of each pre-tax dollar contributed by participating employees, up to 6% of employees’ contributions and subject to IRS limitations. The Company’s matching contributions are subject to a pro-rata five-year vesting schedule.

The Company recognized expense of $3.9 million, $3.6 million and $3.0 million in 2005, 2004 and 2003, respectively, for contributions to the plan.

14.	Commitments and Contingencies

The Company leases certain land, buildings and equipment used in operations. These leases are accounted for as operating leases with terms ranging from one to 20 years and generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $35.6 million, $28.7 million and $25.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In addition, the Company has residual value guarantees on certain equipment leases. Under these leases the Company has the option of (a) purchasing the equipment at the end of the lease term at its then fair market value, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, the Company is required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, the Company is entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $15.0 million as of December 31, 2005. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that the Company will purchase the equipment at the end of the lease term, the Company does not believe it is probable that it will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows (including residual value guarantees):

	Related Party	Total*

Years ending December 31,
2006	$903	$41,473
2007	903	28,984
2008	677	26,648
2009	525	23,301
2010	300	17,188
Thereafter	491	62,959

	$3,799	$200,553

*	Includes related party future minimum commitments for noncancelable operating leases.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Related Party Transactions

During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $1.0 million, $2.4 million and $3.3 million, respectively, in rental expense to employees or stockholders of the Company with less than 5% ownership for leases of land and buildings.

During the years ended December 31, 2005, 2004 and 2003, the Company paid JLL Partners, Inc. approximately $0.1 million, $0.3 million and $0.3 million, respectively, for certain out-of-pocket expenses incurred. These amounts are recorded in selling, general and administrative expenses.

16.	Concentrations

The Company maintains cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in its normal course of business to customers in the residential construction industry. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Because customers are dispersed among the Company’s various markets, its credit risk to any one customer or state economy is not significant.

17.	Sales by Product Category

Sales by product category for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	(In thousands)

Prefabricated components	$491,850	$385,938	$303,449
Windows & doors	447,472	391,199	354,584
Lumber & lumber sheet goods	849,928	815,295	593,693
Millwork	203,113	175,957	158,680
Other building products & services	345,394	289,658	264,687

Total sales	$2,337,757	$2,058,047	$1,675,093

18.	Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2005	2004	2003
	(In thousands)

Cash payments for interest	$28,015	$20,681	$9,445
Cash payments for income taxes	26,188	26,953	9,941
Supplemental schedule of non-cash financing and investing activities:
Change in accrued capital expenditures	2,775	2,185	—

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2005 and 2004 (in thousands, except per share amounts):

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$509,342	$618,600	$643,964	$565,851
Gross margin	120,935	155,503	169,945	146,144
Net income (loss)	(18,860)	20,161	27,828	19,499
Basic net income (loss) per share	(0.75)	0.78	0.85	0.59
Diluted net income (loss) per share	(0.75)	0.72	0.80	0.56

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$429,354	$547,704	$575,395	$505,594
Gross margin	95,777	120,182	138,089	129,464
Income from continuing operations	3,888	12,723	19,876	14,991
Income (loss) from discontinued operations	246	—	(143)	—
Net income	4,134	12,723	19,733	14,991
Basic net income per share:
Income from continuing operations	0.15	0.51	0.79	0.60
Net income	0.16	0.51	0.79	0.60
Diluted net income per share:
Income from continuing operations	0.15	0.48	0.73	0.55
Net income	0.16	0.48	0.73	0.55

In accordance with SFAS 128, earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

20.	Subsequent Event

On February 27, 2006, JLL Partners Fund V, L.P. (“JLL”) and Warburg Pincus Private Equity IX, L.P. (“Warburg”) consummated a securities purchase agreement whereby they each acquired 50% of the membership interests of Building Products, LLC (formerly, JLL Building Products LLC). As of February 27, 2006, Building Products, LLC remained the holder of 52.4% of the Company’s common stock. JLL and Warburg each have beneficial ownership of 26.2% of the Company’s common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are attached as exhibits to this annual report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this annual report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

In October 2005, the Company filed on behalf of an officer a late report on Form 4, relating to a grant of an employee stock option. In December 2005, the Company filed on behalf of an officer a late report on Form 4, relating to purchases by that officer of shares of common stock. In order to avoid similar late filings, we revised our Section 16 reporting procedures and provided supplemental training to relevant personnel. In addition, our Disclosure Committee evaluated the design and functioning of our disclosure controls and procedures related to Form 4 reporting and provided its written conclusions in its quarterly report to the CEO and CFO.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2005, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2006 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and its Committees,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Code of Business Conduct and Ethics,” Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

Code of Business Conduct and Ethics

Builders FirstSource, Inc. and its subsidiaries endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our board of directors has approved a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. Our Code of Business Conduct and Ethics is administered by a Compliance Committee made up of representatives from our legal, human resources and internal audit departments.

Our employees are encouraged to report any suspected violations of laws, regulations and the Code of Business Conduct and Ethics, and all unethical business practices. We provide continuously monitored hotlines for anonymous reporting by employees.

Our board of directors has also approved a Supplemental Code of Ethics for the chief executive officer, president, and senior financial officers of Builders FirstSource, Inc., which is administered by our general counsel.

Both of these policies are attached as exhibits to this annual report on Form 10-K and can be found on the governance section of our corporate website at: http://investor.bldr.com/governance.cfm.

Stockholders may request a free copy of these policies by contacting the Corporate Secretary, Builders FirstSource, Inc., 2001 Bryan Street, Suite 1600, Dallas, Texas 75201, United States of America.

In addition, within five business days of:

•	Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics that applies to our chief executive officer, our chief financial Officer or controller; or

•	The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K.

We will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Web site at the Internet address above, and such information will be available on our Web site for at least a 12-month period. In addition, we will disclose any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics as required by the listing standards of the NASDAQ National Market.

Item 11.	Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2006 under the captions “Executive Compensation,” “Retirement Plans,” “Employment Agreements and Change in Control Agreements,” “Information Regarding the Board and its Committees — Information on the Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 25, 2006 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2006 under the caption “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2006 under the caption “Proposal 2 — Ratification of Selection of Auditors — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		Credit Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., as Borrower, JLL Building Products, LLC, and the Guarantors party thereto, the Lenders party thereto, UBS Securities LLC, as Joint Arranger and Joint Book Runner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent, and Collateral Trustee for the secured parties, UBS Loan Finance LLC as Swing Line Lender, and Deutsche Bank Securities Inc., as Joint Arranger, Joint Book Runner, and Syndication Agent, and General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.2		Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.3		Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.4+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.5+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.6*, +	Builders FirstSource, Inc. Management Incentive Plan
10	.7+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.8+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
10	.9+	Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

Exhibit
Number		Description

10	.10+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.11+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.12+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)
10	.13+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.14+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.15+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357
10	.16+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357
10	.17+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357
14	.1*	Builders FirstSource, Inc. Code of Business Conduct and Ethics
14	.2*	Builders FirstSource, Inc. Supplemental Code of Ethics
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included as part of Signature Page)
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement.

(b)	A list of exhibits filed, furnished or incorporated by reference with this Form 10-K is provided above under Item 15(a)(3) of this report. Builders FirstSource, Inc. will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Don McAleenan, Senior Vice President and General Counsel, 2001 Bryan Street, Suite 1600, Dallas, Texas 75201.

(c)	Not applicable

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/  FLOYD F. SHERMAN
Floyd F. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

March 13, 2006

The undersigned hereby constitute and appoint Donald F. McAleenan and his substitutes our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorney-in-fact or his substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FLOYD F. SHERMAN Floyd F. Sherman	President and Chief Executive Officer (Principal Executive Officer and Director)	March 13, 2006

/s/ CHARLES L. HORN Charles L. Horn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2006

/s/ M. CHAD CROW M. Chad Crow	Vice President and Controller (Principal Accounting Officer)	March 13, 2006

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 13, 2006

/s/ DAVID A. BARR David A. Barr	Director	March 13, 2006

/s/ CLEVELAND A. CHRISTOPHE Cleveland A. Christophe	Director	March 13, 2006

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 13, 2006

/s/ MICHAEL GRAFF Michael Graff	Director	March 13, 2006

Signature	Title	Date

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 13, 2006

/s/ KEVIN J. KRUSE Kevin J. Kruse	Director	March 13, 2006

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 13, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		Credit Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., as Borrower, JLL Building Products, LLC, and the Guarantors party thereto, the Lenders party thereto, UBS Securities LLC, as Joint Arranger and Joint Book Runner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent, and Collateral Trustee for the secured parties, UBS Loan Finance LLC as Swing Line Lender, and Deutsche Bank Securities Inc., as Joint Arranger, Joint Book Runner, and Syndication Agent, and General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.2		Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.3		Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.4+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

10	.5+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.6*, +	Builders FirstSource, Inc. Management Incentive Plan
10	.7+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.8+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
10	.9+	Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)
10	.10+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.11+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.12+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)
10	.13+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.14+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.15+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara, incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357
10	.16+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn, incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357
10	.17+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan, incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357
14	.1*	Builders FirstSource, Inc. Code of Business Conduct and Ethics
14	.2*	Builders FirstSource, Inc. Supplemental Code of Ethics
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included as part of Signature Page)
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

Exhibit
Number		Description

31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement.