Form 10-Q
period 2006-03-31
Builders FirstSource, Inc.
filed 2006-05-04
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-51357

BUILDERS FIRSTSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Bryan Street, Suite 1600 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
(214) 880-3500
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 28, 2006 was 34,150,377.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2006	2005

	(In thousands,
	except per share amounts)
	(Unaudited)
Sales	$588,627	$509,342
Cost of sales	438,262	388,407

Gross margin	150,365	120,935
Selling, general and administrative expenses	112,202	133,266

Income (loss) from operations	38,163	(12,331)
Interest expense	7,176	19,204

Income (loss) before income taxes	30,987	(31,535)
Income tax expense (benefit)	11,669	(12,675)

Net income (loss)	$19,318	$(18,860)

Net income (loss) per share:
Basic	$0.58	$(0.75)

Diluted	$0.54	$(0.75)

Weighted average common shares outstanding:
Basic	33,105	25,148

Diluted	35,986	25,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005

	(In thousands, except per
	share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,583	$30,736
Accounts receivable, less allowances of $6,522 and $6,135 at March 31, 2006 and December 31, 2005, respectively	255,758	237,695
Inventories	160,878	149,397
Other current assets	24,077	24,753

Total current assets	473,296	442,581
Property, plant and equipment, net	99,838	99,862
Goodwill	163,030	163,030
Other assets, net	19,758	18,934

Total assets	$755,922	$724,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$152,359	$127,998
Accrued liabilities	65,713	83,572
Current maturities of long-term debt	237	102

Total current liabilities	218,309	211,672
Long-term debt, net of current maturities	319,090	314,898
Other long-term liabilities	22,605	26,702

	560,004	553,272
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 33,865 and 32,998 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	335	330
Additional paid-in capital	115,476	111,979
Unearned stock compensation	—	(1,087)
Retained earnings	77,399	58,081
Accumulated other comprehensive income	2,708	1,832

Total stockholders’ equity	195,918	171,135

Total liabilities and stockholders’ equity	$755,922	$724,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2006	2005

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$19,318	$(18,860)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,135	4,712
Amortization of deferred loan costs	653	10,365
Bad debt expense	237	1,129
Non-cash stock based compensation	648	—
Deferred income taxes	(61)	1,406
Net loss (gain) on sales of assets	279	(75)
Changes in assets and liabilities:
Accounts receivable	(18,300)	(28,099)
Inventories	(11,481)	(14,066)
Other current assets	676	(235)
Other assets and liabilities	210	514
Accounts payable	24,361	34,583
Accrued liabilities	(17,859)	(59)

Net cash provided by (used in) operating activities	3,816	(8,685)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,091)	(5,487)
Proceeds from sale of property, plant and equipment	186	1,275

Net cash used in investing activities	(5,905)	(4,212)

Cash flows from financing activities:
Net borrowing under revolving credit facilities	—	10,000
Proceeds from credit agreement	—	225,000
Proceeds from issuance of floating rate notes	—	275,000
Payments on long-term debt	(5)	(313,275)
Deferred loan costs	—	(21,149)
Payment of dividend	—	(201,186)
Exercise of stock options	3,941	—

Net cash provided by (used in) financing activities	3,936	(25,610)

Net increase (decrease) in cash and cash equivalents	1,847	(38,507)
Cash and cash equivalents at beginning of period	30,736	50,628

Cash and cash equivalents at end of period	$32,583	$12,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation and Significant Accounting Policies
      Builders FirstSource, Inc. and subsidiaries (the “Company”) is a leading provider of manufactured components, building materials and construction services to professional homebuilders and contractors in the United States.
      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. All significant intercompany accounts and transactions have been eliminated in consolidation.
      The condensed consolidated balance sheet as of December 31, 2005 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2005 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2005 included in the Company’s most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K.

Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
      Estimates are used when accounting for items such as revenue, vendor rebates, allowances for returns, discounts and doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and when evaluating potential impairment of goodwill, other intangible assets and long-lived assets.

Net Income (Loss) per Common Share
      Net income (loss) per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 4.2 million for the three months ended March 31, 2006. Weighted average shares outstanding for the three months ended March 31, 2006 have also been adjusted for 0.4 million shares of restricted stock. There was no restricted stock outstanding at March 31, 2005. Options to purchase 0.5 million and 4.5 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2006 and 2005, respectively, because their effect was anti-dilutive.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
      The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months
	Ended March 31,

	2006	2005

Weighted average shares for basic EPS	33,105	25,148
Dilutive effect of stock awards and options	2,881	—

Weighted average shares for diluted EPS	35,986	25,148

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
      The Company entered into two interest rate swap agreements during 2005 in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At March 31, 2006, the fair value of the interest rate swaps was a receivable of $4.6 million.
      The following table presents the components of comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months
	Ended March 31,

	2006	2005

Net income (loss)	$19,318	$(18,860)
Other comprehensive income — change in fair value of interest rate swap agreements, net of related tax effect	2,708	—

Total comprehensive income (loss)	$22,026	$(18,860)

Stock-based Compensation
      At March 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 3. The Company issues new common stock shares upon exercises of stock options and grants of restricted stock. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the years ended December 31, 2005, 2004 and 2003, as all grants under the plans had an exercise price equal to the market value or minimum value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, the Company will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. The Company utilized the

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated.
      The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2006: expected life — 5.0 years, expected volatility — 40.9%, expected dividend yield — 0.00%, and risk-free rate — 4.05%. There were no options granted during the three months ended March 31, 2005. The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. As a newly public company, we utilize the volatility of a peer group over a recent historical period equal to the expected life of the option. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and its current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options.
      As a result of adopting SFAS 123(R), the Company’s results of operations for the three months ended March 31, 2006 included compensation expense of $0.6 million ($0.4 million net of taxes), representing a $0.01 impact to both basic and diluted earnings per share.
      Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $3.9 million for the first quarter 2006 represent $1.7 million of cash received from the exercise of stock options and $2.2 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).
      No pro forma disclosure is included for the three months ended March 31, 2005 as the Company used the minimum value method for pro forma disclosure purposes for all options outstanding during the period. No expense would be recorded for these options as a result of adopting SFAS 123(R).

Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Debt
      Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005

Term loan	$40,000	$40,000
Floating rate notes	275,000	275,000
Other	4,327	—

	319,327	315,000
Less: current portion of long-term debt	237	102

Total long-term debt	$319,090	$314,898

      On February 11, 2005, the Company entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
$110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan; and a $15.0 million pre-funded letter of credit facility due August 11, 2011. During the year ended December 31, 2005, the Company repaid $185.0 million of the term loan with proceeds from its initial public offering and cash generated from operations. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At March 31, 2006, the available borrowing capacity of the revolver totaled $108.8 million after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. The Company also has $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility. The weighted-average interest rate at March 31, 2006 for borrowings under the 2005 Agreement was 7.49%.
      On February 11, 2005, the Company issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. During 2005, the Company entered into two three-year interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. The weighted-average interest rate at March 31, 2006 for the floating rate notes was 8.51% including the effect of interest rate swap agreements.
      The Company completed construction on a new multi-purpose facility during the first quarter of 2006. Based on the evaluation of the construction project in accordance with Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction, the Company was deemed the owner of the facility during the construction period. Effectively, a sale and leaseback of the facility occurred when construction was completed and the lease term began. Based on criteria outlined in SFAS No. 98, Accounting for Leases, this transaction did not qualify for sale-leaseback accounting. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.
      Future maturities of long-term debt as of March 31, 2006 were as follows (in thousands):

Year ending December 31,
2006	$127
2007	442
2008	446
2009	450
2010	454
Thereafter	317,408

Total long-term debt (including current portion)	$319,327

3.	Employee Stock Based Compensation

2005 Equity Incentive Plan
      Under its 2005 Equity Incentive Plan (“2005 Plan”), the Company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2,200,000, subject to adjustment as provided by the 2005 Plan. No more than 2,200,000 shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2005 Plan and no more than

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
1,100,000 shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by the Company’s board of directors (or a committee of its members.) Historically, awards granted under the 2005 Plan generally vest over a three-year period. As of March 31, 2006, 1.2 million shares were available for issuance under the 2005 Plan, 0.7 million of which may be made subject to stock-based awards other than options or SARs.

1998 Stock Incentive Plan
      Under the Builders FirstSource, Inc. 1998 Stock Incentive Plan (“1998 Plan”), the Company is authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorizes the sale of common stock on terms determined by the Company’s board of directors.
      Stock options granted under the 1998 generally cliff vest after a period of seven to nine years. A portion of certain option grants are subject to acceleration if certain financial targets are met. These financial targets include return on net assets and earnings before interest, taxes, depreciation and amortization. These targets are based on the performance of the operating group in which the employee performs their responsibilities and the performance of the Company as a whole for employees whose job responsibilities cover all of the company. The expiration date is generally 10 years subsequent to date of issuance. To date, these targets have generally been met. As of January 1, 2005, no further grants will be made under the 1998 Plan.
      The following table summarizes the Company’s stock option activity for the three months ended March 31, 2006 (shares in thousands):

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Years	Value

Outstanding at December 31, 2005	4,250	$3.55
Granted	504	$23.87
Exercised	(564)	$3.12
Forfeited	(6)	$12.00

Outstanding at March 31, 2006	4,184	$6.05	6.8	$69,704

Exercisable at March 31, 2006	2,551	$3.10	5.7	$105,190
      The outstanding options at March 31, 2006, include 0.6 million options granted under the 2005 Plan. None of the 2005 Plan awards were exercisable at March 31, 2006. The weighted average grant date fair value of options granted during the three months ended March 31, 2006 was $9.99 per share. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $11.6 million.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
      The following table summarizes the Company’s restricted stock activity for the three months ended March 31, 2006 (shares in thousands):

		Weighted
		Average Grant
		Date Fair
	Shares	Value

Nonvested at December 31, 2005	57	$20.53
Granted	302	$23.87

Nonvested at March 31, 2006	359	$23.34

      As of March 31, 2006, there was $12.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. No shares of restricted stock vested during the three months ended March 31, 2006.

4.	Commitments and Contingencies
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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5.	Sales by Product Category
      Sales by product category for the three month periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months
	Ended March 31,

	2006	2005

Prefabricated components	$122.0	$103.1
Windows & doors	115.6	97.4
Lumber & lumber sheet goods	205.7	188.4
Millwork	51.9	44.2
Other building products & services	93.4	76.2

Total sales	$588.6	$509.3

6.	Subsequent Event
      On April 28, 2006, the Company acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of approximately $27 million (subject to certain adjustments). Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows.
      The acquisition will be accounted for by the purchase method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed will be recorded as goodwill. Pro forma results of operations will not be presented as this acquisition is not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
Cautionary Statement
      Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements made in this report involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of our annual report on Form 10-K.
OVERVIEW
      We are a leading supplier and a fast-growing manufacturer of structural and related building products for residential new construction in the U.S. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. We also manufacture custom millwork and trim that we market under the Synboardtm brand name, and aluminum and vinyl windows. We also assemble interior and exterior doors into pre-hung units. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.
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
      The following trends, events and uncertainties, some of which are beyond our control, represent what management believes are the most significant challenges and opportunities that are currently impacting our business and industry. The discussion also includes management’s best assessment of what effects these trends are having on our business:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. During the first quarter, overall favorable housing activity in our markets contributed to sales growth. In particular, strength in our Texas, Georgia, North Carolina and South Carolina markets offset areas of weakness in certain Mid-Atlantic, Midwest and Florida markets. We expect this trend to continue for at least the next several months. As expected, 2006 housing starts have dipped modestly below last year’s rapid pace. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy for the foreseeable future and that any pullback in the housing industry is likely to be regional and temporary. These trends include rising immigration rates, growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. For example, during the first quarter 2006 our sales to the top 10 homebuilders in the country were up 20.9%. We expect that our ability to maintain our strong relationships with the largest builders will be vital to our ability to grow and expand into new markets.

•	Increasing Use of Prefabricated Components. The growing use of prefabricated components in the homebuilding process is a major trend within the residential new construction building products supply market. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components such as roof and floor trusses, wall panels, stairs and engineered wood, as well as windows, pre-hung doors and our branded Synboard millwork products.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities. Recently opened facilities have eased capacity constraints we experienced in some manufacturing operations during 2005. We believe that these facilities as well as planned new facilities will help us grow market share and contribute to our sales growth during 2006.

•	Economic Conditions. Our financial performance is impacted by economic changes both nationally and locally in the markets we serve. The building products supply industry is dependent on new home construction and subject to cyclical market pressures. Our operations are subject to fluctuations arising from changes in supply and demand for building products, national and international economic conditions, labor costs, fuel costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market pressures, may adversely impact operating income when prices rapidly rise within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. During the first quarter 2006, we saw a steady decline in lumber prices, but our improved product mix and aggressive pricing management program mitigated the negative impact. Continued downward pressure on lumber prices or our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost supplier of building materials in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs. Our working capital and our selling, general and administrative expenses, both expressed as a percent of sales, have meaningfully declined over the past several years.
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
      The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in lower or negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility or cash on hand. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. We believe our revolving credit facility and our ability to generate positive cash flows from operating activities will continue to be sufficient to cover seasonal working capital needs.
RECENT DEVELOPMENTS

Acquisition
      On April 28, 2006, the Company acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of approximately $27 million (subject to certain adjustments). Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows.
      The acquisition will be accounted for by the purchase method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed will be recorded as goodwill. Pro forma results of operations will not be presented as this acquisition is not material.

Adoption of SFAS 123(R)
      Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized for stock options in the statement of operations for the years ended December 31, 2005, 2004 and 2003, as all grants under the plans had an exercise price equal to the market value or minimum value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment,(“SFAS 123(R)”) using the modified prospective transition method. Accordingly, we will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. We utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated. Prior to 2005, we utilized stock options for our stock-based incentive programs. As a result of SFAS 123(R), we anticipate using a combination of both stock options and restricted stock for grants under stock-based incentive programs.
      The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2006: expected life — 5.0 years, expected volatility — 40.9%, expected dividend yield — 0.00%, and risk-free rate — 4.05%. There were no options granted during the three months ended March 31, 2005. The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. As a newly public company, we utilize the volatility of a peer group over a recent historical period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options.
      As a result of adopting SFAS 123(R), our results of operations for the three months ended March 31, 2006 included compensation expense of $0.6 million ($0.4 million net of taxes), representing a $0.01 impact to both basic and diluted earnings per share. We estimate that the impact of adopting SFAS 123(R), will reduce consolidated operating income in fiscal year 2006 by approximately $3.9 million to $4.1 million. This estimate includes the impact of 0.5 million stock options and 0.3 million shares of restricted stock issued to employees in February 2006 but does not include any additional issuances in 2006. Actual share-based compensation expense in fiscal 2006 will depend, however, on a number of factors, including the amount of new awards granted in 2006, the fair value of those awards at the date of grant, and the fair value of our common stock.
      Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $3.9 million for the first quarter 2006 represent $1.7 million of cash received from the exercise of stock options and $2.2 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).

RESULTS OF OPERATIONS
      The following table sets forth, for the three months ended March 31, 2006 and 2005, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months
	Ended
	March 31,

	2006	2005

Sales	100.0%	100.0%
Cost of sales	74.4%	76.3%

Gross margin	25.6%	23.7%
Selling, general and administrative expenses	19.1%	26.1%

Income (loss) from operations	6.5%	(2.4)%
Interest expense	1.2%	3.8%
Income tax expense	2.0%	(2.5)%

Net income (loss)	3.3%	(3.7)%

     Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005
      Our results for the three months ended March 31, 2006 were primarily driven by sales and gross margin growth for all product categories, as compared to the same period in 2005. We believe that market share gains were the primary contributor to our sales growth. In addition, overall favorable housing activity in our markets, and, to a lesser extent, new facilities also contributed to sales growth. In particular, strength in our Texas, Georgia, North Carolina and South Carolina markets offset areas of weakness in certain Mid-Atlantic, Midwest and Florida markets. This growth was slightly offset by lower market prices for lumber & lumber sheet goods as compared to the same period in 2005. Commodity prices decreased beyond our expectations during the quarter, but we were able to mitigate the negative impact through pricing management and diversifying into more value-added product sales. Our results for the three months ended March 31, 2005 were negatively impacted by the following charges related to our February 2005 refinancing: 1) a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) made to stock option holders, which was included in selling, general and administrative expenses and 2) $11.4 million of debt issuance cost write-offs, financing costs and early termination penalties, which were included in interest expense. Excluding the payment to option holders in the prior year quarter, selling, general and administrative expenses increased as expected due to higher salaries and benefits expense, fuel costs and professional services fees.
      Sales. Sales for the three months ended March 31, 2006 were $588.6 million, a 15.6% increase over sales of $509.3 million for the three months ended March 31, 2005. The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,

	2006		2005

		% of		% of	%
	Sales	Sales	Sales	Sales	Growth

Prefabricated components	$122.0	20.7%	$103.1	20.2%	18.3%
Windows & doors	115.6	19.6%	97.4	19.1%	18.7%
Lumber & lumber sheet goods	205.7	35.0%	188.4	37.0%	9.2%
Millwork	51.9	8.8%	44.2	8.7%	17.4%
Other building products & services	93.4	15.9%	76.2	15.0%	22.6%

Total sales	$588.6	100.0%	$509.3	100.0%	15.6%

      Sales of prefabricated components increased $18.9 million to $122.0 million for the three months ended March 31, 2006. This was largely attributable to the increase in truss and panel sales of $12.3 million and engineered wood of $5.7 million resulting from increased usage of prefabricated components by our customers.
      Sales of windows & doors increased $18.2 million to $115.6 million for the three months ended March 31, 2006. This was attributable to a $10.0 million increase in sales of assembled and distributed window products, approximately $4.8 million of which related to windows we manufactured. In addition, sales of pre-assembled door units increased $8.2 million.
      Sales of lumber & lumber sheet goods increased $17.3 million to $205.7 million for the three months ended March 31, 2006. This increase was largely attributable to unit volume increases of $18.9 million, which were partially offset by lower prices, which had a negative effect of approximately $1.6 million.
      Sales of millwork products increased $7.7 million to $51.9 million for the three months ended March 31, 2006. Sales of exterior trim and siding increased $5.9 million, and interior trim and moldings increased $2.2 million.
      Sales of other building products & services increased $17.2 million to $93.4 million for the three months ended March 31, 2006. This increase was largely attributable to a $5.3 million increase in installation services and increases in sales for insulation, gypsum, roofing and hardware products of $3.4 million, $2.8 million, $1.8 million and $1.5 million, respectively.
      Gross Margin. Gross margin was $150.4 million for the three months ended March 31, 2006, an increase of $29.4 million. Gross margin percentage improved for all product categories and increased from 23.7% for the three months ended March 31, 2005 to 25.6% for the three months ended March 31, 2006. Gross margin for prefabricated components increased $8.4 million and was the largest contributor to margin expansion. Overall, higher sales levels, favorable product mix, lower raw material costs and efficiency gains drove the improvement in gross margin percentage.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $112.2 million for the three months ended March 31, 2006, a decrease of $21.1 million, or 15.8%. The three months ended March 31, 2005 included a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) made to stock option holders in conjunction with our February 2005 refinancing. This payment was made in lieu of adjusting the exercise price of their options. Excluding the impact of this payment, salaries and benefits expense increased $11.2 million, largely resulting from a $2.1 million increase in selling expenses and a 7.1% increase in average headcount, related to sales growth. Salaries and benefits for the three months ended March 31, 2006 also included $0.6 million of stock compensation expense related to the adoption of SFAS 123(R) on January 1, 2006 and approximately $1.5 million of severance costs as we continue to seek efficiencies in our administrative functions. In addition, handling and delivery expenses increased $2.4 million, primarily for fuel costs, and professional services fees increased $1.0 million, primarily related to services required in connection with being a public company.
      Interest Expense. Interest expense was $7.2 million for the three months ended March 31, 2006, a decrease of $12.1 million. The decrease was primarily attributable to charges associated with our February 2005 refinancing. These charges are summarized below for the three months ended March 31, 2005 (in thousands):

Write-off of unamortized deferred debt issuance costs	$7,299
Financing costs incurred in conjunction with the February 2005 refinancing	2,425
Termination penalty resulting from prepayment of term loan under prior credit facility	1,700

$11,424

      In addition, lower average debt levels contributed to interest expense decreasing approximately $1.9 million. These decreases were partially offset by approximately $1.3 million of additional interest expense resulting from higher interest rates during the three months ended March 31, 2006.

      Provision (benefit) for Income Taxes. The effective combined federal and state tax rate was 37.7% and 40.2% for the three months ended March 31, 2006 and 2005, respectively. The decrease in the effective tax rate was primarily related to the negative impact of certain expenses that were not deductible for state tax purposes during the first quarter 2005.
LIQUIDITY AND CAPITAL RESOURCES
      Our primary capital requirements have been to fund working capital needs, meet required debt payments, including debt service payments on our floating rate notes and credit agreement, to fund capital expenditures and acquisitions, and to pay special dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. In addition, we completed our IPO in June 2005 and used the net proceeds, together with cash on hand, to repay a portion of our term loan. Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver, we believe we will have sufficient capital to meet our anticipated short-term needs, including our capital expenditures and our debt obligations for the foreseeable future. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available.
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

Consolidated Cash Flows
      Cash flows provided by operating activities were $3.8 million for the three months ended March 31, 2006 compared to cash used of $8.7 million for the three months ended March 31, 2005. The increase in cash flows provided by operating activities was primarily driven by increased sales and improved profitability and was partially offset by the payment of bonuses accrued in fiscal 2005 and paid in the first quarter 2006. There was no similar bonus payment in the first quarter 2005 as fiscal 2004 bonuses were accrued and paid during 2004. Our operating cash flows continue to benefit from our focus on working capital management. We have continued to work with our vendors to extend our payment terms, which has increased our accounts payable days. In addition, our accounts receivable days have decreased, and our inventory turns have increased.
      During the three months ended March 31, 2006 and 2005, cash flows used for investing activities were $5.9 million and $4.2 million, respectively. Capital expenditures increased approximately $0.6 million from $5.5 million for the three months ended March 31, 2005 to $6.1 million for the three months ended March 31, 2006 primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Proceeds from the sale of property, plant and equipment decreased primarily due to the sale of real estate related to closed facilities in the prior year quarter.
      Net cash provided by financing activities was $3.9 million for the three months ended March 31, 2006 compared to net cash used in financing activities of $25.6 million for the three months ended March 31, 2005. Financing cash inflows of $3.9 million for the first quarter 2006 represent $1.7 million of cash received from the exercise of stock options and $2.2 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. Prior to the adoption of SFAS 123(R), the excess tax benefits were classified as operating cash flows. In February 2005, we recapitalized the Company by entering into a senior secured credit agreement and issuing second priority senior secured floating rate notes. We received gross proceeds of $225.0 million and $275.0 million from these two transactions, respectively. We used the proceeds, together with cash on hand, to retire $313.3 million of a prior credit facility, to pay a special cash dividend of $201.2 million to stockholders, and to pay $21.1 million of expenses related to the refinancing.

Capital Resources
      On February 11, 2005, we entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a $110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan; and a $15.0 million pre-funded letter of credit facility. During the year ended December 31, 2005, we repaid $185.0 million of the term loan with proceeds from our initial public offering and cash generated from operations. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At March 31, 2006, the available borrowing capacity of the revolver totaled $108.8 million after being reduced by outstanding letters of credit under the revolver of approximately $1.2 million. We also have $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility. The weighted-average interest rate at March 31, 2006 for borrowings under the 2005 Agreement was 7.49%.
      On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. During 2005, we entered into two three-year interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. The weighted-average interest rate at March 31, 2006 for the floating rate notes was 8.51% including the effect of interest rate swap agreements.
      Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005

	(In thousands)
Term loan	$40,000	$40,000
Floating rate notes	275,000	275,000
Other*	4,327	—

	319,327	315,000
Less current portion of long-term debt	237	102

Total long-term debt	$319,090	$314,898

*	We completed construction on a new multi-purpose facility during the first quarter of 2006. Other debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term

Capital Expenditures
      Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe that this trend is likely to continue given our existing facilities, our current acquisition strategy and our product portfolio and anticipated market conditions going forward. For the three months ended March 31, 2006 and 2005, capital expenditures totaled $6.1 million and $5.5 million, respectively. The increase was primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Consistent with previous spending patterns, we anticipate that future capital expenditures will focus primarily on expanding our value-added product offerings such as prefabricated components. We expect our capital expenditures to range from $35 million to $37 million in 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at March 31, 2006, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually.
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

      Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A.	Risk Factors
      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
      (a) None
Use of Proceeds
      (b) Not applicable.
Company Stock Repurchases
      (c) None.

Item 3.	Defaults upon Senior Securities
      (a) None.
      (b) None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10.2		2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.3*	Summary of Named Executive Officer Salary Compensation
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer

Exhibit
Number		Description

31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN

Floyd F. Sherman
President and Chief Executive Officer
(Principal Executive Officer)
May 4, 2006

/s/ CHARLES L. HORN

Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)
May 4, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10.2		2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.3*	Summary of Named Executive Officer Salary Compensation
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.