Form 10-Q
period 2006-06-30
Builders FirstSource, Inc.
filed 2006-08-03
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51357

BUILDERS FIRSTSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2001 Bryan Street, Suite 1600 Dallas, Texas	75201 (Zip Code)
(Address of principal executive offices)

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 31, 2006 was 34,288,186.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

Sales	$642,353	$618,600	$1,230,980	$1,127,942
Cost of sales	472,092	463,097	910,354	851,504

Gross margin	170,261	155,503	320,626	276,438
Selling, general and administrative expenses	117,789	109,532	229,991	242,798

Income from operations	52,472	45,971	90,635	33,640
Interest expense	7,325	12,303	14,501	31,507

Income before income taxes	45,147	33,668	76,134	2,133
Income tax expense	16,765	13,507	28,434	832

Net income	$28,382	$20,161	$47,700	$1,301

Net income per share:
Basic	$0.84	$0.78	$1.43	$0.05

Diluted	$0.79	$0.72	$1.33	$0.05

Weighted average common shares outstanding:
Basic	33,787	25,891	33,448	25,522

Diluted	36,082	28,117	35,992	26,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$25,747	$30,736
Accounts receivable, less allowances of $6,894 and $6,135 at June 30, 2006 and December 31, 2005, respectively	269,851	237,695
Inventories	162,104	149,397
Other current assets	30,675	24,753

Total current assets	488,377	442,581
Property, plant and equipment, net	109,634	99,862
Goodwill and other intangible assets	181,260	163,055
Other assets, net	20,246	18,909

Total assets	$799,517	$724,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148,472	$127,998
Accrued liabilities	78,955	83,572
Current maturities of long-term debt	339	102

Total current liabilities	227,766	211,672
Long-term debt, net of current maturities	318,980	314,898
Other long-term liabilities	22,590	26,702

	569,336	553,272
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 34,283 and 32,998 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	339	330
Additional paid-in capital	120,862	111,979
Unearned stock compensation	—	(1,087)
Retained earnings	105,781	58,081
Accumulated other comprehensive income	3,199	1,832

Total stockholders’ equity	230,181	171,135

Total liabilities and stockholders’ equity	$799,517	$724,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$47,700	$1,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,512	9,475
Amortization of deferred loan costs	1,306	14,163
Bad debt expense	543	1,470
Non-cash stock based compensation	1,782	—
Deferred income taxes	(1,364)	(69)
Net loss (gain) on sales of assets	190	(33)
Changes in assets and liabilities:
Accounts receivable	(27,407)	(48,395)
Inventories	(11,098)	(17,129)
Other current assets	(5,845)	(5,209)
Other assets and liabilities	(219)	450
Accounts payable	17,961	53,132
Accrued liabilities	(4,727)	14,259

Net cash provided by operating activities	29,334	23,415

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,770)	(15,298)
Proceeds from sale of property, plant and equipment	536	1,888
Cash used for acquisitions, net	(26,305)	—

Net cash used in investing activities	(41,539)	(13,410)

Cash flows from financing activities:
Proceeds from credit agreement	—	225,000
Proceeds from issuance of floating rate notes	—	275,000
Payments on long-term debt	(14)	(448,480)
Deferred loan costs	(100)	(21,149)
Net proceeds from initial public offering	—	110,743
Payment of dividend	—	(201,186)
Book overdrafts	—	3,370
Exercise of stock options	7,330	28

Net cash provided by (used in) financing activities	7,216	(56,674)

Net decrease in cash and cash equivalents	(4,989)	(46,669)
Cash and cash equivalents at beginning of period	30,736	50,628

Cash and cash equivalents at end of period	$25,747	$3,959

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

Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 3.2 million for the three and six months ended June 30, 2006 and for 0.1 million shares of restricted stock. Diluted weighted average shares outstanding for the three and six months ended June 30, 2005 have been adjusted for common shares underlying options of 4.5 million and an immaterial number of restricted stock shares. Options to purchase 0.6 million shares of common stock and restricted stock of 0.3 million shares were not included in the computations of diluted EPS for the three and six months ended June 30, 2006 because their effect was anti-dilutive. There were no options or restricted stock shares excluded from the computation of diluted EPS for the three and six months ended June 30, 2005 because their effect was anti-dilutive.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Weighted average shares for basic EPS	33,787	25,891	33,448	25,522
Dilutive effect of stock awards and options	2,295	2,226	2,544	1,119

Weighted average shares for diluted EPS	36,082	28,117	35,992	26,641

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income.

The Company entered into two interest rate swap agreements during 2005 in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At June 30, 2006, the fair value of the interest rate swaps was a receivable of $5.4 million.

The following table presents the components of comprehensive income for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$28,382	$20,161	$47,700	$1,301
Other comprehensive income — change in fair value of interest rate swap agreements, net of related tax effect	491	(384)	1,367	(384)

Total comprehensive income	$28,873	$19,777	$49,067	$917

Stock-based Compensation

At June 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 3. The Company issues new common stock shares upon exercises of stock options and grants of restricted stock. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005 and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, the Company will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. The

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended June 30, 2006 expected life — 5.0 years, expected volatility — 40.9%, expected dividend yield — 0.00%, and risk-free rate — 4.05%. There were no options granted during the three months ended June 30, 2006 and the three and six months ended June 30, 2005. The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. As a newly public company, we supplement our own historical volatility with the volatility of a peer group over a recent historical period equal to the expected life of the option. The expected dividend yield is based on the Company’s history of not paying regular dividends in the past and its current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options.

As a result of adopting SFAS 123(R), the Company’s results of operations for the three and six months ended June 30, 2006 included compensation expense of $1.1 million ($0.7 million net of taxes), and $1.8 million ($1.1 million net of taxes), respectively. This reduced basic and diluted earnings per share by $0.02 for the three months ended June 30, 2006 and $0.03 for the six months ended June 30, 2006.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $7.3 million for the six months ended June 30, 2006 represent $3.0 million of cash received from the exercise of stock options and $4.3 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).

No pro forma disclosure is included for the three and six months ended June 30, 2005 as the Company used the minimum value method for pro forma disclosure purposes for all options outstanding during the period. In accordance with SFAS 123(R), no expense will be recorded for these options.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Term loan	$40,000	$40,000
Floating rate notes	275,000	275,000
Other	4,319	—

	319,319	315,000
Less: current portion of long-term debt	339	102

Total long-term debt	$318,980	$314,898

On February 11, 2005, the Company entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a $110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan; and a $15.0 million pre-funded letter of credit facility due August 11, 2011. During the year ended December 31, 2005, the Company repaid $185.0 million of the term loan with proceeds from its initial public offering and cash generated from operations. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At June 30, 2006, the available borrowing capacity of the revolver totaled $106.6 million after being reduced by outstanding letters of credit under the revolver of approximately $3.4 million. The Company also has $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility. The weighted-average interest rate at June 30, 2006 for borrowings under the 2005 Agreement was 7.49%.

On June 20, 2006, the Company entered into the First Amendment to the 2005 Agreement to ease some of the restrictive covenants related to dividends and stock repurchases. The Amendment also increased the amount of capital expenditures allowed under the 2005 Agreement to $46 million in 2006, $48 million in 2007, and $50 million per year thereafter. The Amendment is attached to this filing as Exhibit 10.1.

On February 11, 2005, the Company issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. During 2005, the Company entered into two three-year interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. The weighted-average interest rate at June 30, 2006 for the floating rate notes was 8.62% including the effect of interest rate swap agreements.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt as of June 30, 2006 were as follows (in thousands):

Year ending December 31,
2006	$118
2007	442
2008	446
2009	450
2010	454
Thereafter	317,409

Total long-term debt (including current portion)	$319,319

3.	Employee Stock Based Compensation

2005 Equity Incentive Plan

Under its 2005 Equity Incentive Plan (“2005 Plan”), the Company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2,200,000, subject to adjustment as provided by the 2005 Plan. No more than 2,200,000 shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2005 Plan and no more than 1,100,000 shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by the Company’s board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of June 30, 2006, 1.2 million shares were available for issuance under the 2005 Plan, 0.7 million of which may be made subject to stock-based awards other than options or SARs.

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

Stock options granted under the 1998 Plan generally cliff vest after a period of seven to nine years. A portion of certain option grants are subject to acceleration if certain financial targets are met. These financial targets include return on net assets and earnings before interest, taxes, depreciation and amortization. These targets are based on the performance of the operating group in which the employee performs their responsibilities and the performance of the Company as a whole for employees whose job responsibilities cover all of the Company. To date, these targets have generally been met. The expiration date is generally 10 years subsequent to date of issuance. As of January 1, 2005, no further grants will be made under the 1998 Plan.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2006:

				Aggregate
		Weighted Average	Weighted Average	Intrinsic
	Options	Exercise Price	Remaining Years	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2005	4,250	$3.55
Granted	504	$23.87
Exercised	(980)	$3.12
Forfeited	(10)	$8.58

Outstanding at June 30, 2006	3,764	$6.38	6.6	$52,643

Exercisable at June 30, 2006	2,139	$3.10	5.4	$36,929

The outstanding options at June 30, 2006, include 0.6 million options granted under the 2005 Plan. None of the 2005 Plan awards were exercisable at June 30, 2006. The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $9.99 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $19.4 million.

The following table summarizes the Company’s restricted stock activity for the six months ended June 30, 2006 (shares in thousands):

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested at December 31, 2005	57	$20.53
Granted	305	$23.83
Vested	(1)	$16.00

Nonvested at June 30, 2006	361	$23.34

As of June 30, 2006, there was $11.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Sales by Product Category

Sales by product category for the three and six month periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Prefabricated components	$137,328	$131,287	$259,370	$234,429
Windows & doors	131,031	111,792	246,605	209,180
Lumber & lumber sheet goods	214,976	235,459	420,699	423,847
Millwork	56,894	51,531	108,744	95,693
Other building products & services	102,124	88,531	195,562	164,793

Total sales	$642,353	$618,600	$1,230,980	$1,127,942

6.	Acquisition

On April 28, 2006, the Company acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of $26.3 million (including certain adjustments). Of this amount, $16.7 million was allocated to goodwill and intangible assets based on a preliminary valuation. The Company is in the process of determining the fair value of the assets acquired and expects to record the final allocation during the third quarter of 2006.

Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows. The acquisition was accounted for by the purchase method, and accordingly the results of operations are included in the Company’s consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as this acquisition is not material.

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

The following trends, events and uncertainties, some of which are beyond our control, represent what management believes are the most significant challenges and opportunities that are currently impacting our business and industry. The discussion also includes management’s best assessment of what effects these trends are having on our business:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. During the second quarter, overall unfavorable housing activity in our markets had a negative impact on our sales growth. Strength in our Texas, Georgia, North Carolina and South Carolina markets offset some of the weakness in certain Mid-Atlantic, Midwest and Florida markets. We have entered a more challenging national housing market, and see this environment continuing for at least the next several months. We believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current pullback in the housing industry is likely to be temporary. These trends include rising immigration rates, growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. For example, during the six months ended June 30, 2006 our sales to the top 10 homebuilders in the country were up 11.5%. We expect that our ability to maintain our strong relationships with the largest builders will be vital to our ability to grow and expand into new markets.

•	Increasing Use of Prefabricated Components. The growing use of prefabricated components in the homebuilding process is a major trend within the residential new construction building products supply market. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components such as roof and floor trusses, wall panels, stairs and engineered wood, as well as windows, pre-hung doors and our branded Synboard millwork products.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities. Recently opened facilities have eased capacity constraints we experienced in some manufacturing operations during 2005. We believe that these facilities as well as planned new facilities will help us grow market share and contribute to our sales growth during 2006.

•	Economic Conditions. Our financial performance is impacted by economic changes both nationally and locally in the markets we serve. The building products supply industry is dependent on new home construction and subject to cyclical market pressures. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, fuel costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market pressures, may adversely impact operating income when prices rapidly rise within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. During the second quarter 2006, we saw a year-over-year decline in nationwide commodity lumber and lumber sheet good prices, but our improved product mix and aggressive pricing management program mitigated the negative impact on our sales. Continued downward pressure on lumber prices or our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost supplier of building materials in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs. Our working capital and our selling, general and administrative expenses, both expressed as a percent of sales, have meaningfully declined over the past several years.

In June 2005, we completed an initial public offering of our common stock (“IPO”). As a public company, we are incurring significant incremental legal, accounting and other expenses that we did not incur as a private company. These include costs associated with SEC rules and regulations (such as periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002), NASDAQ rules and regulations, and director and officer liability insurance costs.

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

RECENT DEVELOPMENTS

Acquisition

On April 28, 2006, we acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of approximately $26.3 million (including certain adjustments). Of this amount, $16.7 million was allocated to goodwill and intangible assets based on a preliminary valuation. The Company is in the process of determining the fair value of the assets acquired and expects to record the final allocation during the third quarter of 2006.

Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows. The acquisition was accounted for by the purchase method, and accordingly the results of operations are included in our consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as this acquisition is not material.

Adoption of SFAS 123(R)

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized for stock options in the statement of operations for the years ended December 31, 2005, and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, we will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. We utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated. Prior to 2005, we utilized stock options for our stock-based incentive programs. As a result of SFAS 123(R), we anticipate using a combination of both stock options and restricted stock for grants under stock-based incentive programs.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended June 30, 2006 expected life — 5.0 years, expected volatility — 40.9%, expected dividend yield — 0.00%, and risk-free rate — 4.05%. There were no options granted during the three months ended June 30, 2006 and the three and six months ended June 30, 2005. The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. As a newly public company, we supplement our own historical volatility with the volatility of a peer group over a recent historical period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options.

As a result of adopting SFAS 123(R), our results of operations for the three and six months ended June 30, 2006 included compensation expense of $1.1 million ($0.7 million net of taxes), and $1.8 million ($1.1 million net of taxes), respectively. This reduced basic and diluted earnings per share by $0.02 for the three months ended June 30, 2006 and $0.03 for the six months ended June 30, 2006.

We estimate that the impact of adopting SFAS 123(R), at current and anticipated grant levels, will reduce consolidated operating income in fiscal year 2006 by approximately $3.9 million to $4.1 million. Actual share-based compensation expense in fiscal 2006 will depend, however, on a number of factors, including the amount of new awards granted in 2006, the fair value of those awards at the date of grant, and the fair value of our common stock.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $7.3 million for the six months ended 2006 represent $3.0 million of cash received from the exercise of stock options and $4.3 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2006 and 2005, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2006	2005	2006	2005

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5%	74.9%	74.0%	75.5%

Gross margin	26.5%	25.1%	26.0%	24.5%
Selling, general and administrative expenses	18.3%	17.7%	18.6%	21.5%

Income from operations	8.2%	7.4%	7.4%	3.0%
Interest expense	1.2%	2.0%	1.2%	2.8%
Income tax expense	2.6%	2.2%	2.3%	0.1%

Net income	4.4%	3.2%	3.9%	0.1%

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Our results for the three months ended June 30, 2006 were primarily driven by sales growth for all product categories except for lumber & lumber sheet goods, which was negatively impacted by falling prices. We were able to mitigate the negative impact of falling commodity prices through aggressive pricing management and diversifying into more value-added product sales. We believe that market share gains were the primary contributor to our sales growth. To a lesser extent, new facilities also contributed to our sales growth. Even though an unfavorable housing market had an overall negative impact on sales, some of our larger markets in Texas, Georgia, North Carolina and South Carolina continued to show strength during the quarter. Gross margin improved due to favorable product mix, pricing management, higher sales levels, and lower raw material costs. Selling, general and administrative expenses increased as expected due to higher salaries and benefits expense, fuel costs and professional services fees.

Sales.  Sales for the three months ended June 30, 2006 were $642.4 million, a 3.8% increase over sales of $618.6 million for the three months ended June 30, 2005. The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2006		2005
		% of		% of	%
	Sales	Sales	Sales	Sales	Growth

Prefabricated components	$137.3	21.4%	$131.3	21.2%	4.6%
Windows & doors	131.0	20.4%	111.8	18.1%	17.2%
Lumber & lumber sheet goods	215.0	33.5%	235.5	38.1%	(8.7)%
Millwork	56.9	8.8%	51.5	8.3%	10.4%
Other building products & services	102.2	15.9%	88.5	14.3%	15.4%

Total sales	$642.4	100.0%	$618.6	100.0%	3.8%

Sales of prefabricated components increased $6.0 million to $137.3 million for the three months ended June 30, 2006. This was largely attributable to increases in truss sales of $6.9 million and stairs sales of $1.3 million, which were partially offset by decreases in panel sales of $1.2 million and engineered wood sales of $1.0 million.

Sales of windows & doors increased $19.2 million to $131.0 million for the three months ended June 30, 2006. This was attributable to an $11.9 million increase in sales of assembled and distributed window products, approximately $3.8 million of which related to windows we manufactured. In addition, sales of pre-assembled door units increased $7.3 million.

Sales of lumber & lumber sheet goods decreased $20.5 million to $215.0 million for the three months ended June 30, 2006. This decrease was largely attributable to lower commodity prices, which had a negative effect of approximately $18.3 million, with the remainder due to a decline in unit volume.

Sales of millwork products increased $5.4 million to $56.9 million for the three months ended June 30, 2006. Sales of exterior trim and siding increased $4.2 million, and interior trim and moldings increased $2.1 million. These increases were partially offset by a decrease in sales for other miscellaneous millwork products.

Sales of other building products & services increased $13.7 million to $102.2 million for the three months ended June 30, 2006. This increase was largely attributable to a $6.2 million increase in installation services and increases in sales for gypsum, insulation, roofing and hardware products of $3.2 million, $2.1 million, $1.4 million and $1.2 million, respectively. These increases were partially offset by decreases in miscellaneous other building products.

Gross Margin.  Gross margin was $170.3 million for the three months ended June 30, 2006, an increase of $14.8 million. Gross margin percentage increased from 25.1% for the three months ended June 30, 2005 to 26.5% for the three months ended June 30, 2006, with prefabricated components experiencing the largest margin expansion. Gross margin percentage improved for all product categories except millwork which experienced very slight compression. Overall, favorable product mix, pricing management, higher sales levels, and lower raw material costs drove the improvement in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $117.8 million for the three months ended June 30, 2006, an increase of $8.3 million, or 7.5%. Salaries and benefits expense increased $4.7 million, largely resulting from a $0.8 million increase in selling expenses and a 6.3% increase in average headcount, related to sales growth. Group health insurance expense increased $1.0 million. Salaries and benefits for the three months ended June 30, 2006 also included $1.1 million of stock compensation expense related to the adoption of SFAS 123(R) on January 1, 2006, which was not present in the prior year quarter. In addition, handling and delivery expenses increased $1.9 million, primarily for fuel costs, and professional services fees increased $0.6 million, primarily related to services required in connection with being a public company.

Interest Expense.  Interest expense was $7.3 million for the three months ended June 30, 2006, a decrease of $5.0 million. The decrease was primarily attributable to a $3.0 million write-off of previously deferred loan costs, as we repaid a portion of our long-term debt during the three months ended June 30, 2005 with the net proceeds from our IPO. In addition, lower average debt levels contributed to interest expense decreasing approximately $3.2 million. These decreases were partially offset by approximately $1.5 million of additional interest expense resulting from higher interest rates during the three months ended June 30, 2006.

Income Tax Expense.  Our effective combined federal and state tax rate was 37.1% and 40.1% for the three months ended June 30, 2006 and 2005, respectively. The decrease in the effective tax rate was primarily due to certain expenses that were not deductible for state tax purposes during the second quarter 2005, which had a negative impact on the effective tax rate for the prior year quarter. In addition, changes in the Texas franchise tax laws and tax deductions for qualified production activities during the second quarter 2006 had a positive impact on the effective tax rate for the current year quarter.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

During the six months ended June 30, 2006 sales grew for all product categories, except for lumber & lumber sheet goods, as compared to the same period in 2005. We believe that market share gains were the primary contributor to our sales growth. To a lesser extent, new facilities also contributed to our sales growth. Declining lumber and lumber sheet goods prices and an unfavorable housing market partially offset these growth drivers. We were able to mitigate some of the negative impact of falling commodity prices for lumber and lumber sheet goods through aggressive pricing management and diversifying into more value-added product sales. Even though an unfavorable housing market had an overall negative impact on sales, some of our larger markets in Texas, Georgia, North Carolina and South Carolina continued to show strength during the six months ended June 30, 2006. Gross margins grew for all product categories as a result of higher sales levels, favorable product mix, pricing management, and lower raw material costs. In addition, our results for the six months ended June 30, 2005 were negatively impacted by the following charges related to our February 2005 refinancing: 1) a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) made to stock option holders, which was included in selling, general and administrative expenses and 2) $14.4 million of debt issuance cost write-offs, financing costs and early termination penalties, which were included in interest expense. Other than this payment to option holders in the prior year period, selling, general and administrative expenses increased as expected due to higher salaries and benefits expense, fuel costs and professional services fees.

Sales.  Sales for the six months ended June 30, 2006 were $1,231.0 million, a 9.1% increase over sales of $1,127.9 million for the six months ended June 30, 2005.

The following table shows sales classified by major product category (dollars in millions):

	Six Months Ended June 30,
	2006		2005
		% of		% of	%
	Sales	Sales	Sales	Sales	Growth

Prefabricated components	$259.4	21.1%	$234.4	20.8%	10.6%
Windows & doors	246.6	20.0%	209.2	18.5%	17.9%
Lumber & lumber sheet goods	420.7	34.2%	423.8	37.6%	(0.7)%
Millwork	108.7	8.8%	95.7	8.5%	13.6%
Other building products & services	195.6	15.9%	164.8	14.6%	18.7%

Total sales	$1,231.0	100.0%	$1,127.9	100.0%	9.1%

Sales of prefabricated components increased $24.9 million to $259.4 million for the six months ended June 30, 2006. This was largely attributable to the increase in truss and panel sales of $17.9 million resulting from increased usage of prefabricated components by production homebuilders. In addition, sales of engineered wood and stairs increased $4.7 million and $2.2 million, respectively.

Sales of windows & doors increased $37.4 million to $246.6 million for the six months ended June 30, 2006. This was attributable to a $21.8 million increase in sales of assembled and distributed window products, approximately $8.6 million of which related to windows we manufactured. In addition, sales of pre-assembled door units increased $15.6 million.

Sales of lumber & lumber sheet goods decreased $3.1 million to $420.7 million for the six months ended June 30, 2006. This decrease was largely attributable to lower commodity prices, which had a negative effect of approximately $19.9 million, which was partially offset by a unit volume increase of approximately $16.8 million.

Sales of millwork products increased $13.1 million to $108.7 million for the six months ended June 30, 2006. Sales of exterior trim and siding increased $10.1 million, and interior trim and moldings increased $4.3 million. These increases were partially offset by a decrease in sales for other miscellaneous millwork products.

Sales of other building products & services increased $30.8 million to $195.6 million for the six months ended June 30, 2005. This increase was largely attributable to a $11.5 million increase in installation services and increases in sales for gypsum, insulation, roofing and hardware products of $6.0 million, $5.6 million, $3.2 million and $2.7 million, respectively.

Gross Margin.  Gross margin was $320.6 million for the six months ended June 30, 2006, an increase of $44.2 million, or 16.0%. The gross margin percentage increased from 24.5% for the six months ended June 30, 2005 to 26.0% for the six months ended June 30, 2006. The gross margin percentage improved for all product categories. The majority of the gross margin increase was related to our prefabricated components and windows & doors product categories. Overall, higher sales levels, favorable product mix, pricing management, and lower raw material costs drove the improvement in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $230.0 million for the six months ended June 30, 2006, a decrease of $12.8 million, or 5.3%. The six months ended June 30, 2005 included a $36.4 million cash payment (including applicable payroll taxes of $0.6 million)

made to stock option holders in conjunction with our February 2005 refinancing. This payment was made in lieu of adjusting the exercise price of their options. Excluding the impact of this payment, salaries and benefits expense increased $16.0 million, largely resulting from a $2.9 million increase in selling expenses and a 6.7% increase in average headcount, related to sales growth. Salaries and benefits for the six months ended June 30, 2006 also included $1.8 million of stock compensation expense related to the adoption of SFAS 123(R) on January 1, 2006 and approximately $1.5 million of severance costs as we continue to seek efficiencies in our administrative functions. In addition, handling and delivery expenses increased $4.4 million, primarily for fuel costs, and professional services fees increased $1.6 million, primarily related to services required in connection with being a public company.

Interest Expense.  Interest expense was $14.5 million for the six months ended June 30, 2006, a decrease of $17.0 million. The decrease was primarily attributable to charges associated with our IPO and refinancing. These charges are summarized below for the six months ended June 30, 2005 (in thousands):

Write-off of unamortized deferred debt issuance costs	$10,293
Financing costs incurred in conjunction with the February 2005 refinancing	2,425
Termination penalty resulting from prepayment of term loan under prior credit facility	1,700

$14,418

In addition, lower average debt levels contributed to interest expense decreasing approximately $5.1 million. These decreases were partially offset by approximately $2.8 million of additional interest expense resulting from higher interest rates during the six months ended June 30, 2006.

Income Tax Expense.  The effective combined federal and state tax rate was 37.3% and 39.0% for the six months ended June 30, 2006 and 2005, respectively. The decrease in the effective tax rate was primarily due to certain expenses that were not deductible for state tax purposes during the six months ended June 30, 2005, which had a negative impact on the effective tax rate for the prior year period. In addition, changes in the Texas franchise tax laws and tax deductions for qualified production activities during the six months ended June 30, 2006 had a positive impact on the effective tax rate for the current year period.

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

In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available or to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

Consolidated Cash Flows

Cash flows provided by operating activities were $29.3 million for the six months ended June 30, 2006 compared to $23.4 million for the six months ended June 30, 2005. The increase in cash flows provided by operating activities was primarily driven by increased sales and improved profitability and was partially offset by the payment of bonuses accrued in fiscal 2005 and paid in the first quarter 2006. There was no similar bonus payment in the first quarter 2005 as the majority of fiscal 2004 bonuses were accrued and paid during 2004. Our operating cash flows continue to benefit from our focus on working capital management. We have continued to work with our vendors to extend our payment terms, which has increased our accounts payable days. In addition, our accounts receivable days have decreased. However, inventory turns have declined.

During the six months ended June 30, 2006 and 2005, cash flows used for investing activities were $41.5 million and $13.4 million, respectively. We used cash of $26.3 million to purchase Freeport. Capital expenditures increased approximately $0.5 million from $15.3 million for the six months ended June 30, 2005 to $15.8 million for the six months ended June 30, 2006 primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Proceeds from the sale of property, plant and equipment decreased primarily due to the sale of real estate related to closed facilities in the prior year period.

Net cash provided by financing activities was $7.2 million for the six months ended June 30, 2006 compared to net cash used in financing activities of $56.7 million for the six months ended June 30, 2005. Financing cash inflows of $7.3 million for the six months ended June 30, 2006 represent $3.0 million of cash received from the exercise of stock options and $4.3 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. Prior to the adoption of SFAS 123(R), the excess tax benefits were classified as operating cash flows. In February 2005, we recapitalized the Company by entering into a senior secured credit agreement and issuing second priority senior secured floating rate notes. We received gross proceeds of $225.0 million and $275.0 million from these two transactions, respectively. We used the proceeds, together with cash on hand, to retire $313.3 million of a prior credit facility, to pay a special cash dividend of $201.2 million to stockholders, and to pay $21.1 million of expenses related to the refinancing.

Capital Resources

On February 11, 2005, we entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a $110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan; and a $15.0 million pre-funded letter of credit facility. During the year ended December 31, 2005, we repaid $185.0 million of the term loan with proceeds from our initial public offering and cash generated from operations. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At June 30, 2006, the available borrowing capacity of the revolver totaled $106.6 million after being reduced by outstanding letters of credit under the revolver of approximately $3.4 million. We also have $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility. The weighted-average interest rate at June 30, 2006 for borrowings under the 2005 Agreement was 7.49%. On June 20, 2006, we entered into the First Amendment to the 2005 Agreement (the “Amendment”) to ease some of the restrictive covenants related to dividends and stock repurchases. At this time, we do not have any plans to declare dividends or to implement a share repurchase program (other than minor repurchases made in connection with our employee equity plans). The Amendment also increased our limitation on capital expenditures, as described below. The Amendment is attached to this filing as Exhibit 10.1.

On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. During 2005, we entered into two three-year interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. The weighted-average interest rate at June 30, 2006 for the floating rate notes was 8.62% including the effect of interest rate swap agreements.

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005

Term loan	$40,000	$40,000
Floating rate notes	275,000	275,000
Other*	4,319	—

	319,319	315,000
Less current portion of long-term debt	339	102

Total long-term debt	$318,980	$314,898

*	We completed construction on a new multi-purpose facility during the first quarter of 2006. Other debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe that this trend is likely to continue given our existing facilities, our current acquisition strategy and our product portfolio and anticipated market conditions going forward. For the six months ended June 30, 2006 and 2005, capital expenditures totaled $15.8 million and $15.3 million, respectively. The increase was primarily due to purchasing machinery and equipment to support increased capacity at both existing and new facilities. Consistent with previous spending patterns, we anticipate that future capital expenditures will focus primarily on expanding our value-added product offerings such as prefabricated components. The Amendment to our credit facility increased the amount of capital expenditures allowed under the 2005 Agreement to $46 million in 2006, $48 million in 2007, and $50 million per year thereafter. However, we still expect our capital expenditures to range from $35 million to $37 million in 2006.

AGGREGATE CONTRACTUAL OBLIGATIONS

We have obligations for long-term debt and operating leases. There have been no material changes to the table of future minimum payments under contractual obligations presented in our Form 10-K for the year ended December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating leases, we do not have any off-balance sheet arrangements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at June 30, 2006, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(a) None.

Use of Proceeds

(b) Not applicable.

Company Stock Repurchases

(c) None.

Item 3.	Defaults upon Senior Securities

(a) None.
(b) None.

Item 4.	Submission of Matters to a Vote of Security Holders

The company’s annual meeting of the stockholders was held on May 25, 2006. The owners of 31,981,403 shares of the company’s common stock, representing 94.44 percent of the voting power of all of the shares of common stock issued and outstanding on March 30, 2006, the record date for the meeting, were represented at the annual meeting. Each share of common stock was entitled to one vote at the annual meeting.

Our stockholders elected each of the following individuals as a director of the company for a term of three years: Mr. Michael Graff (31,715,199 votes in favor, 266,204 votes withheld), Mr. Robert C. Griffin (31,715,065 votes in favor, 266,338 votes withheld), and Mr. Brett N. Milgrim (23,047,718 votes in favor, 8,933,685 votes withheld). Mr. Ramsey A. Frank, Mr. Kevin J. Kruse and Mr. Floyd F. Sherman continue as directors and, if nominated, will next stand for re-election at the 2007 annual meeting of stockholders. Mr. Paul S. Levy, Mr. David A. Barr, Mr. Cleveland A. Christophe and Mr. Craig A. Steinke continue as directors and, if nominated, will next stand for re-election at the 2008 annual meeting of stockholders.

Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2006 with 31,860,852 votes in favor, 115,500 votes against and 5,051 abstentions.

Item 5.	Other Information

(a) On July 27, 2006, our board of directors established a compensation committee. The compensation committee will consist of Messrs. Cleveland A. Christophe (Chairperson), Ramsey A. Frank and Kevin J. Kruse.

The primary duty of the compensation committee will be to advise the board regarding the compensation of the company’s executive officers. Among other things, the Compensation Committee will make recommendations to the board with respect to the compensation, benefits, perquisites and equity awards of the executive officers.

(b) None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4	Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1*	First Amendment to the Credit Agreement, dated as of June 20, 2006, by and among Builders FirstSource, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as Administrative Agent for the secured parties, and New Alliance CDO, Limited and ACM Income Fund Inc., as investment advisors.
10	.2*	Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

By:	/s/ FLOYD F. SHERMAN
Floyd F. Sherman
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2006

By:	/s/ CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

August 3, 2006

EXHIBIT ENDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1*	First Amendment to the Credit Agreement, dated as of June 20, 2006, by and among Builders FirstSource, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as Administrative Agent for the secured parties, and New Alliance CDO, Limited and ACM Income Fund Inc., as investment advisors.
10	.2*	Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.