Form 10-Q
period 2006-09-30
Builders FirstSource, Inc.
filed 2006-11-02
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Yes ☐     No ☑

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 31, 2006 was 34,494,046.

BUILDERS FIRSTSOURCE, INC.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)

Sales	$569,895	$643,964	$1,800,875	$1,771,906
Cost of sales	418,100	474,019	1,328,454	1,325,523

Gross margin	151,795	169,945	472,421	446,383
Selling, general and administrative expenses	110,562	115,974	340,553	358,772
Impairment of goodwill	6,763	—	6,763	—

Income from operations	34,470	53,971	125,105	87,611
Interest expense	7,292	8,137	21,793	39,644

Income before income taxes	27,178	45,834	103,312	47,967
Income tax expense	9,862	18,006	38,296	18,838

Net income	$17,316	$27,828	$65,016	$29,129

Net income per share:
Basic	$0.51	$0.85	$1.93	$1.04

Diluted	$0.48	$0.80	$1.80	$0.96

Weighted average common shares outstanding:
Basic	34,051	32,660	33,651	27,927

Diluted	36,018	34,999	36,029	30,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(In thousands, except per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$65,835	$30,736
Accounts receivable, less allowances of $6,474 and $6,135 at September 30, 2006 and December 31, 2005, respectively	235,421	237,695
Inventories	144,024	149,397
Other current assets	29,066	24,753

Total current assets	474,346	442,581
Property, plant and equipment, net	110,336	99,862
Goodwill	166,722	163,030
Other assets, net	24,868	18,934

Total assets	$776,272	$724,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,385	$127,998
Accrued liabilities	68,511	83,572
Current maturities of long-term debt	441	102

Total current liabilities	187,337	211,672
Long-term debt, net of current maturities	318,869	314,898
Other long-term liabilities	20,738	26,702

	526,944	553,272
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 34,490 and 32,998 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	341	330
Additional paid-in capital	123,837	111,979
Unearned stock compensation	—	(1,087)
Retained earnings	123,097	58,081
Accumulated other comprehensive income	2,053	1,832

Total stockholders’ equity	249,328	171,135

Total liabilities and stockholders’ equity	$776,272	$724,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$65,016	$29,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,310	14,248
Impairment of goodwill	6,763	—
Amortization of deferred loan costs	1,965	15,379
Bad debt expense	398	2,024
Non-cash stock based compensation	2,963	5
Deferred income taxes	(3,883)	545
Net gain on sales of assets	(215)	(411)
Changes in assets and liabilities:
Accounts receivable	7,169	(59,566)
Inventories	6,982	(9,991)
Other current assets	(4,236)	(3,160)
Other assets and liabilities	2,380	570
Accounts payable	(12,125)	66,644
Accrued liabilities	(16,068)	33,306

Net cash provided by operating activities	73,419	88,722

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,097)	(22,601)
Proceeds from sale of property, plant and equipment	1,333	3,901
Cash used for acquisitions, net	(26,560)	—

Net cash used in investing activities	(47,324)	(18,700)

Cash flows from financing activities:
Proceeds from credit agreement	—	225,000
Proceeds from issuance of floating rate notes	—	275,000
Payments on long-term debt	(22)	(473,480)
Deferred loan costs	(100)	(21,149)
Net proceeds from initial public offering	—	109,055
Payment of dividend	—	(201,186)
Book overdrafts	—	(20)
Exercise of stock options	9,126	95

Net cash provided by (used in) financing activities	9,004	(86,685)

Net increase (decrease) in cash and cash equivalents	35,099	(16,663)
Cash and cash equivalents at beginning of period	30,736	50,628

Cash and cash equivalents at end of period	$65,835	$33,965

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

Goodwill

One of the Company’s reporting units has underperformed due to its specific business climate declining as housing activity has softened and competitors have gained market share. The carrying value of goodwill for this reporting unit was $17.4 million as of December 31, 2005. Since December 31, 2005, management has closely monitored trends in budget to actual results on a quarterly basis to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test.

Management has taken certain actions including, but not limited to, changing operational management, reducing the number of facilities, targeting new customers, and commencing sales of prefabricated components in this market, which inherently have higher margins. Management believes that these actions will improve operational results as similar actions have improved operational results in other markets in the past. However, there can be no assurance that such actions will have the estimated impact.

During the three months ended September 30, 2006, the macroeconomic factors that drive the business changed significantly. As a result of these unfavorable operating conditions, the Company performed an interim impairment test in connection with the preparation of its condensed consolidated financial statements for the three

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

and nine months ended September 30, 2006. Based on an assessment as of September 30, 2006, management determined that the carrying value of goodwill for this reporting unit exceeded its estimated fair value and recorded a $6.8 million pre-tax impairment charge. Fair value was determined based on discounted cash flows. The Company will continue to monitor this reporting unit. Additional declines in housing activity for this reporting unit could result in an additional impairment of the related goodwill.

Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common stock. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 3.0 million for the three and nine months ended September 30, 2006. Weighted average shares outstanding have also been adjusted for 54,000 and 357,000 shares of restricted stock for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2005, diluted weighted average shares outstanding have been adjusted for 7,000 restricted stock shares. Options to purchase 593,000 shares of common stock and restricted stock shares of 311,000 were not included in the computations of diluted EPS for the three months ended September 30, 2006 because their effect was anti-dilutive. Options to purchase 540,000 shares of common stock and restricted stock shares of 8,000 were not included in the computations of diluted EPS for the nine months ended September 30, 2006 because their effect was anti-dilutive. There were no options excluded from the computation of diluted EPS for the three and nine months ended September 30, 2005 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares for basic EPS	34,051	32,660	33,651	27,927
Dilutive effect of stock awards and options	1,967	2,339	2,378	2,275

Weighted average shares for diluted EPS	36,018	34,999	36,029	30,202

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income.

The Company entered into two interest rate swap agreements during 2005 in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At September 30, 2006, the fair value of the interest rate swaps was a receivable of $3.5 million.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table presents the components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$17,316	$27,828	$65,016	$29,129
Other comprehensive income (loss) — change in fair value of interest rate swap agreements, net of related tax expense (benefit) of $(0.8) million, $0.9 million, $0.2 million and $0.7 million, respectively	(1,146)	1,735	221	1,351

Total comprehensive income	$16,170	$29,563	$65,237	$30,840

Stock-based Compensation

At September 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 3. The Company issues new common stock shares upon exercises of stock options and grants of restricted stock. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005 and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, the Company will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. The Company utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected life	n/a	5.0 years	5.0 years	5.0 years
Expected volatility	n/a	47.3%	40.9%	47.3%
Expected dividend yield	n/a	0.00%	0.00%	0.00%
Risk-free rate	n/a	4.05%	4.05%	4.05%

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

As a result of adopting SFAS 123(R), the Company’s results of operations for the three and nine months ended September 30, 2006 included compensation expense of $1.2 million ($0.8 million net of taxes), and $3.0 million ($1.9 million net of taxes), respectively. This reduced basic earnings per share by $0.02 and $0.06 for the three and nine months ended September 30, 2006, respectively, and reduced diluted earnings per share by $0.02 and $0.05 for the three and nine months ended September 30, 2006, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $9.1 million for the nine months ended September 30, 2006 represent $3.7 million of cash received from the exercise of stock options and $5.4 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).

No pro forma disclosure is included for the three and nine months ended September 30, 2005 as the Company used the minimum value method for pro forma disclosure purposes for all options outstanding during the period. In accordance with SFAS 123(R), no expense will be recorded for these options.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting this interpretation.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. The Company will initially apply the provisions of SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company has considered the provisions of SAB 108 and does not expect the initial application of SAB 108 to affect its annual financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company has considered the provisions of SFAS 157 and does not expect the application of SFAS 157 to have a material effect on its financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

2.	Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Term loan	$40,000	$40,000
Floating rate notes	275,000	275,000
Other	4,310	—

	319,310	315,000
Less: current portion of long-term debt	441	102

Total long-term debt	$318,869	$314,898

On February 11, 2005, the Company entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a $110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan; and a $15.0 million pre-funded letter of credit facility due August 11, 2011. During the year ended December 31, 2005, the Company repaid $185.0 million of the term loan with proceeds from its initial public offering and cash generated from operations. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At September 30, 2006, the available borrowing capacity of the revolver totaled $106.6 million after being reduced by outstanding letters of credit under the revolver of approximately $3.4 million. The Company also has $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility. The weighted-average interest rate at September 30, 2006 for borrowings under the 2005 Agreement was 7.49%.

On June 20, 2006, the Company entered into the First Amendment to the 2005 Agreement (the “Amendment”) to ease some of the restrictive covenants related to dividends and stock repurchases. The Amendment also increased the amount of capital expenditures allowed under the 2005 Agreement to $46 million in 2006, $48 million in 2007, and $50 million per year thereafter.

On February 11, 2005, the Company issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. During 2005, the Company entered into two three-year interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of its outstanding floating rate debt and thereby reduce its exposure to interest rate volatility. The weighted-average interest rate at September 30, 2006 for the floating rate notes was 8.68% including the effect of interest rate swap agreements.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Future maturities of long-term debt as of September 30, 2006 were as follows (in thousands):

Year ending December 31,
2006	$109
2007	442
2008	446
2009	450
2010	454
Thereafter	317,409

Total long-term debt (including current portion)	$319,310

3.	Employee Stock Based Compensation

2005 Equity Incentive Plan

Under its 2005 Equity Incentive Plan (“2005 Plan”), the Company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2005 Plan and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by the Company’s board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of September 30, 2006, 1.2 million shares were available for issuance under the 2005 Plan, 733,000 of which may be made subject to stock-based awards other than options or SARs.

1998 Stock Incentive Plan

Under the Builders FirstSource, Inc. 1998 Stock Incentive Plan (“1998 Plan”), the Company was authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorized the sale of common stock on terms determined by the Company’s board of directors.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2005	4,250	$3.55
Granted	504	$23.87
Exercised	(1,181)	$3.12
Forfeited	(10)	$8.58

Outstanding at September 30, 2006	3,563	$6.56	6.4	$35,665

Exercisable at September 30, 2006	1,964	$3.29	5.1	$23,524

The outstanding options at September 30, 2006, include options to purchase 620,000 shares granted under the 2005 Plan. As of September 30, 2006, options to purchase 26,000 shares of the 2005 Plan awards were exercisable. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $9.99 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $22.1 million. The fair value of options vested during the nine months ended September 30, 2006 was $0.2 million.

The following table summarizes the Company’s restricted stock activity for the nine months ended September 30, 2006 (shares in thousands):

		Weighted
		Average Grant
		Date
	Shares	Fair Value

Nonvested at December 31, 2005	57	$20.53
Granted	310	$23.72
Vested	(2)	$18.47

Nonvested at September 30, 2006	365	$23.26

As of September 30, 2006, there was $10.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

5.	Sales by Product Category

Sales by product category for the three and nine month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Prefabricated components	$118,273	$142,358	$377,643	$376,787
Windows & doors	120,495	121,487	367,100	330,667
Lumber & lumber sheet goods	172,991	232,069	593,690	655,916
Millwork	52,961	55,826	161,705	151,519
Other building products & services	105,175	92,224	300,737	257,017

Total sales	$569,895	$643,964	$1,800,875	$1,771,906

6.	Acquisition

On April 28, 2006, the Company acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of $26.6 million (including certain adjustments). Of this amount, $6.1 million was allocated to customer relationships and $0.1 million was allocated to a non-compete agreement, which are being amortized over eight years and two years, respectively. In addition, $10.5 million was allocated to goodwill.

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

Cautionary Statement

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements made in this report involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to rely on these forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of our annual report on Form 10-K.

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

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. Our third quarter 2006 results reflected the current challenges facing the homebuilding industry as many homebuilders significantly decreased housing starts as they work through excess inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our margins. Housing starts have deteriorated faster than we anticipated, and we see this challenging environment continuing through at least mid-2007. During the third quarter, housing starts for our markets declined 20.6 percent compared to the same period in 2005. Many of our largest markets including Texas, Georgia and the Carolinas, which experienced year-over-year growth during the first half of the year, have started to experience year-over-year declines in housing starts. We still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current pullback in the housing industry is likely to be temporary. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. During the nine months ended September 30, 2006, our sales to the top 10 homebuilders in the country increased 2.7%, slightly better than our overall sales growth. We believe that our ability to maintain our strong relationships with the largest builders will be vital to our ability to grow and expand into new markets. However, we may face pricing pressure as our exposure to large national homebuilders increases.

•	Increasing Use of Prefabricated Components. The growing use of prefabricated components in the homebuilding process is a major trend within the residential new construction building products supply market. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components such as roof and floor trusses, wall panels, stairs and engineered wood, as well as windows, pre-hung doors and our branded Synboard millwork products. These value-added products often offer us better margins and decrease our exposure to commodity lumber and lumber sheet good prices.

•	Expansion of Existing and New Facilities. We seek to increase our market penetration by judiciously introducing additional distribution and manufacturing facilities. Year to date, we have opened three new distribution centers and four new manufacturing facilities. We believe that these facilities as well as planned new facilities will help us grow market share and contribute incremental sales during 2006. Given the current operating conditions, we are also nominally reducing capacity to adjust to market conditions in certain locations.

•	Economic Conditions. Our financial performance is impacted by economic changes both nationally and locally in the markets we serve. The building products supply industry is dependent on new home construction and subject to cyclical market pressures. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, fuel costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market pressures, may adversely impact operating income when prices rapidly rise within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our gross margins.

•	Decline in Lumber Prices. During the third quarter 2006, we saw an estimated 14.3% year-over-year decline in nationwide commodity lumber and lumber sheet good prices, but we believe that our improved product mix and aggressive pricing management program mitigated the negative impact on our sales to approximately a 3.8% decline. Continued low lumber prices, whether or not worsened by the slowdown in the housing market could adversely impact our gross margin. We continue to work to decrease our exposure to changes in commodity prices through pricing management and through the expansion of our value-added products, as discussed above.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost supplier of building materials in the markets we serve. Given the current industry conditions, we have aggressively reduced costs and will continue to evaluate other opportunities to reduce costs and conserve capital on an ongoing basis in line with market conditions. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs. Our working capital and our selling, general and administrative expenses, both expressed as a percent of sales, have meaningfully declined over the past several years.

In June 2005, we completed an initial public offering of our common stock (“IPO”). As a public company, we are incurring significant incremental legal, accounting and other expenses that we did not incur as a private company. These include costs associated with Securities and Exchange Commission rules and regulations (such as periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002), NASDAQ rules and regulations, and director and officer liability insurance costs.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in lower or negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility or cash on hand. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. We believe our revolving credit facility and our ability to generate positive cash flows from operating activities will continue to be sufficient to cover seasonal working capital needs. See “Liquidity and Capital Resources”.

RECENT DEVELOPMENTS

Goodwill Impairment

One of our reporting units has underperformed due to its specific business climate declining as housing activity has softened and competitors have gained market share. The carrying value of goodwill for this reporting unit was $17.4 million as of December 31, 2005. Since December 31, 2005, management has closely monitored trends in budget to actual results on a quarterly basis to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test.

Management has taken certain actions including, but not limited to, changing operational management, reducing the number of facilities, targeting new customers, and commencing sales of prefabricated components in this market, which inherently have higher margins. Management believes that these actions will improve operational results as similar actions have improved operational results in other markets in the past. However, there can be no assurance that such actions will have the estimated impact.

During the three months ended September 30, 2006, the macroeconomic factors that drive the business changed significantly. As a result of these unfavorable operating conditions, we performed an interim impairment test in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September, 30, 2006. Based on an assessment as of September 30, 2006, management determined that the carrying value of goodwill for this reporting unit exceeded its estimated fair value and recorded a $6.8 million pre-tax impairment charge. The fair value was determined based on discounted cash flows. We will continue to monitor this reporting unit. Additional declines in housing activity for this reporting unit could result in an additional impairment of the related goodwill.

Acquisition

On April 28, 2006, we acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of approximately $26.6 million (including certain adjustments). Of this amount, $6.1 million was allocated to customer relationships and $0.1 million was allocated to a non-compete agreement, which are being amortized over eight years and two years, respectively. In addition, $10.5 million was allocated to goodwill.

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

Adoption of SFAS 123(R)

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value provisions for stock options in the statements of operations for the years ended December 31, 2005 and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, we will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. We utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated. Prior to 2005, we utilized stock options for our stock-

based incentive programs. As a result of SFAS 123(R), we anticipate using a combination of both stock options and restricted stock for grants under stock-based incentive programs.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Expected life	n/a	5.0 years	5.0 years	5.0 years
Expected volatility	n/a	47.3%	40.9%	47.3%
Expected dividend yield	n/a	0.00%	0.00%	0.00%
Risk-free rate	n/a	4.05%	4.05%	4.05%

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

As a result of adopting SFAS 123(R), our results of operations for the three and nine months ended September 30, 2006 included compensation expense of $1.2 million ($0.8 million net of taxes), and $3.0 million ($1.9 million net of taxes), respectively. This reduced basic earnings per share by $0.02 and $0.06 for the three and nine months ended September 30, 2006, respectively, and reduced diluted earnings per share by $0.02 and $0.05 for the three and nine months ended September 30, 2006, respectively.

We estimate that the impact of adopting SFAS 123(R), at current and anticipated grant levels, will reduce consolidated operating income in fiscal year 2006 by approximately $4.1 million. Actual stock-based compensation expense in fiscal 2006 will depend, however, on a number of factors, including the amount of new awards granted in 2006, the fair value of those awards at the date of grant and the fair value of our common stock.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $9.1 million for the nine months ended September 30, 2006 represent $3.7 million of cash received from the exercise of stock options and $5.4 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2006 and 2005, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4%	73.6%	73.8%	74.8%

Gross margin	26.6%	26.4%	26.2%	25.2%
Impairment of intangible assets	1.2%	0.0%	0.4%	0.0%
Selling, general and administrative expenses	19.4%	18.0%	18.9%	20.3%

Income from operations	6.0%	8.4%	6.9%	4.9%
Interest expense	1.3%	1.3%	1.2%	2.2%
Income tax expense	1.7%	2.8%	2.1%	1.1%

Net income	3.0%	4.3%	3.6%	1.6%

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

Our results for the three months ended September 30, 2006 reflect the current challenges facing the homebuilding industry. Our sales decrease of 11.5% was driven by a significant decline in housing starts in our markets as well as lower market prices for commodity lumber products. These negative macroeconomic factors were partially offset by market share gains and, to a lesser extent, sales from new operations. In addition, changes in our product mix were indicative of the building process. Currently, more houses are being finished than started, so lumber & lumber sheet goods and prefabricated components, both of which are tied to the beginning stages of building a house, experienced a sharper decline than our other categories, which in general are more closely tied to the end of the building process. Our gross margin decreased primarily due to lower sales volume. However, gross margin percentage improved due to favorable product mix, pricing management, and lower raw material costs. Selling, general and administrative expenses decreased due to our variable cost structure and our focus on managing our cost structure in the current operating conditions. Commodity price deflation had a 0.7% negative impact on our selling, general and administrative expenses, expressed as a percentage of sales.

Sales.  Sales for the three months ended September 30, 2006 were $569.9 million, an 11.5% decrease from sales of $644.0 million for the three months ended September 30, 2005. The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2006		2005
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$118.3	20.8%	$142.4	22.1%	(16.9)%
Windows & doors	120.5	21.1%	121.5	18.9%	(0.8)%
Lumber & lumber sheet goods	173.0	30.4%	232.1	36.0%	(25.5)%
Millwork	52.9	9.3%	55.8	8.7%	(5.1)%
Other building products & services	105.2	18.4%	92.2	14.3%	14.0%

Total sales	$569.9	100.0%	$644.0	100.0%	(11.5)%

Sales of prefabricated components decreased $24.1 million to $118.3 million for the three months ended September 30, 2006. This was largely attributable to decreases in truss and panel sales of $17.3 million and engineered wood sales of $7.7 million, which were partially offset by increases in stair sales of $0.9 million. This category was disproportionately affected by the housing decline as our operations in some of the weaker housing markets have a high concentration of manufactured product sales.

Sales of windows & doors decreased $1.0 million to $120.5 million for the three months ended September 30, 2006. This was attributable to a $0.8 million decrease in sales of assembled and distributed window products, which includes the benefit of an increase in manufactured windows of approximately $2.3 million. In addition, sales of pre-assembled door units decreased $0.2 million.

Sales of lumber & lumber sheet goods decreased $59.1 million to $173.0 million for the three months ended September 30, 2006. This decrease was attributable to lower commodity prices and unit volumes, which had negative effects of approximately $23.7 million and $35.4 million, respectively.

Sales of millwork products decreased $2.9 million to $52.9 million for the three months ended September 30, 2006. Many products in this category are tied to the end of the building process; and therefore, may not have experienced the full negative impact of the decrease in housing starts.

Sales of other building products & services increased $13.0 million to $105.2 million for the three months ended September 30, 2006. Sales growth in this category was largely attributable to our focus on installation services, which represented almost half of the sales increase. In addition, many products in this category are related to the end of the building process.

Gross Margin.  Gross margin was $151.8 million for the three months ended September 30, 2006, a decrease of $18.2 million. Gross margin percentage increased from 26.4% for the three months ended September 30, 2005 to 26.6% for the three months ended September 30, 2006, with prefabricated components experiencing the largest margin expansion. Overall, effective pricing management, lower raw material costs and favorable product mix drove the improvement in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $110.6 million for the three months ended September 30, 2006, a decrease of $5.4 million, or 4.7%. Selling, general and administrative expenses represented 19.4% and 18.0% of sales for the three months ended September 30, 2006 and 2005, respectively. The increase in selling, general and administrative expenses as a percentage of sales was primarily related to lower market prices for commodity lumber products during the current year quarter resulted in an additional 0.7%. In addition, stock compensation expense related to the adoption of SFAS 123(R) on January 1, 2006 and incremental costs associated with our Sarbanes-Oxley compliance efforts each contributed an additional 0.2%.

Impairment of Goodwill.  Based on an assessment as of September 30, 2006, management determined that the carrying value of goodwill for one of its reporting units was impaired and incurred a $6.8 million pre-tax impairment charge during the three months ended September 30, 2006.

Interest Expense.  Interest expense was $7.3 million for the three months ended September 30, 2006, a decrease of $0.8 million. The decrease was primarily attributable to a reduction in deferred loan cost amortization, as we have repaid $25.0 million of our long-term debt since September 30, 2005. In addition, the benefit of lower average debt levels was essentially offset by additional interest expense resulting from higher interest rates during the three months ended September 30, 2006.

Income Tax Expense.  Our effective combined federal and state tax rate was 36.3% and 39.3% for the three months ended September 30, 2006 and 2005, respectively. The decrease in the effective tax rate was primarily due to certain expenses that were not deductible for state tax purposes during the third quarter 2005, which had a negative impact on the effective tax rate for the prior year quarter. In addition, various state tax credits and tax deductions for qualified production activities had a positive impact on the effective tax rate for the current year quarter.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

During the nine months ended September 30, 2006 sales grew for all product categories, except for lumber & lumber sheet goods, as compared to the same period in 2005. We believe that market share gains were the primary contributor to our sales growth. To a lesser extent, new facilities also contributed to our sales growth. Declining market prices for commodity lumber products and an unfavorable housing market substantially offset these growth drivers. We were able to mitigate some of the negative impact of falling commodity prices for lumber and lumber sheet goods through aggressive pricing management and diversifying into more value-added product sales. Gross margins grew for all product categories except for lumber & lumber sheet goods, as a result of higher sales levels, favorable product mix, pricing management, and lower raw material costs. In addition, our results for the nine months ended September 30, 2005 were negatively impacted by the following charges related to our February 2005 refinancing and June 2005 IPO: 1) a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) made to stock option holders, which was included in selling, general and administrative expenses and 2) $14.4 million of debt issuance cost write-offs, financing costs and early termination penalties, which were included in interest expense. Aside from this payment to option holders in the prior year period, selling, general and administrative expenses increased due to higher salaries and benefits expense, fuel costs and professional services fees.

Sales.  Sales for the nine months ended September 30, 2006 were $1,800.9 million, a 1.6% increase over sales of $1,771.9 million for the nine months ended September 30, 2005.

The following table shows sales classified by major product category (dollars in millions):

	Nine Months Ended September 30,
	2006		2005
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$377.7	21.0%	$376.8	21.3%	0.2%
Windows & doors	367.1	20.4%	330.7	18.7%	11.0%
Lumber & lumber sheet goods	593.7	32.9%	655.9	37.0%	(9.5)%
Millwork	161.7	9.0%	151.5	8.5%	6.7%
Other building products & services	300.7	16.7%	257.0	14.5%	17.0%

Total sales	$1,800.9	100.0%	$1,771.9	100.0%	100.0%

Sales of prefabricated components increased $0.9 million to $377.7 million for the nine months ended September 30, 2006. This was largely attributable to increases in stair sales of $3.0 million and truss and panel sales of $0.5 million, which were partially offset by a $2.9 million decrease in engineered wood sales.

Sales of windows & doors increased $36.4 million to $367.1 million for the nine months ended September 30, 2006. This was attributable to a $21.0 million increase in sales of assembled and distributed window products, approximately $11.6 million of which related to windows we manufactured. In addition, sales of pre-assembled door units increased $15.4 million.

Sales of lumber & lumber sheet goods decreased $62.2 million to $593.7 million for the nine months ended September 30, 2006. This decrease was attributable to lower commodity prices and unit volumes, which had negative effects of approximately $44.3 million and $17.9 million, respectively.

Sales of millwork products increased $10.2 million to $161.7 million for the nine months ended September 30, 2006. Sales of exterior trim and siding increased $8.5 million, and interior trim and moldings increased $4.5 million. These increases were partially offset by a decrease in sales for other miscellaneous millwork products.

Sales of other building products & services increased $43.7 million to $300.7 million for the nine months ended September 30, 2006. This increase was largely attributable to a $17.4 million increase in installation services and increases in sales for gypsum, insulation, roofing and hardware products of $8.1 million, $6.1 million, $2.8 million and $2.0 million, respectively.

Gross Margin.  Gross margin was $472.4 million for the nine months ended September 30, 2006, an increase of $26.0 million, or 5.8%. Gross margin percentage increased from 25.2% for the nine months ended September 30, 2005 to 26.2% for the nine months ended September 30, 2006. The majority of the gross margin increase was related to our prefabricated components. Overall, higher sales levels, favorable product mix, effective pricing management, and lower raw material costs drove the improvement in gross margin percentage.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $340.6 million for the nine months ended September 30, 2006, a decrease of $18.2 million, or 5.1%. The nine months ended September 30, 2005 included a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) made to stock option holders in conjunction with our February 2005 refinancing. This payment was made in lieu of adjusting the exercise price of their options. Excluding the impact of this payment, salaries and benefits expense increased $10.3 million, largely resulting from a 4.6% increase in average headcount, related to sales growth during the first half of the year. Salaries and benefits for the nine months ended September 30, 2006 also included $3.0 million of stock compensation expense related to the adoption of SFAS 123(R) on January 1, 2006 and approximately $1.5 million of severance costs as we continue to seek efficiencies in our administrative functions. Group health insurance costs increased $1.8 million. In addition, handling and delivery expenses increased $4.5 million, primarily for fuel costs, and professional services fees increased $2.6 million, primarily related to services required in connection with being a public company.

Impairment of Goodwill.  Based on an assessment as of September 30, 2006, management determined that the carrying value of goodwill for one of its reporting units was impaired and incurred a $6.8 million pre-tax impairment charge during the nine months ended September 30, 2006.

Interest Expense.  Interest expense was $21.8 million for the nine months ended September 30, 2006, a decrease of $17.9 million. The decrease was primarily attributable to charges associated with our refinancing, IPO and other debt repayments during the nine months ended September 30, 2005. These charges are summarized below for the nine months ended September 30, 2005 (in thousands):

Write-off of unamortized deferred debt issuance costs	$10,835
Financing costs incurred in conjunction with the February 2005 refinancing	2,425
Termination penalty resulting from prepayment of term loan under prior credit facility	1,700

$14,960

In addition, lower average debt levels contributed to interest expense decreasing approximately $6.1 million. These decreases were partially offset by approximately $3.6 million of additional interest expense resulting from higher interest rates during the nine months ended September 30, 2006.

Income Tax Expense.  Our effective combined federal and state tax rate was 37.1% and 39.3% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in the effective tax rate was primarily due to certain expenses that were not deductible for state tax purposes during the nine months ended September 30, 2005, which had a negative impact on the effective tax rate for the prior year period. In addition, various state tax credits and tax deductions for qualified production activities had a positive impact on the effective tax rate for the current year period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements have been to fund working capital needs, meet required debt payments, including debt service payments on our floating rate notes and credit agreement, to fund capital expenditures and acquisitions, and to pay special dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. In addition, we completed our IPO in June 2005 and used the net proceeds, together with cash on hand, to repay a portion of our term loan. Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver, we believe we will have sufficient capital to meet our anticipated short-term needs, including our capital expenditures and our debt obligations for the foreseeable future. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available, which could affect our liquidity requirements or cause us to incur additional debt.

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

In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available (which could affect our liquidity requirements or cause us to incur additional debt) or to retire debt as appropriate, based upon market conditions and our desired liquidity and capital structure.

See Part II Item 1A “Risk Factors” for risk factors that might affect our ability to obtain capital and meet our debt obligations.

Consolidated Cash Flows

Cash flows provided by operating activities were $73.4 million for the nine months ended September 30, 2006 compared to $88.7 million for the nine months ended September 30, 2005. The decrease in cash flows provided by operating activities was primarily driven by changes in working capital and was partially offset by improved profitability for the nine months ended September 30, 2006. We experienced a sharp sales decline during the three months ended September 30, 2006, and our working capital did not adjust as quickly. We continue to be very focused on working capital management, but we did not anticipate the significant decrease in sales toward the end of the third quarter. In addition, the payment of bonuses accrued in fiscal 2005 and paid in the first quarter 2006 had a negative impact on our operating cash flows during the current year. There was no similar bonus payment in the first quarter 2005 as the majority of fiscal 2004 bonuses were accrued and paid during 2004.

During the nine months ended September 30, 2006 and 2005, cash flows used for investing activities were $47.3 million and $18.7 million, respectively. We used cash of $26.6 million to purchase Freeport. Capital expenditures decreased slightly from $22.6 million for the nine months ended September 30, 2005, to $22.1 million for the nine months ended September 30, 2006. Through the first half of 2006, our capital expenditures were tracking ahead of last year as we purchased machinery and equipment to support increased capacity at both existing and new facilities. During the third quarter 2006, we began to reduce our capital investments in line with current market conditions. Proceeds from the sale of property, plant and equipment decreased primarily due to the sale of real estate related to closed facilities in the prior year period.

Net cash provided by financing activities was $9.0 million for the nine months ended September 30, 2006 compared to net cash used in financing activities of $86.7 million for the nine months ended September 30, 2005. Financing cash inflows of $9.1 million for the nine months ended September 30, 2006 represent $3.7 million of cash received from the exercise of stock options and $5.4 million related to the tax benefits of deductions in excess of the compensation cost recognized for the exercise of stock options. Prior to the adoption of SFAS 123(R), the excess tax benefits were classified as operating cash flows.

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

Capital Resources

On February 11, 2005, we entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a $110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan; and a $15.0 million pre-funded letter of credit facility. During the year ended December 31, 2005, we repaid $185.0 million of the term loan with proceeds from our initial public offering and cash generated from operations. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At September 30, 2006, the available borrowing capacity of the revolver totaled $106.6 million after being reduced by outstanding letters of credit under the revolver of approximately $3.4 million. We also have $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility. The weighted-average interest rate at September 30, 2006 for borrowings under the 2005 Agreement was 7.49%.

On June 20, 2006, we entered into the First Amendment to the 2005 Agreement (the “Amendment”) to ease some of the restrictive covenants related to dividends and stock repurchases and to increase the amount of capital expenditures allowed under the 2005 Agreement. See “Capital Expenditures.” At this time, we do not have any plans to declare dividends or to implement a share repurchase program (other than minor repurchases made in connection with our employee equity plans).

On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. During 2005, we entered into two three-year interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. The weighted-average interest rate at September 30, 2006 for the floating rate notes was 8.68% including the effect of interest rate swap agreements.

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005

Term loan	$40,000	$40,000
Floating rate notes	275,000	275,000
Other*	4,310	—

	319,310	315,000
Less current portion of long-term debt	441	102

Total long-term debt	$318,869	$314,898

*	We completed construction on a new multi-purpose facility during the first quarter of 2006. Other debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe that this trend is likely to continue given our existing facilities, our current acquisition strategy and our product portfolio and anticipated market conditions going forward. For the nine months ended September 30, 2006 and 2005, capital expenditures totaled $22.1 million and $22.6 million, respectively. Through the first half of 2006, our capital expenditures were tracking ahead of last year as we purchased machinery and equipment to support increased capacity at both existing and new facilities. During the third quarter 2006, we began to reduce our capital investments in line with current market conditions. Consistent with previous spending patterns, we anticipate that future capital expenditures will focus primarily on expanding our value-added product offerings such as prefabricated components. The Amendment to our credit facility increased the amount of capital expenditures allowed under the 2005 Agreement to $46 million in 2006, $48 million in 2007, and $50 million per year thereafter. However, we estimate our capital expenditures to range from $26 million to $28 million in 2006.

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

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have considered the provisions of SAB 108 and do not expect the initial application of SAB 108 to affect our annual financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We have considered the provisions of SFAS 157 and do not expect the application of SFAS 157 to have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at September 30, 2006, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually.

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

Scope of the Controls Evaluation.  The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, was being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2006, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

(a) None.

Use of Proceeds

(b) Not applicable.

Company Stock Repurchases

(c) None.

Item 3.	Defaults upon Senior Securities

(a) None.

(b) None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on September 6, 2005, File Number 333-122788)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

4.3		Stockholders Agreement, dated as of September 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/  FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

November 2, 2006

/s/  CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

November 2, 2006

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on September 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of September 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.