Form 10-K
period 2006-12-31
Builders FirstSource, Inc.
filed 2007-03-12
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Registrant’s telephone number, including area code:
(214) 880-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.01 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $332,001,806 based on the closing price per share on that date of $20.36 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 28, 2007 was 35,370,923.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 24, 2007 are incorporated by reference into Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.
Table of Contents to Form 10-K

PART I

Item 1.	Business

CAUTIONARY STATEMENT

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Any forward-looking statements made in this report involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investment community, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of this annual report on Form 10-K.

OVERVIEW

Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc., through a partnership between JLL Partners, Inc. and certain members of our management team. On October 13, 1999, the company’s name changed to Builders FirstSource, Inc. Since 1998, we have successfully acquired and integrated 25 companies and are currently managed as three regional operating groups — Atlantic, Southeast and Central — with centralized financial and operational oversight. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

We are a leading supplier and manufacturer of structural and related building products for residential new construction in the United States. According to ProSales magazine’s 2006 ProSales 100 list, we are the sixth largest building products supplier to professional homebuilders in the United States. Our large scale, full product and service offerings, and unique business model position us to continue growing our sales to production homebuilders, the fastest-growing segment of residential homebuilders, which we define as U.S. homebuilders who build more than 100 homes per year. We have operations principally in the southern and eastern United States with 68 distribution centers and 59 manufacturing facilities, many of which are located on the same premises as our distribution centers. For the year ended December 31, 2006, we generated sales of $2,239.5 million and net income of $68.9 million.

OUR CUSTOMERS

We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint in strong homebuilding markets. We serve 34 markets in 13 states. According to 2006 U.S. Census data, we have operations in 22 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits. In addition, approximately 53% of U.S. housing permits in 2006 were issued in states in which we operate.

Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2006, our top 10 customers accounted for approximately 25.8% of sales, and no single customer accounted for more than 5.0% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., Pulte Homes, Inc., and The Ryland Group, Inc.

In our geographic markets, we believe we are one of the largest suppliers of our product categories to production homebuilders, the fastest growing segment of the residential builders. In line with the growth of this segment, we have nearly doubled our sales to the 10 largest production homebuilders, as measured by homes sold, from $260.8 million in 2001 to $520.6 million in the year ended December 31, 2006.

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

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, we generally do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in most cases the time frame from receipt of a firm order and shipment generally does not exceed a few days.

OUR PRODUCTS AND SERVICES

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We distribute a wide variety of building products and services directly to homebuilder customers. In addition, we manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. Our comprehensive product offering features over 250,000 stock keeping units (“SKUs”) company-wide in addition to our full range of construction services. We believe our broad product and service offering combined with our scale and experienced sales force have driven market share gains, particularly with production homebuilders.

Over the past several years, we have significantly increased our sales of products that we manufacture. These products include our factory-built roof trusses, floor trusses, wall panels and stairs, as well as engineered wood products that we design and cut for each home (collectively “prefabricated components”). We also manufacture custom millwork and trim that we market under the SynboardTM brand name, as well as aluminum and vinyl windows, and we assemble interior and exterior doors into pre-hung units. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing, and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all of our product categories.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Since 2002, the combined sales of our prefabricated components, windows & doors and millwork product categories have increased 55.2%. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. Sales by product category for the years ended December 31, 2006, 2005 and 2004 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in Item 7 of this annual report on Form 10-K.

Prefabricated Components.  We believe we are one of the largest manufacturers of prefabricated components for residential new construction in the U.S. We are very focused on growing this category both in response to changing building practices that utilize more manufactured products and in our effort to increase profitability through the sale of value-added products. Prefabricated components are factory-built substitutes for job site-framing and include floor trusses, roof trusses, wall panels, stairs, and engineered wood that we design and cut for each home. Our manufacturing facilities utilize the latest technology and the highest quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. As a result, we believe we incur significantly lower engineering and set-up costs than do our competitors, contributing to improved margins and customer satisfaction.

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

Lumber & Lumber Sheet Goods.  Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. This product line has not grown at the same rate as our overall sales over the last five years, as demonstrated by the fact that it represented 32.0% of total sales for the year ended December 31, 2006, compared to 47.6% of total sales in 1999. This decrease in product mix has been intentional as we have sought to shift builder demand toward higher margin prefabricated components for their framing needs. Despite this shift in product mix, we believe we have grown our market share for lumber & lumber sheet goods over this time period. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future, but to grow over the long-term at a slower rate than our other business lines.

Millwork.  Millwork represents a small, but profitable product category. This category includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

Other Building Products & Services.  Other building products & services consist of products including cabinets, gypsum, roofing and insulation. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. We believe these services require scale, capital and sophistication that smaller competitors do not possess.

OUR STRATEGY

Our strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry.

Increase Sales of Manufactured Products and Service to Existing Customers.  We plan to organically grow our unit volumes and revenues by providing existing customers with incremental value-added products and services. As part of this strategy, we intend to increase sales of manufactured products, which are higher margin and less price sensitive than lumber products, and are in growing demand by homebuilders. Prefabricated components, such as trusses, wall panels, stairs and engineered wood, are highly valued by our customers, especially production homebuilders, because they reduce builders’ cycle times and carrying costs and generate cost savings through the reduction of on-site labor and lumber waste. Once we are established as a manufacturer of these products by our customers, we are generally able to cross-sell additional products. We also intend to grow our sales of construction services, such as professional installation, turn-key framing, shell construction, and design, as a complement to our existing product offerings. Our ability to provide full product and service solutions further strengthens customer loyalty and enables us to retain an advantage over our competitors. Our revenue from these manufactured products totaled $798.2 million for the year ended December 31, 2006, representing 35.6% of total sales.

Target Production Homebuilders.  We intend to leverage our unique business model, geographic breadth and scale to continue to grow our sales to the production homebuilders as they continue to gain market share. According to Builder magazine, the 10 largest homebuilders, as measured by homes sold, doubled their market share from approximately 9% in 1995 to 21% in 2005 and are expected to increase their market share to between 40% and 50% in the next five years. We have nearly doubled our sales to the 10 largest production homebuilders, as measured by homes sold, from $260.8 million in 2001 to $520.6 million in the year ended December 31, 2006.

Expand into Multi-Family and Light Commercial Business.  We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components.

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

Focus on Cost, Working Capital and Operating Improvements.  We are extremely focused on expenses and working capital to remain a low cost supplier. We maintain a continuous improvement, “best practices” operating philosophy and regularly implement new initiatives to reduce costs, increase efficiency and reduce working capital, thereby enhancing profitability and cash flow. For example, we have linked our computer system to those of some customers to streamline the administrative aspects of the quoting, invoicing and billing processes. We also analyze our workforce productivity to determine the optimal labor mix that minimizes cost, and examine our logistics function to reduce the cost of inbound freight. Our focus on cost controls and our strategy of shifting the sales mix to value-added products and services have significantly improved profitability. Selling, general and administrative expenses have declined as a percentage of sales from 21.4% in 2001 to 19.6% in 2006. We have also improved our working capital, expressed as a percentage of sales, from 1999 as compared to the year ended December 31, 2006.

Pursue Strategic Acquisitions.  The highly fragmented nature of the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our acquisition strategy centers on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we will selectively seek to acquire companies that manufacture prefabricated components such as roof and floor trusses, wall panels, stairs, and engineered wood, as well as other building products such as millwork. Prefabricated components are growing in popularity with homebuilders and provide us with cross-selling opportunities and higher margins. We will also seek to acquire companies that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there are a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and that the homebuilders in these markets, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings and/or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our senior management team has the experience and ability to identify acquisition candidates and integrate acquisitions, having acquired and integrated 25 companies since 1998.

SALES AND MARKETING

We seek to attract and retain customers through exceptional customer service, leading product quality, broad product and service offerings, and competitive pricing. This strategy is centered on building and maintaining strong customer relationships rather than traditional marketing and advertising. We strive to add value for the homebuilders through shorter lead times, lower material costs, faster project completion and higher quality. By executing this strategy, we believe we will continue to gain market share.

Our experienced locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder, the salesperson and his or her team of experts review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction and regional aesthetic preferences. Next, the team determines the specific package of our products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. We currently employ approximately 575 outside sales representatives, who are typically paid a commission based on gross margin dollars collected and work with over 470 internal sales coordinators and product specialists.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, Georgia Pacific, Canfor Wood Products and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation and MW Manufacturers Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our and our suppliers’ national footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from over 5,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represent more than 10.5% of our cost of goods sold, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We expect additional procurement cost savings and purchasing synergies to further enhance our margins and cash flow.

MANUFACTURING

We manufacture four different types of products: prefabricated components, millwork, windows and pre-hung doors. Our prefabricated components allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in an indoor, factory-controlled environment. Engineered wood floors and beams are cut to the required size and packaged for the given application at many of our locations. Without prefabricated components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are stronger and straighter than conventionally framed floors.

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

Prefabricated Components — Trusses and Wall Panels.  Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type: non-custom versus custom builders. Non-custom builders use prototype house plans, which may be modified for each individual customer. The number of changes made to a given prototype house, and the number of prototype houses used, varies by builder and their construction and sales philosophy. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. There are three primary benefits to master filing. First, it reduces design cost as a designer can make minor changes to a prototype house rather than designing the components individually. Second, it improves design quality as the majority of the house’s design is based on a proven prototype. Third, master filing allows us to change one file and update all related prototype house designs automatically as we improve the design over time or as the builder modifies the base prototype house. We do not use a master file for custom builders who do not replicate houses, as it is not cost-effective. For these builders, the components are designed individually for each house.

After we design shop drawings for a given house, we download the shop drawings into a proprietary software system to review the design for potential errors and to schedule the job for production. The fabrication process begins by cutting individual pieces of lumber to required lengths in accordance with the shop drawings. We download the shop drawings from our design department to computerized saws. We assemble the cut lumber to form roof trusses, floor trusses or wall panels, and store the finished components by house awaiting shipment to the job site.

We generate fabrication time standards for each component during the design step. We use these standards to measure efficiency by comparing actual production time with the calculated standard. Each plant’s performance is benchmarked by comparing efficiency across plants.

Prefabricated Components — Engineered Wood.  As with trusses and wall panels, engineered wood components have a design and fabrication step. We design engineered wood floors using a master filing system similar to the truss and wall panel system. Engineered wood beams are designed to ensure the beam will be structurally sound in the given application. After the design phase, a printed layout is generated. We use this layout to cut the engineered wood to the required length and assemble all of the components into a house package. We then install the components on the job site. We design and fabricate engineered wood at the majority of our distribution locations.

Prefabricated Components — Stairs.  We manufacture box stairs at several of our locations and curved stairs at our East Brunswick, New Jersey location. After a house is framed, our salesman takes measurements at the job site prior to manufacturing to account for any variation between the blueprints and the actual framed house. We fabricate box stairs based on these measurements. Curved stairs are typically a more customized product and require additional designing, which is done using a computer assisted design program.

Custom Millwork.  Our manufactured custom millwork consists primarily of synthetic exterior trim, custom windows, features and box columns that we sell under the Synboard brand name. Synboard requires no ongoing maintenance as compared to wood exterior trim products that require periodic caulking and painting. Synboard products are sold throughout our company and are manufactured at three locations.

We sand, cut and shape sheets of 4 foot by 18 or 20 foot Celuka-blown, extruded PVC (“Synboard”) to produce the desired product. We produce exterior trim boards by cutting the Synboard into the same industry-standard dimensions used for wood-based exterior trim boards. We form exterior features by assembling pieces of Synboard and other PVC-based moldings that have been cut, heated and bent over forms to achieve the desired shape. For custom windows, we build the frame from Synboard and glaze the glass into place. We fabricate box columns from sections of PVC that are cut on a 45 degree angle and mitered together.

Windows.  We manufacture a full line of traditional aluminum and vinyl windows at an approximately 200,000 square foot manufacturing facility located in Houston, Texas. The process begins by purchasing aluminum and vinyl lineal extrusions. We cut these extrusions to size and join them together to form the window frame and sash. We then purchase sheet glass and cut it to size. We combine two pieces of identically shaped glass with a sealing compound to create a glass unit with improved insulating capability. We then insert the sealed glass unit and glaze it into the window frame and sash. The unit is completed when we install a balance to operate the window and add a lock to secure the window in a closed position.

Pre-hung Doors.  We pre-hang interior and exterior doors at many of our locations. We insert door slabs and pre-cut door jambs into a door machine, which bores holes into the doors for the door hardware and applies the jambs and hinges to the door slab. We then apply the casing that frames interior doors at a separate station. Exterior doors do not have a casing, and instead may have sidelights applied to the sides of the door, a transom attached over the top of the door unit and a door sill applied to the threshold.

COMPETITION

We compete in the Pro Segment of the U.S. residential new construction building products supply market. According to the National Association of Home Builders, the single family residential construction market was an estimated $413.2 billion in 2006. The Pro Segment of this market consists predominantly of small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations, most of which have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. The Pro Segment remains fragmented due to its overall size, the diversity of the target customer market, and variations in local building preferences and practices. There are only 10 building products suppliers in the Pro Segment that generate over $1 billion in sales according to ProSales magazine’s 2006 ProSales 100 list. Our largest competitors in our markets are 84 Lumber Co. (a privately held company), Stock Building Supply (a unit of U.K.-based Wolseley, plc), and Pro-Build Holdings, Inc. (a privately held company, formerly Strober Organization).

We focus on a distinctly different target market than the home center retailers such as The Home Depot and Lowe’s, who currently primarily serve do-it-yourself and professional remodeling customers. By contrast, our customers consist of professional homebuilders and those that provide construction services to them, with whom we develop strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turn-key framing and shell construction, as well as prefabricated components and installation. Though some of our competitors may have access to greater resources than do we, we believe our geographic scope and the breadth of our product and service offerings position us well to meet the needs of our customers and retain an advantage over such competitors. In addition, our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

Due in part to our long-standing customer relationships, local market knowledge and competitive pricing, we believe we have substantial competitive advantages over the small, privately owned companies with which we primarily compete. According to 2006 U.S. Census data, we have operations in 22 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits, and approximately 53% of U.S. housing permits were issued in states in which we operate.

EMPLOYEES

At December 31, 2006, we had approximately 5,900 employees, none of whom were represented by a union. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our primary enterprise resource planning (“ERP”) system, which we use for operations representing 68% of our sales, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in changing product cost environments. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment. We also operate a legacy ERP system for operations representing 32% of our sales. This system allows us to effectively manage the business and deliver outstanding customer service, but lacks several of the enhancements we have made to our primary system. Accordingly, we are in the process of migrating our remaining operations from the legacy system to our primary system.

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

We have developed a proprietary program for use in our component plants. This software reviews product designs for errors, schedules the plants and provides the data used to measure plant efficiency. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in analyzing blueprints to generate material lists, configure kitchen cabinet orders to submit to manufacturers and purchase lumber products at the lowest cost.

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

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our Web site under the links to “SEC Filings.” Our Internet address is www.bldr.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our Web site at the same location. We are not including this or any other information on our Web site as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings. In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer and Director, age 67.  Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. From 2001 until October 2006, he also served as President of the company. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York, and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

Kevin P. O’Meara, President and Chief Operating Officer, age 42.  Mr. O’Meara is a co-founder of the company. At the inception of the company, he served as the Chief Financial Officer. Mr. O’Meara was promoted to Senior Vice President and Chief Operating Officer in May 2000 and served as such until his appointment as President and Chief Operating Officer in October 2006. Prior to co-founding the company, Mr. O’Meara served as Vice President, Strategic Planning and Business

Development at Fibreboard Corporation. He worked three years in the Dallas office of Bain & Company, a strategic management consulting firm. He also worked six years at two private investment firms. Mr. O’Meara is a C.P.A. and has a B.A. (economics) and a B.B.A. (accounting) from Southern Methodist University and an M.B.A. from Harvard Business School.

Charles L. Horn, Senior Vice President and Chief Financial Officer, age 46.  Mr. Horn joined the company in May 1999 as Vice President — Finance and Controller. He was promoted to Chief Financial Officer in May 2000. Prior to joining the company, Mr. Horn served in a variety of positions at Pier One Imports, most recently as Vice President and Treasurer. Prior to Pier One, he served as Vice President Finance/Chief Financial Officer of Conquest Industries. Mr. Horn also has seven years of public accounting experience with PriceWaterhouse. Mr. Horn is a C.P.A. and received his B.B.A. degree from Abilene Christian University and an M.B.A. from the University of Texas at Austin.

Donald F. McAleenan, Senior Vice President and General Counsel, age 52.  Mr. McAleenan is a co-founder of the company and serves as General Counsel. Prior to co-founding the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 64.  Mr. Tolly was promoted to the position of Senior Vice President of Operations of the company on January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President — Southeast Group with responsibility for 48 locations

Frederick B. Schenkel, Vice President — Manufacturing, age 57.  Mr. Schenkel joined the company in 1998 when the company acquired Builders Supply and Lumber from Pulte Home Corporation. He became Vice President of the Corporation in 1999 and was promoted to Vice President, Manufacturing in 2002. Mr. Schenkel has more than 30 years of experience managing manufacturing facilities in the industry and, before joining BSL, held such positions as manufacturing manager for The Ryland Group, Inc., Vice President of Manufacturing for Diversified Homes Corporation of Maryland, and plant manager for Regional Building Systems, Inc. Mr. Schenkel holds a B.A. in accounting from Saint Bonaventure University.

Item 1A.	Risk Factors

Risks associated with our business, an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, Web sites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or operating results. We may not succeed in addressing these challenges and risks.

The industry in which we operate is dependent upon the homebuilding industry, the economy, and other important factors.

The building products supply industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence, supply and demand for housing stock, foreclosure rates and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized sub-contractors, and shortages of materials. In addition, the homebuilding industry is subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse impact on our financial condition, operating results and cash flows.

There was a significant downturn in the homebuilding industry during 2006, with housing activity in our markets declining by approximately 14.2% from 2005. This downturn has continued into 2007. There can be no assurance as to the timing or strength of any future recovery in housing activity in our markets.

The building supply industry is cyclical and seasonal.

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows. The current housing downturn may result in a prolonged period of relatively low market prices for wood products. Our lumber & lumber sheet goods product category represented 32.0% of total sales in the year ended December 31, 2006. We have no ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction activity in the first and fourth quarters in our markets. To the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the markets in which we operate, our business may be adversely affected. We anticipate that fluctuations from period to period will continue in the future.

Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results and cash flows.

Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, operating results and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our delayed ability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

The loss of any of our significant customers could affect our financial health.

Our 10 largest customers generated approximately 25.8% of our sales in the year ended December 31, 2006, and our largest customer accounted for less than 5.0% of our sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at current levels. Production homebuilders and other customers may: (i) seek to purchase some of the products that we currently sell directly from manufacturers, (ii) elect to establish their own building products manufacturing and distribution facilities, or (iii) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. In addition, continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

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

Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

We are subject to competitive pricing pressure from our customers.

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their increasing market share and their ability to leverage such market share in the highly fragmented building products supply industry. The current housing industry downturn has resulted in increased pricing pressures from production homebuilders. In addition, continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2006, our funded debt was $314.9 million, of which $39.9 million was outstanding under our senior secured credit facility and $275.0 million of which was second priority senior secured floating rate notes due in 2012.

As of December 31, 2006, $114.9 million of our debt was at a variable interest rate. In the event that interest rates rise, our interest expense would increase. However, we utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding at December 31, 2006, a 1.0% increase in interest rates would result in approximately $1.1 million of additional interest expense annually.

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

In addition, some of our debt instruments, including those governing our senior secured credit facility and our notes, contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

We may incur additional indebtedness.

We may incur additional indebtedness under our senior secured credit facility, which provides for up to $110.0 million of revolving credit borrowings. As of December 31, 2006, the available borrowing capacity of the revolver totaled $106.6 million after being reduced by outstanding letters of credit under the revolver of approximately $3.4 million. We also have $15.0 million in outstanding letters of credit under the pre-funded letter of credit facility. In addition, we may be able to incur substantial additional indebtedness in the future, including secured debt, subject to the restrictions contained in the credit agreement governing our senior secured credit facility and the indenture relating to our notes (unless these instruments were restructured). If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

In addition, our senior secured credit facility requires us to meet specified financial ratios. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing our notes and the senior secured credit facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these covenants, including those contained in our senior secured credit facility and the indenture governing our notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 5 to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. If we close a facility, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Our obligation to continue making rental payments in respect of leases for closed facilities could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing a facility, even during the time of relocation, will reduce the sales that the facility would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated facility may not equal the revenue and profit generated at the existing one.

The ownership position of affiliates of JLL Partners and Warburg Pincus LLC limits other stockholders’ ability to influence corporate matters.

Affiliates of JLL Partners and Warburg Pincus LLC control Building Products, LLC, which owns approximately 50% of our outstanding common stock. Six of our 10 directors are employees of either JLL Partners or Warburg Pincus LLC. Accordingly, such affiliates of JLL Partners and Warburg Pincus LLC have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL Partners and Warburg Pincus LLC are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the senior secured credit facility, the terms of the indenture governing our notes, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

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

Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either quit or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan and growth strategy, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

The nature of our business exposes us to product liability and warranty claims and other legal proceedings.

We are involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, operating results and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other legal proceedings. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results and cash flows.

A range of factors may make our quarterly revenues and earnings variable.

We have historically experienced, and in the future will continue to experience, variability in revenues and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others: (i) the volatility of prices of lumber and wood products, (ii) the cyclical nature of the homebuilding industry, (iii) general economic conditions in the various local markets in which we compete, (iv) the pricing policies of our competitors, (v) the production schedules of our customers, and (vi) the effects of the weather. These factors, among others, make it difficult to project our operating results on a consistent basis, which may affect the price of our stock.

We may be adversely affected by any disruption in our information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our centralized financial reporting system currently draws data from our two ERP systems. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins or similar disruptions affecting the global internet. As part of our continuing integration of our computer systems, we plan to integrate our two ERPs into a single system. This integration may divert management’s attention from our core businesses. In addition, we may experience delays in such integration or problems with the functionality of the integrated system, which could increase the expected cost of the integration. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, operating results and cash flows.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We currently maintain a broad network of distribution and manufacturing facilities throughout the southern and eastern U.S. Any serious disruption to our facilities resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could seriously disrupt our ability to distribute products to our customers. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

We may be unable to successfully implement our growth strategy, which includes increasing sales of our prefabricated components and other value-added products, pursuing strategic acquisitions and opening new facilities.

Our strategy depends in part on growing our sales of prefabricated components and other value-added products and increasing our market share. If any of these initiatives are not successful, or require extensive investment, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability.

Our business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, a significant change in our business, the economy or the housing market, an unexpected decrease in our cash flow for any reason, or the requirements of our senior secured credit facility or the indenture governing the notes could result in an inability to obtain the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results and cash flows. In addition, although we have been successful in the past in integrating 25 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including difficulties integrating acquired personnel and other corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United

States Equal Employment Opportunity Commission, accounting standards issued by the Federal Accounting Standards Board or similar entities, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties which could adversely affect our financial condition, operating results and cash flows.

We are subject to potential exposure to environmental liabilities and are subject to environmental regulation.

We are subject to various federal, state and local environmental laws, ordinances and regulations. Although we believe that our facilities are in material compliance with such laws, ordinances, and regulations, as owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether we knew of or were responsible for such contamination. No assurance can be provided that remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of unknown environmental conditions or more stringent standards regarding existing residual contamination. More burdensome environmental regulatory requirements may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows.

We may be adversely affected by uncertainty in the economy and financial markets, including as a result of terrorism and the war in the Middle East.

Instability in the economy and financial markets, including as a result of terrorism and the war in the Middle East, may result in a decrease in housing starts, which would adversely affect our business. In addition, the war, related setbacks or adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results and cash flows. In addition, any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. Terrorist attacks similar to the ones committed on September 11, 2001, may directly affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results and cash flows.

Being a public company increases our administrative costs.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. Under the SEC rules and regulations, as well as those of NASDAQ Stock Market LLC, our financial compliance costs have increased. Such rules may also make it more difficult and more expensive to obtain director and officer liability insurance. We may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers. Our strategy depends in part upon reducing and controlling operating expenses and upon working capital and operating improvements. We cannot assure you that our efforts will continue to result in the level of profitability, cost savings or other benefits that we expect.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We have a broad network of distribution and manufacturing facilities in 13 states throughout the southern and eastern U.S. We have 68 distribution facilities and 59 manufacturing facilities in the following markets:

Alabama Auburn/Central Georgia Florida Bunnell Emerald Coast Jacksonville Orlando South Florida Tampa Georgia Atlanta Augusta Northern Georgia Indiana Indianapolis	Maryland/Virginia
Baltimore/Washington
Northeast Maryland

New Jersey
Northeast New Jersey

North Carolina
Charlotte
Fayetteville
High Point
Raleigh
Washington
Western North Carolina
Wilmington

Kentucky/Ohio
Ohio Valley	South Carolina Anderson/Seneca Charleston Columbia Florence Grand Strand Greenville Southeast South Carolina Tennessee Eastern Tennessee Knoxville Nashville Texas Dallas/Fort Worth San Antonio/Austin

Distribution centers typically include 15 to 25 acres of outside storage, a 60,000 square foot warehouse, 10,000 square feet of office space, and 30,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, windows and doors. The distribution centers are generally located in industrial areas with low cost real estate and easy access to freeways to maximize distribution efficiency and convenience. A majority of the distribution centers are situated on rail lines for efficient receipt of goods.

Our manufacturing facilities produce trusses, wall panels, engineered wood, stairs, windows, pre-hung doors and custom millwork. They are generally located on the same premises as our distribution facilities. Truss and panel manufacturing facilities vary in size from 30,000 square feet to 60,000 square feet with 8 to 10 acres of outside storage for lumber and for finished goods. Our window manufacturing facility in Houston, Texas has approximately 200,000 square feet.

We lease 67 facilities and own 24 facilities. These leases generally have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, generally based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or operating results.

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

Our common stock has been traded on the NASDAQ Stock Market LLC under the symbol “BLDR” since June 22, 2005. On February 28, 2007, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $18.02. The approximate number of stockholders of record of our common stock on that date was 124, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low

2006
First quarter	$26.21	$21.01
Second quarter	$24.94	$17.49
Third quarter	$20.52	$14.92
Fourth quarter	$18.68	$14.10
2005
June 22 to June 30	$16.75	$14.90
Third quarter	$23.30	$15.60
Fourth quarter	$23.60	$17.20

We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The terms of our senior secured credit facility and the indenture governing our notes currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources” contained in Item 7 in this annual report on Form 10-K.

Although we have not paid regular dividends in the past, we did pay a special cash dividend of $201.2 million, or $8.00 per share, to stockholders in connection with our February 2005 refinancing. We also paid a special cash dividend of $139.6 million, or $5.56 per share, to stockholders in February 2004.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the 18-month period in comparison to the cumulative total returns of the Russell 2000 index and the S&P Building Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from June 22, 2005 (the date we became a public company) to December 31, 2006.

	Builders	Russell	S&P Building
	FirstSource, Inc.	2000	Products

6/05	$100	$100	$100
6/05	105	104	99
7/05	130	110	105
8/05	131	108	100
9/05	145	109	101
10/05	127	105	90
11/05	129	110	92
12/05	138	110	95
1/06	162	120	91
2/06	154	119	97
3/06	147	125	103
4/06	140	125	102
5/06	134	118	100
6/06	132	119	98
7/06	113	115	88
8/06	98	119	93
9/06	99	120	93
10/06	102	126	96
11/06	108	130	98
12/06	115	130	102

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2006:

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares That May Yet
	Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs

October 1, 2006 — October 31, 2006	7,242	$16.01	—	—
November 1, 2006 — November 30, 2006	—	—	—	—
December 1, 2006 — December 31, 2006	—	—	—	—

Total	7,242	$16.01	—	—

The shares presented in the above table represent restricted stock tendered in order to meet minimum withholding tax requirements for shares vested.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2006 and 2005 and for the year ended December 31, 2004 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2004 and as of and for the years ended December 31, 2003 and 2002 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Statement of operations data:
Sales	$2,239,454	$2,337,757	$2,058,047	$1,675,093	$1,500,006
Gross margin	586,555	592,527	483,512	374,683	344,631
Selling, general and administrative expenses(1)	439,944	467,355	376,096	327,027	308,060
Impairment of goodwill	6,763	—	—	—	—
Income from operations	139,848	125,172	107,416	46,485	35,821
Interest expense, net(3)	28,718	47,227	24,458	11,124	12,055
Income from continuing operations before income taxes	111,130	77,945	82,958	34,741	21,546
Income from continuing operations	68,893	48,628	51,478	21,398	12,935
Net income (loss)	68,893	48,628	51,581	17,576	(9,549)
Income from continuing operations per share — basic(2)	$2.04	$1.67	$2.05	$0.85	$0.51
Income from continuing operations per share — diluted(2)	$1.91	$1.55	$1.93	$0.85	$0.51
Net income (loss) per share — basic(2)	$2.04	$1.67	$2.05	$0.70	$(0.38)
Net income (loss) per share — diluted(2)	$1.91	$1.55	$1.93	$0.70	$(0.38)
Weighted average shares outstanding — basic(2)	33,796	29,152	25,135	25,204	25,363
Weighted average shares outstanding — diluted(2)	36,039	31,428	26,714	25,252	25,411
Balance sheet data (end of period):
Cash and cash equivalents	$93,258	$30,736	$50,628	$5,585	$2,248
Total assets	748,515	724,407	697,011	622,128	530,965
Total debt (including current portion)	319,200	315,000	313,480	168,533	129,706
Stockholders’ equity	256,864	171,135	210,890	298,933	282,789
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$22,346	$19,131	$19,350	$20,187	$20,745
Capital expenditures (excluding acquisitions)	27,192	29,735	20,718	15,592	15,061
Special cash dividend per common share	$—	$8.00	$5.56	$—	$—

(1)	The years ended December 31, 2005 and 2004 include cash payments (including applicable payroll taxes) of $36.4 million and $0.4 million, respectively, made to stock option holders in lieu of adjusting exercise prices in conjunction with our refinancing transactions as discussed in Note 9 to our consolidated financial statements, included as Item 8 of this annual report. There were no similar payments for the years ended December 31, 2006, 2003 and 2002.

(2)	Reflects the impact of the 1-for-10 reverse stock split that occurred in May 2005 as discussed in Note 9 to our consolidated financial statements, included as Item 8 of this annual report.

(3)	Interest expense for the year ended December 31, 2005 included $15.5 million of expenses associated with our refinancing, initial public offering (“IPO”) and subsequent debt repayments as discussed in Note 8 to the consolidated financial statements included in Item 8 of this annual report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

OVERVIEW

We are a leading supplier and manufacturer of structural and related building products for residential new construction in the U.S. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. We also manufacture custom millwork and trim that we market under the Synboard brand name, and aluminum and vinyl windows. We also assemble interior and exterior doors into pre-hung units. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Prefabricated components consist of floor trusses, roof trusses, wall panels, stairs, and engineered wood. The windows & doors category is comprised of the manufacturing, assembly and distribution of windows and the assembly and distribution of interior and exterior door units. Lumber & lumber sheet goods include dimensional lumber, plywood and OSB products used in on-site house framing. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name. The other building products & services category is comprised of products such as cabinets, gypsum, roofing and insulation, and services such as turn-key framing, shell construction, design assistance, and professional installation of products, spanning all of our product categories.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. During 2006, many homebuilders significantly decreased their starts due to lower demand and an effort to work through excess home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our margins. Housing starts during the second half of 2006 deteriorated faster than we anticipated, and we see this challenging environment continuing through at least mid-2007 and potentially longer. In 2006, housing starts for our markets declined an estimated 14.2% compared to the same period in 2005. Many of our larger markets including Texas, Georgia and the Carolinas experienced year-over-year growth during the first half of 2006. However, beginning in the third quarter the decline in housing starts was widespread affecting all our markets. We still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current pullback in the housing industry is likely to be temporary. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components.

•	Increasing Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in their homes in order to realize increased efficiency and improved quality. Additionally, as the homebuilders seek to control their costs in this challenging environment, we believe they will want to partner with their more value-added suppliers in order to increase efficiency and improve quality in the homebuilding process. We believe this has helped us gain market share throughout this down cycle. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components. We believe the use of prefabricated components is a meaningful trend even though it represented a slightly smaller percentage of our total sales in 2006 when compared to 2005. This category was disproportionately affected by the housing decline as our operations in some of the weaker housing markets have a high concentration of manufactured product sales. In addition, lower prices for commodity lumber and lumber sheet goods had a negative impact on prefabricated component sales.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities. In 2006, we opened or acquired five distribution facilities and seven manufacturing facilities. New facilities generated incremental sales of approximately $28.2 million in 2006.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs. Our working capital and our selling, general and administrative expenses, both expressed as a percent of sales, have meaningfully declined since 2001.

In June 2005, we completed an IPO. As a public company, we have significant incremental legal, accounting and other expenses that we did not have as a private company. These include costs associated with SEC rules and regulations (such as periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002), NASDAQ rules and regulations, and director and officer liability insurance costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Fiscal 2006 began with robust housing starts, which annualized in excess of 2.0 million. Our infrastructure, capital-spend and staffing levels were geared to service this high level of housing activity. We also reported record results for the first and second quarters in line with the healthy operating environment. However, macroeconomic factors turned strongly against our industry during the second half of the year. The year ended with housing starts slightly over 1.6 million on an annualized basis, or 18% lower than at the beginning of the year. By the fourth quarter 2006, housing starts for our markets decreased 32% compared to the fourth quarter 2005. In addition, market prices for lumber and lumber sheet goods in fiscal 2006 were on average 19% lower than 2005. When the housing market began to deteriorate, we took a number of steps to maintain profitability and conserve capital. First, we effectively managed gross margin by continuing to migrate our product mix toward higher margin value-added products and by focusing on managing prices and controlling costs. Second, we adjusted our operating cost structure as housing demand began to fall. Third, we rapidly pulled back our capital spending paring over $10 million from our original plan. And fourth, we focused on growing sales by upgrading our sales force and expanding into other types of business, such as multi-family business.

While the homebuilding industry is currently in a down cycle, we still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Until housing demand becomes more predictable, we will manage our business day-to-day in order to meet customer needs. Despite the unfavorable operating conditions, we still believe we can continue to grow organically by gaining market share to outperform our underlying markets. We also believe we can continue to increase sales through new operations at a slightly higher pace than in 2006. However, given the current market weakness, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results and year-over-year comparisons through at least mid-2007 and potentially longer.

We believe our market leadership, financial strength and industry-leading scale afford us the ability to manage through the downturn and outperform our peers. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to avoid taking steps that will limit our ability to compete and create long-term shareholder value.

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

RECENT DEVELOPMENTS

Goodwill Impairment

One of our reporting units underperformed due to its specific business climate declining as housing activity softened and competitors gained market share. The carrying value of goodwill for this reporting unit was $17.4 million as of December 31, 2005. Since December 31, 2005, management has closely monitored trends in budget to actual results on a quarterly basis to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test.

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

During the three months ended September 30, 2006, the macroeconomic factors, primarily housing starts and market prices for lumber products, that drive the business changed significantly. As a result of these unfavorable operating conditions, we performed an interim impairment test in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2006. Based on an assessment as of September 30, 2006, management determined that the carrying value of goodwill for this reporting unit exceeded its estimated fair value and recorded a $6.8 million pre-tax impairment charge. Fair value was determined based on discounted cash flows. We will continue to monitor this reporting unit. Additional declines in housing activity for this and other reporting units could result in an additional impairment of the related goodwill.

Acquisitions

On April 28, 2006, we acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of $26.6 million (including certain adjustments). Of this amount, $6.1 million was allocated to customer relationships and $0.1 million was allocated to a non-compete agreement, which are being amortized over eight years and two years, respectively. In addition, $13.0 million was allocated to goodwill. Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows.

On November 3, 2006, we acquired the common stock of Waid Home Center, Inc. (“Waid”) for cash consideration of $8.8 million (including certain adjustments). Of this amount, $0.7 million was allocated to customer relationships and $0.3 million was allocated to a non-compete agreement, which are being amortized over eight years and five years, respectively. In addition, $3.4 million was allocated to goodwill. Based in Auburn, Alabama, Waid is a full-line building materials supplier. Its product offerings include: lumber, tools, windows, roofing, molding, paint, sheetrock and insulation.

These acquisitions were accounted for by the purchase method, and accordingly the operating results are included in our consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as these acquisitions are not material.

Adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R)

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value provisions for stock options in the statements of operations for the years ended December 31, 2005 and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, we will record expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. We utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated. We elected to use the short-cut method allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to determine the historical pool of windfall tax benefits. Prior to 2005, we utilized stock options for our stock-based incentive programs. As a result of SFAS 123(R), we anticipate using a combination of both stock options and restricted stock for grants under stock-based incentive programs.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2006	2005

Expected life	5.0 years	5.0 years
Expected volatility	40.9%	41.1%
Expected dividend yield	0.00%	0.00%
Risk-free rate	4.05%	4.16%

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

As a result of adopting SFAS 123(R), our results of operations for the year ended December 31, 2006 included compensation expense of $4.1 million ($2.6 million net of taxes). This reduced basic and diluted earnings per share by $0.08 and $0.07 for the year ended December 31, 2006, respectively. As of December 31, 2006, there was $9.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $11.9 million for the year ended December 31, 2006 represent $4.8 million of cash received from the exercise of stock options and $7.1 million related to the tax benefits of deductions in excess of the compensation cost recognized. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Cost of sales	73.8%	74.7%	76.5%

Gross margin	26.2%	25.3%	23.5%
Selling, general and administrative expenses	19.6%	20.0%	18.3%
Impairment of goodwill	0.3%	0.0%	0.0%

Income from operations	6.3%	5.3%	5.2%
Interest expense, net	1.3%	2.0%	1.2%
Income tax expense	1.9%	1.2%	1.5%
Income from discontinued operations, net of tax	0.0%	0.0%	0.0%

Net income	3.1%	2.1%	2.5%

2006 Compared with 2005

Fiscal 2006 began with robust housing starts, and we reported record results in the first and second quarters. Our infrastructure, capital spending and headcount were all geared to service the high level of housing activity. However, macroeconomic factors turned strongly against us in the second half of the year as both housing starts and commodity lumber and lumber sheet goods prices declined sharply on a year-over-year basis. In 2006, housing starts in our markets decreased approximately 14.2%, and market prices for lumber and lumber sheet goods were on average approximately 18.9% lower than 2005.

Despite the challenging operating environment, our sales decreased only 4.2% as market share gains and, to a lesser extent, sales from new operations partially offset the significant decline in housing starts and market prices for commodity lumber products. In addition, changes in our product mix were indicative of the building process. Currently, more houses are being finished than started, so lumber & lumber sheet goods and prefabricated components, both of which are tied to the beginning stages of building a house, experienced a sharper decline than our other categories, which in general are more closely tied to the end of the building process. Our gross margin dollars decreased primarily due to lower sales volume and lower lumber prices. However, our gross margin percentage improved due to favorable product mix, pricing management and lower raw material costs. Selling, general and administrative expenses decreased primarily due to a $36.4 million (including applicable payroll taxes) special cash payment made to stock option holders in 2005, which was partially offset by higher fuel costs as well as incremental costs related to being a public company.

Sales.  Sales for the year ended December 31, 2006 were $2,239.5 million, a 4.2% decrease from sales of $2,337.8 million for 2005. The following table shows sales classified by major product category (dollars in millions):

	2006		2005
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$463.7	20.7%	$491.9	21.0%	−5.7%
Windows & doors	470.5	21.0%	447.5	19.1%	5.1%
Lumber & lumber sheet goods	716.5	32.0%	849.9	36.4%	−15.7%
Millwork	204.4	9.1%	203.1	8.7%	0.6%
Other building products & services	384.4	17.2%	345.4	14.8%	11.3%

Total sales	$2,239.5	100.0%	$2,337.8	100.0%	−4.2%

Despite the sales declines experienced in prefabricated components and lumber & lumber sheet goods, we estimate that we grew market share in these categories. Overall, our sales were negatively impacted by the building process, as more houses were finished than started, and falling lumber prices, as customers actively responded to market conditions. In addition, sales of prefabricated components suffered due to the concentration of manufactured product sales in our Mid-Atlantic and Florida markets, which slowed substantially in 2006. For the lumber & lumber sheet goods category, our unit volume declined 6.4%

compared to an estimated 14.2% decline in housing starts in our markets while our prices declined 9.3%. This equates to $54.0 million and $79.4 million in sales declines due to unit volumes and price, respectively.

Our other product categories benefited from the building cycle producing a favorable change in product mix. Many products in these categories are tied to the end of the building process; and therefore, did not begin to experience the full negative impact of the decreased housing starts until the fourth quarter 2006. Windows & doors sales also benefited from our efforts to grow our manufactured windows. Sales growth for other building products & services was largely attributable to our focus on installation services. As our homebuilder customers downsize their operations, they have increasingly utilized our turn-key installation services.

Gross Margin.  Gross margin decreased $6.0 million, or 1.0%. The gross margin percentage increased from 25.3% in 2005 to 26.2% in 2006. The margin expansion was primarily driven by declining procurement prices, product mix and effective pricing management, resulting in higher margins for our prefabricated components and lumber & lumber sheet goods categories. If market conditions deteriorate and create increased competitive pressure, we may not be able to maintain these margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $27.4 million, or 5.9%. Fiscal year 2005 included a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) made to stock option holders in conjunction with our February 2005 refinancing. This payment was made in lieu of adjusting the exercise price of their options. Excluding the impact of this payment, salaries and benefits expense was essentially flat. We incurred an incremental $3.6 million of expenses related to upgrading our fleet. In addition, professional services fees increased $3.2 million, primarily related to services required in connection with being a public company, and fuel costs increased $1.8 million.

As a percent of sales, selling, general and administrative expenses decreased from 20.0% in 2005 to 19.6% in 2006. The aforementioned cash payment to stock option holders represented 1.6% of the 2005 percentage. Price deflation for commodity lumber products had a negative effect in 2006 of approximately 0.6%. In addition, the adoption of SFAS 123(R) increased 2006 by 0.2%. We began to implement cost saving initiatives in the third quarter 2006. However, some of these actions did not occur until late in the fourth quarter 2006, so we did not realize the full benefit of the cost saving initiatives.

Impairment of Goodwill.  In 2006, we recorded a $6.8 million impairment charge related to goodwill for one of our reporting units.

Interest Expense, net.  Interest expense was $28.7 million in 2006, a decrease of $18.5 million. The decrease was primarily attributable to prior year charges associated with our refinancing, IPO and subsequent debt repayments. These charges are summarized below (in thousands):

2005

Write-off of unamortized deferred debt issuance costs	$11,354
Financing costs incurred in conjunction with the February 2005 refinancing	2,425
Termination penalty resulting from prepayment of term loan under prior credit facility	1,700

$15,479

In addition, lower average debt levels during 2006 resulted in interest expense decreasing by approximately $5.8 million. Interest income increased $1.3 million due to higher cash balances. This was partially offset by approximately $4.3 million incremental interest expense due to higher interest rates. The remainder of the decrease was due to a reduction in deferred loan cost amortization related to repayments of long-term debt during the second half of 2005.

Provision for Income Taxes.  The effective combined federal and state tax rate increased from 37.6% in 2005 to 38.0% in 2006.

2005 Compared with 2004

During 2005, sales and gross margin grew for all product categories, as compared to 2004, particularly for our prefabricated components product category. In addition to favorable homebuilding activity in our geographic markets, we believe that market share gains were a primary contributor to our sales growth. These factors were partially offset by lower prices for lumber and lumber sheet goods and capacity constraints in several manufacturing operations due to increased demand. Our sales management initiatives, including incentive and training programs, enabled us to grow sales in all product categories at a faster rate than reported growth in residential housing starts during the same period. In addition, the growth rate for prefabricated components reflects our successful strategy of diversifying into more value-added product sales.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $467.4 million in 2005, an increase of $91.3 million, or 24.3%. In conjunction with our February 11, 2005 recapitalization, we made a $36.4 million cash payment (including applicable payroll taxes of $0.6 million) to stock option holders in lieu of adjusting the exercise price of their options. During 2004, we paid approximately $0.4 million to certain stock option holders whose exercise price could not be adjusted for the February 2004 special dividend. The remainder of the increase was largely due to a $38.0 million increase in salaries and benefits expense, primarily consisting of a $12.6 million increase in selling expenses, a $5.4 million increase in bonuses, and a 5.6% increase in headcount resulting from our strong operating performance in 2005. In addition, handling and delivery expenses increased $11.8 million, primarily for fuel costs, and professional services fees increased $2.8 million, primarily related to services required in connection with being a public company.

Interest Expense, net.  Interest expense was $47.2 million in 2005, an increase of $22.8 million. The increase was primarily attributable to charges associated with our refinancing, IPO and subsequent debt repayments. These charges are summarized below (in thousands):

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

Provision for Income Taxes.  The effective combined federal and state tax rate decreased from 37.9% in 2004 to 37.6% in 2005. Based on our improved profitability in certain states that allowed us to realize state net operating loss carryforwards in 2005 and projected profitability in future years, we reduced the related valuation allowance by $0.8 million in 2005. We also benefited from a tax deduction of approximately $0.5 million provided by the American Jobs Creation Act of 2004 for qualified production activities. These were partially offset by an increase in certain 2005 expenses not deductible for state tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs, meet required debt payments, to fund capital expenditures and acquisitions, and to pay dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. In addition, we completed our IPO in June 2005 and used the net proceeds, together with cash on hand, to repay a portion of our term loan. Based on our ability to generate cash flows from operations and our borrowing capacity under the revolver, we believe we will have sufficient capital to meet our anticipated short-term needs, including capital expenditures and debt obligations for the foreseeable future. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available.

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

In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, to retire debt as appropriate based upon market conditions and our desired liquidity and capital structure or to acquire complementary businesses when such opportunities become available.

Consolidated Cash Flows

Cash provided by operating activities decreased 4.4% in 2006 compared to 2005. The decrease was primarily driven by changes in working capital and was partially offset by improved profitability in 2006. Our working capital, primarily inventory, did not adjust as quickly as sales declined during the second half of 2006. In addition, our bonus expense and related accrual declined $12.3 million from 2005 as we achieved a lower percentage of our target bonus objectives than we did in 2005. We continue to be focused on working capital management and anticipate our inventory levels will adjust downward as we react to the declining market condition.

Cash provided by operating activities was $117.0 million in 2005 compared to $94.4 million in 2004. The increase in cash provided by operating activities was primarily driven by increased sales and improved profitability, but was significantly offset by a $36.4 million (including applicable payroll taxes) special cash payment made to stock option holders in 2005. This special payment was recorded as selling, general and administrative expense in 2005. Other net sources of cash were related to changes in working capital. Higher sales, accounts receivable and inventory levels were more than offset by our increased and ongoing focus on working capital management. We have increased our accounts payable days by working with our vendors to extend our payment terms. Our accounts receivable days have decreased, and our inventory turns have increased. In addition, our accrued liabilities increased primarily due to accrued bonus and income taxes resulting from our improved operating performance.

Cash used for investing activities increased $35.5 million in 2006 compared to 2005. The increase was largely due to the Freeport and Waid acquisitions. A slight decrease in capital expenditures was offset by decrease in proceeds from asset sales. When housing activity began to decline during the second half of 2006, we responded by reducing our capital spending by approximately $10.0 million from our original plan.

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

Net cash provided by financing activities was $11.5 million in 2006, primarily due to stock option exercises. During 2005 and 2004 net cash used by financing activities was $111.5 million and $30.7 million, respectively. Significant financing transactions during 2004 and 2005 included the following:

•	In February 2004, we entered into a senior secured credit agreement (“2004 Agreement”) and received proceeds of $315.0 million. We used the proceeds, together with cash on hand, to pay a special dividend to our stockholders of approximately $139.6 million, to pay transaction costs associated with the 2004 Agreement of $11.1 million and to retire the existing debt facility of $168.3 million.

•	In February 2005, we recapitalized the company by entering into a senior secured credit agreement (“2005 Agreement”) and issuing second priority senior secured floating rate notes. We received gross proceeds of $225.0 million and $275.0 million from these two transactions, respectively. We used the proceeds, together with cash on hand, to retire $313.3 million of the 2004 Agreement, to pay a special cash dividend of $201.2 million to stockholders, to make a special cash payment of $36.4 million to stock option holders, to pay $21.1 million of expenses related to the refinancing, and to pay a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement.

•	In June 2005, we completed our IPO, and received net proceeds of $109.0 million. We used the net proceeds from the IPO and cash generated from operations to repay $135.0 million of our term loan under the 2005 Agreement.

•	During the second half of 2005, we used cash generated from operations to repay $50.0 million of our term loan under the 2005 Agreement.

There was no material change in book overdrafts during 2006 and 2005 compared to a decrease of $24.8 million in 2004, reflecting the timing of disbursements at period end.

Capital Resources

On February 11, 2005, we entered into the 2005 Agreement, which was initially comprised of a $225.0 million six-and-a-half year term loan, a $110.0 million five-year revolver and a $15.0 million pre-funded letter of credit facility available at any time during the six-and-a-half year term.

In June 2005, we completed our IPO and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. During the second half of 2005, we repaid an additional $50.0 million of the term loan. These repayments permanently reduced the borrowing capacity under the term loan to $40.0 million; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. At December 31, 2006, the available borrowing capacity of the revolver totaled $106.6 million after being reduced by outstanding letters of credit under the revolver of approximately $3.4 million. We also have $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility.

Interest rates on loans under the 2005 Agreement are based on the base rate of interest determined by the administrative agent rate or LIBOR (plus a margin, based on leverage ratios, which is 0.75% for base rate revolving loans and 2.50% for term loans), to be determined at our option at the time of borrowing. A variable commitment fee (currently 0.375%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at December 31, 2006 for borrowings under the 2005 Agreement was 7.87%.

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

On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes due in 2012. Interest accrues on the floating rate notes at a rate of LIBOR plus 4.25% and is payable quarterly in arrears. The LIBOR rate is reset at the beginning of each quarterly period. At any time on or after February 15, 2007, we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control (as defined in the indenture), we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. We completed an exchange offer in 2005. As a result, the notes are registered under the Securities Act.

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

The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At December 31, 2006, the fair value of the interest rate swaps was a receivable of $3.2 million. The weighted-average interest rate at December 31, 2006 for the floating rate notes was 8.68%, including the effect of the interest rate swaps.

Long-term debt consisted of the following as of December 31:

	2006	2005
	(In thousands)

Term loan	$39,898	$40,000
Floating rate notes	275,000	275,000
Other long-term debt*	4,302	—

	319,200	315,000
Less: current portion of long-term debt	442	102

Total long-term debt	$318,758	$314,898

*	We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe that this trend will continue given our existing facilities, our current acquisition strategy and our product portfolio and anticipated market conditions going forward. Capital expenditures decreased slightly in 2006 compared to 2005. When housing activity began to decline during the second half of

2006, we responded by reducing our capital spending by approximately $10.0 million from our original plan. We anticipate that housing conditions will continue to be difficult in 2007. As a result, we expect our 2007 capital expenditures to be lower and range from $14 million to $16 million. Consistent with previous spending patterns, we anticipate future capital expenditures will focus primarily on expanding our value-added product offerings such as prefabricated components.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations of the company as of December 31, 2006 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4 years	5 years	After 5 years

Long-term debt	$319,200	$442	$1,350	$38,326	$275,057	$4,025
Operating leases	199,387	44,018	87,689	16,923	11,665	39,092
Interest on long-term debt(1)	154,290	28,202	90,684	28,950	3,679	2,775

Total contractual cash obligations	$672,877	$72,662	$179,723	$84,199	$290,401	$45,892

(1)	Interest based on LIBOR rate of 5.36% at February 12, 2007. Interest on long-term debt reflects two interest rate swap agreements effective through May 2008. Actual interest may differ from the amounts presented above based on LIBOR fluctuations.

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at December 31, 2006. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $13.8 million as of December 31, 2006.

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

Impairment of Long-Lived Assets.  Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Our judgment regarding the existence of impairment indicators is based on market and operational performance. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We use internal cash flow estimates, quoted market prices when available and independent appraisals as appropriate to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset.

Goodwill.  Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2006, our goodwill balance was $173.8 million, representing 23.2% of our total assets.

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

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for stock-based employee compensation awards under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005 and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. Accordingly, we recorded expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. We utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated.

Calculating stock-based compensation expense requires the input of highly subjective assumptions. We determine the fair value or minimum value (for options granted prior to 2005) of each option grant using the Black-Scholes option-pricing model. Specific inputs to the model include: the expected life of the stock-based awards, stock price volatility, dividend yield and risk-free rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of FIN 48 is not yet complete, we do not anticipate that the implementation will have a material impact on retained earnings at the time of adoption.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is effective for us beginning January 1, 2007. We do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. We initially applied the provisions of SAB 108 in connection with the preparation of our consolidated financial statements for the year ending December 31, 2006. The initial application of SAB 108 did not affect our consolidated financial statements for the year ending December 31, 2006.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We do not anticipate the application of SFAS 157 to have a material effect on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at December 31, 2006, a 1.0% increase in interest rates would result in approximately $1.1 million of additional interest expense annually.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Builders FirstSource, Inc.:

We have completed an integrated audit of Builders FirstSource Inc.’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Freeport Truss Company, Freeport Lumber Company, and Waid Home Center, Inc. from its assessment of internal control over financial reporting as of December 31, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded Freeport Truss Company, Freeport Lumber Company, and Waid Home Center, Inc. from our audit of internal control over financial reporting. These acquired entities represented combined total assets and combined total sales of $39.5 million and $19.2 million, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 12, 2007

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Sales	$2,239,454	$2,337,757	$2,058,047
Cost of sales	1,652,899	1,745,230	1,574,535

Gross margin	586,555	592,527	483,512
Selling, general and administrative expenses	439,944	467,355	376,096
Impairment of goodwill	6,763	—	—

Income from operations	139,848	125,172	107,416
Interest expense, net	28,718	47,227	24,458

Income from continuing operations before income taxes	111,130	77,945	82,958
Income tax expense	42,237	29,317	31,480

Income from continuing operations	68,893	48,628	51,478
Income from discontinued operations (net of income tax expense of $56)	—	—	103

Net income	$68,893	$48,628	$51,581

Income from continuing operations and net income per share:
Basic	$2.04	$1.67	$2.05

Diluted	$1.91	$1.55	$1.93

Weighted average common shares outstanding:
Basic	33,796	29,152	25,135

Diluted	36,039	31,428	26,714

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$93,258	$30,736
Accounts receivable, less allowances of $6,292 and $6,135 for 2006 and 2005, respectively	196,658	237,695
Inventories	122,015	149,397
Deferred income taxes	18,166	17,719
Other current assets	10,214	7,034

Total current assets	440,311	442,581
Property, plant and equipment, net	109,777	99,862
Goodwill	173,806	163,030
Intangible assets, net	7,855	25
Other assets, net	16,766	18,909

Total assets	$748,515	$724,407

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$84,944	$127,998
Accrued liabilities	59,329	83,572
Current maturities of long-term debt	442	102

Total current liabilities	144,715	211,672
Long-term debt, net of current maturities	318,758	314,898
Deferred income taxes	15,173	12,333
Other long-term liabilities	13,005	14,369

	491,651	553,272
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 34,832 and 32,998 shares issued and outstanding at December 31, 2006 and 2005, respectively	345	330
Additional paid-in capital	127,630	111,979
Unearned stock compensation	—	(1,087)
Retained earnings	126,974	58,081
Accumulated other comprehensive income	1,915	1,832

Total stockholders’ equity	256,864	171,135

Total liabilities and stockholders’ equity	$748,515	$724,407

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$68,893	$48,628	$51,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,346	19,131	19,350
Impairment of goodwill	6,763	—	—
Amortization of deferred loan costs	2,623	16,568	3,986
Deferred income taxes	(1,699)	(2,757)	2,125
Bad debt expense	631	1,470	3,101
Stock compensation expense	4,127	73	—
Non-cash gain from discontinued operations	—	—	(159)
Net loss (gain) on sales of assets	14	(440)	(537)
Changes in assets and liabilities:
Accounts receivable	50,098	(15,923)	(9,357)
Inventories	31,308	(11,539)	(15,306)
Other current assets	(3,065)	(194)	372
Other assets and liabilities	2,975	337	1,469
Accounts payable	(47,631)	33,620	28,600
Accrued liabilities	(25,536)	28,003	9,160

Net cash provided by operating activities	111,847	116,977	94,385

Cash flows from investing activities:
Purchases of property, plant and equipment	(27,192)	(29,735)	(20,718)
Proceeds from sale of property, plant and equipment	1,702	4,321	2,046
Acquisitions, net of cash acquired	(35,378)	—	—

Net cash used in investing activities	(60,868)	(25,414)	(18,672)

Cash flows from financing activities:
Net payments under revolving credit facilities	—	—	(68,900)
Proceeds from credit agreement	—	225,000	315,000
Proceeds from issuance of floating rate notes	—	275,000	—
Payments on long-term debt	(132)	(498,480)	(101,153)
Deferred loan costs	(100)	(21,558)	(11,128)
Net proceeds from initial public offering	—	109,006	—
Payment of dividend	—	(201,186)	(139,592)
Exercise of stock options	11,891	783	38
Repurchase of common stock	(116)	—	(351)
Collection of stock purchase loans	—	—	196
Book overdrafts	—	(20)	(24,780)

Net cash provided by (used in) financing activities	11,543	(111,455)	(30,670)

Net increase (decrease) in cash and cash equivalents	62,522	(19,892)	45,043
Cash and cash equivalents at beginning of period	30,736	50,628	5,585

Cash and cash equivalents at end of period	$93,258	$30,736	$50,628

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Stock		Accumulated
			Additional Paid		Purchase		Other
	Common Stock		in	Unearned Stock	Loans	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Receivable	Earnings	Income	Total
	(In thousands, except share amounts)

Balance at December 31, 2003	25,155,856	$252	$252,029	$—	$(196)	$46,848	$—	$298,933
Exercise of stock options, including tax benefit associated with the exercise of stock options	27,372	—	123	—	—	—	—	123
Repurchase of common stock	(35,015)	(1)	(350)	—	—	—	—	(351)
Cash dividend	—	—	(91,589)	—	—	(48,003)	—	(139,592)
Collection of stock purchase loans	—	—	—	—	196	—	—	196
Net income	—	—	—	—	—	51,581	—	51,581

Balance at December 31, 2004	25,148,213	251	160,213	—	—	50,426	—	210,890
Initial public offering of common stock	7,500,000	75	108,931	—	—	—	—	109,006
Issuance of restricted stock	56,507	1	1,159	(1,160)	—	—	—	—
Stock compensation expense	—	—	—	73	—	—	—	73
Exercise of stock options, including tax benefit associated with the exercise of stock options	292,844	3	1,889					1,892
Cash dividend	—	—	(160,213)	—	—	(40,973)	—	(201,186)
Comprehensive income:
Net income	—	—	—	—	—	48,628	—	48,628
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	—	1,832	1,832

Total comprehensive income								50,460

Balance at December 31, 2005	32,997,564	330	111,979	(1,087)	—	58,081	1,832	171,135
Issuance of restricted stock	310,723	—	—	—	—	—	—	—
Stock compensation expense	—	—	4,994	—	—	—	—	4,994
Exercise of stock options, including tax benefit associated with the exercise of stock options	1,531,039	15	11,860	—	—	—	—	11,875
Repurchase of common stock	(7,242)	—	(116)	—	—	—	—	(116)
Reverse unearned compensation related to restricted stock	—	—	(1,087)	1,087	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	68,893	—	68,893
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	—	83	83

Total comprehensive income								68,976

Balance at December 31, 2006	34,832,084	$345	$127,630	$—	$—	$126,974	$1,915	$256,864

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of structural and related building products for residential new construction in the United States. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

We manage our business as three regional operating groups — Atlantic, Southeast and Central. We serve 34 markets in 13 states, principally in the southern and eastern United States. According to 2006 U.S. Census data, approximately 53% of U.S. housing permits were issued in states in which we operate. We have 68 distribution centers and 59 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.

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

Sales Recognition

We recognize sales of building products upon delivery to the customer. For contracts with service elements, sales are generally recognized on the completed contract method as these contracts are usually completed within 30 days. Contract costs include all direct material and labor, equipment costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and all highly liquid investments with an original maturity date of three months or less.

Financial Instruments

We use financial instruments in the normal course of business as a tool to manage our assets and liabilities. We do not hold or issue financial instruments for trading purposes.

The carrying amounts of our financial instruments, including accounts receivable and accounts payable approximate fair value due to their short-term nature. Based on the variability of interest rates, management believes the carrying value of long-term debt approximates fair value at December 31, 2006 and 2005.

We entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006 and 2005, the fair value of the interest rate swaps was a receivable of $3.2 million and $3.1 million, respectively.

Accounts Receivable

We extend credit to qualified professional homebuilders and contractors, generally on a non-collateralized basis. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current economic conditions that may affect the borrower’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

Accounts receivable consisted of the following at December 31:

	2006	2005
	(In thousands)

Trade receivables	$182,167	$228,922
Other	20,783	14,908

Accounts receivable	202,950	243,830
Less: allowance for returns and doubtful accounts	6,292	6,135

Accounts receivable, net	$196,658	$237,695

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

Our arrangements with vendors provide for rebates of a specified amount of consideration, payable when certain measures, generally related to a stipulated level of purchases, have been achieved. We account for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time, such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year we estimate the amount of the rebates based upon the expected level of purchases. We continually revise these estimates based on actual purchase levels.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and aggregated $97.3 million, $96.6 million and $80.2 million in 2006, 2005 and 2004, respectively.

Income Taxes

We account for income taxes utilizing the liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes are recorded to reflect consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable earnings. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Expense

We have warranty obligations with respect to most manufactured products; however, the liability for the warranty obligations is not significant as a result of third-party inspection and acceptance processes.

Deferred Loan Costs

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt using the effective interest rate method for our term notes and the straight-line method for our revolving credit facility and non-amortizing floating rate notes. Amortization of deferred loan costs is included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, or EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements. We adjust debt issuance costs as necessary based on the results of this evaluation.

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

We periodically evaluate the commercial and strategic operation of the land, related buildings and improvements of our facilities. In connection with these evaluations, some facilities may be consolidated, and others may be sold or leased. Net gains or losses related to the sale of real estate and equipment are recorded as selling, general and administrative expenses.

We capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The net carrying value of internal use software costs was $2.4 million and $0.7 million as of December 31, 2006 and 2005, respectively. These costs are included in furniture and fixtures in Note 3 and are amortized on a straight-line basis over a period of three years.

Long-Lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, generally the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change.

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. Provisions for losses are developed from valuations that rely upon our past claims

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

experience, which considers both the frequency and settlement of claims. We discount our workers’ compensation liability based upon estimated future payment streams at our risk-free rate.

Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 2.6 million, 4.2 million and 4.5 million for 2006, 2005 and 2004, respectively. Weighted average shares outstanding for 2006 and 2005 have also been adjusted for 348,000 and 57,000 shares of restricted stock, respectively. Options to purchase 536,000 and 36,000 shares of common stock were not included in the computations of diluted EPS in 2006 and 2005 because their effect was anti-dilutive. There were no options excluded in 2004 because their effect was anti-dilutive. There were no restricted stock shares excluded from the computations of diluted EPS in 2006, 2005 and 2004 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2006	2005	2004
	(In thousands)

Weighted average shares for basic EPS	33,796	29,152	25,135
Dilutive effect of stock awards and options	2,243	2,276	1,579

Weighted average shares for diluted EPS	36,039	31,428	26,714

Goodwill and Other Intangible Assets

Intangibles subject to amortization

We recognize an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Impairment losses are recognized if the carrying value of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its estimated fair value.

Goodwill

We recognize goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value (see Note 5). No impairment existed as of December 31, 2006 or 2005.

Stock-based Compensation

We have two stock-based employee compensation plans (“Plans”), which are described more fully in Note 10. We issue new common stock shares upon exercises of stock options and grants of restricted stock. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005 and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, we recorded expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which will be expensed over the requisite service (i.e., vesting) periods. We utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated. We elected

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to use the short-cut-method allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards to determine the historical pool of windfall tax benefits.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2006	2005

Expected life	5.0 years	5.0 years
Expected volatility	40.9%	41.1%
Expected dividend yield	0.00%	0.00%
Risk-free rate	4.05%	4.16%

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

As a result of adopting SFAS 123(R), our results of operations for the year ended December 31, 2006 included compensation expense of $4.1 million ($2.6 million net of taxes). This reduced basic and diluted earnings per share by $0.08 and $0.07 for the year ended December 31, 2006, respectively.

Prior to the adoption of SFAS 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of stockholders’ equity and subsequently amortized to compensation expense over the vesting period of the awards. All unamortized unearned compensation at January 1, 2006 was reclassified to the appropriate equity accounts.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Financing cash inflows of $11.9 million for the year ended December 31, 2006 represent $4.8 million of cash received from the exercise of stock options and $7.1 million related to the tax benefits of deductions in excess of the compensation cost recognized. The excess tax benefits classified as financing cash inflows would have been classified as operating cash inflows prior to the adoption of SFAS 123(R).

No pro forma disclosure is included for the years ended December 31, 2005 and 2004. For options granted prior to 2005, we used the minimum value method for pro forma disclosure purposes under SFAS 123. These options were granted under the 1998 Stock Incentive Plan (“1998 Plan”). In accordance with SFAS 123(R), no expense will be recorded for these options. The pro forma compensation cost for fair value options granted subsequent to our initial public offering in 2005 was immaterial.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax — an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact of FIN 48 is not yet complete, we do not anticipate that the implementation will have a material impact on retained earnings at the time of adoption.

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 is

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for us beginning January 1, 2007. We do not believe the adoption of EITF 06-3 will have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires quantification of financial statement misstatements based on the effects of the misstatements on each of a company’s financial statements and the related financial statement disclosures. We initially applied the provisions of SAB 108 in connection with the preparation of our consolidated financial statements for the year ending December 31, 2006. The initial application of SAB 108 did not affect our consolidated financial statements for the year ended December 31, 2006.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We do not anticipate the application of SFAS 157 to have a material effect on our consolidated financial statements.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. The change in fair value of interest rate swaps is the only item impacting our accumulated other comprehensive income of $1.9 million and $1.8 million (net of income taxes of $1.3 million and $1.3 million) as of December 31, 2006 and 2005, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2006	2005
	(In thousands)

Land	$16,800	$12,896
Buildings and improvements	65,714	52,733
Machinery and equipment	103,636	93,664
Furniture and fixtures	31,754	28,288
Construction in progress	4,171	12,499

Property, plant and equipment	222,075	200,080
Less: accumulated depreciation	112,298	100,218

Property, plant and equipment, net	$109,777	$99,862

Depreciation expense relating to continuing operations was $21.1 million, $19.0 million and $19.2 million, of which $7.9 million, $6.6 million and $5.1 million was included in cost of sales, in 2006, 2005 and 2004, respectively.

4.	Acquisitions

On April 28, 2006, we acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of $26.6 million (including certain adjustments). Of this amount, $6.1 million was allocated to customer relationships and $0.1 million was allocated to a non-compete agreement, which are being amortized over eight years and two years, respectively. In addition, $13.0 million was allocated to goodwill. Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 3, 2006, we acquired the common stock of Waid Home Center, Inc. (“Waid”) for cash consideration of $8.8 million (including certain adjustments). Of this amount, $0.7 million was allocated to customer relationships and $0.3 million was allocated to a non-compete agreement, which are being amortized over eight years and five years, respectively. In addition, $3.4 million was allocated to goodwill. Based in Auburn, Alabama, Waid is a full-line building materials supplier. Its product offerings include: lumber, tools, windows, roofing, molding, paint, sheetrock and insulation.

These acquisitions were accounted for by the purchase method, and accordingly the results of operations are included in our consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as these acquisitions are not material.

5.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 were as follows:

	2006	2005
	(In thousands)

Balance at beginning of year	$163,030	$163,030
Acquisitions and other purchase price adjustments	17,539	—
Impairment of goodwill	(6,763)	—

Balance at end of year	$173,806	$163,030

During 2006, the company recorded a $1.1 million adjustment to goodwill related to a prior year acquisition.

One of our reporting units underperformed due to its specific business climate declining as housing activity softened and competitors gained market share. The carrying value of goodwill for this reporting unit was $17.4 million as of December 31, 2005. Since December 31, 2005, management has closely monitored trends in budget to actual results on a quarterly basis to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test.

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

During the three months ended September 30, 2006, the macroeconomic factors, primarily housing starts and market prices for lumber products, that drive the business changed significantly. As a result of these unfavorable operating conditions, we performed an interim impairment test in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2006. Based on an assessment as of September 30, 2006, management determined that the carrying value of goodwill for this reporting unit exceeded its implied fair value and recorded a $6.8 million pre-tax impairment charge. Fair value was determined based on discounted cash flows. We will continue to monitor this reporting unit.

6.	Intangible Assets

The following table presents intangible assets as of December 31:

	2006		2005
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)

Customer relationships	$6,848	$(516)	$—	$—
Non-compete agreements	2,235	(712)	75	(50)

Total intangible assets	$9,083	$(1,228)	$75	$(50)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to non-compete agreements arising from acquisitions, the company entered into a non-compete agreement with a former employee during 2006. This agreement was valued at $1.8 million, and a portion was recorded as additional paid-in capital due to the acceleration of stock options. During the years ended December 31, 2006, 2005 and 2004, we recorded amortization expense in relation to the above-listed intangible assets of $1.3 million, $0.1 million and $0.2 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (in thousands):

2007	$1,872
2008	1,165
2009	924
2010	924
2011	918

7.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2006	2005
	(In thousands)

Accrued payroll and other employee related expenses	$27,384	$40,527
Accrued taxes	8,380	19,715
Insurance self-retention reserves	10,392	12,560
Accrued interest	3,832	3,584
Advances from customers	1,067	786
Other	8,274	6,400

Total accrued liabilities	$59,329	$83,572

8.	Long-Term Debt

Long-term debt consisted of the following at December 31:

	2006	2005
	(In thousands)

Term loan	$39,898	$40,000
Floating rate notes	275,000	275,000
Other long-term debt	4,302	—

	319,200	315,000
Less: current portion of long-term debt	442	102

Total long-term debt	$318,758	$314,898

2005 Senior Secured Credit Agreement

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

In June 2005, we completed an initial public offering of our common stock (“IPO”) and used the net proceeds as well as cash generated from operations to repay $135.0 million of the term loan. During the second half of 2005, we repaid an additional $50.0 million of the term loan. These repayments permanently reduced the borrowing capacity under the term loan; eliminated the required installment payments through December 2006; reduced the quarterly installment payments to $0.1 million; and reduced the final payment to $38.1 million. We also wrote-off $4.1 million of debt issuance costs associated with the repayments, which has been included as a component of interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005. At December 31, 2006, the available borrowing capacity of the revolver

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaled $106.6 million after being reduced by outstanding letters of credit under the revolver of approximately $3.4 million. We also have $15.0 million of outstanding letters of credit under the pre-funded letter of credit facility.

Interest rates under the 2005 Agreement for the revolving loans and the term loan are based on the rate of interest determined by the administrative agent rate in the United States or LIBOR (plus a margin, based on leverage ratios, which is 0.75% for base rate revolving loans and 2.50% for term loans at December 31, 2006), at the company’s option at the time of borrowing. A variable commitment fee (currently 0.375%) based on the total leverage ratio is charged on the unused amount of the revolver. The weighted-average interest rate at December 31, 2006 for borrowings under the 2005 Agreement was 7.87%.

On June 20, 2006, we entered into the First Amendment to the 2005 Agreement (the “Amendment”) to ease some of the restrictive covenants related to dividends and stock repurchases. The Amendment also increased the amount of capital expenditures allowed under the 2005 Agreement to $46 million in 2006, $48 million in 2007, and $50 million per year thereafter.

The 2005 Agreement is guaranteed by all of our subsidiaries and collateralized by a pledge of common stock of all of our subsidiaries and by substantially all tangible and intangible property and interest in property and proceeds thereof now owned or hereafter acquired by us and our wholly-owned subsidiaries. The 2005 Agreement also contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, and asset sales and also require compliance with certain financial covenants with respect to a maximum total leverage ratio and a minimum interest coverage ratio. We can be required to make mandatory prepayments of amounts outstanding under the agreement based on certain asset sales and casualty events, issuance of debt and the results of an excess cash flow calculation that must be performed annually under the terms of the 2005 Agreement. Based on the excess cash flow calculation performed as of December 31, 2006, no mandatory prepayment was required.

Second Priority Senior Secured Floating Rate Notes

On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. Interest accrues at a rate of LIBOR plus 4.25%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears. At any time on or after February 15, 2007, we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. We completed an exchange offer in 2005. As a result, the notes are registered under the Securities Act.

The notes are jointly and severally guaranteed by all of the company’s subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and our subsidiaries. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments.

We entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. In April 2005, we entered into an interest rate swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.37%, including applicable margin. The interest rate swap agreement is for three years starting July 1, 2005 whereby we will pay a fixed rate of 4.12% and receive a variable rate at 90 day LIBOR. In June 2005, we entered into another interest rate swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.27%, including applicable margin. The interest rate swap agreement is for three years starting June 10, 2005 whereby we will pay a fixed rate of 4.02% and receive a variable rate at 90 day LIBOR. The weighted-average interest rate at December 31, 2006 for the floating rate notes was 8.68%, including the effect of interest rate swap agreements.

Proceeds from the 2005 Agreement and the issuance of the floating rate notes, in addition to cash on hand at the refinancing date, were used to retire our previous senior secured credit agreement (“2004 Agreement”). The proceeds were also used to pay a cash dividend to stockholders of $201.2 million and make a cash payment of approximately $36.4 million (including applicable payroll taxes of $0.6 million) to stock option holders in-lieu of adjusting the exercise price, as discussed in Note 9. In connection with this refinancing, we incurred estimated fees and expenses aggregating $21.1 million and paid a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement. We had approximately $9.3 million in unamortized deferred loan costs remaining at the refinancing date related to the 2004 Agreement.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the first quarter of 2005, the termination penalty related to the prepayment of the Tranche B term loan was expensed and recorded as a component of interest expense. Also, based on the final syndicate of banks, we expensed approximately $7.3 million of the unamortized deferred financing costs related to the 2004 Agreement and approximately $2.4 million of costs incurred in connection with the refinancing. These costs were recorded as interest expense. The remaining $2.0 million of unamortized deferred financing costs related to the 2004 Agreement and $18.7 million of costs incurred in connection with the refinancing were included as a component of other assets, net and are being amortized over the terms of the 2005 Agreement and floating rate notes. The deferred financing costs have been reduced by $4.1 million and expensed as a result of 2005 repayments of a portion of the term loan.

Other Long-Term Debt

In 2006, we completed construction on a new multi-purpose facility. Based on the evaluation of the construction project in accordance with Emerging Issues Task Force No. 97-10, The Effect of Lessee Involvement in Asset Construction, the company was deemed the owner of the facility during the construction period. Effectively, a sale and leaseback of the facility occurred when construction was completed and the lease term began. Based on criteria outlined in SFAS No. 98, Accounting for Leases, this transaction did not qualify for sale-leaseback accounting. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other long-term debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.

Future maturities of long-term debt as of December 31, 2006 were as follows (in thousands):

Year ending December 31,
2007	$442
2008	446
2009	450
2010	454
2011	38,326
Thereafter	279,082

Total long-term debt (including current portion)	$319,200

9.	Stockholders’ Equity

Initial Public Offering

On June 22, 2005, the SEC declared Amendment No. 7 to our registration statement on Form S-1 effective, and on June 27, 2005, we completed an IPO of 12,250,000 shares of our common stock for $16.00 per share. Of the 12,250,000 shares offered, 7,500,000 shares were sold by the company, and 4,750,000 were sold by the selling stockholders. Our common stock began trading on the NASDAQ Stock Market LLC under the symbol “BLDR” on June 22, 2005.

The selling stockholders granted the underwriters an option to purchase up to an additional 1,837,500 shares of common stock at the IPO price, which the underwriters exercised in full on July 22, 2005. The company did not receive any proceeds from the shares sold by the selling stockholders.

After underwriting discounts and commissions of $8.4 million and transaction costs of $2.6 million, net proceeds to the company were $109.0 million. We used the net proceeds from the IPO, together with cash on hand, to repay a portion of our outstanding debt. See Note 8.

In conjunction with the IPO, our stockholders approved an amendment and restatement of the company’s certificate of incorporation. The amended and restated certificate of incorporation provides that the company is authorized to issue 200,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of undesignated preferred stock, par value $0.01 per share.

1-for-10 Reverse Stock Split

On May 24, 2005, our board of directors and stockholders approved a 1-for-10 reverse stock split of the company’s common stock. After the reverse stock split, effective May 24, 2005, each holder of record held one share of common stock for

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

every 10 shares held immediately prior to the effective date. As a result of the reverse stock split, the board of directors also exercised its discretion under the anti-dilution provisions of the 1998 Plan to adjust the number of shares underlying outstanding stock options and the related exercise prices to reflect the change in the share price and outstanding shares on the date of the reverse stock split. The effect of fractional shares was not material.

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

Special Cash Dividends

On February 11, 2005, our board of directors declared a special cash dividend of $8.00 per common share, or $201.2 million, to stockholders of record as of February 11, 2005. We fully reduced retained earnings and additional paid-in capital to zero by $26.4 million and $160.2 million, respectively. The remainder of the dividend reduced retained earnings by $14.6 million. In connection with the payment of the special cash dividend, we also made a cash payment of $36.4 million to stock option holders in-lieu of adjusting the exercise price. This payment, which includes applicable payroll taxes of $0.6 million, was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

On February 25, 2004, our board of directors declared a special cash dividend of $5.56 per common share, or $139.6 million, to stockholders of record as of February 25, 2004. We fully reduced retained earnings by $48.0 million and reduced additional paid-in capital by $91.6 million for the remainder of the dividend. As a result of the special dividend, the board of directors exercised its discretion under the anti-dilution provisions of the 1998 Plan to adjust the exercise price of stock options to reflect the change in the share price on the dividend date. We did not record any expense related to adjustment of the exercise price as the modification did not increase the aggregate intrinsic value of any award and the ratio of the exercise price per share to the market value per share was not reduced. Approximately $0.4 million was also paid to certain option holders whose exercise price could not be adjusted for the dividend. The cash payment to these option holders was recorded as selling, general and administrative expense in the accompanying consolidated statement of operations for the year ended December 31, 2004.

10.	Employee Stock-Based Compensation

2005 Equity Incentive Plan

Under its 2005 Equity Incentive Plan (“2005 Plan”), the company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2005 Plan and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of December 31, 2006, 1.2 million shares were available for issuance under the 2005 Plan, 740,000 of which may be made subject to stock-based awards other than options or SARs.

1998 Stock Incentive Plan

Under the Builders FirstSource, Inc. 1998 Stock Incentive Plan, the company was authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorized the sale of common stock on terms determined by the company’s board of directors.

Stock options granted under the 1998 Plan generally cliff vest after a period of seven to nine years. A portion of certain option grants are subject to acceleration if certain financial targets are met. These financial targets include return on net assets and earnings before interest, taxes, depreciation and amortization. These targets are based on the performance of the operating

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

group in which the employee performs their responsibilities and the performance of the company as a whole. To date, these targets have generally been met. The expiration date is generally 10 years subsequent to date of issuance. As of January 1, 2005, no further grants will be made under the 1998 Plan.

The following table summarizes the company’s stock option activity:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Years	Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2005	4,250	$3.55
Granted	504	$23.87
Exercised	(1,531)	$3.13
Forfeited	(51)	$8.24

Outstanding at December 31, 2006	3,172	$6.91	6.3	$37,767

Exercisable at December 31, 2006	2,538	$3.33	5.7	$36,836

The outstanding options at December 31, 2006, include options to purchase 605,000 shares granted under the 2005 Plan. As of December 31, 2006, options to purchase 35,000 shares of the 2005 Plan awards were exercisable. The weighted average grant date fair value of options granted during the years ended December 31, 2006 and 2005 was $9.99 and $7.92 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $27.1 million, $5.0 million and $0.2 million, respectively. The fair value of options vested during the year ended December 31, 2006 was $0.3 million, which excludes options valued under the minimum value method.

Outstanding and exercisable stock options at December 31, 2006 were as follows (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price

$1.13	47	$1.13	2.0	47	$1.13
$3.15	2,520	$3.15	5.7	2,456	$3.15
$17.90 - $23.87	605	$23.03	9.1	35	$18.89

$1.13 - $23.87	3,172	$6.91	6.3	2,538	$3.33

The following table summarizes restricted stock activity for the year ended December 31, 2006 (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested at December 31, 2005	57	$20.53
Granted	311	$23.72
Vested	(20)	$20.53

Nonvested at December 31, 2006	348	$23.38

As of December 31, 2006, there was $9.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

11.	Facility Closure Costs

Facility and other exit cost reserves of $2.5 million and $2.7 million at December 31, 2006 and 2005, respectively, are primarily related to future minimum lease payments on vacated facilities. Of these amounts, $2.2 million and $2.4 million were classified as other long-term liabilities at December 31, 2006 and 2005, respectively. There were no material facility closures in 2006 and 2005.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The components of income tax expense from continuing operations were as follows for the years ended December 31:

	2006	2005	2004
	(In thousands)

Current:
Federal	$39,812	$28,178	$25,380
State	4,124	3,894	4,669

	43,936	32,072	30,049

Deferred:
Federal	(1,722)	(2,266)	2,229
State	23	(489)	(798)

	(1,699)	(2,755)	1,431

Income tax expense	$42,237	$29,317	$31,480

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2006	2005
	(In thousands)

Deferred tax assets related to:
Accrued expenses	$3,090	$3,751
Insurance reserves	6,664	4,966
Stock-based compensation expense	1,342	—
Accounts receivable	2,309	2,387
Inventories	4,385	6,056
Operating loss carryforwards	8,409	6,941
Property, plant and equipment	—	845

	26,199	24,946
Valuation allowance	(8,033)	(6,382)

Total deferred tax assets	18,166	18,564

Deferred tax liabilities related to:
Goodwill	12,770	11,921
Property, plant and equipment	1,089	—
Interest rate swap agreements	1,314	1,257

Total deferred tax liabilities	15,173	13,178

Net deferred tax asset	$2,993	$5,386

A reconciliation of the statutory federal income tax rate to the company’s effective rate is provided below for the years ended December 31:

	2006	2005	2004
	(In thousands)

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7%	4.4%	3.6%
Other	0.3%	(1.8)%	(0.7)%

	38.0%	37.6%	37.9%

We have $181.3 million of state operating loss carryforwards expiring at various dates through 2027. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We concluded that it was appropriate to maintain a valuation allowance for state net operating losses in certain jurisdictions where it is more likely than not that the deferred tax asset will not be realized and accordingly increased the valuation allowance by $1.6 million during 2006.

13.	Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Employees of the company are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. The company matches 50 cents of each pre-tax dollar contributed by participating employees, up to 6% of employees’ contributions and subject to IRS limitations. The company’s matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $3.8 million, $3.9 million and $3.6 million in 2006, 2005 and 2004, respectively, for contributions to the plan.

14.	Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with terms ranging from one to 20 years and generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $39.2 million, $35.6 million and $28.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $13.8 million as of December 31, 2006. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that it will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)

Year ending December 31,
2007	$1,168	$44,018
2008	942	33,964
2009	790	30,090
2010	465	23,635
2011	189	16,923
Thereafter	598	50,757

	$4,152	$199,387

*	Includes related party future minimum commitments for noncancelable operating leases.

We have outstanding letters of credit totaling $18.4 million that principally support our self-retention insurance programs. The reserves associated with these insurance programs are included in accrued liabilities in the consolidated balance sheets.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future costs would not be material to our results of operations or liquidity for a particular period.

15.	Segment and Product Information

We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, and thus have one reportable segment.

Sales by product category were as follows for the years ended December 31:

	2006	2005	2004
	(In thousands)

Prefabricated components	$463,738	$491,850	$385,938
Windows & doors	470,437	447,472	391,199
Lumber & lumber sheet goods	716,443	849,928	815,295
Millwork	204,424	203,113	175,957
Other building products & services	384,412	345,394	289,658

Total sales	$2,239,454	$2,337,757	$2,058,047

16.	Related Party Transactions

On December 6, 2006, an affiliate of JLL Partners, Inc., a principal beneficial owner of the company, purchased 300,000 shares of the company’s common stock from Floyd F. Sherman, the company’s chief executive officer, for $18.60 per share, the closing market price on that date. An affiliate of JLL Partners, Inc. is also a principal beneficial owner of PGT, Inc. Mr. Sherman serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $4.9 million, $2.6 million and $2.7 million in 2006, 2005 and 2004, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.2 million and $0.3 million as of December 31, 2006 and 2005, respectively.

In 2006, 2005 and 2004, we paid approximately $1.1 million, $1.0 million and $2.4 million, respectively, in rental expense to employees or non-affiliate stockholders of the company for leases of land and buildings. The amounts paid for rent expense approximate fair value.

17.	Concentrations

We maintain cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose the company to concentrations of credit risk. We provide credit in the normal course of business to customers in the residential construction industry. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. Because customers are dispersed among our various markets, our credit risk to any one customer or state economy is not significant.

Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2006, our top 10 customers accounted for approximately 25.8% of our sales, and no single customer accounted for more than 5.0% of sales.

We source products from a large number of suppliers. No purchases from any single supplier represented more than 10.5% of our cost of goods sold in 2006.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2006	2005	2004
	(In thousands)

Cash payments for interest	$27,923	$28,015	$20,681
Cash payments for income taxes	49,754	26,188	26,953
Supplemental schedule of non-cash financing and investing activities:
Change in accrued capital expenditures	—	2,775	2,185

19.	Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2006 and 2005 (in thousands, except per share amounts):

	2006
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

Net sales	$588,627	$642,353	$569,895		$438,579
Gross margin	150,365	170,261	151,795		114,134
Net income	19,318	28,382	17,316	(1)	3,877	(2)
Basic net income per share	0.58	0.84	0.51	(1)	0.11	(2)
Diluted net income per share	0.54	0.79	0.48	(1)	0.11	(2)

	2005
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

Net sales	$509,342		$618,600		$643,964		$565,851
Gross margin	120,935		155,503		169,945		146,144
Net income (loss)	(18,860	)(3)(4)	20,161	(5)	27,828	(6)	19,499	(7)
Basic net income (loss) per share	(0.75	)(3)(4)	0.78	(5)	0.85	(6)	0.59	(7)
Diluted net income (loss) per share	(0.75	)(3)(4)	0.72	(5)	0.80	(6)	0.56	(7)

(1)	Includes goodwill impairment of $6.8 million as discussed in Note 5.

(2)	Includes $0.9 million of additional income tax reserves established in connection with various tax contingencies.

(3)	Includes $36.4 million special cash payment made to stock option holders as discussed in Note 9.

(4)	Includes the write-off of unamortized deferred loan costs, financing costs and a termination penalty associated with our refinancing and totaling $11.4 million as discussed in Note 8.

(5)	Includes a $3.0 million write-off of unamortized deferred loan costs as we repaid debt with proceeds from our IPO as discussed in Note 8.

(6)	Includes a $0.5 million write-off of unamortized deferred loan costs as we repaid debt as discussed in Note 8.

(7)	Includes a $0.6 million write-off of unamortized deferred loan costs as we repaid debt as discussed in Note 8.

In accordance with SFAS 128, earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications.  Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, and legal departments under the supervision of our CEO and CFO.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2006, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

As noted elsewhere in this Form 10-K, we acquired Freeport Truss Company and Freeport Lumber Company on April 28, 2006. We also acquired Waid Home Center, Inc. on November 3, 2006. We have excluded these acquisitions from the assessment of our internal controls over financial reporting as of December 31, 2006. These acquisitions constituted $39.5 million total assets and $19.2 million of total sales for the year ended December 31, 2006.

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2007 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and its Committees,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Audit Committee,” “Corporate Governance — Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Both of these policies are listed as exhibits to this annual report on Form 10-K and can be found in the “investors” section of our corporate Web site at: www.bldr.com.

Stockholders may request a free copy of these policies by contacting the Corporate Secretary, Builders FirstSource, Inc., 2001 Bryan Street, Suite 1600, Dallas, Texas 75201, United States of America.

In addition, within five business days of:

•	Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for the chief executive officer, president and senior financial officers of Builders FirstSource, Inc. that applies to our chief executive officer, our chief financial officer or controller; or

•	The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K.

We will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Web site at the Internet address above, and such information will be available on our Web site for at least a 12-month period. In addition, we will disclose any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics as required by the listing standards of the NASDAQ Stock Market LLC.

Item 11.	Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2007 under the captions “Executive Compensation and Other Information,” “Information on the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2007 under the caption “Ownership of Securities” and “Executive Compensation and Other Information — Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2007 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships, Related Transactions and Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2007 under the caption “Proposal 2 — Ratification of Selection of Auditors — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4	Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

10.1		Credit Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., as Borrower, JLL Building Products, LLC, and the Guarantors party thereto, the Lenders party thereto, UBS Securities LLC, as Joint Arranger and Joint Book Runner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent, and Collateral Trustee for the secured parties, UBS Loan Finance LLC as Swing Line Lender, and Deutsche Bank Securities Inc., as Joint Arranger, Joint Book Runner, and Syndication Agent, and General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.2		First Amendment to the Credit Agreement, dated as of June 20, 2006, by and among Builders FirstSource, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as Administrative Agent for the secured parties, and New Alliance CDO, Limited and ACM Income Fund Inc., as investment advisors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File No. 0-51357)
10.3		Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.4		Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.5+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.6* +	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan
10	.7+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.8+	Builders FirstSource, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
10	.9+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.10+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
10	.11+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)
10	.12+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.13+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.14+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
10.15		Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)
10	.16+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

Exhibit
Number		Description

10	.17+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.18+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.19+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357)
10	.20+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357)
10	.21+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357)
14.1		Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
14.2		Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included as part of signature page)
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement

(b) A list of exhibits filed, furnished or incorporated by reference with this Form 10-K is provided above under Item 15(a)(3) of this report. Builders FirstSource, Inc. will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Donald F. McAleenan, Senior Vice President and General Counsel, 2001 Bryan Street, Suite 1600, Dallas, Texas 75201.

(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 12, 2007
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

Signature	Title	Date

/s/ FLOYD F. SHERMAN Floyd F. Sherman	Chief Executive Officer (Principal Executive Officer and Director)	March 12, 2007

/s/ CHARLES L. HORN Charles L. Horn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2007

/s/ M. CHAD CROW M. Chad Crow	Vice President and Controller (Principal Accounting Officer)	March 12, 2007

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 12, 2007

/s/ DAVID A. BARR David A. Barr	Director	March 12, 2007

/s/ CLEVELAND A. CHRISTOPHE Cleveland A. Christophe	Director	March 12, 2007

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 12, 2007

/s/ MICHAEL GRAFF Michael Graff	Director	March 12, 2007

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 12, 2007

/s/ KEVIN J. KRUSE Kevin J. Kruse	Director	March 12, 2007

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 12, 2007

/s/ CRAIG A. STEINKE Craig A. Steinke	Director	March 12, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		Credit Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., as Borrower, JLL Building Products, LLC, and the Guarantors party thereto, the Lenders party thereto, UBS Securities LLC, as Joint Arranger and Joint Book Runner, UBS AG, Stamford Branch, as Issuing Bank, Administrative Agent, and Collateral Trustee for the secured parties, UBS Loan Finance LLC as Swing Line Lender, and Deutsche Bank Securities Inc., as Joint Arranger, Joint Book Runner, and Syndication Agent, and General Electric Capital Corporation and LaSalle Bank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.2		First Amendment to the Credit Agreement, dated as of June 20, 2006, by and among Builders FirstSource, Inc., as Borrower, the Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as Administrative Agent for the secured parties, and New Alliance CDO, Limited and ACM Income Fund Inc., as investment advisors (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File No. 0-51357)
10.3		Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.4		Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.5+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.6* +	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan
10	.7+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

10	.8+	Builders FirstSource, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
10	.9+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.10+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
10	.11+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)
10	.12+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.13+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.14+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
10.15		Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)
10	.16+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)
10	.17+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.18+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.19+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Kevin P. O’Meara (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357)
10	.20+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357)
10	.21+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005, File Number 0-51357)
14.1		Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
14.2		Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included as part of signature page)

Exhibit
Number		Description

31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement