Form 10-Q
period 2007-03-31
Builders FirstSource, Inc.
filed 2007-05-03
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51357

BUILDERS FIRSTSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2084569 (I.R.S. Employer Identification No.)

2001 Bryan Street, Suite 1600 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 27, 2007 was 35,460,949.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except per share amounts)

Sales	$411,143	$588,627
Cost of sales	306,592	438,262

Gross margin	104,551	150,365
Selling, general and administrative expenses	97,470	112,202

Income from operations	7,081	38,163
Interest expense, net	6,712	7,176

Income before income taxes	369	30,987
Income tax expense	137	11,669

Net income	$232	$19,318

Net income per share:
Basic	$0.01	$0.58

Diluted	$0.01	$0.54

Weighted average common shares outstanding:
Basic	34,633	33,105

Diluted	36,206	35,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$114,616	$93,258
Accounts receivable, less allowances of $6,196 and $6,292 at March 31, 2007 and December 31, 2006, respectively	194,193	196,658
Inventories	119,116	122,015
Other current assets	25,706	28,380

Total current assets	453,631	440,311
Property, plant and equipment, net	106,546	109,777
Goodwill	173,807	173,806
Other assets, net	22,810	24,621

Total assets	$756,794	$748,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,695	$84,944
Accrued liabilities	45,109	59,329
Current maturities of long-term debt	443	442

Total current liabilities	153,247	144,715
Long-term debt, net of current maturities	318,647	318,758
Other long-term liabilities	25,771	28,178

	497,665	491,651
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 35,434 and 34,832 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	348	345
Additional paid-in capital	130,914	127,630
Retained earnings	126,359	126,974
Accumulated other comprehensive income	1,508	1,915

Total stockholders’ equity	259,129	256,864

Total liabilities and stockholders’ equity	$756,794	$748,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net income	$232	$19,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,068	5,135
Amortization of deferred loan costs	659	653
Bad debt expense	201	237
Non-cash stock based compensation	1,598	648
Deferred income taxes	8	(61)
Net (gain) loss on sales of assets	(288)	279
Changes in assets and liabilities:
Accounts receivable	1,417	(18,300)
Inventories	2,899	(11,481)
Other current assets	2,675	676
Other assets and liabilities	(2,340)	210
Accounts payable	22,751	24,361
Accrued liabilities	(14,168)	(17,859)

Net cash provided by operating activities	21,712	3,816

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,573)	(6,091)
Proceeds from sale of property, plant and equipment	493	186

Net cash used in investing activities	(2,080)	(5,905)

Cash flows from financing activities:
Payments on long-term debt	(110)	(5)
Exercise of stock options	2,319	3,941
Repurchase of common stock	(483)	—

Net cash provided by financing activities	1,726	3,936

Net increase in cash and cash equivalents	21,358	1,847
Cash and cash equivalents at beginning of period	93,258	30,736

Cash and cash equivalents at end of period	$114,616	$32,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of structural and related building products for residential new construction in the United States. In this quarterly report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

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

The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2006 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2006 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

2.	Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 2.3 million and 4.2 million for the three months ended March 31, 2007 and 2006, respectively. Weighted average shares outstanding for the three months ended March 31, 2007 and 2006 have also been adjusted for 242,000 and 359,000 shares of restricted stock, respectively. Options to purchase 1.2 million and 540,000 shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2007 and 2006, respectively, because their effect was anti-dilutive. There were 366,000 restricted stock shares excluded from the computations of diluted EPS for the three months ended March 31, 2007 because their effect was anti-dilutive. There were no restricted stock shares excluded from the computations of diluted EPS for the three months ended March 31, 2006 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Weighted average shares for basic EPS	34,633	33,105
Dilutive effect of stock awards and options	1,573	2,881

Weighted average shares for diluted EPS	36,206	35,986

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006

Term loan	$39,797	$39,898
Floating rate notes	275,000	275,000
Other	4,293	4,302

	319,090	319,200
Less: current portion of long-term debt	443	442

Total long-term debt	$318,647	$318,758

4.	Comprehensive Income

The following table presents the components of comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income	$232	$19,318
Other comprehensive income — change in fair value of interest rate swap agreements, net of related tax expense (benefit) of $(270) and $601, respectively	(407)	876

Total comprehensive income (loss)	$(175)	$20,194

5.	Employee Stock-based Compensation

Our board of directors granted 600,000 stock options and 366,000 shares of restricted stock to employees on February 27, 2007. The grants were made under our 2005 Equity Incentive Plan and vest ratably over two to three years. We estimate that this grant will result in incremental stock-based compensation of approximately $3.7 million for the year ended December 31, 2007. The exercise price for these options was $18.00 per share, which was the closing stock price on that date. The weighted average grant date fair value of these options was $6.50 and was determined using the following weighted average assumptions:

Expected life	4.4 years
Expected volatility	35.16%
Expected dividend yield	0.00%
Risk-free rate	4.47%

6.	Commitments and Contingencies

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment and Product Information

We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, and thus have one reportable segment.

Sales by product category for the three month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Prefabricated components	$84,155	$122,042
Windows & doors	92,611	115,574
Lumber & lumber sheet goods	114,683	205,723
Millwork	39,242	51,850
Other building products & services	80,452	93,438

Total sales	$411,143	$588,627

8.	Income Taxes

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition measurement, classification, interest and penalties, and disclosure requirements. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations.

As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect adjustment, we had approximately $2.4 million of total gross unrecognized tax benefits, $1.8 million of which will affect our effective tax rate if recognized. Also as of the adoption date, we had approximately $0.5 million ($0.3 million net of federal benefit) of interest and penalties accrued related to the unrecognized tax benefits. The balance of the reserves for uncertain tax positions, including interest and penalties, did not change significantly during the first quarter of 2007. We currently record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Builders FirstSource and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations, we have concluded all U.S. federal income tax matters for years through 2002. Federal income tax returns for 2003 through 2005 are currently under examination by the Internal Revenue Service. It is likely that the examination phase of the audit will conclude in 2007, and it is reasonably possible that an adjustment to the reserve for the unrecognized tax benefits of approximately $0.9 million may occur, which would favorably affect income tax expense in the period at which time any uncertain tax positions are effectively settled. The company operates in 13 states with various years open to examination.

9.	Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 was effective for us beginning January 1, 2007, and the adoption of EITF 06-3 did not have a material impact on our consolidated financial statements. We present sales tax on a net basis in our consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

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

COMPANY OVERVIEW

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. During the past three quarters, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our margins. The decline in housing starts continues to be widespread affecting all our markets. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current pullback in the housing industry is likely to be temporary. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. During the three months ended March 31, 2007, our sales to the top 10 homebuilders in the country decreased 39.9% compared to the three months ended March 31, 2006. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components.

•	Increasing Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in their homes in order to realize increased efficiency and improved quality. Additionally, as the homebuilders seek to control their costs in this challenging environment, we believe they will want to partner with their more value-added suppliers in order to increase efficiency and improve quality in the homebuilding process. We believe this has helped us gain market share throughout this down cycle. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components. We believe the increasing use of prefabricated components is a meaningful trend even though it represented a slightly smaller percentage of our total sales for the three months ended March 31, 2007 when compared to the same period in 2006. This category was disproportionately affected by the housing decline as our operations in some of the weaker housing markets have a high concentration of manufactured product sales. In addition, lower prices for commodity lumber and lumber sheet goods had a negative impact on prefabricated component sales.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities in markets that are underserved. In light of the current operating conditions, however, we do not anticipate opening or expanding as many facilities as we have in the past few years. New facilities, including acquisitions, generated incremental sales of approximately $13.0 million in the three months ended March 31, 2007 compared to the same period in 2006.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Housing starts continued to experience year-over-year declines during the first quarter 2007. According to the U.S. Census Bureau, housing starts for March 2007 were at a seasonally adjusted annual rate of 1.5 million, which is 23.0% below the March 2006 rate of 2.0 million and 7.0% below the December 2006 rate of 1.6 million. First quarter 2007 housing starts for our markets decreased approximately 36.2% compared to the first quarter 2006. In addition, market prices for lumber and lumber sheet goods in the first quarter 2007 were on average 27.5% lower than a year ago. When the housing market began to deteriorate in mid-2006, we outlined our strategy for managing through the housing downturn. This plan includes generating incremental sales through market share gains and new operations, maintaining margins, reducing costs and conserving capital.

In this environment, we are managing our business day-to-day, adjusting to customer demand. We believe we can mitigate a portion of the non-controllable macroeconomic factors by continuing to grow our market share and by diligently managing our cost structure. However, given the current market weakness, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results through at least the end of 2007 and possibly into 2008.

While the homebuilding industry is currently in a down cycle, we still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We believe our market leadership and financial strength afford us the ability to manage through the downturn and outperform our peers. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to avoid taking steps that will limit our ability to compete and create long-term shareholder value.

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

ADOPTION OF FIN 48

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition measurement, classification, interest and penalties, and disclosure requirements. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations.

As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect adjustment, we had approximately $2.4 million of total gross unrecognized tax benefits, $1.8 million of which will affect our effective tax rate if recognized. Also as of the adoption date, we had approximately $0.5 million ($0.3 million net of federal benefit) of interest and penalties accrued related to the unrecognized tax benefits. The balance of the reserves for uncertain tax positions, including interest and penalties, did not change significantly during the first quarter of 2007. We currently record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Builders FirstSource and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations, we have concluded all U.S. federal income tax matters for years through 2002. Federal income tax returns for 2003 through 2005 are currently under examination by the Internal Revenue Service. It is likely that the examination phase of the audit will conclude in 2007, and it is reasonably possible that an adjustment to the reserve for the unrecognized tax benefits of approximately $0.9 million may occur, which would favorably affect income tax expense in the period at which time any uncertain tax positions are effectively settled. The company operates in 13 states with various years open to examination.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2007 and 2006, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended
	March 31,
	2007	2006

Sales	100.0%	100.0%
Cost of sales	74.6%	74.5%

Gross margin	25.4%	25.5%
Selling, general and administrative expenses	23.7%	19.1%

Income from operations	1.7%	6.4%
Interest expense, net	1.6%	1.2%
Income tax expense	0.0%	1.9%

Net income	0.1%	3.3%

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Sales.  Sales for the three months ended March 31, 2007 were $411.1 million, a 30.2% decrease from sales of $588.6 million for the three months ended March 31, 2006. In the three months ended March 31, 2007, housing starts in our markets decreased approximately 36.2%. In addition, market prices for lumber and lumber sheet goods were on average approximately 27.5% lower than in the three months ended March 31, 2006. However, we limited the negative commodity price impact to only a 16.3% sales decline in our lumber & lumber sheet goods category, and a 5.7% decline in our total sales primarily through purchasing efficiencies, price management and product mix.

In addition, market share gains and, to a lesser extent, sales from new operations partially offset the significant decline in housing starts and market prices for commodity lumber products.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2007		2006
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$84.2	20.5%	$122.0	20.7%	(31.0)%
Windows & doors	92.6	22.5%	115.6	19.6%	(19.9)%
Lumber & lumber sheet goods	114.7	27.9%	205.7	35.0%	(44.3)%
Millwork	39.2	9.5%	51.9	8.8%	(24.3)%
Other building products & services	80.4	19.6%	93.4	15.9%	(13.9)%

Total sales	$411.1	100.0%	$588.6	100.0%	(30.2)%

We continued to improve our sales mix during the quarter, transitioning from commodity items to higher margin, value-added products and installed products and services. We felt the negative impact of decreased housing starts across all our product categories. However, lumber & lumber sheet goods and prefabricated components experienced sharper declines than our other categories. Many products in these categories are tied to the beginning of the building process, and the decline in these two categories can be attributed to the current housing environment in which more houses are being finished than are being started. These two categories are also heavily influenced by commodity price deflation. In addition, sales of prefabricated components suffered due to the concentration of manufactured product sales in our Mid-Atlantic and Florida markets, which continued to experience significant declines in housing activity.

For the lumber & lumber sheet goods category, our unit volume declined 28.0% compared to an estimated 36.2% decline in housing starts in our markets while our prices declined 16.3%. This equates to $57.5 million and $33.5 million in sales declines due to unit volumes and price, respectively.

Our other product categories benefited from the building cycle producing a favorable change in product mix. Many products in these categories are tied to the end of the building process; and therefore, have not experienced the full negative impact of the decreased housing starts. In addition, our focus on growing our manufactured windows and installation business has mitigated some of the downward pressure from decreased housing activity. As our homebuilder customers downsize their operations, they have increasingly utilized our turn-key installation services. We believe our value-added products and services give us a competitive advantage helping us attract new business during this down cycle.

Gross Margin.  Gross margin decreased $45.8 million, or 30.5%. The gross margin percentage decreased from 25.5% in 2006 to 25.4% in 2007. Our gross margin dollars decreased primarily due to lower sales volume and lower lumber prices. We were able to mitigate substantial pricing pressure from our customers with labor efficiencies and other cost reductions. If market conditions deteriorate and create increased competitive pressure, we may not be able to maintain these margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $14.7 million, or 13.1%. We incurred incremental stock-based compensation expense of $1.0 million in the three months ended March 31, 2007. Our salaries and benefits expense, excluding the additional stock-based compensation expense, decreased 19.2% while our full-time equivalent employee headcount decreased 17.9%.

As a percent of sales, selling, general and administrative expenses increased from 19.1% in 2006 to 23.7% in 2007. Price deflation for commodity lumber products had a negative effect in 2007 of approximately 1.8 percentage points. In addition, incremental stock-based compensation expense increased selling, general and administrative expenses as a percentage of sales by 0.2 percentage points. Our fixed costs did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and plan to make adjustments as necessary.

Interest Expense, Net.  Net interest expense was $6.7 million for the three months ended March 31, 2007, a decrease of $0.5 million. The decrease was primarily attributable to increased interest income related to higher cash balances and was partially offset by additional interest expense resulting from higher interest rates during the three months ended March 31, 2007.

Income Tax Expense.  The effective tax rate decreased to 37.1% for the three months ended March 31, 2007 compared to 37.7% for the three months ended March 31, 2006 due to the difference in the allocation of income among our taxing jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

For information regarding our liquidity and capital resources see our annual report on Form 10-K for the year ended December 31, 2006. There have been no material changes in our liquidity, commitments for capital expenditures or sources and mix of capital resources.

Consolidated Cash Flows

Cash provided by operating activities increased $17.9 million to $21.7 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase was primarily due to changes in working capital driven by sales volume trends. During the three months ended March 31, 2007, we collected accounts receivable and reduced inventory levels as our sales volume trended downward. During the three months ended March 31, 2006, our sales volume was trending upward, and our accounts receivable and inventories were increasing in support of our higher sales volume. Our accounts payable balance grew during the three months ended March 31, 2007 due to a seasonal increase in sales volume as well as ongoing negotiations with vendors on payment terms.

During the three months ended March 31, 2007 and 2006, cash flows used for investing activities were $2.1 million and $5.9 million, respectively. Capital expenditures decreased $3.5 million from $6.1 million for the three months ended March 31, 2006 to $2.6 million for the three months ended March 31, 2007 as we strive to conserve capital in the current operating environment.

Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2007 compared to $3.9 million for the three months ended March 31, 2006. The decrease was primarily due to a reduction in cash received from stock option exercises.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB ratified Emerging Issues Task Force Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer. This issue provides that a company may adopt a policy of presenting taxes either gross within revenue or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 was effective for us beginning January 1, 2007, and the adoption of EITF 06-3 did not have a material impact on our consolidated financial statements. We present sales tax on a net basis in our consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at March 31, 2007, a 1.0% increase in interest rates would result in approximately $1.1 million of additional interest expense annually.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2007:

Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs

January 1, 2007 — January 31, 2007	—	—	—	—
February 1, 2007 — February 28, 2007	25,895	$18.66	—	—
March 1, 2007 — March 31, 2007	—	—	—	—

Total	25,895	$18.66	—	—

The shares presented in the above table represent restricted stock tendered in order to meet minimum withholding tax requirements for shares vested.

Item 3.	Defaults upon Senior Securities

(a) None

(b) None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) None

(b) None

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357).
10	.2+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357).
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

May 3, 2007

/s/  CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

May 3, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357).
10	.2+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357).
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

+	Indicates a management contract or compensatory plan or arrangement.