Form 10-Q
period 2007-06-30
Builders FirstSource, Inc.
filed 2007-08-02
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 27, 2007 was 35,606,392.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)

Sales	$465,140	$642,353	$876,283	$1,230,980
Cost of sales	348,507	472,092	655,099	910,354

Gross margin	116,633	170,261	221,184	320,626
Selling, general and administrative expenses	99,563	117,789	197,033	229,991

Income from operations	17,070	52,472	24,151	90,635
Interest expense, net	6,583	7,325	13,295	14,501

Income before income taxes	10,487	45,147	10,856	76,134
Income tax expense	2,092	16,765	2,229	28,434

Net income	$8,395	$28,382	$8,627	$47,700

Net income per share:
Basic	$0.24	$0.84	$0.25	$1.43

Diluted	$0.23	$0.79	$0.24	$1.33

Weighted average common shares outstanding:
Basic	34,911	33,787	34,773	33,448

Diluted	36,352	36,082	36,279	35,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$144,505	$93,258
Accounts receivable, less allowances of $7,188 and $6,292 at June 30, 2007 and December 31, 2006, respectively	199,909	196,658
Inventories	125,105	122,015
Other current assets	32,220	28,380

Total current assets	501,739	440,311
Property, plant and equipment, net	104,067	109,777
Goodwill	173,755	173,806
Other assets, net	21,586	24,621

Total assets	$801,147	$748,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,220	$84,944
Accrued liabilities	55,923	59,329
Current maturities of long-term debt	444	442

Total current liabilities	185,587	144,715
Long-term debt, net of current maturities	318,536	318,758
Other long-term liabilities	26,125	28,178

	530,248	491,651
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 35,587 and 34,832 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	350	345
Additional paid-in capital	134,340	127,630
Retained earnings	134,754	126,974
Accumulated other comprehensive income	1,455	1,915

Total stockholders’ equity	270,899	256,864

Total liabilities and stockholders’ equity	$801,147	$748,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$8,627	$47,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,111	10,512
Amortization of deferred loan costs	1,317	1,306
Bad debt expense	810	543
Non-cash stock based compensation	3,834	1,782
Deferred income taxes	(1,620)	(1,364)
Net (gain) loss on sales of assets	(369)	190
Changes in assets and liabilities:
Accounts receivable	(4,908)	(27,407)
Inventories	(3,090)	(11,098)
Other current assets	(2,367)	(5,845)
Other assets and liabilities	(1,734)	(219)
Accounts payable	44,276	17,961
Accrued liabilities	(3,335)	(4,727)

Net cash provided by operating activities	53,552	29,334

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,936)	(15,770)
Proceeds from sale of property, plant and equipment	841	536
Cash used for acquisitions, net	—	(26,305)

Net cash used in investing activities	(5,095)	(41,539)

Cash flows from financing activities:
Payments on long-term debt	(220)	(14)
Deferred loan costs	—	(100)
Exercise of stock options	3,493	7,330
Repurchase of common stock	(483)	—

Net cash provided by financing activities	2,790	7,216

Net increase (decrease) in cash and cash equivalents	51,247	(4,989)
Cash and cash equivalents at beginning of period	93,258	30,736

Cash and cash equivalents at end of period	$144,505	$25,747

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

Net income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 2.1 million and 3.2 million for the three and six months ended June 30, 2007 and 2006, respectively. Weighted average shares outstanding for the three and six months ended June 30, 2007 and 2006 have also been adjusted for 410,000 and 56,000 shares of restricted stock, respectively. Options to purchase 1.2 million and 620,000 shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2007 and 2006, respectively, because their effect was anti-dilutive. There were 196,000 and 306,000 restricted stock shares excluded from the computations of diluted EPS for the three and six months ended June 30, 2007 and 2006, respectively, because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average shares for basic EPS	34,911	33,787	34,773	33,448
Dilutive effect of stock awards and options	1,441	2,295	1,506	2,544

Weighted average shares for diluted EPS	36,352	36,082	36,279	35,992

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Debt

Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

Term loan	$39,695	$39,898
Floating rate notes	275,000	275,000
Other	4,285	4,302

	318,980	319,200
Less: current portion of long-term debt	444	442

Total long-term debt	$318,536	$318,758

4.	Comprehensive Income

The following table presents the components of comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$8,395	$28,382	$8,627	$47,700
Other comprehensive income — change in fair value of interest rate swap agreements, net of related tax effect	(53)	491	(460)	1,367

Total comprehensive income	$8,342	$28,873	$8,167	$49,067

5.	Employee Stock-based Compensation

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

Sales by product category for the three and six month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Prefabricated components	$101,345	$137,328	$185,500	$259,370
Windows & doors	105,300	131,031	197,911	246,605
Lumber & lumber sheet goods	125,949	214,976	240,631	420,699
Millwork	42,986	56,894	82,228	108,744
Other building products & services	89,560	102,124	170,013	195,562

Total sales	$465,140	$642,353	$876,283	$1,230,980

8.	Income Taxes

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

As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect adjustment, we had approximately $2.4 million of total gross unrecognized tax benefits at January 1, 2007, $1.8 million of which will affect our effective tax rate if recognized. Also as of the adoption date, we had approximately $0.5 million ($0.3 million net of federal benefit) of interest and penalties accrued related to the unrecognized tax benefits. During the current quarter, the Internal Revenue Service completed the examination of our 2004 federal income tax return. As a result, we reduced the reserve for uncertain tax positions by approximately $0.4 million for those tax positions determined to be effectively settled. There were no other significant changes during the first six months of 2007 to the reserve balance for uncertain tax positions, including interest and penalties. We currently record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations, we have concluded all U.S. federal income tax matters for years through 2002 and for 2004. During the remainder of 2007, the statute of limitation will expire on certain open tax years in various taxing jurisdictions and it is reasonably possible that an adjustment to the reserve for uncertain tax positions of approximately $0.3 million may occur, which would favorably affect income tax expense in the period that any uncertain tax positions are effectively settled. The company operates in 13 states with various years open to examination.

During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.5 million based on the provisions outlined in the legislation. The adjustment was recorded as a reduction to income tax expense.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of our 2008 fiscal year. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material effect on our financial statements

10.	Subsequent Event

On July 31, 2007, the Company acquired all the common stock of Bama Truss and Components, Inc. (“Bama”). Based in Shelby, Alabama, Bama is a market leader in multifamily and light commercial manufactured structural components. Its products include wood roof and floor trusses, wood panels, steel roof trusses and related building materials and services.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. During the past four quarters, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our sales and margins. The decline in housing starts continues to be widespread affecting all our markets. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, creative new forms of mortgage financing, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. However, during the six months ended June 30, 2007, our sales to the top 10 homebuilders in the country decreased 38.7% compared to the six months ended June 30, 2006. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components.

•	Increasing Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in their homes in order to realize increased efficiency and improved quality. Additionally, as the homebuilders seek to control their costs in this challenging environment, we believe they will want to partner with their more value-added suppliers in order to increase efficiency and improve quality in the homebuilding process. We believe this has helped us gain market share throughout this down cycle. In response to this trend, we have continued to increase our manufacturing capacity and our ability to provide customers with prefabricated components. We believe the increasing use of prefabricated components is a meaningful trend even though it represented only a slightly larger percentage of our total sales for the six months ended June 30, 2007, when compared to the same period in 2006. This category was disproportionately affected by the housing decline as our operations in some of the weaker housing markets have a high concentration of manufactured product sales. In addition, lower prices for commodity lumber and lumber sheet goods had a negative impact on prefabricated component sales.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities in markets that are underserved. In light of the current operating conditions, however, we do not anticipate opening or expanding as many facilities as we have in the past few years. New facilities, including acquisitions, generated incremental sales of approximately $18.6 million in the six months ended June 30, 2007, compared to the same period in 2006.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Housing starts continued to experience year-over-year declines during the second quarter 2007. According to the U.S. Census Bureau, housing starts for June 2007 were at a seasonally adjusted annual rate of 1.406 million, which is 25.2% below the June 2006 rate of 1.879 million and 13.6% below the December 2006 rate of 1.628 million. Second quarter 2007 housing starts for our markets decreased approximately 32.9% compared to the second quarter 2006. In addition, market prices for lumber and lumber sheet goods in the second quarter 2007 were on average 17.7% lower than a year ago. When the housing market began to deteriorate in mid-2006, we outlined our strategy for managing through the housing downturn. This plan includes generating incremental sales through market share gains and new operations, maintaining margins, reducing costs and conserving capital.

In this environment, we are managing our business day-to-day, adjusting to customer demand. We believe we can mitigate a portion of the non-controllable macroeconomic factors by continuing to grow our market share and by diligently managing our cost structure. However, given the current market weakness, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results into 2008.

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

As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect adjustment, we had approximately $2.4 million of total gross unrecognized tax benefits at January 1, 2007, $1.8 million of which will affect our effective tax rate if recognized. Also as of the adoption date, we had approximately $0.5 million ($0.3 million net of federal benefit) of interest and penalties accrued related to the unrecognized tax benefits. During the current quarter, the Internal Revenue Service completed the examination of our 2004 federal income tax return. As a result, we reduced the reserve for uncertain tax positions by approximately $0.4 million for those tax positions determined to be effectively settled. There were no other significant changes during the first six months of 2007 to the reserve balance for uncertain tax positions, including interest and penalties. We currently record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations, we have concluded all U.S. federal income tax matters for years through 2002 and for 2004. During the remainder of 2007, the statute of limitation will expire on certain open tax years in various taxing jurisdictions and it is reasonably possible that an adjustment to the reserve for uncertain tax positions of approximately $0.3 million may occur, which would favorably affect income tax expense in the period that any uncertain tax positions are effectively settled. The company operates in 13 states with various years open to examination.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2007 and 2006, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9%	73.5%	74.8%	74.0%

Gross margin	25.1%	26.5%	25.2%	26.0%
Selling, general and administrative expenses	21.4%	18.3%	22.5%	18.6%

Income from operations	3.7%	8.2%	2.7%	7.4%
Interest expense	1.4%	1.2%	1.4%	1.2%
Income tax expense	0.5%	2.6%	0.3%	2.3%

Net income	1.8%	4.4%	1.0%	3.9%

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Sales.  Sales for the three months ended June 30, 2007 were $465.1 million, a 27.6% decrease from sales of $642.4 million for the three months ended June 30, 2006. In the three months ended June 30, 2007, housing starts in our markets decreased approximately 32.9%. In addition, market prices for lumber and lumber sheet goods were on average approximately 17.7% lower than in the three months ended June 30, 2006, consistent with the negative commodity price impact on our sales in this category of 17.0%. Lower market prices for lumber & lumber sheet goods had an estimated 5.7% negative impact on our total sales. In addition, market share gains and, to a lesser extent, sales from new operations partially offset the significant decline in housing starts and market prices for commodity lumber products.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2007		2006
		% of		% of
	Sales	Sales	Sales	Sales	% Change

Prefabricated components	$101.3	21.8%	$137.3	21.4%	(26.2)%
Windows & doors	105.3	22.6%	131.0	20.4%	(19.6)%
Lumber & lumber sheet goods	125.9	27.1%	215.0	33.5%	(41.4)%
Millwork	43.0	9.2%	56.9	8.8%	(24.4)%
Other building products & services	89.6	19.3%	102.2	15.9%	(12.3)%

Total sales	$465.1	100.0%	$642.4	100.0%	(27.6)%

We continued to improve our sales mix during the quarter, transitioning from commodity items to higher margin, value-added products, but we felt the negative impact of decreased housing starts across all our product categories. Lumber & lumber sheet goods and prefabricated components are also heavily influenced by commodity price deflation. For the lumber & lumber sheet goods category, our unit volume declined 24.4% while our prices declined 17.0%. This equates to $52.6 million and $36.5 million in sales declines due to unit volumes and price, respectively.

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

Gross Margin.  Gross margin decreased $53.6 million, or 31.5%. The gross margin percentage decreased from 26.5% in 2006 to 25.1% in 2007. Our gross margin dollars decreased primarily due to lower sales volume and lower lumber prices. Pricing pressure from our customers and the rising percentage of installed sales, which traditionally carry lower gross margins, had a negative impact on our gross margin percentage during the current quarter. In addition, our fixed manufacturing and installation overhead did not adjust to the lower sales volume and had a negative impact of 80 percentage points on our gross margin percentage. The overall decline in gross margin percentage was partially mitigated by a favorable change in sales mix towards higher margin products such as prefabricated components, millwork, and windows and doors. If market conditions continue to create increased competitive pressure, we may not be able to maintain these margins during the remainder of 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $18.2 million, or 15.5%. Our salaries and benefits expense, excluding $1.1 million of incremental stock-based compensation expense, decreased $16.8 million, or 22.1%, while our full-time equivalent employee headcount decreased 17.9%. Professional services fees decreased $1.2 million, the result of the company managing this semi-variable cost in response to current market conditions.

As a percent of sales, selling, general and administrative expenses increased from 18.3% in 2006 to 21.4% in 2007. Price deflation for commodity lumber products had a negative effect in 2007 of approximately 1.6 percentage points. In addition, incremental stock-based compensation expense increased selling, general and administrative expenses as a percentage of sales by 0.2 percentage points. Our fixed costs did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and plan to make adjustments as necessary.

Interest Expense, Net.  Net interest expense was $6.6 million for the three months ended June 30, 2007, a decrease of $0.7 million. The decrease was primarily attributable to increased interest income related to higher cash balances and was partially offset by additional interest expense resulting from higher interest rates during the three months ended June 30, 2007.

Income Tax Expense.  The effective tax rate decreased to 19.9% for the three months ended June 30, 2007, compared to 37.1% for the three months ended June 30, 2006. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.5 million based on the provisions outlined in the legislation. The adjustment was recorded as a reduction to income tax expense. Also during the current quarter, the Internal Revenue Service completed the examination of our 2004 federal income tax return. As a result, we reduced the reserve for uncertain tax positions by approximately $0.4 million for those tax positions determined to be effectively settled.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Sales.  Sales for the six months ended June 30, 2007 were $876.3 million, a 28.8% decrease from sales of $1,231.0 million for the six months ended June 30, 2006. In the six months ended June 30, 2007, housing starts in our markets decreased approximately 35.0%. In addition, market prices for lumber and lumber sheet goods were on average approximately 22.8% lower than in the six months ended June 30, 2006. However, we limited the negative commodity price impact to only a 16.6% sales decline in our lumber & lumber sheet goods category and a 5.7% decline in our total sales primarily through purchasing efficiencies, price management and product mix. In addition, market share gains and, to a lesser extent, sales from new operations partially offset the significant decline in housing starts and market prices for commodity lumber products.

The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2007		2006
		% of		% of
	Sales	Sales	Sales	Sales	% Change

Prefabricated components	$185.5	21.2%	$259.4	21.1%	(28.5)%
Windows & doors	197.9	22.6%	246.6	20.0%	(19.7)%
Lumber & lumber sheet goods	240.7	27.5%	420.7	34.2%	(42.8)%
Millwork	82.2	9.4%	108.7	8.8%	(24.4)%
Other building products & services	170.0	19.3%	195.6	15.9%	(13.1)%

Total sales	$876.3	100.0%	$1,231.0	100.0%	(28.8)%

We continued to improve our sales mix during the period, transitioning from commodity items to higher margin, value-added products, but we felt the negative impact of decreased housing starts across all our product categories. Lumber & lumber sheet goods and prefabricated components are also heavily influenced by commodity price deflation. In addition, sales of prefabricated components suffered disproportionately during the first quarter of 2007 due to the concentration of manufactured product sales in our Mid-Atlantic and Florida markets, which experienced significant declines in housing activity. For the lumber & lumber sheet goods category, our unit volume declined 26.2% while our prices declined 16.6%. This equates to $110.1 million and $69.9 million in sales declines due to unit volumes and price, respectively.

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

Gross Margin.  Gross margin decreased $99.4 million, or 31.0%. The gross margin percentage decreased from 26.0% in 2006 to 25.2% in 2007. Our gross margin dollars decreased primarily due to lower sales volume and lower lumber prices. Pricing pressure from our customers and the rising percentage of installed sales, which traditionally carry lower gross margins, had a negative impact on our gross margin percentage during the period. In addition, our fixed manufacturing and installation overhead did not adjust to the lower sales volume and had a negative impact of 90 percentage points on our gross margin percentage. The overall decline in gross margin percentage was partially mitigated by a favorable change in sales mix towards higher margin products such as prefabricated components, millwork, and windows and doors.. If market conditions continue to create increased competitive pressure, we may not be able to maintain these margins during the remainder of 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $33.0 million, or 14.3%. Our salaries and benefits expense, excluding $2.1 million of incremental stock-based compensation expense, decreased $31.1 million, or 20.7%, while our full-time equivalent employee headcount decreased 17.9%. Professional services fees decreased $1.0 million, the result of the company managing this semi-variable cost in response to current market conditions.

As a percent of sales, selling, general and administrative expenses increased from 18.7% in 2006 to 22.5% in 2007. Price deflation for commodity lumber products had a negative effect in 2007 of approximately 1.7 percentage points. In addition, incremental stock-based compensation expense increased selling, general and administrative expenses as a percentage of sales by 0.2 percentage points. Our fixed costs did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and plan to make adjustments as necessary.

Interest Expense, Net.  Net interest expense was $13.3 million for the six months ended June 30, 2007, a decrease of $1.2 million. The decrease was primarily attributable to increased interest income related to higher cash balances and was partially offset by additional interest expense resulting from higher interest rates during the six months ended June 30, 2007.

Income Tax Expense.  The effective tax rate decreased to 20.5% for the six months ended June 30, 2007, compared to 37.3% for the six months ended June 30, 2006. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.5 million based on the provisions outlined in the legislation. The adjustment was recorded as a reduction to income tax expense. Also during the current quarter, the Internal Revenue Service completed the examination of our 2004 federal income tax return. As a result, we reduced the reserve for uncertain tax positions by approximately $0.4 million for those tax positions determined to be effectively settled.

LIQUIDITY AND CAPITAL RESOURCES

For information regarding our liquidity and capital resources see our annual report on Form 10-K for the year ended December 31, 2006. Our cash balance has increased from $93.3 million at December 31, 2006, to $144.5 million at June 30, 2007. There have been no other material changes in our liquidity, commitments for capital expenditures or sources and mix of capital resources.

Consolidated Cash Flows

Cash provided by operating activities increased $24.2 million to $53.6 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase was primarily due to changes in working capital driven by sales volume trends. During the six months ended June 30, 2006, our sales volume was trending upward, and our accounts receivable and inventories were increasing in support of our higher sales volume. The upward trend in sales volume over the six months ended June 30, 2007, was not as pronounced and thus our deployment of capital to support these sales was less than the same period a year ago. Our accounts payable balance grew during the six months ended June 30, 2007 due to a seasonal increase in sales volume as well as ongoing negotiations with vendors on payment terms.

During the six months ended June 30, 2007 and 2006, cash flows used for investing activities were $5.1 million and $41.5 million, respectively. Capital expenditures decreased from $15.8 million for the six months ended June 30, 2006, to $5.9 million for the six months ended June 30, 2007, as we strive to conserve capital in the current operating environment. We also used cash of $26.3 million to purchase a supplier of prefabricated components and building materials in 2006.

Net cash provided by financing activities was $2.8 million for the six months ended June 30, 2007, compared to $7.2 million for the six months ended June 30, 2006. The decrease was primarily due to a reduction in cash received from stock option exercises.

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

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue number 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long- term debt balances. Based on debt outstanding and interest rate swap contracts in place at June 30, 2007, a 1.0% increase in interest rates would result in approximately $1.1 million of additional interest expense annually.

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

Limitations on the Effectiveness of Controls.  We do not expect that our disclosure controls and procedures will prevent all errors or all fraud. A system of controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Because of the limitations in all such systems, no evaluation can provide absolute assurance that all control issues or instances of fraud, if any, within the Company have been detected. Furthermore, the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how unlikely. Because of these inherent limitations in a cost-effective system of controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) None

Item 3.	Defaults upon Senior Securities

(a) None

(b) None

Item 4.	Submission of Matters to a Vote of Security Holders

The company’s annual meeting of stockholders was held on May 24, 2007. The owners of 34,052,169 shares of the company’s common stock, representing 96.09 percent of the voting power of all of the shares of common stock issued and outstanding on March 30, 2007, the record date for the meeting, were represented at the annual meeting. Each share of common stock was entitled to one vote at the annual meeting.

Our stockholders elected each of the following individuals as a director of the company for a term of three years: Mr. Ramsey A. Frank (28,518,020 votes in favor, 5,534,149 votes withheld), Mr. Kevin J. Kruse (32,838,227 votes in favor, 1,213,942 votes withheld), and Mr. Floyd F. Sherman (31,153,701 votes in favor, 2,898,468 votes withheld). Mr. Paul S. Levy, Mr. David A. Barr, Mr. Cleveland A. Christophe and Mr. Craig A. Steinke continue as directors and, if nominated, will next stand for re-election at the 2008 annual meeting of stockholders. Mr. Michael Graff, Mr. Robert C. Griffin and Mr. Brett N. Milgrim continue as directors and, if nominated, will next stand for re-election at the 2009 annual meeting of stockholders.

Our stockholders approved the adoption of the Builders FirstSource, Inc. 2007 Incentive Plan with 27,192,318 votes in favor, 4,084,488 votes against, 29,156 abstentions, and 2,746,207 broker non-votes.

Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007 with 34,016,137 votes in favor, 13,075 votes against and 22,957 abstentions.

Item 5.	Other Information

(a) None

(b) None

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2007).
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/  FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

August 2, 2007

/s/  CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

August 2, 2007

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.1+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 9, 2007).
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

+	Indicates a management contract or compensatory plan or arrangement