Form 10-Q
period 2007-09-30
Builders FirstSource, Inc.
filed 2007-11-01
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-51357

BUILDERS FIRSTSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Bryan Street, Suite 1600	75201
Dallas, Texas	(Zip Code)
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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 29, 2007 was 35,632,794.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)

Sales	$413,917	$569,895	$1,290,200	$1,800,875
Cost of sales	314,294	418,100	969,393	1,328,454

Gross margin	99,623	151,795	320,807	472,421
Selling, general and administrative expenses	93,197	110,562	290,230	340,553
Impairment of goodwill	18,864	6,763	18,864	6,763

(Loss) income from operations	(12,438)	34,470	11,713	125,105
Interest expense, net	6,550	7,292	19,845	21,793

(Loss) income before income taxes	(18,988)	27,178	(8,132)	103,312
Income tax (benefit) expense	(6,976)	9,862	(4,747)	38,296

Net (loss) income	$(12,012)	$17,316	$(3,385)	$65,016

Net (loss) income per share:
Basic	$(0.34)	$0.51	$(0.10)	$1.93

Diluted	$(0.34)	$0.48	$(0.10)	$1.80

Weighted average common shares:
Basic	35,006	34,051	34,851	33,651

Diluted	35,006	36,018	34,851	36,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands, except
	per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$132,411	$93,258
Accounts receivable, less allowances of $7,366 and $6,292 at September 30, 2007 and December 31, 2006, respectively	190,349	196,658
Inventories	111,708	122,015
Other current assets	30,468	28,380

Total current assets	464,936	440,311
Property, plant and equipment, net	104,843	109,777
Goodwill	161,248	173,806
Other assets, net	21,275	24,621

Total assets	$752,302	$748,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,226	$84,944
Accrued liabilities	52,432	59,329
Current maturities of long-term debt	445	442

Total current liabilities	156,103	144,715
Long-term debt, net of current maturities	318,424	318,758
Other long-term liabilities	16,993	28,178

	491,520	491,651
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 35,631 and 34,832 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	350	345
Additional paid-in capital	136,805	127,630
Retained earnings	122,742	126,974
Accumulated other comprehensive income	885	1,915

Total stockholders’ equity	260,782	256,864

Total liabilities and stockholders’ equity	$752,302	$748,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net (loss) income	$(3,385)	$65,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,056	16,310
Impairment of goodwill	18,864	6,763
Amortization of deferred loan costs	1,976	1,965
Bad debt expense	1,782	398
Non-cash stock based compensation	6,033	2,963
Deferred income taxes	(9,936)	(3,883)
Net gain on sales of assets	(583)	(215)
Changes in assets and liabilities:
Accounts receivable	8,819	7,169
Inventories	11,892	6,982
Other current assets	(589)	(4,236)
Other assets and liabilities	(2,223)	2,380
Accounts payable	16,626	(12,125)
Accrued liabilities	(7,605)	(16,068)

Net cash provided by operating activities	59,727	73,419

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,451)	(22,097)
Proceeds from sale of property, plant and equipment	1,552	1,333
Cash used for acquisitions, net	(17,626)	(26,560)

Net cash used in investing activities	(23,525)	(47,324)

Cash flows from financing activities:
Payments on long-term debt	(331)	(22)
Deferred loan costs	—	(100)
Exercise of stock options	3,765	9,126
Repurchase of common stock	(483)	—

Net cash provided by financing activities	2,951	9,004

Net change in cash and cash equivalents	39,153	35,099
Cash and cash equivalents at beginning of period	93,258	30,736

Cash and cash equivalents at end of period	$132,411	$65,835

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

2.	Goodwill

Two of our reporting units have underperformed due to their specific business climate declining as housing activity has softened and competitors have gained market share. The carrying value of goodwill for these reporting units was $31.6 million as of December 31, 2006. Since December 31, 2006, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test.

During the three months ended September 30, 2007, the macroeconomic factors that drive our business declined further prompting management to revise its expectations for its reporting units. As a result of these unfavorable operating conditions, we performed an interim impairment test for certain of our reporting units in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2007. Based on this interim impairment test, management determined that the carrying value of goodwill for two of our reporting units exceeded their respective estimated fair values and recorded an $18.9 million pre-tax impairment charge. One of these reporting units was impaired at September 30, 2006. For that quarter, we recorded a $6.8 million pre-tax impairment charge. Fair value was determined based on discounted cash flows. We will continue to monitor these reporting units and our other reporting units, as additional declines in housing activity for these or other of our reporting units could result in an additional impairment of the related goodwill.

3.	Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. There were 3.3 million options and 606,000 restricted shares excluded from the computation of diluted EPS for the three and nine months ended September 30, 2007 because their effect was

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anti-dilutive. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 3.0 million for the three and nine months ended September 30, 2006. Weighted average shares outstanding for the three and nine months ended September 30, 2006 have also been adjusted for 54,000 and 357,000 shares of restricted stock, respectively. Options to purchase 593,000 shares of common stock and 311,000 restricted stock shares were not included in the computations of diluted EPS for the three months ended September 30, 2006 because their effect was anti-dilutive. Options to purchase 540,000 shares of common stock and 8,000 restricted stock shares were not included in the computations of diluted EPS for the nine months ended September 30, 2006 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted average shares for basic EPS	35,006	34,051	34,851	33,651
Dilutive effect of stock awards and options	—	1,967	—	2,378

Weighted average shares for diluted EPS	35,006	36,018	34,851	36,029

4.	Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Term loan	$39,594	$39,898
Floating rate notes	275,000	275,000
Other	4,275	4,302

	318,869	319,200
Less: current portion of long-term debt	445	442

Total long-term debt	$318,424	$318,758

Our available borrowing capacity under the revolving credit facility at September 30, 2007 and December 31, 2006 was $107.8 million and $106.6 million, respectively. Based on current market conditions, by the first quarter of 2008 we may be in violation of certain financial covenants contained in the credit facility. We are currently evaluating our available financing options, and expect to have new financing in place prior to violation of existing covenants. Should other alternatives prove unsatisfactory, prior to a covenant default under our loan agreement we would expect to repay our term loan of $39.6 million from available cash on hand. Any resulting covenant default could prevent us from borrowing under our revolving credit facility and require us to cash collateralize our standby letters of credit in the amount of $17.2 million.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

The following table presents the components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net (loss) income	$(12,012)	$17,316	$(3,385)	$65,016
Other comprehensive income — change in fair value of interest rate swap agreements, net of related tax effect	(570)	(1,146)	(1,030)	221

Total comprehensive (loss) income	$(12,582)	$16,170	$(4,415)	$65,237

6.	Employee Stock-based Compensation

Our board of directors granted 600,000 stock options and 366,000 shares of restricted stock to employees on February 27, 2007. The grants were made under our 2005 Equity Incentive Plan and vest ratably over two to three years. We estimate that this grant will result in incremental stock-based compensation of approximately $3.7 million for the year ending December 31, 2007. The exercise price for these options and the grant date fair value for the restricted stock was $18.00 per share, which was the closing stock price on that date. The weighted average grant date fair value of these options was $6.50 and was determined using the following weighted average assumptions:

Expected life	4.4 years
Expected volatility	35.16%
Expected dividend yield	0.00%
Risk-free rate	4.47%

7.	Commitments and Contingencies

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

8.	Segment and Product Information

We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, and thus have one reportable segment.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by product category for the three and nine month periods ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Prefabricated components	$85,364	$118,273	$270,864	$377,643
Windows & doors	94,033	120,495	291,944	367,100
Lumber & lumber sheet goods	109,892	172,991	350,523	593,690
Millwork	41,397	52,961	123,625	161,705
Other building products & services	83,231	105,175	253,244	300,737

Total sales	$413,917	$569,895	$1,290,200	$1,800,875

9.	Acquisition

On July 31, 2007, the Company acquired the common stock of Bama Truss and Components, Inc. (“Bama”) for cash consideration of $17.6 million (including certain adjustments). Of this amount, $2.6 million was allocated to customer relationships and $1.1 million to non-compete agreements, which are being amortized over nine years and two to five years, respectively. In addition, $6.3 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment.

Based in Shelby, Alabama, Bama is a market leader in multi-family and light commercial manufactured structural components. Its products include wood roof and floor trusses, wood panels, steel roof trusses and related building materials and services. The acquisition was accounted for by the purchase method, and accordingly the results of operations are included in the Company’s consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values at the acquisition date. The excess of purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as this acquisition is not material.

10.	Income Taxes

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

As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect adjustment, we had approximately $2.4 million of total gross unrecognized tax benefits at January 1, 2007, $1.8 million of which will affect our effective tax rate if recognized. Also as of the adoption date, we had approximately $0.5 million ($0.3 million net of federal benefit) of interest and penalties accrued related to the unrecognized tax benefits. During the current quarter, the statute of limitations expired in certain federal and state jurisdictions for the 2003 tax year. As a result, we reduced the reserve for uncertain tax positions by approximately $0.2 million for the reserves recorded for that year. During the second quarter, we reduced the reserve for unrecognized tax benefits by approximately $0.4 million due to certain items being effectively settled through an IRS audit of the 2004 tax year. There were no other significant changes during the first nine months of 2007 to the reserve balance for uncertain tax positions, including interest and penalties. We currently record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. The company operates in 13 states with various years open to examination.

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

11.	Recent Accounting Pronouncements

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

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material effect on our consolidated financial statements.

12.	Subsequent Event

Kevin O’Meara has resigned as President and Chief Operating Officer of the Company effective October 29, 2007. We have redistributed Mr. O’Meara’s responsibilities; and therefore, we have no plans to fill the position at this time. At the request of the Board of Directors, Floyd Sherman, Chief Executive Officer, has advised the Board that he intends to remain as Chief Executive Officer of the Company for the next three to five years.

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

COMPANY OVERVIEW

We are a leading supplier and manufacturer of structural and related building products for residential new construction in the U.S. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. We also manufacture custom millwork and trim that we market under the Synboardtm brand name, and aluminum and vinyl windows. We also assemble interior and exterior doors into pre-hung units. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber & lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

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

demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our sales and margins. The decline in housing starts continues to be widespread affecting all our markets. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. However, during the nine months ended September 30, 2007, our sales to the top 10 homebuilders in the country decreased 33.9% compared to the nine months ended September 30, 2006. This decline is consistent with the overall decline in housing activity in our markets. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components. In the third quarter of 2007, we further advanced this strategy with the purchase of Bama Truss and Components, Inc. which is a market leader in multi-family and light commercial manufactured structural components based in Shelby, Alabama.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has ceased as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities in markets that are underserved. In light of the current operating conditions, however, we do not anticipate opening or expanding as many facilities as we have in the past few years. New facilities, including acquisitions, generated incremental sales of approximately $25.3 million in the nine months ended September 30, 2007, compared to the same period in 2006.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners. During the third quarter of 2007, the mortgage markets experienced substantial disruption due to increased defaults related to “subprime mortgages.” This mortgage market disruption has had a two-fold effect on the current homebuilder market. First, lenders have tightened the qualification criteria for mortgages, effectively taking a substantial number of potential home buyers out of the market and therefore reducing demand for new homes. Second, the increase in defaults has increased the inventory of homes for sale, creating more competition for homebuilders.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Housing starts continued to experience year-over-year declines during the third quarter 2007 due in part to the tightened credit standards in the mortgage markets. According to the U.S. Census Bureau, housing starts for September 2007 were at a seasonally adjusted annual rate of 1.226 million, which is 25.9% below the September 2006 rate of 1.654 million and 24.7% below the December 2006 rate of 1.628 million. Third quarter 2007 housing starts for our markets decreased approximately 32% compared to the third quarter 2006. In addition, market prices for lumber & lumber sheet goods in the third quarter 2007 were on average approximately 2% lower than a year ago.

In response to industry conditions, we have continued our focus on diligently controlling costs and mitigating the decrease in sales through market share gains and new operations. Despite the challenges of the current operating environment, in the current quarter we have grown our sales from market share gains by approximately six percent, maintained 24.1% gross margins, and reduced our selling, general and administrative expense by 15.7%, compared to our sales volume decline of 23.9%, when compared to the same quarter last year. Additionally, we have generated $67 million in cash, after acquisitions, since September of 2006.

In this environment, we are managing our business day-to-day, adjusting to customer demand. We want to avoid taking steps that will limit our ability to compete and to create long-term shareholder value. We will continue to look for ways to counteract the non-controllable macroeconomic factors and will persistently strive to grow our market share and flex our cost structure while still providing quality customer service as we manage through this down cycle. We cannot predict the duration or the severity of the current market conditions, but we believe with cash of $132.4 million, we are well-positioned for the challenging operating environment and for growth opportunities.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in lower or negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility or cash on hand. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. We believe our substantial cash balance will be sufficient to cover seasonal working capital needs. We also have available borrowing capacity under the revolving credit facility which at September 30, 2007 was $107.8 million. However, based on current market conditions, by the first quarter of 2008 we may be in violation of certain financial covenants contained in the credit facility. We are currently evaluating our available financing options, and expect to have new financing in place prior to violation of existing covenants. Should other alternatives prove unsatisfactory, prior to a covenant default under our loan agreement we would expect to repay our term loan of $39.6 million from available cash on hand. Any resulting covenant default could prevent us from borrowing under our revolving credit facility and require us to cash collateralize our standby letters of credit in the amount of $17.2 million.

RECENT DEVELOPMENTS

Goodwill Impairment

Two of our reporting units have underperformed due to their specific business climate declining as housing activity has softened and competitors have gained market share. The carrying value of goodwill for these reporting units was $31.6 million as of December 31, 2006. Since December 31, 2006, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test.

During the three months ended September 30, 2007, the macroeconomic factors that drive our business declined further prompting management to revise its expectations for its reporting units. As a result of these unfavorable operating conditions, we performed an interim impairment test for certain of our reporting units in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2007. Based on this interim impairment test, management determined that the carrying value of goodwill for two of our reporting units exceeded their respective estimated fair values and recorded an $18.9 million pre-tax impairment charge. One of these reporting units was impaired at September 30, 2006. For that quarter, we recorded a $6.8 million pre-tax impairment charge. Fair value was determined based on discounted cash flows. We will continue to monitor these reporting units and our other reporting units, as additional declines in housing activity for these or other of our reporting units could result in an additional impairment of the related goodwill.

Acquisition

On July 31, 2007, the Company acquired the common stock of Bama Truss and Components, Inc. (“Bama”) for cash consideration of $17.6 million (including certain adjustments). Of this amount, $2.6 million was allocated to customer relationships and $1.1 million to non-compete agreements, which are being amortized over nine years and two to five years, respectively. In addition, $6.3 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment.

Based in Shelby, Alabama, Bama is a market leader in multi-family and light commercial manufactured structural components. Its products include wood roof and floor trusses, wood panels, steel roof trusses and related building materials and services. The acquisition was accounted for by the purchase method, and accordingly the results of operations are included in the Company’s consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values at the acquisition date. The excess of purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as this acquisition is not material.

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

As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. Including the cumulative effect adjustment, we had approximately $2.4 million of total gross unrecognized tax benefits at January 1, 2007, $1.8 million of which will affect our effective tax rate if recognized. Also as of the adoption date, we had approximately $0.5 million ($0.3 million net of federal benefit) of interest and penalties accrued related to the unrecognized tax benefits. During the current quarter, the statute of limitations expired in certain federal and state jurisdictions for the 2003 tax year. As a result, we reduced the reserve for uncertain tax positions by approximately $0.2 million for the reserves recorded for that year. During the second quarter, we reduced the reserve for unrecognized tax benefits by approximately $0.4 million due to certain items being effectively settled through an IRS audit of the 2004 tax year. There were no other significant changes during the first nine months of 2007 to the reserve balance for uncertain tax positions, including interest and penalties. We currently record interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. The company operates in 13 states with various years open to examination.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2007 and 2006, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.9%	73.4%	75.1%	73.8%

Gross margin	24.1%	26.6%	24.9%	26.2%
Selling, general and administrative expenses	22.5%	19.4%	22.5%	18.9%
Impairment of goodwill	4.6%	1.2%	1.5%	0.4%

(Loss) income from operations	(3.0)%	6.0%	0.9%	6.9%
Interest expense	1.6%	1.3%	1.5%	1.2%
Income tax (benefit) expense	(1.7)%	1.7%	(0.4)%	2.1%

Net (loss) income	(2.9)%	3.0%	(0.2)%	3.6%

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Sales.  Sales for the three months ended September 30, 2007 were $413.9 million, a 27.4% decrease from sales of $569.9 million for the three months ended September 30, 2006. In the three months ended September 30, 2007, housing starts in our markets decreased approximately 32%. In addition, market prices for lumber & lumber sheet goods were on average approximately 2% lower than in the three months ended September 30, 2006 which reduced our total sales by approximately 0.6%. In addition, the decline in housing activity within our markets is prompting increased competitive conditions. We have responded by lowering our prices to customers in the lumber & lumber sheet goods category reducing total sales by an estimated 3.0% for the quarter. Market share gains and, to a lesser extent, sales from new operations, partially offset the decline in housing starts and market prices for commodity lumber products.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2007		2006
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$85.4	20.6%	$118.3	20.8%	(27.8)%
Windows & doors	94.0	22.7%	120.5	21.1%	(22.0)%
Lumber & lumber sheet goods	109.9	26.6%	173.0	30.4%	(36.5)%
Millwork	41.4	10.0%	52.9	9.3%	(21.7)%
Other building products & services	83.2	20.1%	105.2	18.4%	(20.9)%

Total sales	$413.9	100.0%	$569.9	100.0%	(27.4)%

We continued to transition from commodity items to higher margin, value-added products, but we felt the negative impact of decreased housing starts across all our product categories. Lumber & lumber sheet goods and, to a lesser degree, prefabricated components were also negatively influenced by commodity price deflation. For the lumber & lumber sheet goods category, our unit volume declined 24.8% while our prices declined 11.7%. This equates to $42.9 million and $20.2 million in sales declines due to lower unit volumes and price, respectively.

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

Gross Margin.  Gross margin decreased $52.2 million, or 34.4%. The majority of the decline was in the lumber & lumber sheet goods category, which declined $20.4 million. Our gross margin dollars decreased primarily due to lower sales volume and price concessions to our customers in response to increasingly competitive conditions. The gross margin percentage decreased from 26.6% to 24.1% in 2007. The de-leveraging of lower sales volumes to fixed costs of sales lowered our gross margins by approximately 80 basis points. Lower prices on lumber & lumber sheet goods contributed 140 basis points to the decline. In addition, the rising percentage of installed sales, which traditionally carry lower gross margins, had a negative impact on our gross margins during the quarter. The overall decline in gross margin percentage was partially mitigated by a favorable change in sales mix towards higher margin products such as millwork and windows and doors. If market conditions continue to create increased competitive pressure, we may continue to see margin compression during the remainder of 2007.

Impairment of Goodwill.  Based on interim impairment tests, management determined that the carrying value of goodwill for certain of its reporting units was impaired and recorded an $18.9 million and $6.8 million pre-tax impairment charge during the three months ended September 30, 2007 and 2006, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $17.4 million, or 15.7%, to $93.2 million. The largest decline was in our salaries and benefits expense, which excluding $1.0 million of incremental stock-based compensation expense, decreased $15.3 million, or 21.7%, while our full- time equivalent employee headcount decreased 16.4%. Professional services fees decreased $1.5 million, the result of the company managing this semi-variable cost in response to current market conditions.

As a percent of sales, selling, general and administrative expenses increased from 19.4% in 2006 to 22.5% in 2007. Lower prices on commodity lumber products increased the 2007 percentage by 1.0% as many of our selling, general and administrative expenses do not adjust to changes in price. In addition, incremental stock-based compensation expense increased selling, general and administrative expenses as a percentage of sales by 0.2%. The remaining 1.9% increase is due to fixed costs, which do not adjust lower with declining sales volume. We continue to monitor our operating cost structure closely and make adjustments as necessary.

Interest Expense, Net.  Net interest expense was $6.6 million for the three months ended September 30, 2007, a decrease of $0.7 million. The decrease was primarily attributable to increased interest income related to higher cash balances and was partially offset by additional interest expense resulting from higher interest rates during the three months ended September 30, 2007.

Income Tax Expense.  The effective tax rate increased to 36.7% for the three months ended September 30, 2007, compared to 36.3% for the three months ended September 30, 2006. During the third quarter of 2007, the statute of limitations expired in certain federal and state jurisdictions for the 2003 tax year. As a result, we reduced the reserve for uncertain tax positions by approximately $0.2 million that were recorded for that year. The effective tax rate was also impacted by the shift from income to loss before income taxes.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Sales.  Sales for the nine months ended September 30, 2007 were $1,290.2 million, a 28.4% decrease from sales of $1,800.9 million for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, housing starts in our markets decreased approximately 35%. In addition, market prices for lumber & lumber sheet goods were on average approximately 16% lower than in the nine months ended September 30, 2006. We limited the negative impact on lumber & lumber sheet goods sales and total sales to only 15.2% and 5.0%, respectively, for the nine months ended September 30, 2007 through purchasing efficiencies and price management. Market share gains and, to a lesser extent, sales from new operations, partially offset the significant decline in housing starts and market prices for commodity lumber products.

The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2007		2006
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$270.9	21.0%	$377.7	21.0%	(28.3)%
Windows & doors	291.9	22.6%	367.1	20.4%	(20.5)%
Lumber & lumber sheet goods	350.5	27.2%	593.7	32.9%	(41.0)%
Millwork	123.6	9.6%	161.7	9.0%	(23.6)%
Other building products & services	253.3	19.6%	300.7	16.7%	(15.8)%

Total sales	$1,290.2	100.0%	$1,800.9	100.0%	(28.4)%

We continued to improve our sales mix during the period, transitioning from commodity items to higher margin, value-added products, but we felt the negative impact of decreased housing starts across all our product categories. Lumber & lumber sheet goods and, to a lesser degree, prefabricated components are heavily influenced by commodity price deflation. In addition, the decline in housing activity within our markets is prompting increased competitive conditions. We have responded by lowering our prices to our customers in the lumber & lumber sheet goods category reducing total sales by an estimated 5.0% for the nine months ended September 30, 2007. For the lumber & lumber sheet goods category, our unit volume declined 25.8% while our prices declined 15.2%. This equates to $153.1 million and $90.1 million in sales declines due to lower unit volumes and price, respectively.

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

Gross Margin.  Gross margin decreased $151.6 million, or 32.1%. The majority of the decline was in the lumber & lumber sheet goods category, which declined $60.7 million. Our gross margin dollars decreased primarily due to lower sales volume and price concessions to our customers in response to increasingly competitive conditions. The gross margin percentage decreased from 26.2% in 2006 to 24.9% in 2007. The de-leveraging of lower sales volumes to fixed costs of sales lowered our gross margins by approximately 85 basis points. Lower prices on lumber & lumber sheet goods contributed 70 basis points to the decline. In addition, the rising percentage of installed sales, which traditionally carry lower gross margins, had a negative impact on our gross margins during the nine months ended September 30, 2007. The overall decline in gross margin percentage was partially mitigated by a favorable change in sales mix towards higher margin products such as millwork and windows and doors. If market conditions continue to create increased competitive pressure, we may continue to see margin compression during the remainder of 2007.

Impairment of Goodwill.  Based on interim impairment tests, management determined that the carrying value of goodwill for certain of its reporting units was impaired and recorded an $18.9 million and $6.8 million pre-tax impairment charge during the nine months ended September 30, 2007 and 2006, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $50.3 million, or 14.8%. Our salaries and benefits expense, excluding $3.1 million of incremental stock-based compensation expense, decreased $46.5 million, or 21.1%, while our full-time equivalent employee headcount decreased 17.4%. Professional services fees decreased $2.5 million, the result of the company managing this semi-variable cost in response to current market conditions.

As a percent of sales, selling, general and administrative expenses increased from 18.9% in 2006 to 22.5% in 2007. Lower prices for lumber products increased the 2007 percentage by 1.5% as many of our selling, general and administrative expenses do not adjust with changes in price. In addition, incremental stock-based compensation expense increased selling, general and administrative expenses as a percentage of sales by 0.2%. The remaining 1.9% increase is due to fixed costs, which do not adjust lower with declining sales volume. We continue to monitor our operating cost structure closely and plan to make adjustments as necessary.

Interest Expense, Net.  Net interest expense was $19.8 million for the nine months ended September 30, 2007, a decrease of $1.9 million. The decrease was primarily attributable to increased interest income related to higher cash balances and was partially offset by additional interest expense resulting from higher interest rates during the nine months ended September 30, 2007.

Income Tax Expense.  The effective tax rate increased to 58.4% for the nine months ended September 30, 2007, compared to 37.1% for the nine months ended September 30, 2006. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.5 million based on the provisions outlined in the legislation. The adjustment was recorded as a reduction to income tax expense. Also during the first nine months of 2007, the Internal Revenue Service completed the examination of our 2004 federal income tax return and the statute of limitations expired in certain federal and state jurisdictions for the 2003 tax year. As a result, we reduced the reserve for uncertain tax positions by approximately $0.6 million. The effective tax rate was also impacted by the shift from income to loss before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

For information regarding our liquidity and capital resources see our annual report on Form 10-K for the year ended December 31, 2006. Our cash balance has increased from $93.3 million at December 31, 2006, to $132.4 million at September 30, 2007. Our available borrowing capacity under the revolving credit facility at September 30, 2007 was $107.8 million. Based on current market conditions, by the first quarter of 2008 we may be in violation of certain financial covenants contained in the credit facility. We are currently evaluating our available financing options, and expect to have new financing in place prior to violation of existing covenants. Should other alternatives prove unsatisfactory, prior to a covenant default under our loan agreement we would expect to repay our term loan of $39.6 million from available cash on hand. Any resulting covenant default could prevent us from borrowing under our revolving credit facility and require us to cash collateralize our standby letters of credit in the amount of $17.2 million. There have been no other material changes in our liquidity, commitments for capital expenditures or sources and mix of capital resources.

Consolidated Cash Flows

Cash provided by operating activities decreased $13.7 million to $59.7 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The decrease was essentially due to a decrease in operating income primarily as a result of the decrease in our sales volume and sales prices. This decrease in operating income was partially offset by changes in working capital as the company continues to aggressively manage working capital by reducing inventory levels and negotiating more favorable payment terms with our vendors.

During the nine months ended September 30, 2007 and 2006, cash flows used for investing activities were $23.5 million and $47.3 million, respectively. Capital expenditures decreased from $22.1 million for the nine months ended September 30, 2006, to $7.5 million for the nine months ended September 30, 2007, as we strive to conserve capital in the current operating environment. We also used cash of $17.6 million to purchase a supplier of multi-family and light commercial manufactured structural components in 2007, and $26.6 million to purchase a supplier of prefabricated components and building materials in 2006.

Net cash provided by financing activities was $3.0 million for the nine months ended September 30, 2007, compared to $9.0 million for the nine months ended September 30, 2006. The decrease was primarily due to a reduction in cash received from stock option exercises.

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

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective as of January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at September 30, 2007, a 1.0% increase in interest rates would result in approximately $1.1 million of additional interest expense annually.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2007, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”). The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2006 Form 10-K.

The first risk factor contained in Item 1A of the 2006 Form 10-K is amended to read as follows:

The industry in which we operate is dependent upon the homebuilding industry, the economy, and other important factors; the housing industry is undergoing a significant downturn.

The building products supply industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence, supply and demand for housing stock, foreclosure rates and the economy generally. Unfavorable changes in demographics or a weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized sub-contractors, and shortages of materials. In addition, the homebuilding industry is subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry is undergoing a significant downturn. We believe that the market downturn is attributable to a variety of factors, including: a decline in consumer confidence; decreased housing affordability; excess home inventories; a substantial reduction in speculative home investment; and an industry-wide softening of demand. The downward trend in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn has had a significant adverse effect on our business and results of operations during fiscal 2007.

In addition, during 2007, the mortgage markets experienced substantial disruption due to increased defaults relating to “sub-prime mortgages.” This development has resulted in the decreased availability of mortgage financing generally and more restrictive financing terms, which in turn have contributed to the decline in demand for new homes. The mortgage market disruption is likely to delay any future improvement in the housing market.

We cannot predict the duration or severity of the current market conditions, or the timing or strength of any future recovery of housing activity in our markets. We also cannot provide any assurances that the operational strategies we have implemented to address the current market conditions will be successful. We expect that these adverse industry conditions are likely to continue to have a substantial adverse effect on our business and results of operations until the housing market improves.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) None

Item 3.	Defaults upon Senior Securities

(a) None

(b) None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) Kevin O’Meara, President and Chief Operating Officer, resigned his position with the Company effective October 29, 2007. We have redistributed Mr. O’Meara’s responsibilities; and therefore, we have no plans to fill this position at this time. At the request of the Board of Directors,, Floyd Sherman, Chief Executive Officer, has advised the Board that he intends to remain as Chief Executive Officer of the Company for the next three to five years.

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

November 1, 2007

/s/  CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

November 1, 2007