Form 10-K
period 2007-12-31
Builders FirstSource, Inc.
filed 2008-03-05
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $269.3 million based on the closing price per share on that date of $16.06 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 29, 2008 was 36,030,411.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2008 are incorporated by reference into Part III of this Form 10-K.

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

OVERVIEW

Builders FirstSource, Inc. is a leading supplier and manufacturer of structural and related building products for residential new construction. We have operations principally in the southern and eastern United States with 65 distribution centers and 63 manufacturing facilities, many of which are located on the same premises as our distribution centers. We have successfully acquired and integrated 27 companies since our formation and are currently managed as three regional operating groups — Atlantic, Southeast and Central — with centralized financial and operational oversight. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc. On October 13, 1999, the company’s name changed to Builders FirstSource, Inc. Publicly held since 2005, our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market. According to the National Association of Home Builders, the single family residential construction market was an estimated $303.8 billion in 2007. The Pro Segment of this market consists predominantly of small, privately owned companies including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There are only seven building product suppliers in the Pro Segment that generate over $1 billion in sales according to ProSales magazine’s 2006 ProSales 100 list. On this list, we were the fifth largest building product supplier in 2006.

Our industry is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. The demand for single family homes decreased significantly in 2007. The U.S. Census Bureau reported a 37.5% decrease in housing starts from 1.6 million units on a seasonally adjusted annual rate in 2006 to 1.0 million units in 2007. Many homebuilders have significantly decreased their starts because of lower demand and an excess of home inventory. The decline in housing starts continues to be widespread affecting all our markets. The National Association of Home Builders is predicting that housing starts will continue to decline into 2008. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.

OUR CUSTOMERS

We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint as we serve 37 markets in 13 states. According to 2007 U.S. Census data, we have operations in 23 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2007. In addition, approximately 51% of U.S. housing permits in 2007 were issued in states in which we operate.

Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2007, our top 10 customers accounted for approximately 22.2% of sales, and no single customer accounted for more than 5.0% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., Pulte Homes, Inc., and The Ryland Group, Inc.

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

OUR PRODUCTS AND SERVICES

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We distribute a wide variety of building products and services directly to homebuilder customers. In addition, we manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. Our comprehensive product offering features over 250,000 stock keeping units (“SKUs”) company-wide in addition to our full range of construction services. We believe our broad product and service offering combined with our scale and experienced sales force have driven market share gains, particularly with production homebuilders, and will help us to maintain our customer base during the downturn in the housing industry.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Since 2003, the combined sales of our prefabricated components, windows & doors and millwork product categories have increased from 48.8% to 53.6% of our total sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. Sales by product category for the years ended December 31, 2007, 2006 and 2005 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K.

Prefabricated Components.  Prefabricated components are factory-built substitutes for job site-framing and include floor trusses, roof trusses, wall panels, stairs, and engineered wood that we design and cut for each home. Our manufactured prefabricated components allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in an indoor, factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without prefabricated components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are stronger and straighter than conventionally framed floors.

Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

Windows & Doors.  The windows & doors category comprises the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture aluminum and vinyl windows in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with an adequate supply of cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on site installation time and providing higher quality finished door units than those constructed on site. These products typically require a high degree of product knowledge and training to sell. As we continue to emphasize higher margin product lines, we expect value-added goods like windows & doors to increasingly contribute to our sales and overall profitability.

Lumber & Lumber Sheet Goods.  Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. This product line has not grown at the same rate as our overall sales over the last five years, as demonstrated by the fact that it represented 26.7% of total sales for the year ended December 31, 2007, compared to 47.6% of total sales in 1999. This change in product mix has been intentional as we have sought to shift builder demand toward higher margin prefabricated components for their framing needs. Despite this shift in product mix, we believe we have grown our market share for lumber & lumber sheet goods over this time period. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future, but to grow over the long-term at a slower rate than our other business lines.

Millwork.  Millwork represents a small but profitable product category. This category includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboardtm brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance such as periodic caulking and painting.

Other Building Products & Services.  Other building products & services consist of various products, including cabinets, gypsum, roofing and insulation. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. We believe these services require scale, capital and sophistication that smaller competitors do not possess.

MANUFACTURING

Our manufacturing facilities utilize the latest technology and the highest quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. As a result, we believe we incur significantly lower engineering and set-up costs than do our competitors, contributing to improved margins and customer satisfaction. We manufacture products within three of our product categories: prefabricated components, millwork, and windows and doors.

Prefabricated Components — Trusses and Wall Panels.  Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type: non-custom versus custom builders. Non-custom builders use prototype house plans as they replicate houses. These house plans may be minimally modified to suit individual customer demand. The number of changes made to a given prototype house, and the number of prototype houses used, varies by builder and their construction and sales philosophy. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. There are three primary benefits to master filing. First, master filing is cost effective as the electronic master file is used rather than designing the components individually each time the prototype house is built. Second, it improves design quality as a house’s design is based on the proven prototype except for any minor builder modifications. Third, master filing allows us to change one file and update all related prototype house designs automatically as we improve the design over time or as the builder modifies the base prototype house. We do not maintain a master file for custom builders who do not replicate houses, as it is not cost effective. For these builders, the components are designed individually for each house.

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

Prefabricated Components — Stairs.  We manufacture box stairs at several of our locations and curved stair cases at our East Brunswick, New Jersey location. After a house is framed, our salesman takes measurements at the job site prior to manufacturing to account for any variation between the blueprints and the actual framed house. We fabricate box stairs based on these measurements. Curved stairs are typically a more customized product and require additional designing, which is done using a computer assisted design program.

Custom Millwork.  Our manufactured custom millwork consists primarily of synthetic exterior trim, custom windows, features and box columns that we sell under our Synboard brand name. Synboard products are sold throughout our company and are manufactured at three locations.

We sand, cut, and shape sheets of 4 foot by 18 or 20 foot Celuka-blown, extruded PVC (“Synboard”) to produce the desired product. We produce exterior trim boards by cutting the Synboard into the same industry-standard dimensions used for wood-based exterior trim boards. We form exterior features by assembling pieces of Synboard and other PVC-based moldings that have been cut, heated and bent over forms to achieve the desired shape. For custom windows, we build the frame from Synboard and glaze the glass into place. We fabricate box columns from sections of PVC that are cut on a 45 degree angle and mitered together.

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

OUR STRATEGY

Our long-term strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry. We have modified our strategy in response to the declining macroeconomic factors that affect our industry. Our strategy during the housing downturn is to maximize financial performance without impairing our ability to compete and create value in the long term.

Increase Sales of Manufactured Products and Service to Existing Customers.  We plan to organically grow our unit volumes and revenues by providing existing customers with incremental value-added products and services. As part of this strategy, we intend to increase sales of manufactured products, which are higher margin and less price sensitive than lumber products. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities. We also intend to grow our sales of construction services, such as professional installation, turn-key framing, shell construction, and design, as a complement to our existing product offerings. Our ability to provide full product and service solutions further strengthens customer loyalty and enables us to retain an advantage over our competitors. Our revenue from these manufactured products totaled $587.9 million for the year ended December 31, 2007, representing 36.9% of total sales.

Expand customer base.  We intend to leverage our business model, geographic breadth and scale to continue to grow our sales to the production homebuilders as they continue to gain market share. We have increased our sales to the 10 largest production homebuilders, as measured by homes sold, from $260.8 million, or 17.2% of our net sales, in 2001 to $354.3 million, or 22.2% of our net sales, for the year ended December 31, 2007. Additionally, during the downturn, we plan to further expand our customer base including our custom homebuilder base.

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

Expand through New Manufacturing and Distribution Centers in Existing and Contiguous Markets.  We believe that several key markets in which we currently operate require increased manufacturing capacity or incremental distribution facilities to reach their full sales potential. In many locations, we believe that we can increase market penetration through the introduction of additional distribution and manufacturing facilities. In addition, we have identified several markets that we believe we can enter with a strong market share from the onset by leveraging our existing nearby facilities, customer relationships and local knowledge. We have delayed plans to open new manufacturing facilities and distribution centers in the short-term until the economic conditions improve. We also are focused on optimizing production for the organization which may lead to further idling some of our operations during the current downturn.

Focus on Cost, Working Capital and Operating Improvements.  We are extremely focused on expenses and working capital to remain a low cost supplier. We maintain a continuous improvement, “best practices” operating philosophy and regularly implement new initiatives to reduce costs, increase efficiency and reduce working capital, thereby enhancing profitability and cash flow. For example, we have linked our computer system to those of some customers to streamline the administrative aspects of the quoting, invoicing and billing processes. We also analyze our workforce productivity to determine the optimal labor mix that minimizes cost, and examine our logistics function to reduce the cost of inbound freight. Our focus on cost controls, working capital and operating improvements is particularly important during this downturn. Our full time equivalent headcount has decreased 36.0% since the beginning of the housing downturn in March 2006, primarily as a result of identifying and implementing operating efficiencies. We will continue to look for ways to implement further operating efficiencies. Although our working capital percentage has experienced a slight increase since December 2006, we are diligently focused on the controllable aspects of working capital including, days sales outstanding, inventory turns and accounts payable days outstanding.

Pursue Strategic Acquisitions.  The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our acquisition strategy centers on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we will selectively seek to acquire companies that manufacture prefabricated components such as roof and floor trusses, wall panels, stairs, and engineered wood, as well as other building products such as millwork. We will also seek to acquire companies that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there are a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and that the homebuilders in these markets, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings and/or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our senior management team has the experience and ability to identify acquisition candidates and integrate acquisitions, having acquired and integrated 27 companies since 1998. Over the next year, we will limit our acquisitions as we anticipate a number of the small, privately owned companies in our industry will find it difficult to continue to operate in the current environment due to their limited access to capital. However, this situation may provide us with opportunities to make thoughtful acquisitions in the markets we think have the most potential for growth.

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

Our experienced locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder, the salesperson and his or her team of experts review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction and regional aesthetic preferences. Next, the team determines the specific package of our products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2007, we employed approximately 520 outside sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 380 internal sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, we generally do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order and shipment generally does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, Georgia Pacific, Canfor Wood Products and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation, M I Windows and Doors and MW Manufacturers Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our and our suppliers’ national footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from over 4,500 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no materials purchases from any single supplier represent more than 11.0% of our total materials purchases in 2007, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We believe we can obtain additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION

Due to the decline in housing starts, we expect increased competition for homebuilder business. However, we believe we have a competitive advantage in our markets, especially in a housing downturn, as many of our competitors in the Pro Segment market are predominantly small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. Our largest competitors in our markets are 84 Lumber Co. (a privately held company), Stock Building Supply (a unit of U.K.-based Wolseley, plc) and Pro-Build Holdings, Inc. (a privately held company, formerly Strober Organization).

We compete in the Pro Segment of the U.S. residential new construction building products supply market. We focus on a distinctly different target market than the home center retailers such as The Home Depot and Lowe’s, who currently primarily serve do-it-yourself and professional remodeling customers. By contrast, our customers consist of professional homebuilders and those that provide construction services to them, with whom we develop strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turn-key framing and shell construction, as well as prefabricated components and installation. Though some of our competitors may have access to greater resources than we do, we believe our geographic scope and the breadth of our product and service offerings position us well to meet the needs of our customers and retain an advantage over such competitors. In addition, our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

Due in part to our long-standing customer relationships, local market knowledge and competitive pricing, we believe we have substantial competitive advantages over the small, privately owned companies with which we primarily compete. According to 2007 U.S. Census data, we have operations in 23 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits, and approximately 51% of U.S. housing permits in 2007 were issued in states in which we operate.

EMPLOYEES

At December 31, 2007, we had approximately 4,900 employees, none of whom were represented by a union. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our primary enterprise resource planning (“ERP”) system, which we use for operations representing 97% of our sales, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in changing product cost environments. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

We have a single financial reporting system that has been highly customized for our business. Consolidated financial, sales and workforce reporting is integrated using Hyperion Business Intelligence system, which aggregates data from our ERP systems along with workforce information from our third-party payroll administrator. This technology platform provides management with robust corporate and location level performance management by leveraging standardized metrics and analytics allowing us to plan, track and report performance and compensation measures.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. We believe our revolving credit facility and our available cash on hand will continue to be sufficient to cover seasonal working capital needs.

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

In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we file electronically with the SEC at www.sec.gov.

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer, President and Director, age 68.  Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and from February 2008 to the present. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. and C.H.I. Overhead Doors, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

Charles L. Horn, Senior Vice President and Chief Financial Officer, age 47.  Mr. Horn joined the company in May 1999 as Vice President — Finance and Controller. He was promoted to Chief Financial Officer in May 2000. Prior to joining the company, Mr. Horn served in a variety of positions at Pier One Imports, most recently as Vice President and Treasurer. Prior to Pier One, he served as Vice President Finance/Chief Financial Officer of Conquest Industries. Mr. Horn also has seven years of public accounting experience with PriceWaterhouse. Mr. Horn is a C.P.A. and received his B.B.A. degree from Abilene Christian University and an M.B.A. from the University of Texas at Austin.

Donald F. McAleenan, Senior Vice President and General Counsel, age 53.  Mr. McAleenan is a co-founder of the company and serves as General Counsel. Prior to co-founding the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 65.  Mr. Tolly was promoted to the position of Senior Vice President — Operations of the company on January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

Frederick B. Schenkel, Vice President — Manufacturing, age 58.  Mr. Schenkel joined the company in 1998 when the company acquired Builders Supply and Lumber (“BSL”) from Pulte Home Corporation. He became Vice

President of the Company in 1999 and was promoted to Vice President — Manufacturing in 2002. Mr. Schenkel has more than 30 years of experience managing manufacturing facilities in the industry and, before joining BSL, held such positions as manufacturing manager for The Ryland Group, Inc., Vice President of Manufacturing for Diversified Homes Corporation of Maryland, and plant manager for Regional Building Systems, Inc. Mr. Schenkel holds a B.A. in accounting from Saint Bonaventure University.

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

The building products industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence, supply and demand for housing stock, the availability of credit, foreclosure rates and the economy generally. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability or inventory levels, or weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized sub-contractors, and shortages of material. In addition, the homebuilding industry is subject to various local, state and federal statutes, ordinances rules and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry is undergoing a significant and sustained downturn. According to the U.S. Census Bureau, housing starts in the U.S. during 2007 declined 37.5% from 2006. We believe that the market downturn is attributable to a variety of factors including: a decline in consumer confidence; credit availability; decreased housing affordability; excess home inventories; a substantial reduction in speculative home investment; and an industry-wide softening of demand. The weakness in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn has had a significant adverse effect on our business and operating results during fiscal 2007.

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

We cannot predict the duration of the current market conditions, or the timing or strength of any future recovery of housing activity in our markets. We also cannot provide any assurances that the homebuilding industry will not weaken further, or that the operational strategies we have implemented to address the current market conditions will be successful. Continued weakness in the homebuilding industry would have a significant adverse effect on our business and operating results as compared to those of earlier periods.

The building supply industry is cyclical and seasonal.

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows. For the year ended December 31, 2007, average prices for lumber and lumber sheet goods were 14.2% lower than the prior year. The current housing downturn may result in a prolonged period of relatively low market prices for wood products. Our lumber & lumber sheet goods product category represented 26.7% of total sales for the year ended December 31, 2007. We have no ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

Our 10 largest customers generated approximately 22.2% of our sales in the year ended December 31, 2007, and our largest customer accounted for less than 5.0% of our sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the current housing downturn, many of our homebuilder customers have substantially reduced construction activity. Some production homebuilder customers have exited or severely curtailed building activity in certain of our markets. This trend is likely to continue until there is a housing recovery in our markets. A prolonged housing downturn could have a significant adverse effect on our financial condition, operating results and cash flows.

In addition to these factors, production homebuilders and other customers may: (i) seek to purchase some of the products that we currently sell directly from manufacturers, (ii) elect to establish their own building products manufacturing and distribution facilities, or (iii) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. In addition, continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

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

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The current housing industry downturn has resulted in increased pricing pressures from production homebuilders and other customers. In addition, continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2007, our funded debt was $275.0 million, all of which was under our second priority senior secured floating rate notes due in 2012. In addition, we have significant obligations under ongoing operating leases which are not reflected in our balance sheet.

As of December 31, 2007, $75.0 million of our debt was at a variable interest rate as we utilize interest rate swap agreements. In the event that interest rates rise, our interest expense would increase. However, our interest rate swap contracts fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding at December 31, 2007, a 1.0% increase in interest rates would result in approximately $0.8 million of additional interest expense annually.

Our substantial debt could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because a significant portion of our borrowings are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

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

We may incur additional indebtedness.

We may incur additional indebtedness under our senior secured credit facility, which provides for up to $350.0 million of revolving credit borrowings. As of December 31, 2007, the available borrowing capacity of the revolver totaled $118.9 million after being reduced by outstanding letters of credit under the revolver of approximately $17.2 million. In addition, we may be able to incur substantial additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the credit agreement governing our senior secured credit facility and the indenture relating to our notes (unless these instruments were restructured). If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

In addition, our senior secured credit facility requires us to meet a specified financial ratio. This financial ratio is a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing our notes and the senior secured credit facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these covenants, including those contained in our senior secured credit facility and the indenture governing our notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins or similar disruptions affecting the global internet. As part of our continuing integration of our computer systems, we plan to integrate our ERPs into a single system. This integration may divert management’s attention from our core businesses. In addition, we may experience delays in such integration or problems with the functionality of the integrated system, which could increase the expected cost of the integration. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, operating results and cash flows.

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

In view of the current housing downturn, we may be required to take additional impairment charges relating to our operations or close under-performing locations.

During 2007, we recorded impairment charges related to the carrying value of goodwill for two of our reporting units. If the current weakness in the housing industry continues, we may need to take additional goodwill impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our operating results. In addition, in response to industry and market conditions, we may have to close certain facilities in under-performing markets. Such facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

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

Our business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, a significant change in our business, the economy or the housing market, an unexpected decrease in our cash flow for any reason, or the requirements of our senior secured credit facility or the indenture governing the notes could result in an inability to obtain the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results and cash flows. In addition, although we have been successful in the past in integrating 27 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Financial Accounting Standards Board or similar entities, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties which could adversely affect our financial condition, operating results and cash flows.

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

We have a broad network of distribution and manufacturing facilities in 13 states throughout the southern and eastern U.S. We have 65 distribution facilities and 63 manufacturing facilities in the following markets:

Alabama	Maryland/Virginia	South Carolina
Auburn	Baltimore/Washington	Anderson/Seneca
Central Alabama	Northeast Maryland	Charleston
Columbia
Florida	New Jersey	Florence
Bunnell	Northeast New Jersey	Grand Strand
Emerald Coast		Greenville
Jacksonville	North Carolina	Southeast South Carolina
Orlando	Charlotte
South Florida	Fayetteville	Tennessee
Tampa	High Point	Eastern Tennessee
	Raleigh	Knoxville
Georgia	Washington	Nashville
Atlanta	Western North Carolina
Augusta	Wilmington	Texas
Central Georgia		Dallas/Fort Worth
Northern Georgia	Kentucky/Ohio	McAllen
	Ohio Valley	San Antonio/Austin
Indiana
Indianapolis

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

We lease 64 facilities and own 25 facilities. These leases generally have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, generally based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

Our common stock has been traded on the NASDAQ Stock Market LLC under the symbol “BLDR” since June 22, 2005. On February 29, 2008, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $6.63. The approximate number of stockholders of record of our common stock on that date was 108, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low

2007
First quarter	$19.50	$16.07
Second quarter	$17.40	$15.91
Third quarter	$16.48	$10.70
Fourth quarter	$11.23	$6.44
2006
First quarter	$26.21	$21.01
Second quarter	$24.94	$17.49
Third quarter	$20.52	$14.92
Fourth quarter	$18.68	$14.10

We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The terms of our $350 million senior credit facility and the indenture governing our notes currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

Although we have not paid regular dividends in the past, we did pay a special cash dividend of $201.2 million, or $8.00 per share, to stockholders in connection with our February 2005 refinancing.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the 30-month period in comparison to the cumulative total returns of the Russell 2000 index and the S&P Building Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from June 30, 2005 to December 31, 2007. We became a public company on June 22, 2005.

COMPARISON OF 30 MONTH CUMULATIVE TOTAL RETURN*
Among Builders FirstSource, Inc., The Russell 2000 Index
And The S&P Building Products Index

*$100 invested on 6/22/05 in stock or on 5/31/05 in index-including reinvestment of dividends.
Fiscal year ending december 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	Builders	Russell	S&P Building
	FirstSource, Inc.	2000	Products

6/05	$100	$100	$100
6/05	105	104	99
7/05	130	110	105
8/05	131	108	100
9/05	145	109	101
10/05	127	105	90
11/05	129	110	92
12/05	138	110	95
1/06	162	120	91
2/06	154	119	97
3/06	147	125	103
4/06	140	125	102
5/06	134	118	100
6/06	132	119	98
7/06	113	115	88
8/06	98	119	93
9/06	99	120	93
10/06	102	126	96
11/06	108	130	98
12/06	115	130	102
1/07	117	132	110
2/07	117	131	109
3/07	104	132	104
4/07	104	135	106
5/07	108	141	116
6/07	104	139	112
7/07	95	129	105
8/07	85	132	101
9/07	70	134	93
10/07	47	138	98
11/07	45	128	94
12/07	47	128	103

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2007:

	Issuer Repurchases of Equity Securities
			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares That May Yet
	Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs

October 1, 2007 — October 31, 2007	5,575	$9.80	—	—
November 1, 2007 — November 30, 2007	—	—	—	—
December 1, 2007 — December 31, 2007	22,163	$8.30	—	—

Total	27,738	$8.60	—	—

The shares presented in the above table represent stock tendered in order to meet minimum withholding tax requirements and exercise price for shares vested and options exercised.

Item 6.	Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2007, 2006 and 2005 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2005 and as of and for the years ended December 31, 2004 and 2003 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Statement of operations data:
Sales	$1,592,462	$2,239,454	$2,337,757	$2,058,047	$1,675,093
Gross margin	390,306	586,555	592,527	483,512	374,683
Selling, general and administrative expenses(1)	375,621	439,944	467,355	376,096	327,027
Impairment of goodwill	27,560	6,763	—	—	—
(Loss) income from operations	(12,875)	139,848	125,172	107,416	46,485
Interest expense, net(3)	27,727	28,718	47,227	24,458	11,124
(Loss) income from continuing operations before income taxes	(40,602)	111,130	77,945	82,958	34,741
(Loss) income from continuing operations	(23,752)	68,893	48,628	51,478	21,398
Net (loss) income	(23,752)	68,893	48,628	51,581	17,576
(Loss) income from continuing operations per share — basic(2)	$(0.68)	$2.04	$1.67	$2.05	$0.85
(Loss) income from continuing operations per share — diluted(2)	$(0.68)	$1.91	$1.55	$1.93	$0.85
Net (loss) income per share — basic(2)	$(0.68)	$2.04	$1.67	$2.05	$0.70
Net (loss) income per share — diluted(2)	$(0.68)	$1.91	$1.55	$1.93	$0.70
Weighted average shares outstanding — basic(2)	34,904	33,796	29,152	25,135	25,204
Weighted average shares outstanding — diluted(2)	34,904	36,039	31,428	26,714	25,252
Balance sheet data (end of period):
Cash and cash equivalents	$97,574	$93,258	$30,736	$50,628	$5,585
Total assets	647,423	748,515	724,407	697,011	622,128
Total debt (including current portion)	279,266	319,200	315,000	313,480	168,533
Stockholders’ equity	241,547	256,864	171,135	210,890	298,933
Other financial data:
Depreciation and amortization (excluding discontinued operations)(4)	$24,823	$22,346	$19,131	$19,350	$20,187
Capital expenditures (excluding acquisitions)	10,053	27,192	29,735	20,718	15,592
Special cash dividend per common share	$—	$—	$8.00	$5.56	$—

(1)	The year ended December 31, 2005 includes a cash payment (including applicable payroll taxes) of $36.4 million made to stock option holders in lieu of adjusting exercise prices in conjunction with our refinancing transaction as discussed in Note 9 to our consolidated financial statements, included as Item 8 of this annual report on Form 10-K. The year ended December 31, 2004 included a cash payment (including applicable payroll taxes) of $0.4 million made to stock option holders in lieu of adjusting exercise prices in conjunction with our refinancing transaction. There were no similar payments for the years ended December 31, 2007, 2006 and 2003.

(2)	Reflects the impact of the 1-for-10 reverse stock split that occurred in May 2005 as discussed in Note 9 to our consolidated financial statements, included as Item 8 of this annual report on Form 10-K.

(3)	Interest expense for the year ended December 31, 2007 includes $1.6 million of expense associated with the debt repayment and cancellation of our prior revolving credit facility. Interest expense for the year ended December 31, 2005 included $15.5 million of expenses associated with our refinancing, initial public offering (“IPO”) and subsequent debt repayments. Both of these items are discussed in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

(4)	Depreciation expense for the year ended December 31, 2007 includes $0.7 million in asset impairment charges related to one of our markets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the selected financial data and the consolidated financial statements and related notes contained in Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K, respectively. See “Risk Factors” contained in Item 1A. Risk Factors of this annual report on Form 10-K and “Cautionary Statement” contained in Item 1. Business of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a leading supplier and manufacturer of structural and related building products for residential new construction in the U.S. We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, aluminum and vinyl windows, custom millwork and trim, as well as engineered wood that we design and cut for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products into five product categories:

•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as, custom exterior features that we manufacture under the Synboard brand name.

•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates and consumer confidence. During the past four quarters, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our sales and margins. The decline in housing starts continues to be widespread affecting all our markets. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, the aging of the nation’s housing stock, and normal population growth due to birthrate exceeding death rate.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. However, during the year ended December 31, 2007, our sales to the top 10 homebuilders in the country decreased 34.5% compared to the year ended December 31, 2006. This decline is consistent with the overall decline in housing activity in our markets. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we plan to further expand our customer base including our custom homebuilder base.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components. In the third quarter of 2007, we further advanced this strategy with the purchase of Bama Truss and Components, Inc. which is a market leader in multi-family and light commercial manufactured structural components based in Shelby, Alabama.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities in markets that are underserved. In light of the current operating conditions, however, we have delayed plans to open new manufacturing facilities and distribution centers in the short-term until economic conditions improve. New facilities, including acquisitions, generated incremental sales of approximately $39.9 million for the year ended December 31, 2007, compared to the same period in 2006.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, housing affordability and the availability of credit to homebuilders, contractors and homeowners. During the third quarter of 2007, the mortgage markets experienced substantial disruption due to increased defaults related to “subprime mortgages,” which continued into the fourth quarter of 2007. This mortgage market disruption has had a two-fold effect on the current homebuilder market. First, lenders have tightened the qualification criteria for mortgages, effectively taking a substantial number of potential home buyers out of the market and therefore reducing demand for new homes. Second, the increase in defaults has increased the inventory of homes for sale, creating more competition for homebuilders. Although the federal government is enacting legislation to assist with the “subprime mortgage” crisis and interest rates have decreased since the end of the year, we expect a continued tightening in the mortgage market and an increase in foreclosures in the near term.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing

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

In June 2005, we completed an IPO. As a public company, we have incurred significant incremental legal, accounting and other expenses that we did not have as a private company. These include costs associated with SEC rules and regulations (such as periodic reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002), NASDAQ rules and regulations, and director and officer liability insurance costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK

In the second half of 2006, the macroeconomic factors turned strongly against our industry. This deterioration in the home building market continued throughout 2007. This deterioration was further influenced in the third quarter of 2007 by the substantial mortgage market disruption due to increased defaults related to “subprime mortgages” which continued in the fourth quarter. This mortgage market disruption has had a two-fold effect on the current homebuilder market, and therefore us. First, lenders have tightened the qualification criteria for mortgages, effectively taking a substantial number of potential home buyers out of the market and therefore reducing demand for new homes. Second, the increase in defaults has increased the inventory of homes for sale, creating more competition for homebuilders. The year ended with housing starts at 1.0 million on a seasonally adjusted annualized basis, or 37.5% lower than at the beginning of the year. In addition, market prices for lumber and lumber sheet goods in fiscal 2007 were on average 14.2% lower than 2006.

In response to industry conditions, we have continued our focus on diligently controlling costs and mitigating the decrease in sales through market share gains and new operations. Despite the challenges of the current operating environment, in 2007 we grew our sales from market share gains by approximately 6% and reduced our selling, general and administrative expenses by 14.6% compared to our sales volume decline of 24.6%, when compared to last year. Additionally, we generated $71.5 million in operating cash flows for the year ended December 31, 2007, and closed on a new revolving credit facility with a $350 million capacity and approximately $120 million in availability at December 31, 2007.

While the homebuilding industry is currently in a down cycle, we still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom. Until housing demand becomes more predictable, we will manage our business day-to-day in order to meet customer needs. We will continue to look for ways to counteract the non-controllable macroeconomic factors and will strive to grow our market share and flex our cost structure while still providing quality customer service as we manage through this down cycle. We cannot predict the duration of the current market conditions, but we believe that with over $200 million in combined cash on hand and available borrowings at December 31, 2007, we are well-positioned for the challenging operating conditions.

We believe our market leadership, financial strength and industry-leading scale afford us the ability to manage through the downturn and outperform our peers. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. Currently, we have nothing drawn on our revolving credit facility. We believe our revolving credit facility and our available cash on hand will continue to be sufficient to cover seasonal working capital needs.

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

During the three months ended September 30, 2007, the macroeconomic factors that drive our business declined further prompting management to revise its expectations for its reporting units. As a result of these unfavorable operating conditions, we performed an interim impairment test for certain of our reporting units in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2007. Based on this interim impairment test, management determined that the carrying value of goodwill for two of our reporting units exceeded their respective estimated fair values and recorded an $18.9 million pre-tax impairment charge. We performed our annual impairment test in the fourth quarter of 2007, and as a result of a further decline in the macroeconomic factors that drive our business, we recorded an additional $8.7 million pre-tax impairment charge for these two reporting units. One of these reporting units has no further goodwill value on the balance sheet as of December 31, 2007. We recorded a $6.8 million pre-tax impairment charge for one of these reporting units at September 30, 2006. Fair value was determined based on discounted cash flows. We will continue to monitor our reporting units, as additional declines in housing activity could result in an additional impairment of the related goodwill.

Acquisitions

On December 21, 2007, we acquired certain assets of a distribution facility located in Chelsea, Alabama as a complement to our Bama Truss and Components, Inc. acquisition for cash consideration of $1.7 million. Of this amount, $0.1 million was allocated to customer relationships.

On July 31, 2007, we acquired the common stock of Bama Truss and Components, Inc. (“Bama”) for cash consideration of $17.8 million (including certain adjustments). Of this amount, $2.6 million was allocated to customer relationships and $1.1 million to non-compete agreements, which are being amortized over nine years and two to five years, respectively. In addition, $8.1 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment. Based in Shelby, Alabama, Bama is a market leader in multi-family and light commercial manufactured structural components. Its products include wood roof and floor trusses, wood panels, steel roof trusses and related building materials and services.

On November 3, 2006, we acquired the common stock of Waid Home Center, Inc. (“Waid”) for cash consideration of $8.8 million (including certain adjustments). During 2007, we received $1.2 million in cash related to the guarantee of acquired accounts receivable. Of the $8.8 million cash consideration, $0.7 million was allocated to customer relationships and $0.3 million was allocated to a non-compete agreement, which are being amortized over eight years and five years, respectively. In addition, $3.4 million was allocated to goodwill. Based in Auburn, Alabama, Waid is a full-line building materials supplier. Its product offerings include: lumber, tools, windows, roofing, molding, paint, sheetrock and insulation.

On April 28, 2006, we acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of $26.6 million (including certain adjustments). Of this amount, $6.1 million was allocated to customer relationships and $0.1 million was allocated to a non-compete agreement, which are being amortized over eight years and two years, respectively. In addition, $13.0 million was allocated to goodwill, which was increased to $14.2 million in 2007 for purchase price adjustments. Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows.

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

Adoption of FASB Interpretation 48

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Cost of sales	75.5%	73.8%	74.7%

Gross margin	24.5%	26.2%	25.3%
Selling, general and administrative expenses	23.6%	19.6%	20.0%
Impairment of goodwill	1.7%	0.3%	0.0%

(Loss) income from operations	(0.8)%	6.3%	5.3%
Interest expense, net	1.7%	1.3%	2.0%
Income tax (benefit) expense	(1.0)%	1.9%	1.2%

Net (loss) income	(1.5)%	3.1%	2.1%

2007 Compared with 2006

Macroeconomic factors continued to decline sharply in 2007 as both housing starts and commodity lumber and lumber sheet goods prices were down year-over-year. This decline began in the second half of 2006 after record quarters in the first half of that year. In 2007, housing starts in our markets decreased approximately 34% and market prices for lumber and lumber sheet goods were on average approximately 14% lower than 2006.

In response to the industry conditions, we have continued our focus on controlling costs and partially mitigating our sales declines through market share gains and, to a lesser extent, new operations. We continued to improve our sales mix during the year, transitioning from commodity items to higher margin, value-added products. We believe our value-added products and services give us a competitive advantage helping us attract new business during this down cycle. Our selling, general and administrative expenses decreased primarily due to lower salaries and wages and professional fees.

Sales.  Sales for the year ended December 31, 2007 were $1,592.5 million, a 28.9% decrease from sales of $2.239.5 million for 2006. The following table shows sales classified by major product category (dollars in millions):

	2007		2006
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$331.8	20.8%	$463.7	20.7%	(28.4)%
Windows & doors	366.4	23.0%	470.5	21.0%	(22.1)%
Lumber & lumber sheet goods	424.5	26.7%	716.5	32.0%	(40.8)%
Millwork	155.2	9.7%	204.4	9.1%	(24.1)%
Other building products & services	314.6	19.8%	384.4	17.2%	(18.2)%

Total sales	$1,592.5	100.0%	$2,239.5	100.0%	(28.9)%

Our sales during the year were primarily impacted by the decline in housing starts and to a lesser extent by commodity price deflation. We continued to improve our sales mix during the year, but felt the negative impact of decreased housing starts across all our product categories. Lumber & lumber sheet goods, and to a lesser extent prefabricated components, are heavily influenced by commodity price deflation. Lumber & lumber sheet goods market prices reduced our total sales by 2.7%. The decline in housing activity within our markets is prompting increased competitive conditions. We have responded by lowering our prices to customers in the lumber & lumber sheet goods category, reducing total sales by an estimated 1.6% for the year ended December 31, 2007. For the lumber & lumber sheet goods category, our unit volume declined 27.4% compared to an estimated 34.1% decline in housing starts in our markets while our prices declined 13.3%. This equates to $196.3 million and $95.6 million in sales declines due to unit volumes and price, respectively.

Our focus on growing our manufactured windows and installation business has mitigated some of the downward pressure from decreased housing activity. As our homebuilder customers downsize their operations, they have increasingly utilized our turn-key installation services. We believe our value-added products and services give us a competitive advantage helping us attract new business during the down cycle.

Gross Margin.  Gross margin decreased $196.2 million, or 33.5%. The gross margin percentage decreased from 26.2% in 2006 to 24.5% in 2007. The largest decline was in the lumber & lumber sheet goods category, which declined $73.8 million. Our gross margin dollars decreased primarily due to lower sales volume and price concessions to our customers in response to increasingly competitive conditions. The de-leveraging of lower sales volumes to fixed costs of sales lowered our gross margins by approximately 90 basis points. Lower prices on lumber & lumber sheet goods contributed 70 basis points to the decline. In addition, the rising percentage of installed sales, which traditionally carry lower gross margins, had a negative impact on our gross margins in 2007. The overall decline in gross margin percentage was partially mitigated by a favorable change in sales mix toward higher margin products such as millwork and windows and doors. If economic conditions continue to deteriorate, we could experience further margin compression.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $64.3 million, or 14.6%. Our salaries and benefits expense, excluding $2.9 million in incremental stock-based compensation expense, decreased $58.1 million, or 20.7%, while our full-time equivalent headcount decreased 18.2%. Part of this reduction in headcount was from the closing of some of our regional headquarters and idling production at certain facilities in our efforts to optimize efficiencies across the organization. We will continue to consider in-market consolidations based on specific market conditions. Additionally, professional services fees decreased $2.8 million, primarily related to the decrease in audit and other fees related to the implementation of Sarbanes Oxley in 2006. As an offset to these declines, we saw an increase in our bad debt expense of $2.6 million as our customers work through the difficulties of the housing downturn. We have responded to the increase in bad debt expense by tightening our credit standards and lowering credit limits.

As a percent of sales, selling, general and administrative expenses increased from 19.6% in 2006 to 23.6% in 2007. Pricing on commodity lumber products had a negative effect in 2007 of approximately 1.3%. In addition, incremental stock compensation expense increased selling, general and administrative expenses as a percentage of sales by 0.2%. The remaining 2.5% increase is due to fixed costs, which do not adjust lower with declining sales volume. We will continue to monitor our operating cost structure closely and plan to make adjustments as necessary.

Impairment of Goodwill.  In 2007 and 2006, we recorded impairment charges of $27.6 million and $6.8 million, respectively, related to goodwill for certain of our reporting units.

Interest Expense, net.  Interest expense was $27.7 million in 2007, a decrease of $1.0 million. The decrease was primarily attributable to $2.4 million of increased interest income related to higher cash balances and $0.2 million of lower interest expense resulting from lower debt balances in 2007 which was partially offset by a $1.6 million write-off of unamortized deferred debt issuance costs related to the repayment of the term loan and cancellation of the $110 million revolving credit facility and $15 million pre-funded letter of credit.

Income Tax (Benefit) Expense.  The effective tax rate increased to 41.5% for the year ended December 31, 2007, compared to 38.0% for the year ended December 31, 2006. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.4 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to income tax benefit for the year ended December 31, 2007.

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

Despite the challenging operating environment, our sales decreased only 4.2% as market share gains and, to a lesser extent, sales from new operations partially offset the significant decline in housing starts and market prices for commodity lumber products. In addition, changes in our product mix were indicative of the building process. More houses were being finished than started, so lumber & lumber sheet goods and prefabricated components, both of which are tied to the beginning stages of building a house, experienced a sharper decline than our other categories, which in general are more closely tied to the end of the building process. Our gross margin dollars decreased primarily due to lower sales volume and lower lumber prices. However, our gross margin percentage improved due to favorable product mix, pricing management and lower raw material costs. Selling, general and administrative expenses decreased primarily due to a $36.4 million (including applicable payroll taxes) special cash payment made to stock option holders in 2005, which was partially offset by higher fuel costs as well as incremental costs related to being a public company.

Sales.  Sales for the year ended December 31, 2006 were $2,239.5 million, a 4.2% decrease from sales of $2,337.8 million for 2005. The following table shows sales classified by major product category (dollars in millions):

	2006		2005
		% of		% of	%
	Sales	Sales	Sales	Sales	Change

Prefabricated components	$463.7	20.7%	$491.9	21.0%	−5.7%
Windows & doors	470.5	21.0%	447.5	19.1%	5.1%
Lumber & lumber sheet goods	716.5	32.0%	849.9	36.4%	−15.7%
Millwork	204.4	9.1%	203.1	8.7%	0.6%
Other building products & services	384.4	17.2%	345.4	14.8%	11.3%

Total sales	$2,239.5	100.0%	$2,337.8	100.0%	−4.2%

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

Income Tax (Benefit) Expense.  The effective combined federal and state tax rate increased from 37.6% in 2005 to 38.0% in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs, meet required debt payments, to fund capital expenditures and acquisitions, and to pay dividends, if any, on our common stock. Capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. On December 14, 2007, we entered into a new $350 million revolving credit facility. This credit facility, which is scheduled to mature five years from the execution of the agreement, replaces our existing $110 million long-term revolver and our $15 million pre-funded letter of credit facility. At December 31, 2007, our available borrowing capacity on our credit facility was approximately $120 million. Based on our existing funds and our borrowing capacity under the revolver, we believe we will have sufficient capital to meet our anticipated short-term needs, including capital expenditures and debt obligations for the foreseeable future. We may also use our funds, as well as external sources of funds, for acquisitions of complementary businesses when such opportunities become available. With the anticipated continued decline in macroeconomic conditions, we are not expecting our funds from operations to be our primary source of funds in the near term. In turn, we will rely upon our accumulated cash balance of close to $100 million plus our new credit facility to provide liquidity during this period. The new credit facility is very flexible looking to the quality of our assets, not our current period earnings. The only affirmative covenant, the springing fixed charge coverage ratio of 1:1 is not triggered unless our liquidity, defined as cash plus borrowing availability, were to drop by close to $200 million from current levels. As the macroeconomic conditions begin to improve, we believe that our primary source of funds will once again be from operations. Should the current economic conditions continue for an extended period of time or deteriorate further, we may in the future raise external funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. In assessing our liquidity, key components include our net income, current assets and current liabilities. For assessing our long-term liquidity, we also consider our debt and long-term liabilities.

In the long-term, we expect to use our existing funds and cash flows from operations to satisfy our debt and other long-term obligations. We may also use our funds, as well as external sources of funds, to retire debt as appropriate based upon market conditions and our desired liquidity and capital structure or to acquire complementary businesses when such opportunities become available.

Consolidated Cash Flows

Cash provided by operating activities decreased 36.1% in 2007 compared to 2006. The decrease was essentially due to a decrease from operating income to an operating loss primarily as a result of the decrease in our sales and profitability. This decrease in operating cash provided by operating activities was also affected by changes in working capital. Although we continue to aggressively manage working capital, we have seen an increase in the number of days outstanding for our accounts receivable. This increase is directly related to the downturn in the homebuilding industry. Our inventory turns were slightly less as we try to react responsively to the declining market conditions. Our accounts payable days have increased as we continue to work with our vendors to extend our payment terms. We will continue to focus on working capital management throughout the market decline.

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

Cash used for investing activities decreased $34.5 million in 2007 compared to 2006. The decrease was partially due to a $17.1 million decrease in capital expenditures as we strive to conserve capital in the current operating environment. We used cash of $18.3 million to purchase a supplier of multi-family and light commercial manufactured structural components and a distribution facility in 2007 compared to $35.4 million to purchase suppliers of prefabricated components and building materials in 2006.

During 2006 and 2005, cash used for investing activities were $60.9 million and $25.4 million, respectively. The increase was largely due to the Freeport and Waid acquisitions in 2006. A slight decrease in capital expenditures was offset by a decrease in proceeds from asset sales. When housing activity began to decline during the second half of 2006, we responded by reducing our capital spending by approximately $10.0 million from our original plan.

Net cash used in financing activities was $40.9 million in 2007 compared to net cash provided by financing activities of $11.5 million in 2006. The primary uses of cash in 2007 were the permanent retirement of the remaining balance of the term loan and payment of deferred loan costs related to the $350 million revolving credit facility.

Net cash provided by financing activities was $11.5 million in 2006, primarily due to stock option exercises. During 2005, net cash used in financing activities was $111.5 million. Significant financing transactions during 2005, primarily related to our IPO in June 2005, included the following:

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

There was no material change in book overdrafts during 2007 and 2006.

Capital Resources

On December 14, 2007, we entered into a new $350 million revolving credit facility (the “Facility”) with a consortium of banks led by Wachovia Bank, N.A. Also participating in the facility are UBS Securities LLC and General Electric Capital Corporation. The Facility provides for a $350 million revolving credit line which is available for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of the Company’s eligible accounts receivable and inventory, as defined by the agreement. The Facility is scheduled to mature five years from the date of execution and replaced the $110 million long-term revolving credit line, which was scheduled to mature in February 2010, and the $15 million pre-funded letter of credit facility, which was scheduled to mature in August 2011. At December 31, 2007, the available borrowing capacity of the Facility totaled $118.9 million after being reduced by outstanding letters of credit under the Facility of approximately $17.2 million.

Interest rates under the Facility are based on a base rate plus an applicable margin. The base rate is a rate determined by the administrative agent or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.375%, is charged on the unused amount of the revolver based on a quarterly average excess availability. There were no outstanding borrowings under the 2007 Agreement at December 31, 2007.

Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. The Facility has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The Facility also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million.

On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes due in 2012. Interest accrues on the floating rate notes at a rate of LIBOR plus 4.25% and is payable quarterly in arrears. The LIBOR rate is reset at the beginning of each quarterly period. At any time on or after February 15, 2007, we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control (as defined in the indenture), we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. We completed an exchange offer relating to the notes in 2005. As a result, the notes are registered under the Securities Act.

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

In 2005, we entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. In April 2005, we entered into a swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.37%, including applicable margin. The interest rate swap agreement is for three years starting July 1, 2005 whereby we will pay a fixed rate of 4.12% and receive a variable rate at 90 day LIBOR. In June 2005, we entered into another interest rate swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.27%, including applicable margin. The interest rate swap agreement is for three years starting June 10, 2005 whereby we will pay a fixed rate of 4.02% and receive a variable rate at 90 day LIBOR.

In January 2008, we cancelled one of the two interest rate swap agreements. We cancelled the agreement that started July 1, 2005 whereby we paid a fixed rate of 4.12% and received a variable rate at 90 day LIBOR. The settlement fees related to the cancellation of this interest rate swap agreement were minimal. We also entered into a new interest rate swap agreement in February 2008. This swap agreement is a three year swap to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 7.50% including an applicable margin. We will pay a fixed rate of 3.25% and receive a variable rate at 90 day LIBOR. The swap is effective on May 15, 2008. Additionally, we entered into another new interest rate swap agreement in February 2008. This swap agreement is a three year swap to fix $50.0 million of our outstanding floating rate notes at an effective interest rate of 7.42% including an applicable margin. We will pay a fixed rate of 3.17% and receive a variable rate at 90 day LIBOR. The swap is effective on May 15, 2008.

The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At December 31, 2007, the fair value of the interest rate swaps was a receivable of $0.6 million. The weighted-average interest rate at December 31, 2007 for the floating rate notes was 8.54%, including the effect of the interest rate swaps.

Long-term debt consisted of the following as of December 31:

	2007	2006
	(In thousands)

Term loan	$—	$39,898
Floating rate notes	275,000	275,000
Other long-term debt*	4,266	4,302

	279,266	319,200
Less: current portion of long-term debt	40	442

Total long-term debt, net of current maturities*	$279,226	$318,758

*	We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. With the exception of 2003, capital expenditures in recent years have remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We believe that this trend will continue given our existing facilities, our current acquisition strategy and our product portfolio and anticipated market conditions going forward. Capital expenditures decreased significantly in 2007 compared to 2006. In response to the continued decline in market conditions, we limited our capital expenditures to $10.1 million in 2007 in our efforts to conserve capital. Although we cannot predict the duration of the current market conditions, we anticipate that housing conditions will continue to be difficult in 2008. As a result, we expect our 2008 capital expenditures to remain consistent with our 2007 expenditures of approximately $10 million. We anticipate throughout the downturn capital expenditures will focus primarily on maintenance of our current assets.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations of the company as of December 31, 2007 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4 years	5 years	After 5 years

Long-term debt	$279,266	$40	$144	$275,057	$63	$3,962
Interest on long-term debt(1)	95,074	22,647	65,804	3,847	370	2,406
Operating leases	181,330	42,566	77,468	13,317	11,899	36,080
Uncertain tax positions(2)	1,121	1,121	—	—	—	—

Total contractual cash obligations	$556,791	$66,374	$143,416	$292,221	$12,332	$42,448

(1)	Interest based on LIBOR rate of 3.1% at February 13, 2008. Interest on long-term debt reflects interest rate swap agreements effective through May 2008 and May 2011, respectively. Actual interest may differ from the amounts presented above based on LIBOR fluctuations.

(2)	In addition to the $0.7 million of uncertain tax positions reported in the less than 1 year column and classified as a current liability, we have $1.6 million of uncertain tax positions recorded in long-term liabilities for which it is not reasonably possible to predict when it may be paid. We also have $0.7 million in interest and penalties accrued related to the uncertain tax positions of which $0.4 million is included in the less than 1 year column.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2007. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $11.7 million as of December 31, 2007.

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

Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. We charge these write-offs against our allowance for doubtful accounts. Due to the current decline in the macroeconomic factors that affected our customers’ business, we have experienced higher than normal past due account balances and have increased our allowance for doubtful accounts as a result. We anticipate that until the macroeconomic factors that affect our customers’ businesses stabilize and improve, we may continue to see an increase in our allowance for doubtful accounts. In response to these conditions, we have tightened our credit standards and lowered credit limits to some of our customers.

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

Goodwill.  Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2007, our goodwill balance was $155.6 million, representing 24.0% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist. Examples of such indicators that would cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel. We determine fair value using a discounted cash flow approach to value our reporting units.

If circumstances change or events occur to indicate that our fair market value on a reporting unit basis has fallen below its net book value, we will compare the estimated implied value of the goodwill to its book value. If the book value of goodwill exceeds the estimated implied value of goodwill, we will recognize the difference as an impairment loss in operating income.

Deferred Income Taxes.  We assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. We consider the reversal of existing deferred tax liabilities, future taxable income, and tax planning strategies in our assessment. We have certain state income tax carryforwards where we believe it is unlikely that we will realize the benefits associated with these tax carryforwards and have established a valuation allowance against our deferred tax assets. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. Further declines in housing activity could cause us to establish additional valuation allowances.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008 the FASB deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The provisions for financial instruments of SFAS 157 are effective as of the beginning of our 2008 year. We have partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments, and do not anticipate the application of SFAS 157 to have a material effect on our consolidated financial statements. We are still assessing the impact that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of our 2008 year. We adopted SFAS 159 as of January 1, 2008 and we are not electing the fair value option for any of our eligible financial instruments and other items.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. Any acquisitions that we enter into prior to that date will follow the accounting and disclosure required under existing GAAP until January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at December 31, 2007, a 1.0% increase in interest rates would result in approximately $0.8 million of additional interest expense annually.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Builders FirstSource, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Bama Truss and Components, Inc. and a distribution facility in Chelsea, Alabama from its assessment of internal control over financial reporting as of December 31, 2007 because they were acquired by the Company in purchase business combinations during 2007. We have also excluded Bama Truss and Components, Inc. and a distribution facility in Chelsea, Alabama from our audit of internal control over financial reporting. These acquired entities represented combined total assets and combined total sales of $20.2 million and $8.5 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
March 4, 2008

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Sales	$1,592,462	$2,239,454	$2,337,757
Cost of sales	1,202,156	1,652,899	1,745,230

Gross margin	390,306	586,555	592,527
Selling, general and administrative expenses	375,621	439,944	467,355
Impairment of goodwill	27,560	6,763	—

(Loss) income from operations	(12,875)	139,848	125,172
Interest expense, net	27,727	28,718	47,227

(Loss) income from operations before income taxes	(40,602)	111,130	77,945
Income tax (benefit) expense	(16,850)	42,237	29,317

Net (loss) income	$(23,752)	$68,893	$48,628

Net (loss) income per share:
Basic	$(0.68)	$2.04	$1.67

Diluted	$(0.68)	$1.91	$1.55

Weighted average common shares outstanding:
Basic	34,904	33,796	29,152

Diluted	34,904	36,039	31,428

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$97,574	$93,258
Accounts receivable, less allowances of $7,209 and $6,292 for 2007 and 2006, respectively	149,482	196,658
Inventories	95,038	122,015
Deferred income taxes	17,399	18,166
Other current assets	9,273	10,214

Total current assets	368,766	440,311
Property, plant and equipment, net	96,358	109,777
Goodwill	155,588	173,806
Intangible assets, net	10,568	7,855
Other assets, net	16,143	16,766

Total assets	$647,423	$748,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,811	$84,944
Accrued liabilities	47,626	59,329
Current maturities of long-term debt	40	442

Total current liabilities	113,477	144,715
Long-term debt, net of current maturities	279,226	318,758
Deferred income taxes	1,155	15,173
Other long-term liabilities	12,018	13,005

Total liabilities	405,876	491,651
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 35,701 and 34,832 shares issued and outstanding at December 31, 2007 and 2006, respectively	351	345
Additional paid-in capital	138,476	127,630
Retained earnings	102,375	126,974
Accumulated other comprehensive income	345	1,915

Total stockholders’ equity	241,547	256,864

Total liabilities and stockholders’ equity	$647,423	$748,515

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(23,752)	$68,893	$48,628
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,823	22,346	19,131
Impairment of goodwill	27,560	6,763	—
Amortization of deferred loan costs	4,206	2,623	16,568
Deferred income taxes	(12,945)	(1,699)	(2,757)
Bad debt expense	3,234	631	1,470
Stock compensation expense	7,073	4,127	73
Net (gain) loss on sales of assets	(460)	14	(440)
Changes in assets and liabilities:
Accounts receivable	48,186	50,098	(15,923)
Inventories	28,851	31,308	(11,539)
Other current assets	966	(3,065)	(194)
Other assets and liabilities	(3,007)	2,975	337
Accounts payable	(20,789)	(47,631)	33,620
Accrued liabilities	(12,449)	(25,536)	28,003

Net cash provided by operating activities	71,497	111,847	116,977

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,053)	(27,192)	(29,735)
Proceeds from sale of property, plant and equipment	2,015	1,702	4,321
Acquisitions, net of cash acquired	(18,288)	(35,378)	—

Net cash used in investing activities	(26,326)	(60,868)	(25,414)

Cash flows from financing activities:
Proceeds from credit agreement	—	—	225,000
Proceeds from issuance of floating rate notes	—	—	275,000
Payments on long-term debt	(39,934)	(132)	(498,480)
Deferred loan costs	(4,423)	(100)	(21,558)
Net proceeds from initial public offering	—	—	109,006
Payment of dividend	—	—	(201,186)
Exercise of stock options	4,224	11,891	783
Repurchase of common stock	(722)	(116)	—
Book overdrafts	—	—	(20)

Net cash (used in) provided by financing activities	(40,855)	11,543	(111,455)

Net increase (decrease) in cash and cash equivalents	4,316	62,522	(19,892)
Cash and cash equivalents at beginning of period	93,258	30,736	50,628

Cash and cash equivalents at end of period	$97,574	$93,258	$30,736

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional Paid			Other
	Common Stock		in	Unearned Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Total
	(In thousands, except share amounts)

Balance at December 31, 2004	25,148,213	$251	$160,213	$—	$50,426	$—	$210,890
Initial public offering of common stock	7,500,000	75	108,931	—	—	—	109,006
Issuance of restricted stock	56,507	1	1,159	(1,160)	—	—	—
Stock compensation expense	—	—	—	73	—	—	73
Exercise of stock options, including tax benefit associated with the exercise of stock options	292,844	3	1,889	—	—	—	1,892
Cash dividend	—	—	(160,213)	—	(40,973)	—	(201,186)
Comprehensive income:
Net income	—	—	—	—	48,628	—	48,628
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	1,832	1,832

Total comprehensive income	—	—	—	—	—	—	50,460

Balance at December 31,2005	32,997,564	330	111,979	(1,087)	58,081	1,832	171,135
Issuance of restricted stock	310,723	—	—	—	—	—	—
Stock compensation expense	—	—	4,994	—	—	—	4,994
Exercise of stock options, including tax benefit associated with the exercise of stock options	1,531,039	15	11,860	—	—	—	11,875
Repurchase of common stock	(7,242)	—	(116)	—	—	—	(116)
Reverse unearned compensation related to restricted stock	—	—	(1,087)	1,087	—	—	—
Comprehensive income:
Net income	—	—	—	—	68,893	—	68,893
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	83	83

Total comprehensive income	—	—	—	—	—	—	68,976

Balance at December 31, 2006	34,832,084	345	127,630	—	126,974	1,915	256,864
Issuance of restricted stock, net of forfeitures	363,926	—	—	—	—	—	—
Vesting of restricted stock	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	7,779	—	—	—	7,779
Exercise of stock options, including tax benefit associated with the exercise of stock options	558,614	6	3,789	—	—	—	3,795
Repurchase of common stock	(53,633)	(1)	(721)		—		(722)
Cumulative effect of FIN 48	—	—	—	—	(847)	—	(847)
Comprehensive income:
Net loss	—	—	—	—	(23,752)	—	(23,752)
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	(1,570)	(1,570)

Total comprehensive income	—	—	—	—	—	—	(25,322)

Balance at December 31, 2007	35,700,991	$351	$138,476	$—	$102,375	$345	$241,547

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

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

We manage our business as three regional operating groups — Atlantic, Southeast and Central. We serve 37 markets in 13 states, principally in the southern and eastern United States. We have 65 distribution centers and 63 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.

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

Sales Recognition

We recognize sales of building products upon delivery to the customer. For contracts with service elements, sales are generally recognized on the completed contract method as these contracts are usually completed within 30 days. Contract costs include all direct material and labor, equipment costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. We present all sales tax on a net basis in our consolidated financial statements.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts of our financial instruments, including accounts receivable and accounts payable, approximate fair value due to their short-term nature. Based on the variability of interest rates, management believes the carrying value of long-term debt approximates fair value at December 31, 2007 and 2006.

In 2005, we entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, the gain or loss of the qualifying cash flow hedges are reported in other comprehensive income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At December 31, 2007 and 2006, the fair value of the interest rate swaps was a receivable of $0.6 million and $3.2 million, respectively.

In January 2008, we cancelled one of the two interest rate swap agreements. We cancelled the agreement that started July 1, 2005 whereby we paid a fixed rate of 4.12% and received a variable rate at 90 day LIBOR. The settlement fees related to the cancellation of this interest rate swap agreement were minimal. We also entered into a new interest rate swap agreement in February 2008. This swap agreement is a three year swap to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 7.50% including an applicable margin. We will pay a fixed rate at 3.25% and receive a variable rate at 90 day LIBOR. The swap is effective on May 15, 2008. Additionally, we entered into another new interest rate swap agreement in February 2008. This swap agreement is a three year swap to fix 50.0 million of our outstanding floating rate notes at an effective interest rate of 7.42% including an applicable margin. We will pay a fixed rate of 3.17% and receive a variable rate at 90 day LIBOR. The swap is effective on May 15, 2008.

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

Accounts receivable consisted of the following at December 31:

	2007	2006
	(In thousands)

Trade receivables	$133,639	$182,167
Other	23,052	20,783

Accounts receivable	156,691	202,950
Less: allowance for returns and doubtful accounts	7,209	6,292

Accounts receivable, net	$149,482	$196,658

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

Our arrangements with vendors provide for rebates of a specified amount of consideration, payable when certain measures, generally related to a stipulated level of purchases, have been achieved. We account for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year we estimate the amount of the rebates based upon the expected level of purchases. We continually revise these estimates based on actual purchase levels.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and aggregated $90.8 million, $97.3 million and $96.6 million in 2007, 2006 and 2005, respectively.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The net carrying value of internal use software costs was $1.5 million and $2.4 million as of December 31, 2007 and 2006, respectively. These costs are included in furniture and fixtures in Note 3 and are amortized on a straight-line basis over a period of three years.

Long-Lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, generally the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change. For the year ended December 31, 2007, we recorded a $0.7 million asset impairment charge as a component of depreciation expense.

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. Provisions for losses are developed from valuations that rely upon our past claims experience, which considers both the frequency and settlement of claims. We discount our workers’ compensation liability based upon estimated future payment streams at our risk-free rate.

Net Income per Common Share

Net income per common share, or earnings per share (“EPS”), is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 2.6 million and 4.2 million for 2006 and 2005, respectively. Weighted average shares outstanding have also been adjusted for 348,000 and 57,000 shares of restricted stock in 2006 and 2005, respectively. Options to purchase 2,975,000, 536,000 and 36,000 shares of common stock were not included in the computations of diluted EPS in 2007, 2006 and 2005, respectively, because their effect was anti- dilutive. There were 589,000 restricted stock shares excluded from the computation of diluted EPS in 2007 as their

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect was anti-dilutive. No restricted stock shares were excluded from the computations of diluted EPS in 2006 and 2005.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2007	2006	2005
	(In thousands)

Weighted average shares for basic EPS	34,904	33,796	29,152
Dilutive effect of stock awards and options	—	2,243	2,276

Weighted average shares for diluted EPS	34,904	36,039	31,428

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

Goodwill

We recognize goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value (see Note 5). For the years ended December 31, 2007 and 2006, we recorded $27.6 million and $6.8 million, respectively, in goodwill impairment charges.

Stock-based Compensation

We have three stock-based employee compensation plans (“Plans”), which are described more fully in Note 10. We issue new common stock shares upon exercises of stock options and grants of restricted stock. Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). No stock-based compensation was recognized under the fair value recognition provisions for stock options in the statements of operations for the year ended December 31, 2005 and all years prior, as all grants under the plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective transition method. Accordingly, we began recording expense for (i) the unvested portion of grants issued during 2005 and (ii) new grant issuances, both of which are being expensed over the requisite service (i.e., vesting) periods. We utilized the minimum value method for option grants issued prior to 2005, and these options will continue to be accounted for under APB 25 in accordance with SFAS 123(R). Results for prior periods have not been restated. We elected to use the short-cut method allowed under FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to determine the historical pool of windfall tax benefits.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2007	2006

Expected life	4.4 years	5.0 years
Expected volatility	35.2%	40.9%
Expected dividend yield	0.00%	0.00%
Risk-free rate	4.47%	4.05%

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

No pro forma disclosure is included for the year ended December 31, 2005. The pro forma compensation cost for fair value options granted subsequent to our initial public offering in 2005 was immaterial.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions for financial instruments of SFAS 157 are effective as of the beginning of our 2008 year. In February 2008, the FASB deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments, and do not anticipate the application of SFAS 157 to have a material effect on our consolidated financial statements. We are still assessing the impact that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of our 2008 year. We adopted SFAS 159 as of January 1, 2008, and we are not electing the fair value option for any of our eligible financial instruments and other items.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. Any acquisitions that we enter into prior to that date will follow the accounting and disclosure required under existing GAAP until January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. The change in fair value of interest rate swaps is the only item impacting our accumulated other comprehensive income of $0.3 million and $1.9 million (net of income taxes of $0.2 million and $1.3 million) as of December 31, 2007 and 2006, respectively,

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2007	2006
	(In thousands)

Land	$13,820	$16,800
Buildings and improvements	69,860	65,714
Machinery and equipment	102,305	103,636
Furniture and fixtures	27,509	31,754
Construction in progress	1,057	4,171

Property, plant and equipment	214,551	222,075
Less: accumulated depreciation	118,193	112,298

Property, plant and equipment, net	$96,358	$109,777

Depreciation expense was $22.6 million (including a $0.7 million asset impairment charge), $21.1 million and $19.0 million, of which $8.6 million, $7.9 million and $6.6 million was included in cost of sales, in 2007, 2006 and 2005, respectively.

4.	Acquisitions

On December 21, 2007, we acquired certain assets of a distribution facility located in Chelsea, Alabama as a complement to our Bama Truss and Components, Inc. acquisition for cash consideration of $1.7 million. Of this amount, $0.1 million was allocated to customer relationships.

On July 31, 2007, we acquired the common stock of Bama Truss and Components, Inc. (“Bama”) for cash consideration of $17.8 million (including certain adjustments). Of this amount, $2.6 million was allocated to customer relationships and $1.1 million to non-compete agreements, which are being amortized over nine years and

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

two to five years, respectively. In addition, $8.1 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment. Based in Shelby, Alabama, Bama is a market leader in multi-family and light commercial manufactured structural components. Its products include wood roof and floor trusses, wood panels, steel roof trusses and related building materials and services.

On November 3, 2006, we acquired the common stock of Waid Home Center, Inc. (“Waid”) for cash consideration of $8.8 million (including certain adjustments). During 2007, we received $1.2 million in cash related to the guarantee of acquired accounts receivable. Of the $8.8 million cash consideration, $0.7 million was allocated to customer relationships and $0.3 million was allocated to a non-compete agreement, which are being amortized over eight years and five years, respectively. In addition, $3.4 million was allocated to goodwill. Based in Auburn, Alabama, Waid is a full-line building materials supplier. Its product offerings include: lumber, tools, windows, roofing, molding, paint, sheetrock and insulation.

On April 28, 2006, we acquired the common stock of Freeport Truss Company and certain assets and assumed liabilities of Freeport Lumber Company (collectively “Freeport”) for cash consideration of $26.6 million (including certain adjustments). Of this amount, $6.1 million was allocated to customer relationships and $0.1 million was allocated to a non-compete agreement, which are being amortized over eight years and two years, respectively. In addition, $13.0 million was allocated to goodwill, which was increased to $14.2 million in 2007 for purchase price adjustments. Freeport is a market-leading truss manufacturer and building material distributor in the Florida panhandle area. Its products include manufactured roof and floor trusses, as well as other residential building products such as lumber and lumber sheet goods, hardware, millwork, doors and windows.

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

5.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
	(In thousands)

Balance at beginning of year	$173,806	$163,030
Acquisitions and other purchase price adjustments	9,342	17,539
Impairment of goodwill	(27,560)	(6,763)

Balance at end of year	$155,588	$173,806

We recorded a $1.2 million and $1.1 million adjustment to goodwill related to prior year acquisitions for 2007 and 2006, respectively.

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

During the three months ended September 30, 2007, the macroeconomic factors that drive our business declined further prompting management to revise its expectations for its reporting units. As a result of these

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unfavorable operating conditions, we performed an interim impairment test for certain of our reporting units in connection with the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2007. Based on this interim impairment test, management determined that the carrying value of goodwill for two of our reporting units exceeded their respective estimated fair values and recorded an $18.9 million pre-tax impairment charge. We performed our annual impairment test in the fourth quarter of 2007, and as a result of a further decline in the macroeconomic factors that drive our business, we recorded an additional $8.7 million pre-tax impairment charge for these two reporting units. One of these reporting units has no further goodwill value on the balance sheet as of December 31, 2007. We recorded a $6.8 million pre-tax impairment charge for one of these reporting units at September 30, 2006. Fair value was determined based on discounted cash flows. We will continue to monitor our reporting units, as additional declines in housing activity could result in an additional impairment of the related goodwill.

6.	Intangible Assets

The following table presents intangible assets as of December 31:

	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
		(In thousands)

Customer relationships	$9,554	$(1,491)	$6,848	$(516)
Non-compete agreements	4,432	(1,927)	2,235	(712)

Total intangible assets	$13,986	$(3,418)	$9,083	$(1,228)

In addition to non-compete agreements arising from acquisitions, the company entered into non-compete agreements with former employees during 2007 and 2006. These agreements were valued at $1.1 million and $1.8 million, respectively, and a portion was recorded as additional paid-in capital due to the stock grants and acceleration of stock options. During the years ended December 31, 2007, 2006 and 2005, we recorded amortization expense in relation to the above-listed intangible assets of $2.2 million, $1.3 million, and $0.1 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ended December 31 (in thousands):

2008	$2,464
2009	2,054
2010	1,310
2011	1,304
2012	1,211

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2007	2006
	(In thousands)

Accrued payroll and other employee related expenses	$16,333	$27,384
Accrued taxes	8,594	8,380
Insurance self-retention reserves	12,138	10,392
Accrued interest	3,063	3,832
Advances from customers	1,739	1,067
Other	5,759	8,274

Total accrued liabilities	$47,626	$59,329

8.	Long-Term Debt

Long-term debt consisted of the following at December 31:

	2007	2006
	(In thousands)

Term loan	$—	$39,898
Floating rate notes	275,000	275,000
Other long-term debt	4,266	4,302

	279,266	319,200
Less: current portion of long-term debt	40	442

Total long-term debt, net of current maturities	$279,226	$318,758

2007 Senior Secured Credit Agreement

On December 14, 2007, we entered into a $350 million revolving credit facility (the “2007 Agreement”) with a consortium of banks. The available borrowing capacity, or borrowing base, under the $350 million revolving credit line is derived primarily from a percentage of our eligible accounts receivable and inventory, as defined by the agreement. At December 31, 2007, the available borrowing capacity of the revolver totaled $118.9 million after being reduced by outstanding letters of credit of approximately $17.2 million.

Interest rates under the 2007 Agreement are based on a base rate plus an applicable margin. The base rate is a rate determined by the administrative agent or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.375%, is charged on the unused amount of the revolver based on a quarterly average excess availability. There were no outstanding borrowings under the 2007 Agreement at December 31, 2007.

Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2007 Agreement is scheduled to mature five years from the execution of the agreement and replaced our $110.0 million long-term revolver and $15.0 million pre-funded letter of credit facility. Included in interest expense for the year ended December 31, 2007, was a $1.6 million write-off of deferred financing fees related to the cancelled long-term revolver and pre-funded letter of credit facility and the retired term loan. We capitalized $4.4 million in deferred loan costs related to the 2007 Agreement which are being amortized over the term of the 2007 Agreement. Additionally, the remaining $0.7 million of unamortized deferred financing costs related to the 2005 Senior Secured Credit Agreement were included as a component of other assets, net and are being amortized over the term of the 2007 Agreement.

2005 Senior Secured Credit Agreement

On February 11, 2005, we entered into a $350.0 million senior secured credit agreement (the “2005 Agreement”) with a syndicate of banks. The 2005 Agreement was initially comprised of a $110.0 million long-term revolver due February 11, 2010; a $225.0 million term loan due in quarterly installments of $0.6 million beginning June 30, 2005 and ending June 30, 2011 and a final payment of $210.9 million on August 11, 2011; and a $15.0 million pre-funded letter of credit facility due August 11, 2011. We permanently retired the balance of the $225.0 million term loan during 2007. As a result of this retirement and the replacement of the $110 million long-term revolver, and $15.0 million pre-funded letter of credit with the 2007 Agreement, there were no outstanding borrowings under the 2005 Agreement as of December 31, 2007.

Interest rates under the 2005 Agreement for the revolving loans and the term loan were based on the rate of interest determined by the administrative agent rate in the United States or LIBOR (plus a margin, based on leverage ratios, which is 0.75% for base rate revolving loans and 2.50% for term loans at December 31, 2006), at our option at the time of borrowing. A variable commitment fee based on the total leverage ratio was charged on the unused amount of the revolver.

On June 20, 2006, we entered into the First Amendment to the 2005 Agreement (the “Amendment”) to ease some of the restrictive covenants related to dividends and stock repurchases. The Amendment also increased the amount of capital expenditures allowed under the 2005 Agreement.

Second Priority Senior Secured Floating Rate Notes

On February 11, 2005, we issued $275.0 million in aggregate principal amount of second priority senior secured floating rate notes. The floating rate notes mature on February 15, 2012. Interest accrues at a rate of LIBOR plus 4.25%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears. At any time on or after February 15, 2007, we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. We completed an exchange offer relating to the notes in 2005. As a result, the notes are registered under the Securities Act.

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

In 2005, we entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. In April 2005, we entered into an interest rate swap agreement to fix $100.0 million of our outstanding floating rate

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes at an effective interest rate of 8.37%, including applicable margin. The interest rate swap agreement is for three years starting July 1, 2005 whereby we will pay a fixed rate of 4.12% and receive a variable rate at 90 day LIBOR. In June 2005, we entered into another interest rate swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.27%, including applicable margin. The interest rate swap agreement is for three years starting June 10, 2005 whereby we will pay a fixed rate of 4.02% and receive a variable rate at 90 day LIBOR. The weighted-average interest rate at December 31, 2007 for the floating rate notes was 8.54%, including the effect of interest rate swap agreements.

In January 2008, we cancelled one of the two interest rate swap agreements. We cancelled the agreement that started July 1, 2005 whereby we paid a fixed rate of 4.12% and received a variable rate at 90 day LIBOR. The settlement fees related to the cancellation of this interest rate swap agreement were minimal. We also entered into a new interest rate swap agreement in February 2008. This swap agreement is a three year swap to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 7.50% including an applicable margin. We will pay a fixed rate at 3.25% and receive a variable rate at 90 day LIBOR. The swap is effective on May 15, 2008. Additionally, we entered into another new interest rate swap agreement in February 2008. This swap agreement is a three year swap to fix $50.0 million of our outstanding floating rate notes at an effective interest rate of 7.42% including an applicable margin. We will pay a fixed rate of 3.17% and receive a variable rate at 90 day LIBOR. The swap is effective on May 15, 2008.

Proceeds from the 2005 Agreement and the issuance of the floating rate notes, in addition to cash on hand at the refinancing date, were used to retire our previous senior secured credit agreement (“2004 Agreement”). The proceeds were also used to pay a cash dividend to stockholders of $201.2 million and make a cash payment of approximately $36.4 million (including applicable payroll taxes of $0.6 million) to stock option holders in-lieu of adjusting the exercise price, as discussed in Note 9. In connection with this refinancing, we incurred estimated fees and expenses aggregating $21.1 million and paid a $1.7 million early termination penalty related to the prepayment of the Tranche B term loan under the 2004 Agreement. We had approximately $9.3 million in unamortized deferred loan costs remaining at the refinancing date related to the 2004 Agreement. In the first quarter of 2005, the termination penalty related to the prepayment of the Tranche B term loan was expensed and recorded as a component of interest expense. Also, based on the final syndicate of banks, we expensed approximately $7.3 million of the unamortized deferred financing costs related to the 2004 Agreement and approximately $2.4 million of costs incurred in connection with the refinancing. These costs were recorded as interest expense. The remaining $2.0 million of unamortized deferred financing costs related to the 2004 Agreement and $18.7 million of costs incurred in connection with the refinancing were included as a component of other assets, net and were being amortized over the terms of the 2005 Agreement and floating rate notes. The deferred financing costs have been reduced by $4.1 million and expensed as a result of 2005 repayments of a portion of the term loan.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt as of December 31, 2007 were as follows (in thousands):

Year ending December 31,
2008	$40
2009	44
2010	48
2011	52
2012	275,057
Thereafter	4,025

Total long-term debt (including current portion)	$279,266

9.	Stockholders’ Equity

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Special Cash Dividend

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

10.	Employee Stock-Based Compensation

2007 Incentive Plan

Under its 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 2.5 million, subject to adjustment as provided by the 2007 Plan. No more than 2.5 million shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2007 Plan, and no more than 1.25 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). As of December 31, 2007, 2.4 million shares were available for issuance under the 2007 Plan, 1,160,000 of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan

Under its 2005 Equity Incentive Plan (“2005 Plan”), the company is authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or SARs granted under the 2005 Plan, and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of December 31, 2007, 622,000 shares were available for issuance under the 2005 Plan, 497,000 of which may be made subject to stock-based awards other than options or SARs.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance of the operating group in which the employee performs their responsibilities and the performance of the company as a whole. To date, these targets have generally been met. The expiration date is generally 10 years subsequent to date of issuance. As of January 1, 2005, no further grants will be made under the 1998 Plan.

The following table summarizes the company’s stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2006	3,172	$6.91
Granted	600	$18.00
Exercised	(559)	$3.15
Forfeited	(238)	$21.16

Outstanding at December 31, 2007	2,975	$8.72	5.8	$8,240

Exercisable at December 31, 2007	2,147	$4.71	4.8	$8,094

The outstanding options at December 31, 2007, include options to purchase 973,000 shares granted under the 2005 Plan and 2,002,000 shares under the 1998 Plan. As of December 31, 2007, options to purchase 181,000 shares of the 2005 Plan and 1,966,000 shares of the 1998 Plan awards were exercisable. The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $6.50 and $9.99 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $6.9 million, $27.1 million and $5.0 million, respectively. The fair value of options vested during the year ended December 31, 2007 was $1.9 million, which excludes options valued under the minimum value method.

Outstanding and exercisable stock options at December 31, 2007 were as follows (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price

$1.13	47	$1.13	1.0	47	$1.13
$3.15	1,955	$3.15	4.5	1,919	$3.15
$17.90 - $23.87	973	$20.26	8.6	181	$22.19

$1.13 - $23.87	2,975	$8.72	5.8	2,147	$4.71

The following table summarizes restricted stock activity for the year ended December 31, 2007 (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested at December 31, 2006	348	$23.38
Granted	462	$16.00
Vested	(123)	$23.05
Forfeited	(98)	$21.59

Nonvested at December 31, 2007	589	$17.96

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, there was $9.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Our results of operations included stock compensation expense of $7.1 million ($4.3 million net of taxes) and $4.1 million ($2.6 million net of taxes) for the years ended December 31, 2007 and 2006, respectively.

11.	Facility Closure Costs

Facility and other exit cost reserves of $2.1 million and $2.5 million at December 31, 2007 and 2006, respectively, are primarily related to future minimum lease payments on vacated facilities. Of these amounts, $1.8 million and $2.2 million were classified as other long-term liabilities at December 31, 2007 and 2006, respectively. There was no material facility closure activity in 2007 and 2006.

During 2007, we developed and executed a plan to close a facility in South Carolina and sell land in Florida and South Carolina. In conjunction with this plan, we began pursuing the sale of real estate and disposal of assets. We recorded an impairment charge of approximately $0.4 million to adjust the carrying value of the real estate to its estimated value, less reasonable direct selling costs. At December 31, 2007, we classified the carrying value of the real estate and related assets of $2.7 million as held for sale, which was included as a component of other assets, net in the accompanying consolidated balance sheet.

12.	Income Taxes

The components of income tax (benefit) expense were as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)

Current:
Federal	$(4,164)	$39,812	$28,178
State	259	4,124	3,894

	(3,905)	43,936	32,072

Deferred:
Federal	(9,177)	(1,722)	(2,266)
State	(3,768)	23	(489)

	(12,945)	(1,699)	(2,755)

Income tax (benefit) expense	$(16,850)	$42,237	$29,317

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2007	2006
	(In thousands)

Deferred tax assets related to:
Accrued expenses	$2,320	$3,090
Insurance reserves	5,481	6,664
Stock-based compensation expense	3,043	1,342
Accounts receivable	1,933	2,309
Inventories	3,873	4,385
Operating loss and credit carryforwards	11,665	8,409
Other	750	—
Property, plant and equipment	1,637	—

	30,702	26,199

Valuation allowance	(9,970)	(8,033)

Total deferred tax assets	20,732	18,166

Deferred tax liabilities related to:
Goodwill	4,247	12,770
Property, plant and equipment	—	1,089
Interest rate swap agreements	241	1,314

Total deferred tax liabilities	4,488	15,173

Net deferred tax asset	$16,244	$2,993

A reconciliation of the statutory federal income tax rate to the company’s effective rate is provided below for the years ended December 31:

	2007	2006	2005
	(In thousands)

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.5%	2.7%	4.4%
Effect of changes in tax law	3.5%	—%	—%
Other	(0.5)%	0.3%	(1.8)%

	41.5%	38.0%	37.6%

We have $175.4 million of state operating loss carryforwards and $2.8 million of state tax credit carryforwards expiring at various dates through 2028. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We concluded that it was appropriate to maintain a valuation allowance for state net operating losses in certain jurisdictions where it is more likely than not that the deferred tax asset will not be realized and accordingly increased the valuation allowance by $1.9 million during 2007. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax assets related to these loss carryforwards by approximately $1.4 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to the income tax benefit.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition measurement, classification, interest and penalties, and disclosure requirements. The implementation of FIN 48 did not have a significant impact on our financial position or results of operations. As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. The amount of interest and penalties we accrued during 2007 was $0.3 million, with a reduction of interest of $0.1 million due to the decreases of tax positions taken in prior periods and the lapse of applicable statutes of limitations. At December 31, 2007 we had a total of $0.7 million accrued for interest and penalties for our uncertain tax positions.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties) (in thousands) during 2007:

Balance at January 1, 2007	$2,364
Tax Positions taken in prior periods:
Gross increases	321
Gross decreases	(507)
Tax Positions taken in current period:
Gross increases	250
Additions for tax positions acquired in business combinations	161
Settlements with taxing authorities	(16)
Lapse of applicable statute of limitations	(226)

Balance at December 31, 2007	$2,347

If our uncertain tax positions were recognized, a benefit of $1.4 million, net of any U.S. Federal tax benefit, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $1.1 million during the next twelve months due to the resolution of certain examination procedures and the expiration of statutes of limitations.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. The company operates in 13 states with various years open to examination.

13.	Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Employees of the company are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. The company matches 50 cents of each pre-tax dollar contributed by participating employees, up to 6% of employees’ contributions and subject to IRS limitations. The company’s matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $3.3 million, $3.8 million and $3.9 million in 2007, 2006 and 2005, respectively, for contributions to the plan.

14.	Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with terms ranging from one to 20 years and generally contain renewal options. Certain operating

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $40.9 million, $39.2 million and $35.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $11.7 million as of December 31, 2007. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)

Year ending December 31,
2008	$944	$42,566
2009	793	32,524
2010	469	25,775
2011	192	19,169
2012	192	13,317
Thereafter	416	47,979

	$3,006	$181,330

*	Includes related party future minimum commitments for noncancelable operating leases.

We have outstanding letters of credit totaling $17.2 million that principally support our self-retention insurance programs.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by product category were as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)

Prefabricated components	$331,713	$463,738	$491,850
Windows & doors	366,433	470,437	447,472
Lumber & lumber sheet goods	424,532	716,443	849,928
Millwork	155,241	204,424	203,113
Other building products & services	314,543	384,412	345,394

Total sales	$1,592,462	$2,239,454	$2,337,757

16.	Related Party Transactions

An affiliate of JLL Partners, Inc. is a principal beneficial owner of PGT, Inc. Mr. Sherman serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $2.7 million, $4.9 million and $2.6 million in 2007, 2006 and 2005, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.2 million as of December 31, 2007 and 2006.

In 2007, 2006 and 2005, we paid approximately $1.3 million, $1.1 million and $1.0 million, respectively, in rental expense to employees or non-affiliate stockholders of the company for leases of land and buildings.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2007, our top 10 customers accounted for approximately 22.2% of our sales, and no single customer accounted for more than 5.0% of sales.

We source products from a large number of suppliers.  No materials purchases from any single supplier represented more than 11.0% of our total materials purchases in 2007.

18.	Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2007	2006	2005
		(In thousands)

Cash payments for interest	$28,780	$27,923	$28,015
Cash payments for income taxes	1,168	49,754	26,188
Supplemental schedule of non-cash financing and investing activities:
Change in accrued capital expenditures	—	—	2,775

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2007 and 2006 (in thousands, except per share amounts):

	2007
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

Net sales	$411,143	$465,140	$413,917		$302,262
Gross margin	104,551	116,633	99,623		69,499
Net income (loss)	232	8,395	(12,012	)(1)	(20,367	)(2)
Basic net income (loss) per share	0.01	0.24	(0.34	)(1)	(0.58	)(2)
Diluted net income (loss) per share	0.01	0.23	(0.34	)(1)	(0.58	)(2)

	2006
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

Net sales	$588,627	$642,353	$569,895		$438,579
Gross margin	150,365	170,261	151,795		114,134
Net income (loss)	19,318	28,382	17,316	(3)	3,877	(4)
Basic net income (loss) per share	0.58	0.84	0.51	(3)	0.11	(4)
Diluted net income (loss) per share	0.54	0.79	0.48	(3)	0.11	(4)

(1)	Includes goodwill impairment of $18.9 million as discussed in Note 5.

(2)	Includes goodwill impairment of $8.7 million as discussed in Note 5, includes a $1.6 million write-off of deferred financing fees as discussed in Note 8, and includes an asset impairment charge of $0.7 million.

(3)	Includes goodwill impairment of $6.8 million as discussed in Note 5.

(4)	Includes $0.9 million of additional income tax reserves established in connection with various tax contingencies.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2007, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in

Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

As noted elsewhere in this Form 10-K, we acquired Bama Truss and Components, Inc. on July 31, 2007. We also acquired a distribution facility located in Chelsea, Alabama on December 21, 2007. We have excluded these acquisitions from the assessment of our internal controls over financial reporting as of December 31, 2007. These acquisitions constituted $20.2 million total assets and $8.5 million of total sales for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2008 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and its Committees,” “Corporate Governance — Director Nomination Process,” “Corporate Governance — Audit Committee,” “Corporate Governance — Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2008 under the captions “Executive Compensation and Other Information,” “Information on the Board and its Committees — Information on the Compensation of Directors,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 22, 2008 under the caption “Ownership of Securities” and “Executive Compensation and Other Information — Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2008 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships, Related Transactions and Director Independence,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2008 under the caption “Proposal 2 — Ratification of Selection of Auditors — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on December 20, 2007, File Number 0-51357)
10.3		Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.4*	Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, inc., the other Pledgors listed on the signature pages thereof, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee

Exhibit
Number		Description

10.5		Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.6+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.7+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)
10	.8+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.9+	Builders FirstSource, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
10	.10+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.11+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
10	.12+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)
10	.13+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.14+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.15+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
10	.16+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 9, 2007, File Number 0-51357)
10	.17* +	2007 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement for Consultants
10	.18+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)
10	.19+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number		Description

10	.20+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.21+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2,2005, File Number 0-51357)
10	.22* +	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly
10	.23+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)
10	.24+	Employment Separation Agreement, dated as of December 11, 2007, between Builders FirstSource, Inc. and Kevin P. O’Meara (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2007, File Number 0-51357)
10	.25+	Consulting Agreement, dated December 11, 2007, between Builders FirstSource, Inc. and Kevin P. O’Meara (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2007, File Number 0-51357)
14.1		Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
14.2		Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included as part of Signature Page)
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement

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

March 4, 2008
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

Signature	Title	Date

/s/ FLOYD F. SHERMAN Floyd F. Sherman	President and Chief Executive Officer (Principal Executive Officer and Director)	March 4, 2008

/s/ CHARLES L. HORN Charles L. Horn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2008

/s/ M. CHAD CROW M. Chad Crow	Vice President and Controller (Principal Accounting Officer)	March 4, 2008

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 4, 2008

/s/ DAVID A. BARR David A. Barr	Director	March 4, 2008

Cleveland A. Christophe	Director	March 4, 2008

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 4, 2008

/s/ MICHAEL GRAFF Michael Graff	Director	March 4, 2008

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 4, 2008

/s/ KEVIN J. KRUSE Kevin J. Kruse	Director	March 4, 2008

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 4, 2008

/s/ CRAIG A. STEINKE Craig A. Steinke	Director	March 4, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
3.2		Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
4.1		Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
4.2		Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.3		Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.4		Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
4.5		Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10.1		Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on December 20, 2007, File Number 0-51357)
10.3		Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.4*	Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, inc., the other Pledgors listed on the signature pages thereof, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee

Exhibit
Number		Description

10.5		Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.6+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.7+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)
10	.8+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.9+	Builders FirstSource, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
10	.10+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.11+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)
10	.12+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)
10	.13+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.14+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)
10	.15+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)
10	.16+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 9, 2007, File Number 0-51357)
10	.17* +	2007 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement for Consultants
10	.18+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

Exhibit
Number		Description

10	.19+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)
10	.20+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)
10	.21+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2,2005, File Number 0-51357)
10	.22* +	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly
10	.23+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)
10	.24+	Employment Separation Agreement, dated as of December 11, 2007, between Builders FirstSource, Inc. and Kevin P. O’Meara (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2007, File Number 0-51357)
10	.25+	Consulting Agreement, dated December 11, 2007, between Builders FirstSource, Inc. and Kevin P. O’Meara (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 14, 2007, File Number 0-51357)
14.1		Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
14.2		Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.1*	Power of Attorney (included as part of Signature Page)
31	.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31	.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer
32	.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement