Form 10-Q
period 2008-03-31
Builders FirstSource, Inc.
filed 2008-05-01
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “ large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 28, 2008 was 36,043,679.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except per share amounts)
Sales	$270,511	$411,143
Cost of sales	210,110	306,592

Gross margin	60,401	104,551
Selling, general and administrative expenses	79,571	97,470

(Loss) income from operations	(19,170)	7,081
Interest expense, net	6,470	6,712

(Loss) income before income taxes	(25,640)	369
Income tax (benefit) expense	(9,794)	137

Net (loss) income	$(15,846)	$232

Net (loss) income per share:
Basic	$(0.45)	$0.01

Diluted	$(0.45)	$0.01

Weighted average common shares outstanding:
Basic	35,460	34,633

Diluted	35,460	36,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$81,825	$97,574
Accounts receivable, less allowances of $6,504 and $7,209 at March 31, 2008 and December 31, 2007, respectively	151,862	149,482
Inventories	95,719	95,038
Other current assets	24,509	26,672

Total current assets	353,915	368,766
Property, plant and equipment, net	91,809	96,358
Goodwill	155,588	155,588
Other assets, net	25,932	26,711

Total assets	$627,244	$647,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,272	$65,811
Accrued liabilities	36,178	47,626
Current maturities of long-term debt	41	40

Total current liabilities	107,491	113,477
Long-term debt, net of current maturities	279,216	279,226
Other long-term liabilities	14,579	13,173

Total liabilities	401,286	405,876
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,038 and 35,701 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	356	351
Additional paid-in capital	140,729	138,476
Retained earnings	86,529	102,375
Accumulated other comprehensive (loss) income	(1,656)	345

Total stockholders’ equity	225,958	241,547

Total liabilities and stockholders’ equity	$627,244	$647,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(15,846)	$232
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,930	6,068
Amortization of deferred loan costs	703	659
Bad debt expense	298	201
Non-cash stock based compensation	2,107	1,598
Deferred income taxes	44	8
Net gain on sales of assets	(400)	(288)
Changes in assets and liabilities:
Accounts receivable	(3,695)	1,417
Inventories	(681)	2,899
Other current assets	1,953	2,675
Other assets and liabilities	(745)	(2,340)
Accounts payable	5,461	22,751
Accrued liabilities	(11,218)	(14,168)

Net cash (used in) provided by operating activities	(16,089)	21,712

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,246)	(2,573)
Proceeds from sale of property, plant and equipment	577	493

Net cash used in investing activities	(669)	(2,080)

Cash flows from financing activities:
Payments on long-term debt	(9)	(110)
Deferred loan costs	(245)	—
Exercise of stock options	1,662	2,319
Repurchase of common stock	(399)	(483)

Net cash provided by financing activities	1,009	1,726

Net (decrease) increase in cash and cash equivalents	(15,749)	21,358
Cash and cash equivalents at beginning of period	97,574	93,258

Cash and cash equivalents at end of period	$81,825	$114,616

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
     The condensed consolidated balance sheet as of December 31, 2007 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2007 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2007 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.
2. Net (Loss) Income per Common Share
     Net (loss) income per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares for basic EPS	35,460	34,633
Dilutive effect of stock awards and options	—	1,573

Weighted average shares for diluted EPS	35,460	36,206

     For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 2.3 million for the three months ended March 31, 2007. Weighted average shares outstanding for the three months ended March 31, 2007 have also been adjusted for 242,000 shares of restricted stock. Options to purchase 3.0 million and 1.2 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2008 and 2007, respectively, because their effect was anti-dilutive. There were 394,000 and 366,000 restricted stock shares excluded from the computations of diluted EPS for the three months ended March 31, 2008 and 2007, respectively, because their effect was anti-dilutive.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
3. Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Trade receivables	$129,253	$133,639
Other	29,113	23,052

Accounts receivable	158,366	156,691

Less: allowance for returns and doubtful accounts	6,504	7,209

Accounts receivable, net	$151,862	$149,482

4. Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Floating rate notes	$275,000	$275,000
Other	4,257	4,266

	279,257	279,266
Less: current portion of long-term debt	41	40

Total long-term debt, net of current maturities	$279,216	$279,226

     In 2005, we entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. In January 2008, we cancelled one of the $100.0 million interest rate swap agreements. We cancelled the agreement that started July 1, 2005 whereby we paid a fixed rate of 4.12% and received a variable rate at 90 day LIBOR. The settlement fees related to the cancellation of this interest rate swap agreement were minimal. Additionally, we de-designated $25.0 million of the remaining swap as a cash flow hedge. The change in fair value on this portion of the swap will be recorded through earnings. We also entered into three new interest rate swap agreements in the first quarter of 2008 with notional amounts of $100.0 million, $50.0 million, and $50.0 million. The swap agreements are three year swaps that fix $200.0 million of our outstanding floating rate notes at a weighted average interest rate of 7.41%, including an applicable margin. We will pay a fixed rate at 3.25%, 3.17% and 2.99%, respectively, on the swaps and receive a variable rate at 90 day LIBOR. The swaps are effective on May 15, 2008. The swaps are designated and qualify as fully effective cash flow hedges. All changes in fair value will be recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.
          On January 1, 2008, we partially adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for financial assets and liabilities. SFAS No. 157 became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, we will apply the provisions of SFAS No. 157 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. SFAS No. 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.
          SFAS No. 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
          Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by us
          Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1
          Level 3 — inputs that are unobservable in the marketplace and significant to the valuation

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
          SFAS No. 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
          The only financial instruments measured at fair value on a recurring basis are our interest rate swaps. The interest rate swaps are valued in the market using discounted cash flow techniques. These techniques incorporate Level 1 and Level 2 inputs. These market inputs are utilized in the discounted cash flow calculation considering the term, notional amount, discount rate, yield curve and credit risk of the financial instrument. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the hierarchy.
          The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2):

		Fair Value
	As of March 31,	Measurement as of
	2008	March 31, 2008
Current interest rate swap (included in Accrued liabilities)	$238	$238
Long-term interest rate swaps (included in Other long-term liabilities)	2,422	2,422

Total	$2,660	$2,660

          We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at March 31, 2008 based on the most recent trade price was approximately $195,938.
5. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net (loss) income	$(15,846)	$232
Other comprehensive loss — change in fair value of interest rate swap agreements, net of related tax effect	(2,001)	(407)

Total comprehensive loss	$(17,847)	$(175)

6. Employee Stock-based Compensation
     Our board of directors granted 430,634 stock options and 28,850 shares of restricted stock to employees on February 26, 2008. The grants were made primarily under our 2007 Incentive Plan with 6,850 shares of restricted stock under our 2005 Equity Incentive Plan and all vest ratably over three years. We estimate that this grant will result in incremental stock-based compensation of approximately $0.4 million for the year ended December 31, 2008. The grant date fair value for the restricted stock and the exercise price for the options was $6.70 per share, which was the closing stock price on that date. The grant date fair value of the options was $2.75 and was determined using the following assumptions:

Expected life	5 years
Expected volatility	42.28%
Expected dividend yield	0.00%
Risk-free rate	2.89%
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
     Sales by product category for the three month periods ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Prefabricated components	$53,832	$84,155
Windows & doors	68,237	92,611
Lumber & lumber sheet goods	64,517	114,683
Millwork	28,630	39,242
Other building products & services	55,295	80,452

Total sales	$270,511	$411,143

9. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions for financial instruments were effective for us as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No, 157, which deferred the effective date of SFAS 157, Fair Value Measurements (“SFAS 157”), for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments, and the partial adoption did not have a material impact on our consolidated financial statements. (See Note 4) We are still assessing the impact that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of the January 1, 2008. We adopted SFAS 159, and we are not electing the fair value option for any of our eligible financial instruments and other items that are not already measured at fair value under existing standards.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. Any acquisitions that we enter into prior to that date will follow the accounting and disclosure required under existing GAAP until January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We are currently assessing the impact SFAS 161 will have on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
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
     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, and the health of the economy and mortgage markets. Over the past several quarters, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our margins. The decline in housing starts continues to be widespread affecting all our markets. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current pullback in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, and the aging of the housing stock.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. However, during the three months ended March 31, 2008, our sales to the top 10 homebuilders in the country declined 44.9% compared to the three months ended March 31, 2007. This decline is slightly higher than the overall decline in housing activity in our markets. We attribute this to the highly competitive pricing in our markets as we believe a number of our competitors are selling at or below cost as they become more liquidity constrained. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we plan to further expand our customer base including our custom homebuilder base.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components. In the third quarter of 2007, we purchased Bama Truss and Components, Inc. (“Bama”) which is a market leader in multi-family and light commercial manufactured structural components based in Shelby, Alabama. The Bama location also gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Expansion of Existing and New Facilities. We are seeking to increase our market penetration through the introduction of additional distribution and manufacturing facilities in markets that are underserved. In light of the current operating conditions, however, we have delayed plans to open new manufacturing facilities and distribution centers in the short-term until economic conditions improve. New facilities, including acquisitions, generated incremental sales of approximately $6.3 million for the three months ended March 31, 2008, compared to the same period in 2007.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners. During the last half of 2007, the mortgage markets experienced substantial disruption related to “subprime mortgages.” This mortgage market disruption is continuing and has now had a three-fold effect on the current homebuilder market. First, lenders have tightened the qualification criteria for mortgages, effectively taking a substantial number of potential home buyers out of the market and therefore reducing the demand for new homes. Second, a number of mortgage lenders and buyers of mortgage securities have exited the mortgage market, thereby reducing available funds for new mortgages and the demand for mortgage securities which also reduces the number of potential home buyers. Finally, the increase in defaults as a result of the “subprime mortgage” crisis has increased the inventory of homes for sale, creating more competition for homebuilders. Although the federal government is enacting legislation to assist with the “subprime mortgage” crisis and interest rates have decreased since the end of the year, given the substantial number of potential foreclosures nationwide, more meaningful legislation may need to be enacted and liquidity in the mortgage market will need to be restored before a long-term recovery occurs in the residential construction industry and therefore our industry.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
CURRENT OPERATING CONDITIONS AND OUTLOOK
     Housing starts continued to experience year-over-year declines during the first quarter 2008. According to the U.S. Census Bureau, housing starts for March 2008 were at a seasonally adjusted annual rate of 0.927 million, which is 40.9% below the March 2007 rate of 1.569 million and 14.2% below the December 2007 rate of 1.080 million. First quarter 2008 housing starts for our markets decreased approximately 39.1% compared to the first quarter 2007. Sequentially, housing starts in our markets decreased 17.9% from the fourth quarter of 2007. In addition, market prices for lumber and lumber sheet goods in the first quarter 2008 were on average 12.8% lower than a year ago. As the housing downturn continues, we are trying to expand our customer base to generate incremental sales. Conserving capital is also a main focus. As the utilization of our plants declines, we will need to invest our capital into our existing operations. We feel this investment is worthwhile as once the housing market turns around, we will be able to effectively increase our utilization to quickly meet increasing customer demand.
     In this environment, we are managing our business day-to-day, adjusting to customer demand. We believe we can mitigate a portion of the non-controllable macroeconomic factors by continuing to grow our market share and by diligently managing our cost structure. We are beginning to be limited on reducing our largest controllable costs, salaries and benefits, as we are at core staffing levels at many of our locations given our current locations and operations. Additional declines in housing activity in our markets and increased competitive pressure could make it more difficult for us to maintain our margins which could result in additional impairment of our goodwill and the need for a valuation allowance against some or all of our deferred tax assets. Given the current market weakness, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results through the first half of 2009.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in lower or negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility or cash on hand. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient operating cash flows. Currently, we have nothing drawn on our credit facility. We believe our revolving credit facility and our available cash on hand will continue to be sufficient to cover seasonal working capital needs.
RESULTS OF OPERATIONS
     The following table sets forth, for the three months ended March 31, 2008 and 2007, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended
	March 31,
	2008	2007
Sales	100.0%	100.0%
Cost of sales	77.7%	74.6%

Gross margin	22.3%	25.4%
Selling, general and administrative expenses	29.4%	23.7%

(Loss) income from operations	(7.1)%	1.7%
Interest expense, net	2.4%	1.6%
Income tax (benefit) expense	(3.6)%	0.0%

Net (loss) income	(5.9)%	0.1%

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007
     Sales. Sales for the three months ended March 31, 2008 were $270.5 million, a 34.2% decrease from sales of $411.1 million for the three months ended March 31, 2007. In the three months ended March 31, 2008, housing starts in our markets decreased approximately 39.1%. In addition, lower market prices for commodity lumber and lumber sheet goods had a 0.7% negative impact on our sales. As the declining housing activity within our markets continues, we are experiencing increased competitive conditions. We have responded by lowering prices on virtually all of our product categories. Market share gains and, to a lesser extent, sales from new operations partially offset the decline in housing starts and market prices for commodity lumber products.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2008		2007
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$53.8	19.9%	$84.2	20.5%	(36.1)%
Windows & doors	68.2	25.2%	92.6	22.5%	(26.3)%
Lumber & lumber sheet goods	64.5	23.9%	114.7	27.9%	(43.8)%
Millwork	28.7	10.6%	39.2	9.5%	(26.8)%
Other building products & services	55.3	20.4%	80.4	19.6%	(31.2)%

Total sales	$270.5	100.0%	$411.1	100.0%	(34.2)%

     We continued to improve our sales mix during the quarter, transitioning from commodity items to higher margin, value-added products. We have also seen an increase in our other building products & services category as a percentage of our total sales. As our homebuilder customers continue to downsize their operations, they have increasingly utilized our turn-key installation services. We felt the negative impact of decreased housing starts across all our product categories. For the lumber & lumber sheet goods category, our unit volume accounted for 88.8% of our sales decline in this category while our prices accounted for 11.2% of the decline. This equates to $44.5 million and $5.6 million in sales declines due to unit volumes and price, respectively.
     Our focus on growing our windows & doors and installation business has mitigated some of the downward pressure from decreased housing activity. Our installation business has grown during the downturn and is a value-added service as we only install products we sell. We believe our value-added products and services give us a competitive advantage helping us attract new business during this down cycle.
     Gross Margin. Gross margin decreased $44.2 million, or 42.2%. Our gross margin dollars decreased primarily due to lower sales volume and price concessions to our customers in response to increasingly competitive conditions. The gross margin percentage decreased from 25.4% in 2007 to 22.3% in 2008. The de-leveraging of lower sales volumes to fixed costs of sales lowered our gross margins by approximately 157 basis points. In addition, the rising percentage of installed sales, which traditionally carry lower gross margins, had a negative impact on our gross margins during the quarter. The balance of the decline is primarily related to lower pricing on all of our products. If market conditions continue to create increased competitive pressure, we may continue to see margin compression during the remainder of 2008.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $17.9 million, or 18.4%. Our salaries and benefits expense, excluding the stock-based compensation expense, decreased 23.8% while our full-time equivalent employee headcount decreased 23.6%. Professional services fees decreased $1.6 million, the result of the company managing this semi-variable cost in response to current market conditions.
     As a percent of sales, selling, general and administrative expenses increased from 23.7% in 2007 to 29.4% in 2008. Our fixed costs did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and plan to make adjustments as necessary.
     Interest Expense, Net. Net interest expense was $6.5 million for the three months ended March 31, 2008, a decrease of $0.2 million. The decrease was primarily attributable to higher average debt balances in the first quarter of 2007 compared to the first quarter of 2008. This decrease was partially offset by a decrease in interest income due to lower average cash balances and lower interest rates in the first quarter of 2008 compared to the first quarter of 2007.
     Income Tax (Benefit) Expense. We had an income tax benefit with an effective tax rate of 38.2% for the three months ended March 31, 2008 compared to income tax expense with an effective tax rate of 37.1% for the three months ended March 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     For information regarding our liquidity and capital resources see our annual report on Form 10-K for the year ended December 31, 2007. We anticipate receiving $12 to $17 million in income tax refunds in subsequent quarters in 2008. There have been no other material changes in our liquidity, commitments for capital expenditures or sources and mix of capital resources.
Consolidated Cash Flows
     Cash used in operating activities was $16.1 million for the three months ended March 31, 2008 compared to cash provided by operating activities of $21.7 million for the three months ended March 31, 2007. The decrease was primarily due to the net loss in the first quarter of 2008 and changes in working capital. During the three months ended March 31, 2008, we experienced a slight build in our inventories in March as our sales per ship day increased 6.7% over December 2007 levels. The increase in accounts receivable is primarily related to an increase in other receivables, specifically an $11.5 million increase in income tax receivable, which was partially offset by collections of our trade and rebates receivable. During the three months ended March 31, 2007, we collected accounts receivable and reduced inventory levels as our sales volume trended downward.
     During the three months ended March 31, 2008 and 2007, cash flows used for investing activities were $0.7 million and $2.1 million, respectively. Capital expenditures decreased $1.4 million from $2.6 million for the three months ended March 31, 2007 to $1.2 million for the three months ended March 31, 2008 as we strive to conserve capital in the current operating environment.
     Net cash provided by financing activities was $1.0 million for the three months ended March 31, 2008 compared to $1.7 million for the three months ended March 31, 2007. The decrease was primarily due to a reduction in cash received from stock option exercises.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions for financial instruments were effective for us as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No, 157, which deferred the effective date of SFAS 157, Fair Value Measurements (“SFAS 157”), for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments, and the partial adoption did not have a material impact on our consolidated financial statements. (See Note 4) We are still assessing the impact that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of the January 1, 2008. We adopted SFAS 159, and we are not electing the fair value option for any of our eligible financial instruments and other items that are not already measured at fair value under existing standards.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. Any acquisitions that we enter into prior to that date will follow the accounting and disclosure required under existing GAAP until January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit -risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We are currently assessing the impact SFAS 161 will have on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding on March 31, 2008, the interest rate swap contract in place at March 31, 2008, and the interest rate swap contracts that will be effective on May 15, 2008, a 1.0% increase in interest rates would result in approximately $0.7 million of additional interest expense annually. A discussion of the new interest rate swap agreements entered into the first quarter of 2008 is contained in Note 4.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2008, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
     (a) None

Use of Proceeds
     (b) Not applicable
Company Stock Repurchases
     (c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2008:

Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2008 — January 31, 2008	—	—	—	—
February 1, 2008 — February 28, 2008	58,281	$6.85	—	—
March 1, 2008 — March 31, 2008	—	—	—	—

Total	58,281	$6.85	—	—

     The shares presented in the above table represent restricted stock tendered in order to meet minimum withholding tax requirements for shares vested.
Item 3. Defaults upon Senior Securities
     (a) None
     (b) None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     (a) None
     (b) None

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.4	Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.5	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.1*+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement

10.2*+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.
/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer (Principal Executive Officer)

May 1, 2008

/s/ CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer (Principal Financial Officer)

May 1, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Stockholders Agreement, dated as of June 11, 1999, among Stonegate Resources Holdings, LLC, BSL Holdings, Inc., Holmes Lumber Company, and Lockwood Holmes (incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.4	Stock Purchase Agreement, dated as of March 3, 2000, among Stonegate Resources Holdings, LLC, Builders FirstSource, Inc., and William A. Schwartz (incorporated by reference to Exhibit 4.6 to Amendment No. 2 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.5	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.1*+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement

10.2*+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

+	Indicates a management contract or compensatory plan or arrangement.