Form 10-Q
period 2008-06-30
Builders FirstSource, Inc.
filed 2008-07-31
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 28, 2008 was 36,074,619.

BUILDERS FIRSTSOURCE, INC.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
		(Unaudited)
Sales	$307,261	$465,140	$577,772	$876,283
Cost of sales	240,991	348,507	451,101	655,099

Gross margin	66,270	116,633	126,671	221,184
Selling, general and administrative expenses	80,837	99,563	160,408	197,033
Asset impairments	14,235	—	14,235	—

(Loss) income from operations	(28,802)	17,070	(47,972)	24,151
Interest expense, net	6,294	6,583	12,764	13,295

(Loss) income before income taxes	(35,096)	10,487	(60,736)	10,856
Income tax expense	10,817	2,092	1,023	2,229

Net (loss) income	$(45,913)	$8,395	$(61,759)	$8,627

Net (loss) income per share:
Basic	$(1.29)	$0.24	$(1.74)	$0.25

Diluted	$(1.29)	$0.23	$(1.74)	$0.24

Weighted average common shares outstanding:
Basic	35,666	34,911	35,563	34,773

Diluted	35,666	36,352	35,563	36,279

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,192	$97,574
Accounts receivable, less allowances of $6,219 and $7,209 at June 30, 2008 and December 31, 2007, respectively	165,191	149,482
Inventories	100,351	95,038
Other current assets	5,233	26,672

Total current assets	345,967	368,766
Property, plant and equipment, net	89,521	96,358
Goodwill	148,058	155,588
Other assets, net	25,568	26,711

Total assets	$609,114	$647,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,447	$65,811
Accrued liabilities	43,192	47,626
Current maturities of long-term debt	42	40

Total current liabilities	124,681	113,477
Long-term debt, net of current maturities	279,205	279,226
Other long-term liabilities	19,374	13,173

Total liabilities	423,260	405,876
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,075 and 35,701 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	357	351
Additional paid-in capital	142,864	138,476
Retained earnings	40,616	102,375
Accumulated other comprehensive income	2,017	345

Total stockholders’ equity	185,854	241,547

Total liabilities and stockholders’ equity	$609,114	$647,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(61,759)	$8,627
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,475	12,111
Asset impairments	14,235	—
Amortization of deferred loan costs	1,416	1,317
Bad debt expense	2,067	810
Non-cash stock based compensation	4,136	3,834
Deferred income taxes	19,946	(1,620)
Net gain on sales of assets	(1,065)	(369)
Changes in assets and liabilities:
Accounts receivable	(18,356)	(4,908)
Inventories	(5,313)	(3,090)
Other current assets	4,040	(2,367)
Other assets and liabilities	(805)	(1,734)
Accounts payable	15,636	44,276
Accrued liabilities	(4,593)	(3,335)

Net cash (used in) provided by operating activities	(18,940)	53,552

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,458)	(5,936)
Proceeds from sale of property, plant and equipment	1,979	841

Net cash used in investing activities	(4,479)	(5,095)

Cash flows from financing activities:
Payments on long-term debt	(19)	(220)
Deferred loan costs	(354)	—
Exercise of stock options	1,809	3,493
Repurchase of common stock	(399)	(483)

Net cash provided by financing activities	1,037	2,790

Net (decrease) increase in cash and cash equivalents	(22,382)	51,247
Cash and cash equivalents at beginning of period	97,574	93,258

Cash and cash equivalents at end of period	$75,192	$144,505

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
2. Asset Impairments
Goodwill
     Since December 31, 2007, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During the quarter, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to two of our reporting units which were significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for each of these reporting units exceeded its respective estimated fair value; and therefore, we recorded a $7.5 million pre-tax impairment charge included in asset impairments on the condensed consolidated statement of operations for the three and six months ended June 30, 2008. One of these reporting units was partially impaired during 2007, and now has no goodwill value on the balance sheet at June 30, 2008. The second reporting unit has $36.4 million of goodwill remaining on the balance sheet at June 30, 2008. We will continue to monitor all of our reporting units, as continued declines in housing activity could result in additional impairment.
Long-lived Assets
     The unfavorable economic factors that were present throughout the quarter also prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated the fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded an impairment for the amount by which the carrying value exceeded the estimated fair value. Included in asset impairments on the condensed consolidated statements of operations for the three and six months ended June 30, 2008 is a $2.3 million charge related to leasehold improvements and a $4.4 million charge related to customer relationship intangibles. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.

3. Net (Loss) Income per Common Share
     Net (loss) income per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares for basic EPS	35,666	34,911	35,563	34,773
Dilutive effect of stock awards and options	—	1,441	—	1,506

Weighted average shares for diluted EPS	35,666	36,352	35,563	36,279

     For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 2.1 million for the three and six months ended June 30, 2007. Weighted average shares outstanding for the three and six months ended June 30, 2007 have also been adjusted for 410,000 shares of restricted stock. Options to purchase 3.0 million and 1.2 million shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2008 and 2007, respectively, because their effect was anti-dilutive. There were 392,000 and 196,000 restricted stock shares excluded from the computations of diluted EPS for the three and six months ended June 30, 2008 and 2007, respectively, because their effect was anti-dilutive.
4. Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Trade receivables	$137,851	$133,639
Income tax receivables	27,229	13,276
Other	6,330	9,776

Accounts receivable	171,410	156,691

Less: allowance for returns and doubtful accounts	6,219	7,209

Accounts receivable, net	$165,191	$149,482

5. Debt
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Floating rate notes	$275,000	$275,000
Other	4,247	4,266

	279,247	279,266
Less: current portion of long-term debt	42	40

Total long-term debt, net of current maturities	$279,205	$279,226

     In the first quarter of 2008, we entered into three new interest rate swap agreements with notional amounts of $100.0 million, $50.0 million, and $50.0 million. The swap agreements are three year swaps that fix $200.0 million of our outstanding floating rate notes at a weighted average interest rate of 7.41%, including an applicable margin. We are paying a fixed rate at 3.25%, 3.17% and 2.99%, respectively, on the swaps and receive a variable rate at 90 day LIBOR. The swaps were effective on May 15, 2008. The swaps are designated and qualify as fully effective cash flow hedges. All changes in fair value will be recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.
     On January 1, 2008, we partially adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities. SFAS 157 became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, we will apply the provisions of SFAS 157 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. SFAS 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.
     SFAS 157 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:
          Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by us
          Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1
          Level 3 — inputs that are unobservable in the marketplace and significant to the valuation
     SFAS 157 requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
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
     The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value
	as of June 30,	Measurement as of
	2008	June 30, 2008
Long-term interest rate swaps (included in Other assets, net)	$3,303	$3,303
     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at June 30, 2008 based on the most recent trade price was approximately $192.8 million.
6. Comprehensive (Loss) Income
     The following table presents the components of comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss) income	$(45,913)	$8,395	$(61,759)	$8,627
Other comprehensive income (loss) — change in fair value of interest rate swap agreements, net of related tax effect	3,673	(53)	1,672	(460)

Total comprehensive (loss) income	$(42,240)	$8,342	$(60,087)	$8,167

7. Employee Stock-based Compensation
     Our board of directors granted 430,634 stock options and 28,850 shares of restricted stock to employees on February 26, 2008. The grants were made primarily under our 2007 Incentive Plan with 6,850 shares of restricted stock granted under our 2005 Equity Incentive Plan and all vest ratably over three years. We estimate that this grant will result in incremental stock-based compensation of approximately $0.4 million for the year ended December 31, 2008. The grant date fair value for the restricted stock and the exercise price for the options was $6.70 per share, which was the closing stock price on that date. The grant date fair value of the options was $2.75 and was determined using the following assumptions:

Expected life	5 years
Expected volatility	42.28%
Expected dividend yield	0.00%
Risk-free rate	2.89%
     On April 23, 2008, we filed a Tender Offer Statement on Schedule TO (the “Exchange Offer”) with the Securities and Exchange Commission. The Exchange Offer was an offer by us to certain optionholders to exchange their outstanding stock option grants, whether vested or unvested, to purchase shares of our common stock, par value $0.01 per share, granted under the 2005 Equity Incentive Plan (“2005 Plan”) with an exercise price per share greater than or equal to $17.90 for new option grants to be granted under the 2005 Plan. The Exchange Offer was made to employees who, as of the date the Exchange Offer commenced, were actively employed by us and held eligible option grants. The Exchange Offer was approved by our shareholders at our annual meeting on May 22, 2008. We accepted for cancellation, eligible option grants to purchase an aggregate of 943,200 shares of our common stock, representing 100% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer on May 22, 2008, the expiration date of the Exchange Offer. Contemporaneous with the cancellation, our board of directors granted an equivalent number of stock options to the eligible employees on May 22, 2008 with an exercise price of $7.15, which is the closing price of our common stock on that date.
     The exchange of original options for new option grants was treated as a modification of the original options in accordance with SFAS No. 123 (revised 2004) “Share-Based Payment.” The remaining unamortized stock compensation expense related to the original options will continue to be amortized over the original vesting period related to those options. The compensation expense for the incremental difference between the fair value of the new options and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the new option grants which vest ratably over a term of approximately three years. We estimate the incremental stock-based compensation expense related to the modification, net of estimated forfeitures, will be approximately $2.1 million, of which $0.6 million is expected to be expensed in the year ending December 31, 2008.
8. Income Taxes
     We have generated significant deferred tax assets partially due to various goodwill and other long-lived asset impairments that we recorded. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during the quarter, we now anticipate being in a three-year cumulative loss position during fiscal year 2008. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the second quarter of 2008, we recorded a valuation allowance totaling approximately $24.1 million against primarily all of our net deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as an increase to income tax expense.
     The deferred tax assets, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through the generation of sufficient taxable income. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related net deferred tax assets, our effective tax rate may decrease as the valuation allowance is reversed.

9. Commitments and Contingencies
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
10. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. Because we believe that these operating segments meet the aggregation criteria prescribed in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, we have one reportable segment.
     Sales by product category for the three and six month periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Prefabricated components	$59,913	$101,345	$113,745	$185,500
Windows & doors	74,124	105,300	142,361	197,911
Lumber & lumber sheet goods	76,157	125,949	140,674	240,631
Millwork	32,416	42,986	61,046	82,228
Other building products & services	64,651	89,560	119,946	170,013

Total sales	$307,261	$465,140	$577,772	$876,283

11. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions for financial instruments were effective for us as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157, for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments. The partial adoption did not have a material impact on our consolidated financial statements (See Note 5). We are still assessing the impact that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of January 1, 2008. We adopted SFAS 159 as of January 1, 2008, and we are not electing the fair value option for any of our eligible financial instruments and other items that are not already measured at fair value under existing standards.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We are currently assessing the disclosure impact that SFAS 161 will have on our consolidated financial statements.

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
COMPANY OVERVIEW
     We are a leading supplier and manufacturer of structural and related building products for residential new construction in the U.S. Our manufactured products include factory-built roof and floor trusses, wall panels and stairs, as well as engineered wood that we design and cut for each home. We also manufacture custom millwork and trim that we market under the SynboardTM brand name, and aluminum and vinyl windows. We also assemble interior and exterior doors into pre-hung units. In addition, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and gypsum wallboard. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.
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
     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, and the health of the economy and mortgage markets. Over the past several quarters, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our margins. The decline in housing starts continues to be widespread affecting all our markets. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current pullback in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, and the aging of the housing stock.
•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. However, during the six months ended June 30, 2008, sales to our top 10 production homebuilder customers declined 45.1% compared to the six months ended June 30, 2007. This decline is slightly greater than the overall decline in housing activity in our markets as this particular customer group has responded faster than many smaller homebuilders to excess housing inventory levels and sharply curtailed homebuilding activities. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we plan to further expand our custom home builder base.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we believe we can enter the multi-family and/or light commercial market in certain regions with limited incremental costs as these end markets are especially conducive for sales of prefabricated components. In the third quarter of 2007, we purchased Bama Truss and Components, Inc. (“Bama”) which is a market leader in multi-family and light commercial manufactured structural components based in Shelby, Alabama. The Bama location also gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Expansion of Existing and New Facilities. Part of our growth strategy has been to increase our market penetration through the introduction of additional distribution and manufacturing facilities in markets that are underserved. In light of the current operating conditions, however, we have delayed plans to open new manufacturing facilities and distribution centers in the short-term until economic conditions improve. New facilities, including acquisitions, opened less than a year generated incremental sales of approximately $7.2 million and $13.5 million for the three and six months ended June 30, 2008, respectively, compared to the same period in 2007.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners. During the last half of 2007, the mortgage markets experienced substantial disruption related to “subprime mortgages.” This mortgage market disruption is continuing and has now had a three-fold effect on the current homebuilder market. First, lenders have tightened the qualification criteria for mortgages, effectively taking a substantial number of potential home buyers out of the market and therefore reducing the demand for new homes. Second, a number of mortgage lenders and buyers of mortgage securities have exited the mortgage market, thereby reducing available funds for new mortgages and the demand for mortgage securities which also reduces the number of potential home buyers. Finally, the increase in defaults as a result of the “subprime mortgage” crisis has increased the inventory of homes for sale, creating more competition for homebuilders. Although the federal government is enacting legislation to assist with the “subprime mortgage” crisis, given the substantial number of potential foreclosures nationwide, liquidity in the mortgage markets may need to be restored before a long-term recovery can occur in the residential construction and building products supply industries.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Recently, we have also experienced significant increases on in-bound freight costs on our products due to the price of fuel. With the significant competition within in our markets, we are having difficulty passing the fuel price increases on to our customers. Our inability to pass on price increases to our customers could adversely impact our operating income.

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
CURRENT OPERATING CONDITIONS AND OUTLOOK
     Housing starts continued to experience year-over-year declines during the second quarter of 2008. According to the U.S. Census Bureau, housing starts for June 2008 were at a seasonally adjusted annual rate of 1.091 million, which is 23.9% below the June 2007 rate of 1.433 million and 1.8% below the December 2007 rate of 1.111 million. Single family starts, the largest driver of our business, were at a seasonally adjusted annual rate of 0.613 million, which is 39.7% below the June 2007 rate of 1.016 million and 14.1% below the December 2007 rate of 0.714 million. Second quarter 2008 housing starts for our markets decreased approximately 43.1% compared to the second quarter 2007. In addition, market prices for lumber and lumber sheet goods in the second quarter 2008 were on average 5.7% lower than a year ago.
     As the housing downturn continues, we are expanding our customer base to generate incremental sales, identifying operating efficiencies to further control and cut costs, and conserving capital to weather the downturn and take advantage of opportunities to grow our business. We have not had a large presence in supplying the multifamily and light commercial construction business in the past, but we have been expanding our presence in this business over the last several quarters. We continue to aggressively identify operating efficiencies and cut costs. When compared to the second quarter of 2007, we were able to reduce our salaries and benefits expense within selling, general and administrative expenses by 22.6%, or almost 70% variable to our 32.5% decline in sales volume for the second quarter of 2008. We may be limited in our ability to further reduce our full time equivalent headcount, and thereby our salaries and benefits, as we are at core staffing levels at many of our locations. Conserving capital has been a focus of ours since the beginning of the downturn. We feel our liquidity is still strong with over $210 million in combined cash and available borrowing.
     With the continued softening in housing starts, utilization of our plants has declined and we are continuously analyzing opportunities for in-market consolidations by either closing or moth-balling facilities. Depending on management’s decisions regarding these consolidation efforts, we could incur some facility closure costs possibly including severance in the latter half of 2008.
     Additional declines in housing activity in our markets and increased competitive pressure is likely to adversely affect our sales and margins. This in turn could result in additional impairment of our goodwill and long-lived assets, as well as increases to the valuation allowance against our net deferred tax assets. We think difficult market conditions affecting our business will continue to have a negative effect on our operating results throughout the remainder of 2008 and 2009.
     While the homebuilding industry is currently in a severe downturn, we still believe that the long-term outlook for the housing industry is positive due to continued growth in the underlying demographics. We believe our market leadership and financial strength afford us the ability to manage through the downturn and outperform our peers. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow our business when market conditions improve. We want to avoid taking steps that will limit our ability to compete and create long-term shareholder value.

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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in lower or negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility or cash on hand. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. More recently, we have relied less on our revolving credit facility due to our ability to generate sufficient cash flow. We believe our revolving credit facility and our cash on hand will continue to be sufficient to cover seasonal working capital needs.
RECENT DEVELOPMENTS
Goodwill
     Since December 31, 2007, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During the quarter, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to two of our reporting units which were significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for each of these reporting units exceeded its respective estimated fair value; and therefore, we recorded a $7.5 million pre-tax impairment charge included in asset impairments on the condensed consolidated statement of operations for the three and six months ended June 30, 2008. One of these reporting units was partially impaired during 2007, and now has no goodwill value on the balance sheet at June 30, 2008. The second reporting unit has $36.4 million of goodwill remaining on the balance sheet at June 30, 2008. We will continue to monitor all of our reporting units, as continued declines in housing activity could result in additional impairment.
Long-lived Assets
     The unfavorable economic factors that were present throughout the quarter also prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated the fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded an impairment for the amount by which the carrying value exceeded the estimated fair value. Included in asset impairments on the condensed consolidated statements of operations for the three and six months ended June 30, 2008 is a $2.3 million charge related to leasehold improvements and a $4.4 million charge related to customer relationship intangibles. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.
Valuation Allowance
     We have generated significant deferred tax assets partially due to various goodwill and other long-lived asset impairments that we recorded. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during the quarter, we now anticipate being in a three-year cumulative loss position during fiscal year 2008. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the second quarter of 2008, we recorded a valuation allowance totaling approximately $24.1 million against primarily all of our net deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as an increase to income tax expense.
     The deferred tax assets, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through the generation of sufficient taxable income. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related net deferred tax assets, our effective tax rate may decrease as the valuation allowance is reversed.
RESULTS OF OPERATIONS
     The following table sets forth, for the three and six months ended June 30, 2008 and 2007, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.4%	74.9%	78.1%	74.8%

Gross margin	21.6%	25.1%	21.9%	25.2%
Selling, general and administrative expenses	27.1%	21.4%	28.1%	22.5%
Asset impairments	3.9%	0.0%	2.1%	0.0%

(Loss) income from operations	(9.4)%	3.7%	(8.3)%	2.7%
Interest expense, net	2.0%	1.4%	2.2%	1.4%
Income tax expense	3.5%	0.5%	0.2%	0.3%

Net (loss) income	(14.9)%	1.8%	(10.7)%	1.0%

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007
     Sales. Sales for the three months ended June 30, 2008 were $307.3 million, a 33.9% decrease from sales of $465.1 million for the three months ended June 30, 2007. In the three months ended June 30, 2008, housing starts in our markets decreased approximately 43.1%. In addition, lower market prices for commodity lumber and lumber sheet goods had a 0.6% negative impact on our sales. As the declining housing activity within our markets continues, we are experiencing increased competitive conditions. Market share gains and, to a lesser extent, sales from new operations partially offset the decline in housing starts and lower market prices for commodity lumber products.

     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended
	June 30,
	2008		2007
		% of		% of
	Sales	Sales	Sales	Sales	% Change
Prefabricated components	$59.9	19.5%	$101.3	21.8%	(40.9)%
Windows & doors	74.1	24.1%	105.3	22.6%	(29.6)%
Lumber & lumber sheet goods	76.2	24.8%	125.9	27.1%	(39.5)%
Millwork	32.4	10.6%	43.0	9.2%	(24.7)%
Other building products & services	64.7	21.0%	89.6	19.3%	(27.8)%

Total sales	$307.3	100.0%	$465.1	100.0%	(33.9)%

     Our sales mix has continued to shift toward finish-out products such as windows, doors and millwork, and away from prefabricated components and lumber & lumber sheet goods, indicating that more houses are being finished than started. This gap between housing units started compared to completed narrowed during the second quarter indicating that this may be an abating trend. Commodity deflation has also contributed to the declines in prefabricated components and lumber & lumber sheet goods as these product categories are most impacted by lower market pricing for commodity lumber and panel products. Other building products and services has also increased as a percentage of total sales. As our homebuilder customers continue to downsize their operations, they have increasingly utilized our turn-key framing and installation services.
     We have felt the negative impact of decreased housing starts across all product categories. For the lumber & lumber sheet goods category, our unit volume accounted for 86.3% of our sales decline in this product category while our prices accounted for 13.7% of the decline. This equates to $43.0 million and $6.7 million in sales declines due to volume and price, respectively.
     Gross Margin. Gross margin decreased $50.4 million, or 43.2%. Our gross margin dollars decreased primarily due to lower sales volume and price concessions to our customers in response to increasingly competitive conditions. The gross margin percentage decreased from 25.1% in the second quarter of 2007 to 21.6% in the second quarter of 2008. We experienced gross margin compression on all of our major product categories, the most significant in our manufactured products and commodity lumber and panel products. The de-leveraging of lower sales volumes to fixed costs of sales lowered our gross margins by approximately 120 basis points. Gross margins on lumber and lumber sheet goods fell 2.4% as it is a category with fewer barriers to competition. Pricing pressure on our products continues in the current highly competitive environment. We continue to work to identify ways to increase our margins. If market conditions continue to create increased competitive pressure, we may continue to see margin compression during the remainder of 2008 and 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $18.7 million, or 18.8%. Our salaries and benefits expense decreased $13.9 million, or 22.6%, while our full-time equivalent employee headcount decreased 22.0%. Professional services fees decreased $0.9 million, the result of the company managing this semi-variable cost in response to current market conditions. Offsetting these declines in selling, general and administrative expense were an increase in our bad debt expense and other customer write-offs of $1.3 million, a result of the continued decline in economic conditions and its effect on our smaller customers, and a $0.6 million increase in our fuel expense, despite declining sales volume.
     As a percent of sales, selling, general and administrative expenses increased from 21.4% in the second quarter of 2007 to 27.1% in the second quarter of 2008. Our fixed costs, principally occupancy expense, did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and will continue to make adjustments as necessary.
     Interest Expense, Net. Net interest expense was $6.3 million for the three months ended June 30, 2008, a decrease of $0.3 million. The decrease was due to a decrease in the average debt balance from the second quarter 2007, as we paid off the term loan in the fourth quarter of 2007, as well as lower interest rates during the quarter. This decrease was partially offset by a decrease in interest income due to lower average cash balances and an increase in commitment fees related to our new revolving credit facility entered into at the end of 2007.
     Income Tax Expense. We recognized income tax expense of $10.8 million and $2.1 million for the three months ended June 30, 2008 and 2007, respectively. Income tax expense in the current quarter was impacted by a non-cash valuation allowance of $24.1 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the impact of the valuation allowance, the effective tax rate for the three months ended June 30, 2008 was 37.9% compared to an effective tax rate of 19.9% for the three months ended June 30, 2007. During the second quarter of 2007, we increased the value of our deferred tax asset related to certain loss carryforwards by approximately $1.5 million due to newly enacted tax legislation in one of our filing jurisdictions and reduced the reserve for uncertain tax positions by approximately $0.4 million for certain tax positions determined to be effectively settled. These adjustments were recorded as a reduction to income tax expense.
Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007
     Sales. Sales for the six months ended June 30, 2008 were $577.8 million, a 34.1% decrease from sales of $876.3 million for the six months ended June 30, 2007. In the six months ended June 30, 2008, housing starts in our markets decreased approximately 41.3%. In addition, market prices for lumber and lumber sheet goods were on average approximately 0.7% lower than in the six months ended June 30, 2007. Market share gains and, to a lesser extent, sales from new operations partially offset the significant decline in housing starts and lower market prices for commodity lumber products.
     The following table shows sales classified by product category (dollars in millions):

	Six Months Ended
	June 30,
	2008		2007
		% of		% of
	Sales	Sales	Sales	Sales	% Change
Prefabricated components	$113.7	19.7%	$185.5	21.2%	(38.7)%
Windows & doors	142.4	24.6%	197.9	22.6%	(28.0)%
Lumber & lumber sheet goods	140.7	24.3%	240.7	27.5%	(41.5)%
Millwork	61.1	10.6%	82.2	9.4%	(25.7)%
Other building products & services	119.9	20.8%	170.0	19.3%	(29.5)%

Total sales	$577.8	100.0%	$876.3	100.0%	(34.1)%

     Our sales mix has continued to shift toward finish-out products such as windows, doors and millwork, and away from prefabricated components and lumber & lumber sheet goods, indicating that more houses are being finished than started. This gap between housing units started compared to completed narrowed during the second quarter indicating that this may be an abating trend. Commodity deflation has also contributed to the declines in prefabricated components and lumber & lumber sheet goods as these product categories are most impacted by lower market pricing for commodity lumber and panel products.. Other building products and services has also increased as a percentage of total sales. As our homebuilder customers continue to downsize their operations, they have increasingly utilized our turn-key framing and installation services.
     We have felt the negative impact of decreased housing starts across all product categories. For the lumber & lumber sheet goods category, our unit volume declined 87.6% while our prices declined 12.4%. This equates to $87.5 million and $12.5 million in sales declines due to unit volumes and price, respectively.
     Gross Margin. Gross margin decreased $94.5 million, or 42.7%. The gross margin percentage decreased from 25.2% in 2007 to 21.9% in 2008. We experienced gross margin compression on all of our major product categories, the most significant in our manufactured products and commodity lumber and panel products. The de-leveraging of lower sales volumes to fixed costs of sales lowered our gross margins by approximately 136 basis points. Gross margins on lumber and lumber sheet goods fell 1.5% as it is a category with fewer barriers to competition. Pricing pressure on our products continues in the current highly competitive environment. We continue to work to identify ways to increase our margins. If market conditions continue to create increased competitive pressure, we may continue to see margin compression during the remainder of 2008 and 2009.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $36.6 million, or 18.6%. Average full-time equivalent employee headcount decreased 21.2% compared to the first half of 2007, while our salaries and benefits expense fell $27.6 million, or 22.5%, compared to a 32.6% sales volume decline. Professional services fees decreased $2.4 million, the result of the company managing this semi-variable cost in response to current market conditions. Offsetting these declines in selling, general and administrative expense were an increase in our bad debt expense and other customer write-offs of $1.7 million, a result of the continued decline in economic conditions and its effect on our smaller customers, and a $0.9 million increase in our fuel expense, despite declining sales volume.
     As a percent of sales, selling, general and administrative expenses increased from 22.5% in the first six months of 2007 to 28.1% in the first six months of 2008. Our fixed costs, principally occupancy expense, did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and will continue to make adjustments as necessary.
     Interest Expense, Net. Net interest expense was $12.8 million for the six months ended June 30, 2008, a decrease of $0.5 million. The decrease was primarily attributable to higher average debt balances in the first half of 2007 compared to the first half of 2008, as we paid off the term loan in the fourth quarter of 2007, as well as lower interest rates during the quarter. This decrease was partially offset by a decrease in interest income due to lower average cash balances and an increase in commitment fees related to our new revolving credit facility entered into at the end of 2007.
     Income Tax Expense. We recognized income tax expense of $1.0 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively. Income tax expense in the current year was impacted by a non-cash valuation allowance of $24.1 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the impact of the valuation allowance, the effective tax rate for the six months ended June 30, 2008 was 38.0% compared to an effective tax rate of 20.5% for the six months ended June 30, 2007. During the second quarter of 2007, we increased the value of our deferred tax asset related to certain loss carryforwards by approximately $1.5 million due to newly enacted tax legislation in one of our filing jurisdictions and reduced the reserve for uncertain tax positions by approximately $0.4 million for certain tax positions determined to be effectively settled. These adjustments were recorded as a reduction to income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
     For information regarding our liquidity and capital resources see our annual report on Form 10-K for the year ended December 31, 2007. We received $6.8 million in income tax refunds in the second quarter of 2008. We also expect to receive an additional $7 to $10 million in income tax refunds in the third or fourth quarter of 2008. There have been no other material changes in our liquidity, commitments for capital expenditures or sources and mix of capital resources.
Consolidated Cash Flows
     Cash used in operating activities was $18.9 million for the six months ended June 30, 2008 compared to cash provided by operating activities of $53.6 million for the six months ended June 30, 2007. The decrease was primarily due to the net loss in the first six months of 2008 and changes in working capital. The increase in accounts receivable was primarily related to an increase in other receivables, specifically a $14.0 million increase in our income tax receivable. During the six months ended June 30, 2007, cash provided by operating activities was primarily due to changes in working capital driven by sales volume trends.
     During the six months ended June 30, 2008 and 2007, cash flows used for investing activities were $4.5 million and $5.1 million, respectively. The decrease in net cash used for investing activities was primarily due to an increase in the proceeds from sale of property, plant and equipment. We sold one of our properties, included in assets held for sale at March 31, 2008, for approximately $0.5 million. Additionally, we have made a concentrated effort in the first half of 2008 to sell off excess equipment. Offsetting the increase in proceeds from sale of property, plant and equipment, capital expenditures increased $0.6 million from $5.9 million for the six months ended June 30, 2007 to $6.5 million for the six months ended June 30, 2008.
     Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2008 compared to $2.8 million for the six months ended June 30, 2007. The decrease was primarily due to a reduction in cash received from stock option exercises.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions for financial instruments were effective for us as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157, for all non-financial assets and non-

financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments. The partial adoption did not have a material impact on our consolidated financial statements (See Note 5). We are still assessing the impact that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of January 1, 2008. We adopted SFAS 159 as of January 1, 2008, and we are not electing the fair value option for any of our eligible financial instruments and other items that are not already measured at fair value under existing standards.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We are currently assessing the disclosure impact that SFAS 161 will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long- term debt balances. Based on debt outstanding and interest rate swap contracts in place at June 30, 2008, a 1.0% increase in interest rates would result in approximately $0.8 million of additional interest expense annually. A discussion of the new interest rate swap agreements entered into in the first quarter of 2008 is contained in Note 5.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2008, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
     (a) None
Use of Proceeds
     (b) Not applicable
Company Stock Repurchases
     (c) None
Item 3. Defaults upon Senior Securities
     (a) None
     (b) None
Item 4. Submission of Matters to a Vote of Security Holders
     The company’s annual meeting of stockholders was held on May 22, 2008. The owners of 33,739,253 shares of the company’s common stock, representing 93.6 % of the voting power of all of the shares of common stock issued and outstanding on March 31,

2008, the record date for the meeting, were represented at the annual meeting. Each share of common stock was entitled to one vote at the annual meeting.
     Our stockholders elected each of the following individuals as a director of the company for a term of three years: Mr. Paul S. Levy (33,358,291 votes in favor, and 380,962 votes withheld), Mr. David A. Barr (33,486,058 votes in favor, and 253,195 votes withheld), Mr. Cleveland A. Christophe (33,362,454 votes in favor, and 376,799 votes withheld), and Mr. Craig A. Steinke (33,511,898 votes in favor, and 227,355 votes withheld). Mr. Michael Graff, Mr. Robert C. Griffin and Mr. Brett N. Milgrim continue as directors and, if nominated, will next stand for re-election at the 2009 annual meeting of stockholders. Mr. Ramsey A. Frank, Mr. Kevin J. Kruse and Mr. Floyd F. Sherman continue as directors and, if nominated, will next stand for re-election at the 2010 annual meeting of stockholders.
     Our stockholders approved the stock option exchange program, as discussed in Part I, Item 1, Note 7, with 25,028,361 votes in favor, 4,917,377 votes against, 10,844 abstentions, and 3,782,761 broker non-votes.
     Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008 with 33,713,247 votes in favor, 23,255 votes against, and 2,751 abstentions.
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
July 31, 2008

/s/ CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer (Principal Financial Officer)
July 31, 2008

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