Form 10-Q
period 2008-09-30
Builders FirstSource, Inc.
filed 2008-10-30
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 27, 2008 was 36,106,472.

BUILDERS FIRSTSOURCE, INC.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
Sales	$288,324	$413,917	$866,096	$1,290,200
Cost of sales	227,793	314,294	678,894	969,393

Gross margin	60,531	99,623	187,202	320,807
Selling, general and administrative expenses	75,619	93,197	236,027	290,230
Facility closure costs	4,088	—	4,088	—
Asset impairments	—	18,864	14,235	18,864

(Loss) income from operations	(19,176)	(12,438)	(67,148)	11,713
Interest expense, net	6,144	6,550	18,908	19,845

Loss before income taxes	(25,320)	(18,988)	(86,056)	(8,132)
Income tax benefit	(6,464)	(6,976)	(5,441)	(4,747)

Net loss	$(18,856)	$(12,012)	$(80,615)	$(3,385)

Net loss per common share:
Basic and diluted	$(0.53)	$(0.34)	$(2.26)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	35,689	35,006	35,605	34,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,210	$97,574
Trade accounts receivable, less allowances of $6,240 and $7,209 at September 30, 2008 and December 31, 2007, respectively	118,278	126,430
Other receivables	33,220	23,052
Inventories	91,294	95,038
Other current assets	9,408	26,672

Total current assets	383,410	368,766
Property, plant and equipment, net	85,360	96,358
Goodwill	147,822	155,588
Other assets, net	23,486	26,711

Total assets	$640,078	$647,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,614	$65,811
Accrued liabilities	39,890	47,626
Current maturities of long-term debt	43	40

Total current liabilities	110,547	113,477
Long-term debt, net of current maturities	339,194	279,226
Other long-term liabilities	22,030	13,173

Total liabilities	471,771	405,876
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,102 and 35,701 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	357	351
Additional paid-in capital	145,076	138,476
Retained earnings	21,760	102,375
Accumulated other comprehensive income	1,114	345

Total stockholders’ equity	168,307	241,547

Total liabilities and stockholders’ equity	$640,078	$647,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net loss	$(80,615)	$(3,385)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,727	18,056
Asset impairments	14,235	18,864
Amortization of deferred loan costs	2,127	1,976
Bad debt expense	3,107	1,782
Non-cash stock based compensation	6,363	6,033
Deferred income taxes	20,872	(9,936)
Net gain on sales of assets	(1,402)	(583)
Changes in assets and liabilities:
Accounts receivable	(6,659)	8,819
Inventories	3,744	11,892
Other current assets	(135)	(589)
Other assets and liabilities	1,581	(2,223)
Accounts payable	4,803	16,626
Accrued liabilities	(8,043)	(7,605)

Net cash (used in) provided by operating activities	(23,295)	59,727

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,587)	(7,451)
Proceeds from sale of property, plant and equipment	2,665	1,552
Cash used for acquisitions, net	830	(17,626)

Net cash used in investing activities	(4,092)	(23,525)

Cash flows from financing activities:
Net borrowings under revolving credit facility	60,000	—
Payments on long-term debt	(29)	(331)
Deferred loan costs	(380)	—
Exercise of stock options	1,831	3,765
Repurchase of common stock	(399)	(483)

Net cash provided by financing activities	61,023	2,951

Net increase in cash and cash equivalents	33,636	39,153
Cash and cash equivalents at beginning of period	97,574	93,258

Cash and cash equivalents at end of period	$131,210	$132,411

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
2. Asset Impairments
Goodwill
     Since December 31, 2007, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We did not believe there was an event or change in circumstances in the third quarter of 2008 that would indicate our goodwill would be further impaired. However, during the second quarter, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to two of our reporting units which were significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for each of these reporting units exceeded its respective estimated fair value; and therefore, in the second quarter of 2008 we recorded a $7.5 million pre-tax impairment charge included in asset impairments on the condensed consolidated statements of operations. One of these reporting units was partially impaired during 2007, and now has no goodwill value on the balance sheet at September 30, 2008. The second reporting unit has $36.4 million of goodwill remaining on the balance sheet at September 30, 2008. Two reporting units were impaired during the third quarter of 2007, including one reporting unit that was further impaired in the second quarter of 2008. For the three and nine months ended September 30, 2007, we recorded an $18.9 million pre-tax impairment charge which is included in asset impairments on the condensed consolidated statements of operations. We will continue to monitor all of our reporting units, as continued declines in housing activity could result in additional impairment.
Long-lived Assets
     We did not believe there was an event or change in circumstances in the third quarter of 2008 that would indicate our long-lived assets would be further impaired. However, the unfavorable economic factors that were present throughout the second quarter prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated the fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded an impairment for the amount by which the carrying value exceeded the estimated fair value. Included in asset impairments on the condensed consolidated statements of operations for the nine months ended September 30, 2008 is a $2.3 million charge related to leasehold improvements and a $4.4 million charge related to customer relationship intangibles both of which were taken in the second quarter of 2008. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.
3.  Net Loss per Common Share
     Net loss per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     Options to purchase 2.9 million and 3.3 million shares of common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2008 and 2007, respectively, because their effect was anti-dilutive. There were 405,000 and 606,000 restricted stock shares excluded from the computations of diluted EPS for the three and nine months ended September 30, 2008 and 2007, respectively, because their effect was anti-dilutive.
4.  Accounts Receivable
     Accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Trade accounts receivable	$124,518	$133,639
Less: allowance for returns and doubtful accounts	6,240	7,209

Trade accounts receivable, net	118,278	126,430

Income tax receivables	26,466	13,276
Other	6,754	9,776

Other receivables	33,220	23,052

Total accounts receivable, net	$151,498	$149,482

5.  Debt
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Revolving credit facility	$60,000	$—
Floating rate notes	275,000	275,000
Other long-term debt	4,237	4,266

	339,237	279,266
Less: current portion of long-term debt	43	40

Total long-term debt, net of current maturities	$339,194	$279,226

     In response to the uncertainty surrounding the credit markets in August and September of 2008, we borrowed a total of $60 million under our $350 million revolving credit facility (“Revolving credit facility”) to increase our cash position. Interest rates under the Revolving credit facility are determined from a base rate plus an applicable margin, which was 0.5% for the third quarter based on the quarterly average excess availability. The base rate is the greater of a rate determined by the administrative agent as its prime rate or the Federal Funds Rate plus one-half percent. Our available borrowing capacity, net of the $35 million minimum liquidity covenant, was $23.3 million at September 30, 2008.
     In the first quarter of 2008, we entered into three new interest rate swap agreements with notional amounts of $100.0 million, $50.0 million, and $50.0 million, respectively. The swap agreements are three year swaps that fix $200.0 million of our outstanding floating rate notes at a weighted average interest rate of 7.41%, including an applicable margin. We are paying a fixed rate at 3.25%, 3.17% and 2.99%, respectively, on the swaps and receive a variable rate at 90 day LIBOR. The swaps were effective on May 15, 2008. The swaps are designated and qualify as fully effective cash flow hedges. All changes in fair value are recorded in accumulated other comprehensive income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized.
     On January 1, 2008, we partially adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. SFAS  157 became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, we will apply the provisions of SFAS 157 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. SFAS 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.
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
     The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value
	as of September 30,	Measurement as of
	2008	September 30, 2008
Long-term interest rate swaps (included in Other assets, net)	$1,793	$1,793
     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at September 30, 2008 based on the most recent trade price was approximately $173.3 million.
6.  Comprehensive Loss
     The following table presents the components of comprehensive loss for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(18,856)	$(12,012)	$(80,615)	$(3,385)
Other comprehensive income (loss) — change in fair value of interest rate swap agreements, net of related tax effect	(903)	(570)	769	(1,030)

Total comprehensive loss	$(19,759)	$(12,582)	$(79,846)	$(4,415)

7.  Employee Stock-based Compensation
     Our board of directors granted 430,634 stock options and 28,850 shares of restricted stock to employees on February 26, 2008. The grants were made primarily under our 2007 Incentive Plan with 6,850 shares of restricted stock granted under our 2005 Equity Incentive Plan and all vest ratably over three years. We estimate that this grant will result in incremental stock-based compensation of approximately $0.4 million for the year ending December 31, 2008. The grant date fair value for the restricted stock and the exercise price for the options was $6.70 per share, which was the closing stock price on that date. The grant date fair value of the options was $2.75 and was determined using the following assumptions:

Expected life	5 years
Expected volatility	42.28%
Expected dividend yield	0.00%
Risk-free rate	2.89%
     On April 23, 2008, we filed a Tender Offer Statement on Schedule TO (the “Exchange Offer”) with the Securities and Exchange Commission. The Exchange Offer was an offer by us to certain optionholders to exchange their outstanding stock option grants, whether vested or unvested, to purchase shares of our common stock, par value $0.01 per share, granted under the 2005 Equity Incentive Plan (“2005 Plan”) with an exercise price per share greater than or equal to $17.90 for new option grants to be granted under the 2005 Plan. The Exchange Offer was made to employees who, as of the date the Exchange Offer commenced, were actively employed by us and held eligible option grants. The Exchange Offer was approved by our shareholders at our annual meeting on May 22, 2008. We accepted for cancellation, eligible option grants to purchase an aggregate of 943,200 shares of our common stock, representing 100% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer on May 22, 2008, the expiration date of the Exchange Offer. Contemporaneous with the cancellation, our board of directors granted an equivalent number of stock options to the eligible employees on May 22, 2008 with an exercise price of $7.15, which was the closing price of our common stock on that date.
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
8. Facility Closure Costs
     During the third quarter of 2008, we developed a plan to close a facility in South Carolina and a facility in Ohio due to the continued decline in the economic conditions that affect our industry. The exit plan is expected to be completed by the end of the year. During the third quarter of 2008, we recognized $4.1 million in facility closure costs which are primarily related to minimum lease obligations on these vacated facilities, net of estimated sublease rental income. Facility closure reserves were approximately $5.9 million at September 30, 2008, of which $4.7 million was classified as other long-term liabilities.
9.  Income Taxes
     We have generated significant deferred tax assets partially due to various goodwill and other long-lived asset impairments that we recorded. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during the second quarter, we anticipated being in a three-year cumulative loss position during fiscal year 2008. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the second quarter of 2008, we recorded a valuation allowance totaling approximately $24.1 million against primarily all of our net deferred tax assets. In the third quarter of 2008, we increased the valuation allowance by $3.2 million. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.
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
10.  Commitments and Contingencies
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
11.  Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. Because we believe that these operating segments meet the aggregation criteria prescribed in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, we have one reportable segment.
     Sales by product category for the three and nine month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Prefabricated components	$59,969	$85,364	$173,714	$270,864
Windows & doors	66,870	94,033	209,231	291,944
Lumber & lumber sheet goods	71,606	109,892	212,280	350,523
Millwork	28,288	41,397	89,334	123,625
Other building products & services	61,591	83,231	181,537	253,244

Total sales	$288,324	$413,917	$866,096	$1,290,200

12.  Recent Accounting Pronouncements
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of January 1, 2008. We adopted SFAS 159 as of January 1, 2008, and we are not electing the fair value option for any of our eligible financial instruments and other items that are not already measured at fair value under existing standards.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations, including the treatment of transaction costs, once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date. We currently capitalize transaction costs incurred that are directly related to an acquisition. Capitalized costs related to acquisitions that close after the effective date will be expensed upon adoption.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”), which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We are currently assessing the disclosure impact that SFAS 161 will have on our consolidated financial statements.
13.  Subsequent Events
     Subsequent to the third quarter of 2008, management decided to exit the New Jersey market and close two additional locations. These decisions were made based on the unfavorable economic conditions that affect our industry. Management is in the process of determining the facility closure costs related to these facilities. Additionally, we expect to report the operating results of the New Jersey market as discontinued operations in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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
     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, and the health of the economy and mortgage markets. Over the past several quarters, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we expect increasing pressure on our margins. The decline in housing starts continues to be widespread affecting all our markets. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current pullback in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include rising immigration rates, the growing prevalence of second homes, relatively low interest rates, and the aging of the housing stock.
•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. However, during the nine months ended September 30, 2008, sales to our top 10 production homebuilder customers declined 40.7% compared to the nine months ended September 30, 2007. This decline is slightly greater than the overall decline in housing activity in our markets as this particular customer group has responded faster than many smaller homebuilders to excess housing inventory levels and sharply curtailed homebuilding activities. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we plan to further expand our custom homebuilder base.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is dependent on new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors and homeowners. In addition, during 2007, the mortgage markets experienced substantial disruption due to increased defaults relating to “subprime mortgages,” primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy generally have worsened. The credit markets and the financial services industry have recently experienced a significant crisis characterized by the bankruptcy and failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash as their access to capital has become constrained. Although Congress and applicable regulatory authorities have enacted legislation and implemented policies and plans designed to free up the credit markets, it is unclear whether these actions will be effective or timely. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely there will be further damage to an already weak housing industry until conditions in the credit markets substantially improve.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. Recently, we have also experienced significant increases on in-bound freight costs on our products due to the price of fuel. With the significant competition within our markets, we are having difficulty passing the fuel price increases on to our customers. Our inability to pass on price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating

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
CURRENT OPERATING CONDITIONS AND OUTLOOK
     The housing industry experienced further declines during the third quarter of 2008. According to the U.S. Census Bureau, actual housing starts for the third quarter of 2008 were 236,000, which is 32.6% below the actual third quarter of 2007 rate of 350,000. Actual single family starts, the largest driver of our business, were at an actual quarterly rate of 162,000, which is 38.9% below the third quarter 2007 rate of 265,000. For the nine months ended September 30, 2008, actual housing starts were 0.8 million, which is 30.6% below the nine months ended September 30, 2007 of 1.1 million. Actual single family starts for the nine months ended September 30, 2008 were 517,000, which is 40.0% below the corresponding period rate of 858,000. Because of the continued decline in housing starts and the limited availability of credit to both homebuilders and potential homebuyers, our industry is facing unprecedented conditions.
     In response to these unprecedented conditions, we are continuing with our strategy to aggressively conserve capital, to identify operating efficiencies and cut costs where prudent, and to grow our market share. We have been and will continue to be very judicious with our cash during these difficult times. With the uncertainty surrounding the credit markets, we borrowed $60 million under our $350 million revolving credit facility. These borrowings increased our cash position to $131.2 million. Our liquidity at September 30, 2008 was $154.5 million, which is net of the $35 million minimum liquidity covenant contained in our credit agreement. The decline in our available borrowing capacity from the end of the second quarter was expected. Our credit agreement provides for lower advance rates on our receivables and inventory, from which our available borrowing capacity is derived during the period from September to March to account for the seasonality in our business.
     We also continue to aggressively identify operating efficiencies and cut costs. When compared to the third quarter of 2007, we were able to reduce our operating costs by 18.9%, or 63.9% variable to our 29.6% decline in sales volume for the third quarter of 2008. We remain focused on customer service and gaining market share where we can in light of the difficult conditions we face. We believe that during the prolonged downturn we will have opportunities to expand our share through superior customer service and as a result of competitors exiting some of our markets. We anticipate some of our smaller competitors will find it difficult to continue to operate in the current industry environment, and some of our larger competitors will exit markets that are not profitable for them. In the third quarter of 2008, we estimate that we increased our market share by approximately 10.1%.
     Because of the continued decline in housing starts, we closed two facilities during the quarter, our North Augusta, South Carolina and Colerain, Ohio locations. Additionally, in October we announced that we will exit the New Jersey market, close another small facility and idle a facility through an in-market consolidation. Prompted by the current economic conditions that face our industry and an evaluation of our long-term prospects in these markets, we made the difficult decision to exit New Jersey and close the other two facilities. In the fourth quarter of 2008, we will incur additional facility closure costs as a result of these location closures. We will continue to analyze our facilities and could incur additional facility closure and severance costs during the remainder of 2008 and in 2009.
     Additional declines in housing activity in our markets and increased competitive pressure may adversely affect our sales and margins. This in turn could result in additional impairment of our goodwill and long-lived assets, as well as increases to the valuation allowance against our net deferred tax assets. As a result of the continued downturn and the significant prolonged disruption in the mortgage and credit markets, we think difficult market conditions affecting our business will continue to have a negative effect on our operating results until mid-2010.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in lower or negative operating cash flows during this peak season, which generally have been financed through our revolving credit facility or cash on hand. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. Because of the uncertainty in the credit markets, we borrowed $60 million under our $350 million revolving credit facility increasing our cash position to $131.2 million at September 30, 2008. We believe our cash combined with our available borrowing capacity should be sufficient to cover seasonal working capital needs during the difficult economic conditions facing our industry.
RECENT DEVELOPMENTS
Goodwill
     Since December 31, 2007, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We did not believe there was an event or change in circumstances in the third quarter of 2008 that would indicate our goodwill would be further impaired. However, during the second quarter, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to two of our reporting units which were significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for each of these reporting units exceeded its respective estimated fair value; and therefore, in the second quarter of 2008 we recorded a $7.5 million pre-tax impairment charge included in asset impairments on the condensed consolidated statements of operations. One of these reporting units was partially impaired during 2007, and now has no goodwill value on the balance sheet at September 30, 2008. The second reporting unit has $36.4 million of goodwill remaining on the balance sheet at September 30, 2008. Two reporting units were impaired during the third quarter of 2007, including one reporting unit that was further impaired in the second quarter of 2008. For the three and nine months ended September 30, 2007, we recorded an $18.9 million pre-tax impairment charge which is included in asset impairments on the condensed consolidated statements of operations. We will continue to monitor all of our reporting units, as continued declines in housing activity could result in additional impairment.
Long-lived Assets
     We did not believe there was an event or change in circumstances in the third quarter of 2008 that would indicate our long-lived assets would be further impaired. However, the unfavorable economic factors that were present throughout the second quarter also prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated the fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded an impairment for the amount by which the carrying value exceeded the estimated fair value. Included in asset impairments on the condensed consolidated statements of operations for the nine months ended September 30, 2008 is a $2.3 million charge related to leasehold improvements and a $4.4 million charge related to customer relationship intangibles both of which were taken in the second quarter of 2008. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.
Valuation Allowance
     We have generated significant deferred tax assets partially due to various goodwill and other long-lived asset impairments that we recorded. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during the second quarter, we anticipated being in a three-year cumulative loss position during fiscal year 2008. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the second quarter of 2008, we recorded a valuation allowance totaling approximately $24.1 million against primarily all of our net deferred tax assets. In the third quarter of 2008, we increased the valuation allowance by $3.2 million. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.
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
Facility Closure Costs
     During the third quarter of 2008, we developed a plan to close a facility in South Carolina and a facility in Ohio due to the continued decline in the economic conditions that affect our industry. The exit plan is expected to be completed by the end of the year. During the third quarter of 2008, we recognized $4.1 million in facility closure costs which are primarily related to minimum lease obligations on these vacated facilities, net of estimated sublease rental income. Facility closure reserves were approximately $5.9 million at September 30, 2008, of which $4.7 million was classified as other long-term liabilities.
RESULTS OF OPERATIONS
     The following table sets forth, for the three and nine months ended September 30, 2008 and 2007, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.0%	75.9%	78.4%	75.1%

Gross margin	21.0%	24.1%	21.6%	24.9%
Selling, general and administrative expenses	26.2%	22.5%	27.3%	22.5%
Facility closure costs	1.4%	0.0%	0.5%	0.0%
Asset impairments	0.0%	4.6%	1.6%	1.5%

(Loss) income from operations	(6.6)%	(3.0)%	(7.8)%	0.9%
Interest expense, net	2.1%	1.6%	2.2%	1.5%
Income tax benefit	(2.2)%	(1.7)%	(0.6)%	(0.4)%

Net loss	(6.5)%	(2.9)%	(9.4)%	(0.2)%

  Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007
     Sales.  Sales for the three months ended September 30, 2008 were $288.3 million, a 30.3% decrease from sales of $413.9 million for the three months ended September 30, 2007. In the three months ended September 30, 2008, housing starts in our markets decreased approximately 39.4%. In addition, lower market prices for commodity lumber and lumber sheet goods had a 1.4% negative impact on our sales. As the declining housing activity within our markets continues, we are experiencing increased competitive conditions. Market share gains and, to a lesser extent, sales from new operations partially offset the decline in housing starts and lower market prices for commodity lumber products.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended
	September 30,
	2008		2007
		% of		% of
	Sales	Sales	Sales	Sales	% Change
Prefabricated components	$59.9	20.8%	$85.4	20.6%	(29.9)%
Windows & doors	66.9	23.2%	94.0	22.7%	(28.8)%
Lumber & lumber sheet goods	71.6	24.8%	109.9	26.6%	(34.8)%
Millwork	28.3	9.8%	41.4	10.0%	(31.6)%
Other building products & services	61.6	21.4%	83.2	20.1%	(26.0)%

Total sales	$288.3	100.0%	$413.9	100.0%	(30.3)%

     Our sales mix in the current quarter is reasonably consistent with the third quarter of 2007. We have continued to de-emphasize our lumber & lumber sheet goods as this product category is the most competitive since there are fewer barriers to entry. On the other hand, other building products and services has continued to increase as a percentage of total sales. This category grew due to our expansion of our installation services in the multi-family and light commercial segments.
     We have felt the negative impact of decreased housing starts across all product categories. For the lumber & lumber sheet goods category, our unit volume accounted for 92.8% of our sales decline in this product category while our prices accounted for 7.2% of the decline. This equates to $35.5 million and $2.8 million in sales declines due to volume and price, respectively.
     Gross Margin.  Gross margin decreased $39.1 million, or 39.2%. The gross margin percentage decreased from 24.1% in the third quarter of 2007 to 21.0% in the third quarter of 2008. We experienced gross margin compression on all of our major product categories. The impact of fixed costs within our cost of goods sold against lower sales volumes lowered our gross margins by approximately 1.0%. Pricing pressure on our products continues in the current highly competitive environment although we are seeing pricing stabilize and in some cases improve. We continue to work to identify ways to increase our margins. If market conditions continue to deteriorate, we could see increased competitive pressure which may lead to further margin compression.
     Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $17.6 million, or 18.9%. Our salaries and benefits expense decreased $12.4 million, or 21.7%, while our full-time equivalent employee headcount decreased 22.0%. Professional services fees decreased $0.8 million, the result of the company managing this cost in response to current market conditions. Offsetting these declines in selling, general and administrative expenses was an increase in our bad debt expense and other customer write-offs of $0.2 million, a result of the continued decline in economic conditions and its effect on our smaller customers, and a $0.6 million increase in our fuel expense, despite declining sales volume.
     As a percent of sales, selling, general and administrative expenses increased from 22.5% in the third quarter of 2007 to 26.2% in the third quarter of 2008. Our fixed costs, principally occupancy expense, did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and will continue to make adjustments as necessary.
     Interest Expense, Net.  Net interest expense was $6.1 million for the three months ended September 30, 2008, a decrease of $0.4 million. The decrease was due to a decrease in the average debt balance from the third quarter 2007, as we paid off the term loan in the fourth quarter of 2007, as well as lower interest rates during the quarter. This decrease was partially offset by a decrease in interest income due to lower average cash balances and an increase in commitment fees related to our revolving credit facility entered into at the end of 2007. We did not borrow from our $350 million revolving credit facility until the end of September, so these borrowings had a nominal effect on our third quarter 2008 interest expense.
     Income Tax Benefit.   We recognized an income tax benefit of $6.5 million and $7.0 million for the three months ended September 30, 2008 and 2007, respectively. Income tax benefit in the current quarter was impacted by a $3.2 million increase to the valuation allowance against additional net deferred tax assets. Excluding the impact of the valuation allowance, the effective tax rate for the three months ended September 30, 2008 was 38.3% compared to an effective tax rate of 36.7% for the three months ended September 30, 2007.
  Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007
     Sales.  Sales for the nine months ended September 30, 2008 were $866.1 million, a 32.9% decrease from sales of $1,290.2 million for the nine months ended September 30, 2007. In the nine months ended September 30, 2008, housing starts in our markets decreased approximately 40.8%. In addition, market prices for lumber and lumber sheet goods were on average approximately 0.9% lower than in the nine months ended September 30, 2007. Market share gains and, to a lesser extent, sales from new operations partially offset the significant decline in housing starts and lower market prices for commodity lumber products.
     The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended
	September 30,
	2008		2007
		% of		% of
	Sales	Sales	Sales	Sales	% Change
Prefabricated components	$173.7	20.1%	$270.9	21.0%	(35.9)%
Windows & doors	209.2	24.1%	291.9	22.6%	(28.3)%
Lumber & lumber sheet goods	212.3	24.5%	350.5	27.2%	(39.4)%
Millwork	89.3	10.3%	123.6	9.6%	(27.8)%
Other building products & services	181.6	21.0%	253.3	19.6%	(28.3)%

Total sales	$866.1	100.0%	$1,290.2	100.0%	(32.9)%

     Our sales mix has continued to shift toward finish-out products such as windows, doors and millwork, and away from prefabricated components and lumber & lumber sheet goods, indicating that more houses are being finished than started for the nine month period. Other building products and services has also increased as a percentage of total sales. This category grew due to our expansion of our installation services in the multi-family and light commercial segments.
     We have felt the negative impact of decreased housing starts across all product categories. For the lumber & lumber sheet goods category, our unit volume accounted for 89.0% of our sales decline in this product category while our prices accounted for 11.0% of the decline. This equates to $123.0 million and $15.2 million in sales declines due to unit volumes and price, respectively.
     Gross Margin.  Gross margin decreased $133.6 million, or 41.6%. The gross margin percentage decreased from 24.9% in 2007 to 21.6% in 2008. We experienced gross margin compression on all of our major product categories. The impact of fixed costs within cost of goods sold against lower sales volumes lowered our gross margins by approximately 1.3%. Pricing pressure on our products continues in the current highly competitive environment although we are seeing pricing stabilize and in some cases improve. We continue to work to identify ways to increase our margins. If market conditions continue to deteriorate, we could see increased competitive pressure which may lead to further margin compression.
     Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $54.2 million, or 18.7%. Average full-time equivalent employee headcount decreased 21.5% compared to the first nine months of 2007, while our salaries and benefits expense fell $40.0 million, or 22.2%, compared to a 31.7% sales volume decline. Professional services fees decreased $3.2 million, the result of the company managing this semi-variable cost in response to current market conditions. Offsetting these declines in selling, general and administrative expenses was an increase in our bad debt expense and other customer write-offs of $1.9 million, a result of the continued decline in economic conditions and its effect on our smaller customers, and a $1.5 million increase in our fuel expense, despite declining sales volume.

     As a percent of sales, selling, general and administrative expenses increased from 22.5% in the first nine months of 2007 to 27.2% in the first nine months of 2008. Our fixed costs did not adjust with the lower sales volume and had a negative impact on our selling, general and administrative expenses as a percent of sales. We continue to monitor our operating cost structure closely and will continue to make adjustments as necessary.
     Interest Expense, Net.  Net interest expense was $18.9 million for the nine months ended September 30, 2008, a decrease of $0.9 million. The decrease was primarily attributable to higher average debt balances in the first nine months of 2007 compared to the first nine months of 2008, as we paid off the term loan in the fourth quarter of 2007, as well as lower interest rates during the quarter. This decrease was partially offset by a decrease in interest income due to lower average cash balances and an increase in commitment fees related to our revolving credit facility entered into at the end of 2007. We did not borrow from our $350 million revolving credit facility until the end of September, so these borrowings had a nominal effect on our interest expense in the first nine months of 2008.
     Income Tax Benefit.   We recognized an income tax benefit of $5.4 million and $4.7 million for the nine months ended September 30, 2008 and 2007, respectively. Income tax expense in the current year was impacted by a non-cash valuation allowance of $27.3 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the impact of the valuation allowance, the effective tax rate for the nine months ended September 30, 2008 was 38.0% compared to an effective tax rate of 58.4% for the nine months ended September 30, 2007. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.5 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to income tax benefit. Also during the first nine months of 2007, the Internal Revenue Service completed the examination of our 2004 federal income tax return and the statute of limitations expired in certain federal and state jurisdictions for the 2003 tax year. As a result, we reduced the reserve for uncertain tax positions by approximately $0.6 million.
LIQUIDITY AND CAPITAL RESOURCES
     For information regarding our liquidity and capital resources see our annual report on Form 10-K for the year ended December 31, 2007. We received $6.8 million in income tax refunds in the second quarter of 2008, $8.0 million in income tax refunds in the third quarter of 2008, and expect to receive approximately $1.0 million in state income tax refunds in the fourth quarter of 2008. Additionally, due to the uncertainty surrounding the credit markets in September, we borrowed $60 million under our $350 million revolving credit facility increasing our cash to $131.2 million at September 30, 2008. When combining our available borrowing capacity net of the $35 million minimum liquidity covenant with our cash, our liquidity at September 30, 2008 was $154.5 million. There have been no other material changes in our liquidity, commitments for capital expenditures or sources and mix of capital resources.
  Consolidated Cash Flows
Cash used in operating activities was $23.3 million for the nine months ended September 30, 2008 compared to cash provided by operating activities of $59.7 million for the nine months ended September 30, 2007. The decrease was primarily due to the net loss in the first nine months of 2008 which was not fully offset by changes in working capital. During the nine months ended September 30, 2007, cash provided by operating activities was primarily due to changes in working capital due to sales volume trends.
     During the nine months ended September 30, 2008 and 2007, cash flows used for investing activities were $4.1 million and $23.5 million, respectively. The decrease in net cash used for investing activities was primarily due to the purchase of Bama Truss in the third quarter of 2007. In the third quarter of 2008, we received approximately $0.8 million from the final net asset adjustment related to this acquisition. Additionally, we have made a concentrated effort in the first nine months of 2008 to sell off excess equipment.
     Net cash provided by financing activities was $61.0 million for the nine months ended September 30, 2008 compared to $3.0 million for the nine months ended September 30, 2007. In the third quarter of 2008, we borrowed $60 million under our $350 million revolving credit facility in response to the uncertainty in the credit markets at the end September. This increase was nominally offset by a reduction in cash received from stock option exercises and payments of deferred loan costs.

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective as of January 1, 2008. We adopted SFAS 159 as of January 1, 2008, and we are not electing the fair value option for any of our eligible financial instruments and other items that are not already measured at fair value under existing standards.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. We expect the application of SFAS 141R will have an impact on how we account for business combinations, including the treatment of transaction costs, once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date. We currently capitalize transaction costs incurred that are directly related to an acquisition. Capitalized costs related to acquisitions that close after the effective date will be expensed upon adoption.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”) which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We are currently assessing the disclosure impact that SFAS 161 will have on our consolidated financial statements.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at September 30, 2008, a 1.0% increase in interest rates would result in approximately $1.4 million of additional interest expense annually. A discussion of the interest rate swap agreements entered into in the first quarter of 2008 is contained in Note 5.
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
     Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2008, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

Item 1A.  Risk Factors
     Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A. of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”). The information presented below updates and should be read in conjunction with the risk factors and other information disclosed in our 2007 Form 10-K.
     The first risk factor contained in Item 1A. of the 2007 Form 10-K is amended and updated as follows:
The industry in which we operate is dependent upon the homebuilding industry, the economy, the credit markets, and other important factors.
     The building products industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including demographic trends, interest rates, tax policy, employment levels, consumer confidence, supply and demand for housing stock, the availability of credit, foreclosure rates and the economy generally. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability or inventory levels, or weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized sub-contractors, and shortages of material. In addition, the homebuilding industry is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.
     The homebuilding industry is undergoing a significant and sustained downturn. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2007 declined 28.6% from 2006, and declined 40.0% from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. We believe that the market downturn is attributable to a variety of factors including: a decline in consumer confidence; limited credit availability; a downturn in the economy; decreased housing affordability; excess home inventories; a substantial reduction in speculative home investment; and an industry-wide softening of demand. The weakness in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal 2007 and for the three and nine months ended September 30, 2008.
     In addition, during 2007, the mortgage markets experienced substantial disruption due to increased defaults relating to “subprime mortgages,” primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy generally have worsened. The credit markets and the financial services industry have recently experienced a significant crisis characterized by the bankruptcy and failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash as their access to capital has become constrained. Although Congress and applicable regulatory authorities have enacted legislation and implemented policies and programs designed to free up the credit markets, it is unclear whether these actions will be effective or timely. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely there will be further damage to an already weak housing industry until conditions in the credit markets substantially improve.
     We cannot predict the duration of the current market conditions, or the timing or strength of any future recovery of housing activity in our markets. We also cannot provide any assurances that the homebuilding industry will not weaken further, or that the operational strategies we have implemented to address the current market conditions will be successful. Continued weakness in the homebuilding industry would have a significant adverse effect on our business, financial condition and operating results.

     The following risk factor is added to the risk factors contained in Item 1A. of the 2007 Form 10-K as follows:
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
     Although we believe that our $350 million revolving credit facility is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace this facility, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The current economic conditions, credit market conditions, and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of the current market and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.
     We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including our Second Priority Senior Secured Floating Rate Notes and our 2007 Senior Secured Credit Agreement. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of additional equity securities, our stockholders may experience significant dilution.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     (a) None
Use of Proceeds
     (b) Not applicable
Company Stock Repurchases
     (c) None
Item 3.  Defaults Upon Senior Securities
     (a) None
     (b) None
Item 4.  Submission of Matters to a Vote of Security Holders
     (a) None
Item 5.  Other Information
     (a) None
     (b) None

Item 6.  Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN

Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

October 30, 2008	/s/ CHARLES L. HORN

Charles L. Horn
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

October 30, 2008

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.