Form 10-K
period 2008-12-31
Builders FirstSource, Inc.
filed 2009-03-02
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $91.3 million based on the closing price per share on that date of $5.31 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 23, 2009 was 36,106,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2009 are incorporated by reference into Part III of this Form 10-K.

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

OVERVIEW

Builders FirstSource, Inc. is a leading supplier and manufacturer of structural and related building products for residential new construction. We have operations principally in the southern and eastern United States with 58 distribution centers and 57 manufacturing facilities, many of which are located on the same premises as our distribution centers. We have successfully acquired and integrated 27 companies since our formation and are currently managed as three regional operating groups — Atlantic, Southeast and Central — with centralized financial and operational oversight. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc. On October 13, 1999, the company’s name changed to Builders FirstSource, Inc. Publicly held since 2005, our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market. According to the National Association of Home Builders, the single family residential construction market was an estimated $186.7 billion in 2008. The Pro Segment of this market consists predominantly of small, privately owned companies including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only five building product suppliers in the Pro Segment that generated over $1 billion in sales according to ProSales magazine’s 2007 ProSales 100 list. On this list, we were the fifth largest building product supplier in 2007.

Our industry is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, employment levels, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence and the economy in general. The homebuilding industry is undergoing a significant and sustained downturn due to negative trends in many of the factors listed above. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2008 declined 40.5% from 2007, and declined 28.6% during 2007 from 2006. Many homebuilders have significantly decreased their starts because of lower demand and an excess of both existing and new home inventory. The weakness in the homebuilding industry has resulted in a substantial reduction in the demand for our products and services during

2007 and 2008. We expect to see a continued decline in demand for our products in 2009. The National Association of Home Builders (“NAHB”) is predicting that housing starts will continue to decline in 2009 to approximately 461,000 single family housing starts. This level for 2009 would represent a 25.9% decline from 2008 actual housing starts. Additionally, the credit markets have experienced substantial disruption in 2007 and 2008. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. This disruption precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, credit markets and the financial services industry experienced a significant crisis characterized by the bankruptcy and failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. Because of the more restrictive standards on mortgages and the credit crisis, both potential homeowners and homebuilders have limited access to credit which is adding to the severity of the downturn in our industry. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.

OUR CUSTOMERS

We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint as we serve 33 markets in 11 states. According to 2008 U.S. Census data, we have operations in 20 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2008. In addition, approximately 50% of U.S. housing permits in 2008 were issued in states in which we operate. Recently, we expanded into the multi-family and light commercial business in certain of our regions. Our Shelby, Alabama location, which we acquired in 2007, gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction. This location also gives us a knowledge base in these types of construction. We plan on continuing to grow this business to further diversify our customer base and offset some of the declines in single family starts.

Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2008, our top 10 customers accounted for approximately 19.0% of sales, and no single customer accounted for more than 5% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, Centex Corporation, D.R. Horton, Inc., Hovnanian Enterprises, Inc., Pulte Homes, Inc., and The Ryland Group, Inc.

In addition to the largest production homebuilders, we also service and supply regional and local custom homebuilders. Custom homebuilders require high levels of service; our sales team must work very closely with the designers on a day-to-day basis in order to ensure the appropriate products are produced and delivered to the building site. To account for these increased service costs, pricing in the industry is generally commensurate with the level of service provided and the volumes purchased.

OUR PRODUCTS AND SERVICES

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We distribute a wide variety of building products and services directly to homebuilder customers. In addition, we manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. In addition to our full range of construction services, we offer a comprehensive offering of products that includes almost 80,000 stock keeping units (“SKUs”). We believe our broad product and service offering combined with our scale and experienced sales force have driven market share gains, particularly with production homebuilders, and will help us to maintain our customer base during the downturn in the housing industry.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Since 2004, the combined sales of our prefabricated components, windows & doors and millwork product categories have increased from 47.1% to 54.9% of our total sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. Sales by product category for the years ended December 31, 2008, 2007 and 2006 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K.

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

Windows & Doors.  The windows & doors category comprises the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture aluminum and vinyl windows in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with an adequate supply of cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on site. These products typically require a high degree of product knowledge and training to sell. As we continue to emphasize higher margin product lines, we expect value-added goods like windows & doors to increasingly contribute to our sales and overall profitability.

Lumber & Lumber Sheet Goods.  Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. This product line has declined as a percentage of our total sale over the last five years, as demonstrated by the fact that it represented 23.9% of total sales for the year ended December 31, 2008, compared to 39.2% of total sales in 2004. This change in product mix has been intentional as we have sought to shift builder demand toward higher margin prefabricated components for their framing needs. Despite this shift in product mix, we believe we have grown our market share for lumber & lumber sheet goods over this time period. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future, but to grow over the long-term at a slower rate than our other business lines.

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

Prefabricated Components — Stairs.  We manufacture box stairs at several of our locations. After a house is framed, our salesman takes measurements at the job site prior to manufacturing to account for any variation between the blueprints and the actual framed house. We fabricate box stairs based on these measurements.

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

OUR STRATEGY

Our long-term strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry. We have modified our strategy in response to the declining macroeconomic factors that affect our industry. Our strategy during the housing downturn is to maximize financial performance without impairing our ability to compete and create value in the long term. We plan to implement this strategy through growing our market share, focusing on cost, working capital and operating improvements, and most importantly conserving cash.

Grow Market Share.  In order to offset the decline in our sales, we have focused on growing our market share through expanding our current customer base and expanding into multi-family and light commercial business.

Expand Current Customer Base.  In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders — the fastest growing segment of the residential homebuilders. We intend to leverage our business model, geographic breadth and scale to continue to grow our sales to the production homebuilders as they continue to gain market share. We have increased our sales to the 10 largest production homebuilders, as measured by homes sold, from 17.2% of our net sales in 2001 to 19.0% of our net sales, for the year ended December 31, 2008. However, during 2008 sales to our top 10 production homebuilders declined 43.6% compared to 2007. This decline is slightly greater than the overall decline in housing activity in our markets as this particular customer group has responded faster than many smaller homebuilders to excess housing inventory levels and sharply curtailed homebuilding activities. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share thorough the downturn. Additionally, during the downturn, we plan to prudently expand our presence in the custom homebuilder base while still adhering to our tight credit standards.

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

Focus on Cost, Working Capital and Operating Improvements.  We are extremely focused on expenses and working capital to remain a low cost supplier. We maintain a continuous improvement, “best practices” operating philosophy and regularly implement new initiatives to reduce costs, increase efficiency and reduce working capital. For example, we have linked our computer system to those of some customers to streamline the administrative aspects of the quoting, invoicing and billing processes. We also analyze our workforce productivity to determine the optimal labor mix that minimizes cost, and examine our logistics function to reduce the cost of inbound freight. Our focus on cost controls, working capital and operating improvements is particularly important during this downturn. Our largest controllable cost is our salaries and wages. Since the beginning of the housing downturn in March 2006, we have reduced our full time equivalent headcount by 40.0%. We have been thoughtful in reducing our headcount as a number of the reductions were the result of identifying and implementing operating efficiencies. We were also able to reduce office general and administrative expenses by $11.3 million for 2008, among other reductions. We expect single family housing starts to continue to decline in 2009; therefore, we will continue to focus on flexing our variable costs with the decline in housing starts. Although our working capital percentage has experienced an increase since December 2007, we are diligently focused on the controllable aspects of working capital, including days sales outstanding, inventory turns and accounts payable days outstanding.

Conserve Cash.  During a downturn, we realize the importance of acting quickly to conserve capital. We have pulled back our capital expenditures in 2008 and 2007 to maintenance capital levels. We also manage our credit tightly, especially in these conditions. As industry conditions deteriorate, we know it is important to extend credit prudently for a higher probability of collection on our accounts receivable. Although our bad debt expense increased $1.4 million in 2008 compared to 2007, this increase would have been greater had we not suspended business in advance of bankruptcies of a few of our larger customers. Additionally, in response to the unstable conditions within the financial markets, in September of 2008 we borrowed $60 million under our revolving credit facility. We initiated the borrowings in response to this instability to make certain we would have ample cash liquidity for our long-term needs. We paid back $20 million of the borrowed funds in the fourth quarter of 2008 leaving us with a cash balance of almost $107 million at the end of December 2008.

Pursue Strategic Acquisitions.  The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our acquisition strategy centers on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we will selectively seek to acquire companies that manufacture prefabricated components such as roof and floor trusses, wall panels, stairs, and engineered wood, as well as other building products such as millwork. We will also seek to acquire companies that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there are a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and that the homebuilders in these markets, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings and/or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our senior management team has the experience and ability to identify acquisition candidates and integrate acquisitions, having acquired and integrated 27 companies since 1998. The opportunities for industry consolidation in 2009 are likely to be great and we would like to be at the forefront of this trend. However, liquidity is our primary area of focus in 2009 and 2010. Therefore, any acquisition would have to fit our delineated strategy, be at distressed values and be constructed in a manner which would not decrease our liquidity.

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

Our experienced locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder, the salesperson and his or her team of experts review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction and regional aesthetic preferences. Next, the team determines the specific package of our products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2008, we employed approximately 416 outside sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 270 internal sales coordinators and product specialists.

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

We currently source products from approximately 4,200 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no materials purchases from any single supplier represented more than 9% of our total materials purchases in 2008, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We believe we can obtain additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION

Due to the decline in housing starts, we have and will continue to experience increased competition for homebuilder business. However, we believe we have a competitive advantage in our markets, especially in a housing downturn, as many of our competitors in the Pro Segment market are predominantly small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. Our largest competitors in our markets are 84 Lumber Co. (a privately held company), Stock Building Supply (a unit of U.K.-based Wolseley, plc) and Pro-Build Holdings, Inc. (a privately held company, formerly Strober Organization).

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

Due in part to our long-standing customer relationships, local market knowledge and competitive pricing, we believe we have substantial competitive advantages over the small, privately owned companies with which we primarily compete. According to 2008 U.S. Census data, we have operations in 20 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits, and approximately 50% of U.S. housing permits in 2008 were issued in states in which we operate.

EMPLOYEES

At December 31, 2008, we had approximately 3,300 employees, none of whom were represented by a union. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our primary enterprise resource planning (“ERP”) system, which we use for operations representing approximately 97% of our sales, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in changing product cost environments. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. We have also from time to time utilized our credit facility to cover working capital needs if needed.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our Web site under the links to “SEC Filings.” Our Internet address is www.bldr.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our Web site at the same location. We are not including this or any other information on our Web site as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

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

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer, President and Director, age 69.  Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and from February 2008 to the present. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. and C.H.I. Overhead Doors, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

Charles L. Horn, Senior Vice President and Chief Financial Officer, age 48.  Mr. Horn joined the company in May 1999 as Vice President — Finance and Controller. He was promoted to Chief Financial Officer in May 2000. Prior to joining the company, Mr. Horn served in a variety of positions at Pier One Imports, most recently as Vice President and Treasurer. Prior to Pier One, he served as Vice President Finance/Chief Financial Officer of Conquest Industries. Mr. Horn also has seven years of public accounting experience with PriceWaterhouse. Mr. Horn is a C.P.A. and received his B.B.A. degree from Abilene Christian University and an M.B.A. from the University of Texas at Austin.

Donald F. McAleenan, Senior Vice President and General Counsel, age 54.  Mr. McAleenan is a co-founder of the company and serves as General Counsel. Prior to co-founding the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 66.  Mr. Tolly has served as Senior Vice President — Operations of the company since January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

Frederick B. Schenkel, Vice President — Manufacturing, age 59.  Mr. Schenkel joined the company in 1998 when the company acquired Builders Supply and Lumber (“BSL”) from Pulte Home Corporation. He became Vice President of the company in 1999 and was promoted to Vice President — Manufacturing in 2002. Mr. Schenkel has more than 30 years of experience managing manufacturing facilities in the industry and, before joining BSL, held such positions as manufacturing manager for The Ryland Group, Inc., Vice President of Manufacturing for Diversified Homes Corporation of Maryland, and plant manager for Regional Building Systems, Inc. Mr. Schenkel holds a B.A. in accounting from Saint Bonaventure University.

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

The building products industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability or inventory levels, or weakening of the national economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized sub-contractors, and shortages of material. In addition, the homebuilding industry is subject to various local, state and federal statutes, ordinances, rules and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could continue to have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry is undergoing a significant and sustained downturn. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2008 declined 40.5% from 2007 and declined 57.5% from 2006 to 2008. We believe that the market downturn is attributable to a variety of factors including: an economic recession; limited credit availability; excess home inventories; a substantial reduction in speculative home investment; a decline in consumer confidence; higher unemployment; and an industry-wide softening of demand. The downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal 2007 and 2008.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued to date and has precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets worsened and the economy fell into a recession. In addition, the credit markets and the financial services industry recently experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions severely restricted lending in order to conserve cash and protect their balance sheets. Although Congress and applicable regulatory authorities have enacted legislation and implemented programs designed to protect financial institutions and free up the credit markets, it is unclear whether these actions have been effective to date or will be effective in the future. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’

access to commercial credit, it is likely there will be further damage to an already weak housing industry until conditions in the economy and the credit markets substantially improve.

We cannot predict the duration of the current market conditions, or the timing or strength of a future recovery of housing activity in our markets, if any. We also cannot provide any assurances that the homebuilding industry will not weaken further, or that the operational strategies we have implemented to address the current market conditions will be successful. Continued weakness in the homebuilding industry would have a significant adverse effect on our business, financial condition and operating results.

In view of the current housing downturn, we may be required to take additional impairment charges relating to our operations or close under-performing locations.

During 2008, we recorded impairment charges related to the carrying value of goodwill for two of our reporting units and some of our assets. If the current weakness in the homebuilding industry continues, we may need to take additional goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry and market conditions, we may have to close certain facilities in under-performing markets. Such facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are substantially reliant on our $350 million revolving credit facility to provide working capital and fund our operations. Subsequent to year-end, we reduced our revolving credit facility from $350 million to $250 million as allowed under the credit facility agreement (see Note 9 included in Item 8 of this annual report on Form 10-K). Our inability to renew or replace this facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The current economic conditions, credit market conditions, and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of the current market and macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including our Second Priority Senior Secured Floating Rate Notes and our 2007 Senior Secured Credit Agreement. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2008, our funded debt was $315.0 million, of which $40.0 million was under our revolving credit facility and $275.0 million was under our Second Priority Senior Secured Floating Rate Notes due in 2012. In addition, we have significant obligations under ongoing operating leases which are not reflected in our balance sheet.

As of December 31, 2008, $115.0 million of our debt was at a variable interest rate as we utilize interest rate swap agreements. In the event that interest rates rise, our interest expense would increase. However, our interest rate swap contracts fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding at December 31, 2008, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually.

Our substantial debt could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because a significant portion of our borrowings are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have less debt.

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

We may incur additional indebtedness.

We may incur additional indebtedness under our senior secured credit facility, which provides for up to $250.0 million of revolving credit borrowings. Given the severe housing downturn, we are currently substantially reliant on our cash on hand and our credit facility to fund our operations. In addition, we may be able to incur substantial additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the credit agreement governing our senior secured credit facility and the indenture relating to our notes (unless these instruments were restructured). If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

In addition, our senior secured credit facility requires us to meet a specified financial ratio. This financial ratio is a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indenture governing our notes and the senior secured credit facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these covenants, including those contained in our senior secured credit facility and the indenture governing our notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it. At December 31, 2008, our net available borrowing capacity under our revolving credit facility in excess of the $35 million liquidity covenant was zero due to a drop in our eligible borrowing base coupled with lower seasonal advance rates set forth under the credit agreement. Approximately $12.8 million of cash on hand at year-end supported a short-fall in the calculation of the $35 million minimum liquidity covenant contained in the credit agreement. This covenant calculates as eligible borrowing base less outstanding borrowings. The resulting amount must exceed $35 million or we are required to meet a fixed charge coverage ratio, which we currently would not meet. Based on our 2009 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we would not fall below the $35 million minimum liquidity covenant in 2009 and therefore, would not trigger the fixed charge coverage ratio requirement. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. Absent the use of cash in the calculation, we would have been forced to repay $12.8 million in borrowings to comply with the covenant.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have terms ranging from 5 to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. If we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. During 2007 and 2008, we closed or idled a number of facilities for which we remain liable on the lease obligations. Our obligation to continue making rental payments in respect of leases for closed or idled facilities could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations. For example, closing a facility, even during the time of relocation, will reduce the sales that the facility would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated facility may not equal the revenue and profit generated at the existing one.

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

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows. For the year ended December 31, 2008, average prices for lumber and lumber sheet goods were 8.4% lower than the prior year. The current housing downturn has resulted in a prolonged period of relatively low market prices for wood products. Our lumber & lumber sheet goods product category represented 23.9% of total sales for the year ended December 31, 2008. We have no ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

Our 10 largest customers generated approximately 19.0% of our sales in the year ended December 31, 2008, and our largest customer accounted for less than 5.0% of our sales in that same period. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the current housing downturn, many of our homebuilder customers have substantially reduced construction activity. Some homebuilder customers have exited or severely curtailed building activity in certain of our markets. This trend is likely to continue until there is a housing recovery in our markets. A prolonged housing downturn could have a significant adverse effect on our financial condition, operating results and cash flows.

In addition to these factors, production homebuilders and other customers may: (1) seek to purchase some of the products that we currently sell directly from manufacturers, (2) elect to establish their own building products manufacturing and distribution facilities, or (3) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. In addition, continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.

The building products supply industry is highly fragmented and competitive. We face significant competition from local and regional building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than do we, (2) develop products that are superior to our products, (3) have the ability to produce similar products at a lower cost, (4) develop stronger relationships with local homebuilders, or (5) adapt more quickly to new technologies or evolving customer requirements than do we. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

We are subject to competitive pricing pressure from our customers.

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The current housing industry downturn has resulted in increased pricing pressures from production homebuilders and other customers. In addition, continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected. In addition, as a result of the housing downturn, several of our homebuilder customers have defaulted on amounts owed to us, or their payable days have become extended as a result of their financial condition. Such payment failures or delays may significantly adversely affect our financial condition, operating results and cash flows.

We are subject to the listing requirements under NASDAQ Marketplace Rules. We may not be able to continue to comply with the listing requirements under these rules.

Under NASDAQ Marketplace Rules, our common stock is required to maintain a minimum $1 bid price in order to qualify for continued listing on the NASDAQ Stock Market LLC (“NASDAQ”). Failure to maintain the minimum bid price for a period of 30 consecutive business days would potentially result in delisting our common stock. Due to the recent unusual market conditions, the NASDAQ has suspended the minimum bid price requirement through April 20, 2009. For the month of December 2008, the bid price for our common stock on NASDAQ ranged from $0.83 to $2.18. Delisting of our common stock by NASDAQ could have a material adverse impact on the market value and liquidity of our stock. Certain institutional holders of our common stock may be prohibited from investing in our stock if it is delisted or fails to meet minimum liquidity or price requirements. No assurance can be given that our common stock will remain in compliance with NASDAQ’s listing requirements.

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

Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, sales and marketing personnel. We face significant competition for these types of employees in our industry. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either quit or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

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

We have historically experienced, and in the future will continue to experience, variability in revenues and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others: (1) the volatility of prices of lumber and wood products, (2) the cyclical nature of the homebuilding industry, (3) general economic conditions in the various local markets in which we compete, (4) the pricing policies of our competitors, (5) the production schedules of our customers, and (6) the effects of the weather. These factors, among others, make it difficult to project our operating results on a consistent basis, which may affect the price of our stock.

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

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, a significant change in our business, the economy or the housing market, an unexpected decrease in our cash flow for any reason, or the requirements of our senior secured credit facility or the indenture governing the notes could result in an inability to obtain the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results and cash flows. In addition, although we have been successful in the past in integrating 27 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

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

We have a broad network of distribution and manufacturing facilities in 11 states throughout the southern and eastern U.S. We have 58 distribution facilities and 57 manufacturing facilities many of which are co-located in the following markets:

Alabama	Maryland/Virginia	South Carolina
Auburn	Baltimore/Washington	Anderson/Seneca
Central Alabama	Northeast Maryland	Charleston
Columbia
Florida	North Carolina	Florence
Bunnell	Charlotte	Grand Strand
Emerald Coast	Fayetteville	Greenville
Jacksonville	High Point	Southeast South Carolina
Orlando	Raleigh
South Florida	Washington	Tennessee
Tampa	Western North Carolina	Eastern Tennessee
	Wilmington	Knoxville
Georgia		Nashville
Atlanta	Kentucky/Ohio
Central Georgia	Ohio Valley	Texas
Northern Georgia		Dallas/Fort Worth
San Antonio

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

We lease 65 facilities and own 21 facilities. These leases generally have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, generally based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

We operate a fleet of approximately 1,300 trucks to deliver products from our distribution and manufacturing centers to job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

Item 3.	Legal Proceedings

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.

Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material effect on our operations. We believe that our facilities are in material compliance with such laws and regulations. As owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances without regard to whether we knew of or were responsible for such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are minimal, although no assurance can be provided that more significant remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances or the discovery of unknown environmental conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ Stock Market LLC under the symbol “BLDR” since June 22, 2005. On February 23, 2009, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $1.99. The approximate number of stockholders of record of our common stock on that date was 109, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low

2008
First quarter	$8.18	$5.72
Second quarter	$7.73	$5.05
Third quarter	$6.50	$3.86
Fourth quarter	$6.29	$0.82
2007
First quarter	$19.88	$16.00
Second quarter	$17.53	$15.78
Third quarter	$16.56	$10.61
Fourth quarter	$11.44	$6.20

We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The terms of our $250 million senior credit facility and the indenture governing our notes currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the 42-month period in comparison to the cumulative total returns of the Russell 2000 index and the S&P Building Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from June 30, 2005 to December 31, 2008. We became a public company on June 22, 2005.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*
Among Builders FirstSource, Inc., The Russell 2000 Index
And The S&P Building Products Index

*$100 invested on 6/22/05 in stock or on 5/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

			S&P
	Builders	Russell	Building
	FirstSource, Inc.	2000	Products

6/05	$100	$100	$100
6/05	105	104	99
7/05	130	110	105
8/05	131	108	100
9/05	145	109	101
10/05	127	105	90
11/05	129	110	92
12/05	138	110	95
1/06	162	120	91
2/06	154	119	97
3/06	147	125	103
4/06	140	125	102
5/06	134	118	100
6/06	132	119	98
7/06	113	115	88
8/06	98	119	93
9/06	99	120	93
10/06	102	126	96
11/06	108	130	98
12/06	115	130	102
1/07	117	132	110
2/07	117	131	109
3/07	104	132	104
4/07	104	135	106
5/07	108	141	116
6/07	104	139	112
7/07	95	129	105
8/07	85	132	101
9/07	70	134	93
10/07	47	138	98
11/07	45	128	94
12/07	47	128	103
1/08	52	119	104
2/08	43	115	95
3/08	47	115	98
4/08	43	120	96
5/08	47	126	97
6/08	34	116	83
7/08	28	120	89
8/08	33	125	103
9/08	39	115	97
10/08	25	91	55
11/08	8	80	52
12/08	10	85	61

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2008:

Issuer Repurchases of Equity Securities
			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares That May Yet
	Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs

October 1, 2008 — October 31, 2008	5,576	$3.10	—	—
November 1, 2008 — November 30, 2008	—	—	—	—
December 1, 2008 — December 31, 2008	—	$—	—	—

Total	5,576	$3.10	—	—

The shares presented in the above table represent stock tendered in order to meet minimum withholding tax requirements for shares vested.

Item 6.	Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2006 and as of and for the years ended December 31, 2005 and 2004 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Statement of operations data:
Sales	$1,034,524	$1,530,527	$2,156,239	$2,244,100	$1,934,565
Gross margin	223,152	376,446	566,361	569,514	456,382
Selling, general and administrative expenses(1)	292,286	358,293	420,350	444,849	351,328
Asset impairments	51,053	17,268	—	—	—
Facility closure costs	4,809	128	633	—	—
(Loss) income from continuing operations(2)	(131,790)	(14,888)	72,468	48,324	49,973
(Loss) income from continuing operations per share — basic(3)	$(3.70)	$(0.43)	$2.14	$1.66	$1.99
(Loss) income from continuing operations per share — diluted(3)	$(3.70)	$(0.43)	$2.01	$1.54	$1.87
Balance sheet data (end of period):
Cash and cash equivalents	$106,891	$97,574	$93,258	$30,736	$50,628
Total assets	521,140	647,423	748,515	724,407	697,011
Total debt (including current portion)	319,226	279,266	319,200	315,000	313,480
Stockholders’ equity	102,474	241,547	256,864	171,135	210,890
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$21,574	$23,331	$21,348	$18,213	$18,274

(1)	The year ended December 31, 2005 includes a cash payment (including applicable payroll taxes) of $35.7 million made to stock option holders in lieu of adjusting exercise prices in conjunction with our refinancing transaction. The year ended December 31, 2004 includes a cash payment (including applicable payroll taxes) of $0.4 million made to stock option holders in lieu of adjusting exercise prices in conjunction with our refinancing transaction. There were no similar payments for the years ended December 31, 2008, 2007 and 2006.

(2)	(Loss) income from continuing operations included a valuation allowance of $35.5 million against primarily all of our deferred tax assets for the year ended December 31, 2008, as discussed in Note 12 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

(3)	Reflects the impact of the 1-for-10 reverse stock split that occurred in May 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We group our building products into five product categories:

•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience increasing pressure on our margins. The decline in housing starts continues to be widespread and we expect this trend to continue through 2009 and possibly beyond. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to accelerate during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, fell 41.2% during 2008, consistent with the overall decline in housing activity in the United States. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we plan to prudently expand our custom homebuilder base while maintaining our tight credit standards.

•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy worsened and the economy fell into a recession. The credit markets and financial services industry have recently experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. Although Congress and applicable regulatory authorities have enacted legislation and implemented policies and plans designed to free up the credit markets, it is unclear as to whether these actions have been effective to date or will be effective in the future. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely there will be further damage to an already weak housing industry until conditions substantially improve.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Competition within our markets limited our ability to pass on fuel price increases to our customers during the first three quarters of 2008. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK

The deterioration of the housing industry continued throughout 2008. The annualized rate for single-family housings starts at the end of 2008 was 398,000, the lowest level since the U.S. Census Bureau began compiling the data in 1959. For the year, actual single-family housing starts were 622,400, down from 1,046,100 last year, a 40.5% decline. An already weak housing industry was further damaged in 2008 by the financial crisis which limited the availability of credit to homebuilders and potential homebuyers, and the general decline in the economy, among other factors. We felt the impact of these difficult conditions on our 2008 results although we were able to limit the impact through execution of our strategy. Our strategy principally consisted of growing market share, implementing cost containment programs which included reducing physical capacity and adjusting staffing levels, managing credit tightly and, most importantly, conserving cash. Overall, we feel these efforts were successful. We estimate that market share gains reduced our sales decline in 2008 by an estimated 10%. We closed or idled 14 facilities during 2008 including our New Jersey operations. The closures reduced our fixed operating costs and largely allowed us to redeploy sales to other locations to gain efficiencies. We lowered our average headcount by over 1,600, a decrease of 25.2%, from 2007. The reductions in payroll costs coupled with other cost reductions allowed us to reduce our selling, general and administrative expenses by 18.4%. Our bad debt expense in 2008 only increased $1.4 million from 2007 despite the difficult economic conditions our customers faced. Because of these measures and others, we ended the year with almost $107 million in cash. We believe these efforts will not only benefit us in the short-term but will allow us to be a more efficient organization in the long-term.

We expect 2009 to continue to be very difficult for the housing industry. In fact, the National Association of Home Builders is forecasting 461,000 single-family housing starts for 2009, a 25.9% decline from 2008. We believe our strategy remains relevant in these conditions and allows us to focus on conserving liquidity while maintaining a viable operating platform. We have aggressively but prudently cut costs during this downturn, and these efforts will continue in 2009. In addition, we believe we can cut costs, continue to offset declining sales through market share gains by expanding our presence in the light commercial and multi-family segments, as well as increasing penetration with our top customers. Finally, we will continue to focus on working capital, to diligently control credit to our customers and also work with our vendors to improve our payment terms and pricing on our products. As stated earlier, we ended 2008 with almost $107 million in cash. We are also expecting approximately $35 million in income tax refunds in 2009. The continued execution of our strategy coupled with our available cash and expected income tax refunds in 2009 should provide the liquidity to weather yet another year in this unprecedented downturn.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom, but we believe our market leadership, financial strength and industry-leading scale afford us the ability to manage through the downturn. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have more than offset this negative cash flow. We have also from time to time utilized our credit facility to cover working capital needs if needed.

RECENT DEVELOPMENTS

Goodwill Impairment

In the third quarter and fourth quarter of 2007, we recorded $11.9 million and $5.0 million, respectively, in goodwill impairments on our Ohio reporting unit as the macroeconomic factors relating to this reporting unit continued to decline. Since December 31, 2007, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During the second quarter of 2008, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to our Ohio and Florida reporting units, which were significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for our Florida and Ohio reporting units exceeded their respective estimated fair values and recorded a $7.5 million pre-tax impairment charge included in asset impairments. We performed our annual impairment test in the fourth quarter of 2008. As a result of a further decline in the macroeconomic factors that drive our business and a decline in the valuation surplus for one of our reporting units, we recorded an additional $36.4 million pre-tax impairment charge for our Florida reporting unit. We also utilized discounted future cash flows to estimate the fair value of goodwill for our annual impairment test. We have no further goodwill value on the balance sheet for our Ohio and Florida reporting units. We will continue to monitor all of our reporting units that have goodwill, as continued declines in housing activity could result in additional impairment.

Long-lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The unfavorable economic factors present throughout the second quarter prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded impairment for the amount by which the carrying value exceeded the estimated fair value. We recorded a $2.3 million charge related to leasehold improvements and a $4.4 million charge related to customer relationship intangibles, both of which were taken in the second quarter of 2008. In the fourth quarter of 2008, we received an updated estimated market price on land that we currently have classified as held for sale included in other assets, net on the consolidated balance sheet. The fair market value of this land was lower than the carrying value; therefore, we recorded a $0.4 million charge. We also recorded a $0.4 million charge related to this land in 2007. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.

Valuation Allowance

We have generated significant deferred tax assets partially due to various goodwill and other long-lived asset impairments that we recorded. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling $41.2 million against primarily all of our net deferred tax assets, of which $35.5 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income and $2.7 million related to our discontinued operations. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.

The deferred tax assets for which there is no valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through the generation of sufficient taxable income. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

Facility Closure Costs

During 2008, we developed and executed a plan to close seven facilities located in Indiana, Ohio, North Carolina, Georgia and Texas. The facility closures were primarily due to the continued decline in economic conditions that affected these locations as well as the consolidation of locations in certain markets in an attempt to reduce operating costs. In conjunction with this plan, we began disposing of assets and severing employees. We sold owned real estate related to closed facilities for approximately $0.9 million resulting in an immaterial loss on the sale. We completed the exit plan prior to December 31, 2008. During 2008, we recognized approximately $5.0 million in expense related to closed facilities of which $4.8 million was included in facility closure costs and $0.2 million was included in interest expense, net in the accompanying consolidated statement of operations.

Discontinued Operations, net of tax

In 2006, the specific business climate related to our New Jersey operations declined as housing activity softened and our competitors gained market share. Accordingly, we recognized a pre-tax goodwill impairment charge of $6.8 million in the third quarter of 2006. We took certain actions including changing our operational management, reducing facilities, targeting new customers and commencing sales of prefabricated components in order to improve our operational performance in our New Jersey market. Despite these efforts, the housing activity and operating results for this reporting unit declined further in 2007. As such, we recorded an additional $10.6 million pre-tax goodwill impairment and $0.7 million in asset impairments on our New Jersey operations. As of December 31, 2007, we had no goodwill remaining in our New Jersey reporting unit. In October 2008, we announced our intent to exit the New Jersey market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our operations. As a result, the operating results of the New Jersey market for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006. We will have no further involvement in this market. We completed the exit plan prior to December 31, 2008. The goodwill impairment charges recorded in 2007 and 2006 and the asset impairment charge recorded in 2007 are included in loss from discontinued operations, net of tax in their respective years.

Acquisitions

On December 21, 2007, we acquired certain assets of a distribution facility located in Chelsea, Alabama as a complement to our Bama Truss and Components, Inc. acquisition for cash consideration of $1.7 million. Of this amount, $0.1 million was allocated to customer relationships.

On July 31, 2007, we acquired the common stock of Bama Truss and Components, Inc. (“Bama”) for cash consideration of $17.8 million (including certain adjustments). During 2008, we received $0.7 million in cash related to the guarantee of acquired accounts receivable and a net tangible asset adjustment. Of the net $17.1 million cash consideration, $2.6 million was allocated to customer relationships and $1.1 million to non-compete agreements, which are being amortized over nine years and two to five years, respectively. In addition, $7.9 million was allocated to goodwill. Based in Shelby, Alabama, Bama is a market leader in multi-family and light commercial manufactured structural components. Its products include wood roof and floor trusses, wood panels, steel roof trusses and related building materials and services.

On November 3, 2006, we acquired the common stock of Waid Home Center, Inc. (“Waid”) for cash consideration of $8.8 million (including certain adjustments). During 2007, we received $1.2 million in cash related to the guarantee of acquired accounts receivable. Of the $7.6 million net cash consideration, $0.7 million was allocated to customer relationships and $0.3 million was allocated to a non-compete agreement, which are being amortized over eight years and five years, respectively. In addition, $3.3 million was allocated to goodwill. Based in Auburn, Alabama, Waid is a full-line building materials supplier. Its product offerings include: lumber, tools, windows, roofing, molding, paint, sheetrock and insulation.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of sales	78.4%	75.4%	73.7%

Gross margin	21.6%	24.6%	26.3%
Selling, general and administrative expenses	28.3%	23.4%	19.5%
Asset impairments	4.9%	1.1%	—%
Facility closure costs	0.5%	0.0%	0.0%

(Loss) income from operations	(12.1)%	0.1%	6.8%
Interest expense, net	2.5%	1.8%	1.3%
Income tax (benefit) expense	(1.8)%	(0.7)%	2.1%

(Loss) income from continuing operations	(12.8)%	(1.0)%	3.4%
Loss from discontinued operations, net of tax	(0.7)%	(0.6)%	(0.2)%

Net (loss) income	(13.5)%	(1.6)%	3.2%

2008 Compared with 2007

Macroeconomic factors continued to decline sharply in 2008 as both housing starts, and commodity lumber and lumber sheet goods prices, were down year-over-year. Housing starts in our markets decreased approximately 42.5% while market prices for lumber and lumber sheet goods were on average approximately 8.4% lower than 2007.

Sales.  Sales for the year ended December 31, 2008, were $1,034.5 million, a 32.4% decrease from sales of $1,530.5 million for 2007. The decline in our sales was primarily due to the decline in single family housing starts in our markets. We were able to mitigate some of the decline by expanding into the multi-family and light commercial segment. Additionally, we were able to largely hold our share with our Builder 100 customers. Both of these items contributed to an approximate 10% market share growth in 2008. However, we were limited in growing our market share with custom builders due to our tight credit standards. Although these tight credit standards reduce our growth potential, they also limit our exposure to large write-offs in future quarters.

The following table shows sales classified by major product category (dollars in millions):

	2008		2007
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$204.7	19.8%	$316.2	20.7%	(35.3)%
Windows & doors	255.9	24.7%	358.9	23.5%	(28.7)%
Lumber & lumber sheet goods	247.6	23.9%	406.0	26.5%	(39.0)%
Millwork	107.6	10.4%	151.8	9.9%	(29.1)%
Other building products & services	218.7	21.2%	297.6	19.4%	(26.5)%

Total sales	$1,034.5	100.0%	$1,530.5	100.0%	(32.4)%

We have felt the negative effect of decreased housing starts across all our product categories primarily due to volume declines. For the lumber & lumber sheet goods category, our unit volume accounted for 91.1% of our sales decline in this product category while our prices accounted for 8.9% of the decline. This equates to $144.3 million and $14.1 million in sales declines due to volume and price, respectively.

Our sales mix continued to shift toward manufactured and value added products and away from lumber & lumber sheet goods, which have fewer barriers to entry and therefore is more competitive. Other building products and services has continued to increase as a percentage of total sales. This category grew due to expansion of our installation services in the multi-family and light commercial segments. We believe our installation business and our value-added products and services give us a competitive advantage helping us to attract new business during the down cycle.

Gross Margin.  Gross margin decreased $153.3 million to $223.2 million. The gross margin percentage decreased from 24.6% in 2007 to 21.6% in 2008, a 3.0 percentage point decline. Our gross margin percentage decreased by 1.9 percentage points due to price, 0.9 percentage points due to volume (which is fixed costs within cost of goods sold) and 0.2 percentage points due to a shift in sales mix toward installed product sales, which carry a lower gross margin percentage. We experienced margin compression across all product categories due to competition and lower sales volumes against fixed costs in our manufacturing facilities; however, gross margins started to stabilize as the year progressed. If economic conditions continue to deteriorate, we could see further margin compression.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $66.0 million, or 18.4%. Average full-time equivalent employee headcount decreased 21.9% compared to 2007, while our salaries and benefits, excluding stock compensation, decreased $49.5 million, or 23.3%, compared to a 30.4% decline in sales volume. We will continue to consider in-market consolidations and facility closures based on specific market conditions. Additionally, our office general and administrative expense decreased $11.3 million, which included a $2.0 million decrease in professional services fees. As an offset to these declines, our stock comp expense increased $1.5 million , transaction costs associated with cancelled acquisitions increased $1.7 million, and our bad debt expense increased $1.4 million as our customers were affected by the continued decline in housing starts and the limited availability of credit in the financial markets. We have responded to the increase in bad debt expense by continuing to tighten our credit standards, lowering credit limits, and in some cases requiring collateral.

As a percent of sales, selling, general and administrative expenses increased from 23.4% in 2007 to 28.3% in 2008. Salaries and benefit expense as a percentage of sales increased 1.9%, stock compensation expense increased 0.4%, occupancy by 0.8% due to the fixed nature of the category, and delivery costs by 1.3% due to higher fuel costs. We continue to monitor our operating cost structure closely and make adjustments as necessary.

Interest Expense, net.  Interest expense was $25.7 million in 2008, a decrease of $2.1 million. The decrease was due to a combination of lower debt balances in 2008 and lower interest rates. Additionally, we wrote off approximately $1.6 million of unamortized deferred debt issuance costs related to the repayment of a term loan and cancellation of the $110 million revolving credit facility and $15 million pre-funded letter of credit facility in 2007. These decreases to interest expense were partially offset by decreased interest income primarily due to lower interest rates in 2008.

Income Tax (Benefit) Expense.  We recognized an income tax benefit of $18.9 million, or a 12.5% tax benefit rate, and $12.1 million, or a 44.8% tax benefit rate for the years ended December 31, 2008 and 2007, respectively. The income tax benefit rate in the current year was affected by a non-cash valuation allowance on continuing operations of $35.5 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the effect of the valuation allowance, the effective tax rate for 2008 was 36.1% compared to an effective tax rate of 44.8% for 2007. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.4 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to income tax benefit for the year ended December 31, 2007.

2007 Compared with 2006

Macroeconomic factors continued to decline sharply in 2007 as both housing starts and commodity lumber and lumber sheet goods prices were down year-over-year. This decline began in the second half of 2006 after record quarters in the first half of that year. In 2007, housing starts in our markets decreased approximately 35% and market prices for lumber and lumber sheet goods were on average approximately 14% lower than 2006.

Sales.  Sales for the year ended December 31, 2007 were $1,530.5 million, a 29.0% decrease from sales of $2,156.2 million for 2006. The following table shows sales classified by major product category (dollars in millions):

	2007		2006
	Sales	% of Sales	Sales	% of Sales	% Change

Prefabricated components	$316.2	20.7%	$443.3	20.6%	(28.6)%
Windows & doors	358.9	23.5%	461.1	21.4%	(22.2)%
Lumber & lumber sheet goods	406.0	26.5%	688.5	31.9%	(41.0)%
Millwork	151.8	9.9%	199.1	9.2%	(23.8)%
Other building products & services	297.6	19.4%	364.2	16.9%	(18.3)%

Total sales	$1,530.5	100.0%	$2,156.2	100.0%	(29.0)%

Our sales during the year were primarily effected by the decline in housing starts and to a lesser extent by commodity price deflation. We continued to improve our sales mix during the year, but felt the negative effect of decreased housing starts across all our product categories. Lumber & lumber sheet goods, and to a lesser extent prefabricated components, are heavily influenced by commodity price deflation. Lumber & lumber sheet goods market prices reduced our total sales by approximately 3%. The decline in housing activity within our markets prompted increased competitive conditions. We responded by lowering our prices to customers in the lumber & lumber sheet goods category, reducing total sales by an estimated 1.6% for the year ended December 31, 2007. For the lumber & lumber sheet goods category, our unit volume declined 27.7% compared to an estimated 34.6% decline in housing starts in our markets while our prices declined 13.3%. This equates to $191.0 million and $91.5 million in sales declines due to unit volumes and price, respectively.

Our focus on growing our manufactured windows and installation business mitigated some of the downward pressure from decreased housing activity. As our homebuilder customers downsized their operations, they increasingly utilized our turn-key installation services.

Gross Margin.  Gross margin decreased $189.9 million, or 33.5%. The gross margin percentage decreased from 26.3% in 2006 to 24.6% in 2007. The largest decline was in the lumber & lumber sheet goods category, which declined $71.5 million. Our gross margin dollars decreased primarily due to lower sales volume and price concessions to our customers in response to increasingly competitive conditions. The de-leveraging of lower sales volumes to fixed costs of sales lowered our gross margins by approximately 0.9 percentage points. Lower prices on lumber & lumber sheet goods contributed 0.6 percentage points to the decline. In addition, the increased percentage of installed sales, which traditionally carry lower gross margins, had a negative impact on our gross margins in 2007. The overall decline in gross margin percentage was partially mitigated by a favorable change in sales mix toward higher margin products such as millwork and windows and doors.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $62.1 million, or 14.8%. Our salaries and benefits expense, excluding stock-based compensation expense, decreased $56.7 million, or 21.0%, while our full-time equivalent headcount decreased 18.3%. Part of this reduction in headcount was from the closing of some of our regional headquarters and idling production at certain facilities in our efforts to optimize efficiencies across the organization. Additionally, professional services fees decreased $2.7 million, primarily related to the decrease in audit and other fees related to the implementation of Sarbanes Oxley in 2006. As an offset to these declines, we saw an increase in our bad debt expense of $2.7 million as our customers work through the difficulties of the housing downturn. We have responded to the increase in bad debt expense by tightening our credit standards and lowering credit limits.

As a percent of sales, selling, general and administrative expenses increased from 19.5% in 2006 to 23.4% in 2007. Pricing on commodity lumber products had a negative effect in 2007 of approximately 1.3%. In addition, incremental stock compensation expense increased selling, general and administrative expenses as a percentage of sales by 0.3%. The remaining 2.3% increase is due to fixed costs, which do not adjust lower with declining sales volume.

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

Income Tax (Benefit) Expense.  The effective tax rate increased to 44.8% for the year ended December 31, 2007, compared to 37.9% for the year ended December 31, 2006. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.4 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to income tax benefit for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs, meet required interest and principal payments, fund capital expenditures and acquisitions, and pay dividends, if any, on our common stock. In the past, our capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. The homebuilding industry and therefore our industry, have been in a severe and significant downturn for almost three years. We expect this downturn to continue through at least 2009. Beyond 2009, it is difficult for us to predict what will happen in our industry as a number of factors will determine the length of this downturn, including availability of credit for homebuilders and potential home buyers, potential foreclosures, existing home inventory, and interest rates. With the sustained downturn and the anticipated continued decline in macroeconomic conditions, our operations are no longer providing positive cash flows, and we are not expecting our cash flows from operations to be positive in the near term.

Our cash on hand was $106.9 million at December 31, 2008. Our net borrowing availability in excess of the $35 million liquidity covenant at December 31, 2008 was zero due to a combined 30% decline in accounts receivable and inventory balances (“borrowing base”), which are used to calculate the available borrowing capacity, coupled with lower seasonal advance rates set forth under the credit facility. Approximately $12.8 million of cash on hand at year-end supported a short-fall in the calculation of the $35 million minimum liquidity covenant contained in the credit facility. This covenant calculates as eligible borrowing base minus outstanding borrowings must exceed $35 million or we are required to meet a fixed charge coverage ratio, which we currently would not meet. However, the calculation also allows cash on deposit with the agent to be included as eligible borrowing base. Absent the use of cash in the calculation, we would have been forced to repay $12.8 million in borrowings in order to comply with the covenant. Accordingly, our available cash was $94.1 million at December 31, 2008. We anticipate this shortfall in eligible borrowing base to dissipate by March 2009, when our advance rates increase in accordance with the credit facility.

Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. We have implemented an action plan consisting of growing market share, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, and most importantly, conserving cash. Although we felt the impact of the difficult conditions, we were able to limit it through this action plan. Overall, we believe our efforts were successful as we ended 2008 with $94.1 million in available cash. We will continue to execute this strategy in 2009. With this continued strategy execution, $94.1 million in available cash and almost $35 million in expected income tax refunds in 2009, we believe we will have sufficient capital to meet our anticipated short-term needs, including capital expenditures and debt obligations for 2009. Key assumptions considered in making this assessment were single-family housing starts ranging from 350,000 to 500,000, market share gains consistent with that achieved in 2008, market prices for commodity products stable with 2008, stable to only slight declines in product gross margins, continued ability to lower operating costs principally in salaries and benefits expense, timely receipt of our expected income tax refunds, and consistent advance rates under our credit facility year-over-year. Should housing conditions deteriorate greater than expected or other assumptions prove to be incorrect, our action plans will expand to include further facility closures, attempts to renegotiate leases, increased headcount reductions and the potential divestitures of non-core business.

Our focus on liquidity extends beyond just 2009. Although an improvement in housing activity is generally expected toward the end of 2009, we have set an action plan for 2009 designed to provide us with sufficient liquidity to extend through 2010 even with no appreciable improvement in housing activity. However, there are no assurances that these steps will prove successful if the housing downturn is steeper or more protracted than general expectations. Should the current economic conditions continue beyond what we have planned in our 2009 action plan or deteriorate further, subsequent to 2009 we may be required to raise external funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any such financing would be available on favorable terms, if at all. In assessing our liquidity, key components include our net loss, current assets and current liabilities. For assessing our long-term liquidity, we also consider our debt and long-term liabilities.

Consolidated Cash Flows

Cash used in operating activities in 2008 was $28.9 million compared to cash provided by operating activities in 2007 of $71.5 million. The decline was essentially due to an increase in operating loss primarily as a result of the decrease in our sales and profitability. This decrease in operating cash provided by operating activities was also affected by changes in working capital. Although we continue to aggressively manage working capital, we have seen an increase in the number of days outstanding for our accounts receivable. This increase is directly related to the downturn in the homebuilding industry and the limited access to credit for our homebuilding customers. Our inventory turns decreased due to rapidly declining housing starts and increased difficulty matching our order quantities to obtain the best price with the much lower sales volumes in 2008. Our accounts payable days have increased slightly as we continue to work with our vendors to extend our payment terms. We expect to face similar asset management challenges in 2009, but we will continue to aggressively manage working capital.

Cash provided by operating activities decreased $40.4 million, or 36.1%, in 2007 compared to 2006. The decrease was primarily due to a decrease from operating income to an operating loss primarily as a result of the decrease in our sales and profitability. This decrease in operating cash provided by operating activities was also affected by changes in working capital. Although we continue to aggressively manage working capital, we saw an increase in the number of days outstanding for our accounts receivable. This increase was directly related to the downturn in the homebuilding industry. Our inventory turns were slightly less as we tried to react responsively to the declining market conditions. Our accounts payable days increased as we continued to work with our vendors to extend our payment terms.

Cash used for investing activities decreased $24.0 million in 2008 compared to 2007. The decrease was partially due to a $1.9 million decrease in capital expenditures to a maintenance level to conserve capital. Additionally, we had an increase of $3.2 million of proceeds from the sale of real estate from closed facilities and excess equipment as we reduce our fleet in response to the decline in demand. We also used $18.3 million in cash to purchase a supplier of multi-family and light commercial manufactured structural components and a distribution facility in 2007 and made no acquisitions in 2008.

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

Net cash provided by financing activities was $40.5 million in 2008 compared to net cash used in financing activities of $40.9 million in 2007. The primary source of funds in 2008 was $40.0 million in net borrowings under our revolving credit facility. The primary uses of cash in 2007 were the permanent retirement of the remaining balance of the term loan and payment of deferred loan costs related to the $350 million revolving credit facility.

Net cash used in financing activities was $40.9 million in 2007 compared to net cash provided by financing activities of $11.5 million in 2006. The primary uses of cash in 2007 were the permanent retirement of the remaining balance of the term loan and payment of deferred loan costs related to the new revolving credit facility. Proceeds from the exercise of stock options provided cash of $11.9 million in 2006 compared to $4.2 million in 2007.

Capital Resources

In December 2007, we entered into a $350 million revolving credit facility (the “Facility”) with a consortium of banks led by Wachovia Bank, N.A. Also participating in the facility are UBS Securities LLC and General Electric Capital Corporation. The Facility provides for a $350 million revolving credit line which is available for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of the Company’s eligible accounts receivable and inventory, as defined by the agreement. The Facility is scheduled to mature five years from the date of execution and replaced the $110 million long-term revolving credit line, which was scheduled to mature in February 2010, and the $15 million pre-funded letter of credit facility, which was scheduled to mature in August 2011. Subsequent to year-end, we reduced the Facility from $350 million to $250 million as allowed by the revolving credit facility agreement. Our available borrowing capacity at December 31, 2008 would not have been affected by this reduction as eligible accounts receivable and inventory balances, which are used to calculate the available borrowing capacity, would not have supported borrowings of $250 million. We do not anticipate that our borrowing base will support borrowings in excess of $250 million at any point during the remaining life of the credit facility. This reduction will allow us to reduce our interest expense related to commitment fees. In the first quarter of 2009, we will expense $1.2 million in unamortized debt issuance costs related to the reduction in the Facility.

Interest rates under the Facility are based on a base rate plus an applicable margin. The base rate is the larger of the rate determined by the administrative agent or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.425%, is charged on the unused amount of the revolver based on the most recent previous quarterly average excess availability. We had $40.0 million in outstanding borrowings under the Facility at December 31, 2008. The weighted average interest rate on the borrowings outstanding under the Facility was 3.75% at December 31, 2008.

Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. The Facility has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The Facility also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. At December 31, 2008, our net available borrowing capacity in excess of the $35 million minimum liquidity covenant was zero. Approximately $12.8 million of cash on hand at year-end supported a short-fall in the calculation of the $35 million minimum liquidity covenant. The covenant calculates as eligible borrowing base less outstanding borrowings. The calculation also allows cash on deposit with the agent to be included as eligible borrowing base. At December 31, 2008, we had cash on deposit with the agent to support the shortfall in the available borrowing capacity; therefore, the minimum liquidity covenant was not triggered. If the $35 million minimum liquidity covenant would have been triggered, we would not have been able to meet the fixed charge coverage ratio in 2008. Based on our 2009 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we would not fall below the $35 million minimum liquidity covenant in 2009; therefore, we would not trigger the fixed charge coverage ratio requirement.

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

The floating rate notes are jointly and severally guaranteed by all of our subsidiaries and collateralized by (1) a pledge of the common stock of certain of our subsidiaries and (2) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture governing the floating rate notes contains covenants that limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or make other distributions, incur liens, enter into certain types of transactions with affiliates, encounter a change of control, create restrictions on the payment of dividends or other amounts to us by our restricted subsidiaries and sell all or substantially all of our assets or merge with or into other companies.

In 2005, we entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. The interest rate swaps qualified as fully effective, cash-flow hedging instruments. Therefore, all changes in fair value of the qualifying cash flow hedges were reported in other comprehensive (loss) income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At December 31, 2007, the fair value of these interest rate swaps was a receivable of $0.6 million. In January 2008, we cancelled one of the two interest rate swap agreements. We cancelled the agreement that started July 1, 2005 whereby we paid a fixed rate of 4.12% and received a variable rate at 90 day LIBOR. The settlement fees related to the cancellation of this interest rate swap agreement were minimal. The second swap agreement matured on May 15, 2008.

In the first quarter of 2008, we entered into three new interest rate swap agreements with notional amounts of $100.0 million, $50.0 million, and $50.0 million, respectively. The swap agreements are three-year swaps that fix $200.0 million of our outstanding floating rate notes at a weighted average interest rate of 7.41%, including an applicable margin. We are paying a fixed rate at 3.25%, 3.17% and 2.99%, respectively, on the swaps and receive a variable rate at 90 day LIBOR. The swaps were effective on May 15, 2008.

The interest rate swaps qualify as fully effective, cash-flow hedging instruments. Therefore, all changes in fair value of the qualifying cash flow hedges are reported in other comprehensive (loss) income and reclassified into earnings in the same period in which the hedge transactions affect earnings. At December 31, 2008, the fair value of the interest rate swaps was a payable of $7.7 million. The weighted-average interest rate at December 31, 2008 for the floating rate notes was 7.14%, including the effect of the interest rate swaps.

Long-term debt consisted of the following as of December 31:

	2008	2007
	(In thousands)

Revolving credit facility	$40,000	$—
Floating rate notes	275,000	275,000
Other long-term debt*	4,226	4,266

	319,226	279,266
Less: current portion of long-term debt	44	40

Total long-term debt, net of current maturities*	$319,182	$279,226

*	We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. In response to the continued decline in market conditions in 2008, we limited our capital expenditures to $8.2 million in our efforts to conserve capital. Although we cannot predict the duration of the current market conditions, we anticipate that housing conditions will continue to be difficult in 2009. As a result, we expect our 2009 capital expenditures to be approximately $2 to $5 million. We anticipate that throughout the downturn capital expenditures will focus primarily on maintenance of our current assets.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes the contractual obligations of the company as of December 31, 2008 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4 years	5 years	After 5 years

Long-term debt	$319,226	$44	$315,157	$63	$69	$3,893
Interest on long-term debt(1)	71,299	22,114	46,410	370	363	2,042
Operating leases	145,665	34,138	62,888	12,548	10,685	25,406
Uncertain tax positions(2)	—	—	—	—	—	—

Total contractual cash obligations	$536,190	$56,296	$424,455	$12,981	$11,117	$31,341

(1)	Interest based on LIBOR rate of 1.24% and Prime rate of 3.25% at February 4, 2009. Interest on long-term debt reflects interest rate swap agreements effective through May 2011. Actual interest may differ from the amounts presented above based on LIBOR fluctuations.

(2)	We have $1.3 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.3 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2008. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $7.8 million as of December 31, 2008.

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

Allowance for Doubtful Accounts and Related Reserves.  We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. However, as industry conditions have continued to decline, we have, in some cases, required customers to collateralize their debt to us. Consistent with industry practices, we generally require payment from most customers within 30 days. As our business is seasonal in certain regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we record estimated reserves based upon our historical write-offs of uncollectible accounts, taking into consideration certain factors, such as aging statistics and trends, customer payment history, independent credit reports, and discussions with customers.

Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. We charge these write-offs against our allowance for doubtful accounts. Due to the current decline in the macroeconomic factors that affected our customers’ business, we have experienced higher than normal past due account balances and have increased our allowance for doubtful accounts as a result. We anticipate that until the macroeconomic factors that affect our customers’ businesses stabilize and improve, we may continue to see an increase in our allowance for doubtful accounts. In response to these conditions, we have tightened our credit standards, lowered credit limits to some of our customers, and in some cases discontinued allowing credit or required collateral to support outstanding receivable balances.

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

We recorded a $2.3 million charge related to leasehold improvements and a $4.4 million charge related to customer relationship intangibles in the second quarter of 2008. In the fourth quarter of 2008, we received an updated estimated market price on land that we currently have classified as held for sale included in other assets, net on the consolidated balance sheet. The fair market value of this land was lower than the carrying value; therefore, we recorded a $0.4 million charge. We also recorded a $0.4 million charge related to this land in 2007.

Goodwill.  Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2008, our goodwill balance was $111.2 million, representing 21.3% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. If its book value of goodwill exceeds its estimated implied value of goodwill, we recognize the difference as an impairment loss in operating income. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel. Our industry has been in a significant and severe downturn for the past three years. In this environment, we have closely monitored the trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets and performed interim impairment tests when warranted. The macroeconomic factors that affect our industry, primarily the continued decline in housing starts, have caused us to re-evaluate our expectations for a number of our reporting units. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. Additionally, since September 30, 2008, our stock price has been adversely affected by the significant decline in the overall stock market. With the decline in our stock price, our market capitalization has also declined. For our 2008 annual impairment test, we believe that the decline in market capitalization was a contributing factor, but not the overriding factor in determining the need to recognize additional impairment. The overriding factor was the continued decline in the macroeconomic conditions that affect our industry, specifically housing starts in our markets which were down 42.5% from 2007 and 45.6% in the fourth quarter of 2008 compared to the fourth quarter of 2007. We recognized goodwill impairments of $44.0 million and $16.9 million which were included in asset impairments in our consolidated statements of operations in Item 8 on this annual report on Form 10-K in 2008 and 2007, respectively. We did not have any goodwill impairments for continuing operations in 2006.

The process of evaluating goodwill for impairment involves the determination of fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates resulting in further impairment of goodwill.

In performing our impairment analysis, we developed a range of fair values for our reporting units using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues, gross margins and operating margins, which vary among reporting units. Significant assumptions used in our financial projections include housing starts, lumber commodity prices, and market share gains.

Deferred Income Taxes.  In accordance with SFAS No. 109, Accounting for Income Taxes, we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. We consider the reversal of existing deferred tax liabilities, future taxable income, and tax planning strategies in our assessment. We have certain state income tax carryforwards where we believe it is unlikely that we will realize the benefits associated with these tax carryforwards and have established a valuation allowance against our deferred tax assets. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. Additionally, in light of the continued downturn in the housing market and the uncertainty as to its length and magnitude, and due to the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling $41.2 million against primarily all of our net deferred tax assets of which $35.5 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income, and $2.7 million related to our discontinued operations. Further declines in housing activity could cause us to establish additional valuation allowances. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowances.

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

Stock-Based Compensation.  Calculating stock-based compensation expense requires the input of subjective assumptions. We determine the fair value of each option grant using the Black-Scholes option-pricing model. Specific inputs to the model include: the expected life of the stock-based awards, stock price volatility, dividend yield and risk-free rate.

The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. As a newly public company, we supplement our own historical volatility with the volatility of a peer group over a recent historical period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We record expense for the unvested portion of grants over the requisite service (i.e., vesting) periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 relating to financial instruments were effective for us as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157, for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments. The partial adoption did not have a material effect on our consolidated financial statements (See Note 9). We are still assessing the effect that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, which will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Additionally, SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. This pronouncement requires prospective application and will be effective for us for acquisitions on or after January 1, 2009. We expect the application of SFAS 141R will have an effect on how we account for business combinations once adopted, but the effect of the impact on our consolidated financial statements will depend upon the acquisitions that occur after the effective date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We will include the required disclosures under SFAS 161 upon adoption.

In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-06-1). According to FSP EITF 03-06-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. This pronouncement requires retrospective application and will be effective for us after January 1, 2009. We do not expect the application of FSP EITF 03-06-1 to have a material impact on the computation of our EPS.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at December 31, 2008, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually.

We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials and the related in-bound freight costs, some of which are subject to significant fluctuations, are sometimes, but not always, passed on to our customers. Our delayed ability to pass on material price increases to our customers can adversely effect our operating income.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Builders FirstSource, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/  PricewaterhouseCoopers LLP

Dallas, Texas
February 27, 2009

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Sales	$1,034,524	$1,530,527	$2,156,239
Cost of sales	811,372	1,154,081	1,589,878

Gross margin	223,152	376,446	566,361
Selling, general and administrative expenses	292,286	358,293	420,350
Asset impairments	51,053	17,268	—
Facility closure costs	4,809	128	633

(Loss) income from operations	(124,996)	757	145,378
Interest expense, net	25,664	27,729	28,713

(Loss) income from continuing operations before income taxes	(150,660)	(26,972)	116,665
Income tax (benefit) expense	(18,870)	(12,084)	44,197

(Loss) income from continuing operations	(131,790)	(14,888)	72,468
Loss from discontinued operations (net of income tax benefit of $0, $4,766, and $1,960 in 2008, 2007 and 2006, respectively)	(7,704)	(8,864)	(3,575)

Net (loss) income	$(139,494)	$(23,752)	$68,893

Basic net (loss) income per share:
(Loss) income from continuing operations	$(3.70)	$(0.43)	$2.14
Loss from discontinued operations	(0.21)	(0.25)	(0.10)

Net (loss) income	$(3.91)	$(0.68)	$2.04

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(3.70)	$(0.43)	$2.01
Loss from discontinued operations	(0.21)	(0.25)	(0.10)

Net (loss) income	$(3.91)	$(0.68)	$1.91

Weighted average common shares outstanding:
Basic	35,634	34,904	33,796

Diluted	35,634	34,904	36,039

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$106,891	$97,574
Trade accounts receivable, less allowances of $6,194 and $7,209 for 2008 and 2007, respectively	84,984	126,430
Other receivables	41,516	23,052
Inventories	68,868	95,038
Deferred income taxes	—	17,399
Other current assets	8,358	9,273

Total current assets	310,617	368,766
Property, plant and equipment, net	80,374	96,358
Goodwill	111,193	155,588
Intangible assets, net	4,040	10,568
Other assets, net	14,916	16,143

Total assets	$521,140	$647,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,414	$65,811
Accrued liabilities	37,794	47,626
Current maturities of long-term debt	44	40

Total current liabilities	73,252	113,477
Long-term debt, net of current maturities	319,182	279,226
Deferred income taxes	4,669	1,155
Other long-term liabilities	21,563	12,018

Total liabilities	418,666	405,876
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,128 and 35,701 shares issued and outstanding at December 31, 2008 and 2007, respectively	357	351
Additional paid-in capital	146,650	138,476
Accumulated (deficit) retained earnings	(37,119)	102,375
Accumulated other comprehensive (loss) income	(7,414)	345

Total stockholders’ equity	102,474	241,547

Total liabilities and stockholders’ equity	$521,140	$647,423

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

Cash flows from operating activities:
Net (loss) income	$(139,494)	$(23,752)	$68,893
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,574	23,331	21,348
Asset impairments	51,053	17,268	—
Amortization of deferred loan costs	2,835	4,206	2,623
Deferred income taxes	18,705	(9,686)	363
Bad debt expense	4,695	3,323	591
Net non-cash expense from discontinued operations	7	8,876	5,669
Stock compensation expense	8,479	6,970	4,060
Net (gain) loss on sales of assets	(1,617)	(797)	151
Changes in assets and liabilities:
Receivables	16,830	48,186	50,098
Inventories	26,170	28,851	31,308
Other current assets	915	966	(3,065)
Other assets and liabilities	2,619	(3,007)	2,975
Accounts payable	(30,397)	(20,789)	(47,631)
Accrued liabilities	(11,251)	(12,449)	(25,536)

Net cash (used in) provided by operating activities	(28,877)	71,497	111,847

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,193)	(10,053)	(27,192)
Proceeds from sale of property, plant and equipment	5,209	2,015	1,702
Acquisitions, net of cash acquired	701	(18,288)	(35,378)

Net cash used in investing activities	(2,283)	(26,326)	(60,868)

Cash flows from financing activities:
Net borrowings under revolving credit facility	40,000	—	—
Payments on long-term debt	(40)	(39,934)	(132)
Deferred loan costs	(380)	(4,423)	(100)
Exercise of stock options	1,313	4,224	11,891
Repurchase of common stock	(416)	(722)	(116)

Net cash provided by (used in) financing activities	40,477	(40,855)	11,543

Net increase in cash and cash equivalents	9,317	4,316	62,522
Cash and cash equivalents at beginning of period	97,574	93,258	30,736

Cash and cash equivalents at end of period	$106,891	$97,574	$93,258

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated	Accumulated
			Additional Paid		(Deficit)	Other
	Common Stock		in	Unearned Stock	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	(Loss) Income	Total
			(In thousands, except share amounts)

Balance at December 31, 2005	32,997,564	$330	$111,979	$(1,087)	$58,081	$1,832	$171,135
Issuance of restricted stock	310,723	—	—	—	—	—	—
Stock compensation expense	—	—	4,994	—	—	—	4,994
Exercise of stock options, including tax benefit associated with the exercise of stock options	1,531,039	15	11,860	—	—	—	11,875
Repurchase of common stock	(7,242)	—	(116)	—	—	—	(116)
Reverse unearned compensation related to restricted stock	—	—	(1,087)	1,087	—	—	—
Comprehensive income:
Net income	—	—	—	—	68,893	—	68,893
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	83	83
Total comprehensive income	—	—	—	—	—	—	68,976

Balance at December 31, 2006	34,832,084	345	127,630	—	126,974	1,915	256,864
Issuance of restricted stock, net of forfeitures	363,926	—	—	—	—	—	—
Vesting of restricted stock	—	1	(1)	—	—	—	—
Stock compensation expense	—	—	7,779	—	—	—	7,779
Exercise of stock options, including tax benefit associated with the exercise of stock options	558,614	6	3,789	—	—	—	3,795
Repurchase of common stock	(53,633)	(1)	(721)		—		(722)
Cumulative effect of FIN 48	—	—	—	—	(847)	—	(847)
Comprehensive loss:
Net loss	—	—	—	—	(23,752)	—	(23,752)
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	(1,570)	(1,570)
Total comprehensive loss	—	—	—	—	—	—	(25,322)

Balance at December 31, 2007	35,700,991	351	138,476	—	102,375	345	241,547
Issuance of restricted stock, net of forfeitures	43,811	—	—	—	—	—	—
Vesting of restricted stock	—	2	(2)	—	—	—	—
Stock compensation expense	—	—	8,479	—	—	—	8,479
Exercise of stock options, including tax benefit associated with the exercise of stock options	446,589	5	112	—	—	—	117
Repurchase of common stock	(63,857)	(1)	(415)		—		(416)
Comprehensive loss:
Net loss	—	—	—	—	(139,494)	—	(139,494)
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	—	(7,759)	(7,759)
Total comprehensive loss	—	—	—	—	—	—	(147,253)

Balance at December 31, 2008	36,127,534	$357	$146,650	$—	$(37,119)	$(7,414)	$102,474

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

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

We manage our business as three regional operating groups — Atlantic, Southeast and Central. We serve 33 markets in 11 states, principally in the southern and eastern United States. We have 58 distribution centers and 57 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2008, we partially adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. SFAS 157 became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, we will apply the provisions of SFAS 157 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, indefinite-lived intangible assets, and property, plant and equipment. SFAS 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. The only financial instruments measured at fair value on a recurring basis are our interest rate swaps. Refer to Note 9 for further discussion surrounding fair value measurements of our financial instruments.

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

Accounts receivable consisted of the following at December 31:

	2008	2007
	(In thousands)

Trade receivables	$91,178	$133,639
Less: allowance for returns and doubtful accounts	6,194	7,209

Trade accounts receivable, net	84,984	126,430

Income tax receivables	35,268	13,276
Other	6,248	9,776

Other receivables	41,516	23,052

Accounts receivable, net	$126,500	$149,482

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

During the year, we monitor our inventory levels by market and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding special order items purchased in the last three months. We then apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. Our inventories are generally not susceptible to technological obsolescence.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses on the accompanying consolidated statements of operations and aggregated $69.8 million, $87.3 million and $93.3 million in 2008, 2007 and 2006, respectively.

Income Taxes

We account for income taxes utilizing the liability method described in Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Deferred income taxes are recorded to reflect consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable earnings. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a valuation allowance of $41.2 million in 2008 of which $35.5 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income, and $2.7 million related to our discontinued operations.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met pursuant to Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The net carrying value of internal use software costs was $1.1 million and $1.5 million as of December 31, 2008 and 2007, respectively. These costs are included in furniture and fixtures in Note 3 and are amortized on a straight-line basis over a period of three years.

Long-Lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management’s estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, generally the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change. For the years ended December 31, 2008 and 2007, we recorded asset impairment charges of $2.7 million and $0.4 million, respectively. These charges were included in asset impairments in the consolidated statements of operations in their respective years. We did not record any asset impairment charges for the year ended December 31, 2006.

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

Net (Loss) Income per Common Share

Net (loss) income per common share, or earnings per share (“EPS”), is calculated in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares. For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying options of 2.6 million for 2006. Weighted average shares outstanding have also been adjusted for 348,000 shares of restricted stock in 2006. Options to purchase 2,853,000, 2,975,000, and 536,000 shares of common stock were not included in the computations of diluted EPS in 2008, 2007, and 2006, respectively, because their effect was anti-dilutive. There were 389,000 and 589,000 restricted stock shares excluded from the computation of diluted EPS in 2008 and 2007, respectively, as their effect was anti-dilutive. No restricted stock shares were excluded from the computation of diluted EPS in 2006.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2008	2007	2006
	(In thousands)

Weighted average shares for basic EPS	35,634	34,904	33,796
Dilutive effect of stock awards and options	—	—	2,243

Weighted average shares for diluted EPS	35,634	34,904	36,039

Goodwill and Other Intangible Assets

Intangibles subject to amortization

We recognize an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Impairment losses are recognized if the carrying value of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its estimated fair value. We recorded impairments on intangibles subject to amortization of $4.4 million in 2008 (see Note 7). This impairment was included in asset impairments on the consolidated statements of operations. We did not record any impairments on intangibles subject to amortization in 2007 or 2006.

Goodwill

We recognize goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value (see Note 6). For the years ended December 31, 2008 and 2007, we recorded $44.0 million and $16.9 million, respectively, in goodwill impairment charges. These goodwill impairments were included in asset impairments in the consolidated statements of operations in their respective years. We had no goodwill impairment charges for continuing operations for the year ended December 31, 2006.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2007	2006

Expected life	5.0 years	4.4 years	5.0 years
Expected volatility	42.3%	35.2%	40.9%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	2.89%	4.47%	4.05%

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 relating to financial instruments were effective for us as of January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157, for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We partially adopted SFAS 157 as of January 1, 2008, as it relates to financial instruments. The partial adoption did not have a material effect on our consolidated financial statements (See Note 9). We are still assessing the effect that SFAS 157 will have on our nonrecurring measurements for non-financial assets and liabilities in 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”) which requires expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. This pronouncement requires comparative disclosures only for periods subsequent to initial adoption and is effective for us beginning January 1, 2009. We will include the required disclosures under SFAS 161 upon adoption.

In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-06-1). According to FSP EITF 03-06-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. This pronouncement requires retrospective application and will be effective for us after January 1, 2009. We do not expect the application of FSP EITF 03-06-1 to have a material impact on the computation of our EPS.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States, are excluded from net income. The change in fair value of interest rate swaps is the

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

only item impacting our accumulated other comprehensive (loss) income of $(7.4) million and $0.3 million (net of income taxes of zero and $0.2 million) as of December 31, 2008 and 2007, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2008	2007
	(In thousands)

Land	$13,915	$13,820
Buildings and improvements	68,246	69,860
Machinery and equipment	97,044	102,305
Furniture and fixtures	25,620	27,509
Construction in progress	936	1,057

Property, plant and equipment	205,761	214,551
Less: accumulated depreciation	125,387	118,193

Property, plant and equipment, net	$80,374	$96,358

Depreciation expense was $19.5 million, $21.1 million and $20.1 million, of which $8.3 million, $8.5 million and $7.8 million was included in cost of sales, in 2008, 2007 and 2006, respectively.

4.	Acquisitions

On December 21, 2007, we acquired certain assets of a distribution facility located in Chelsea, Alabama, as a complement to our Bama Truss and Components, Inc. acquisition for cash consideration of $1.7 million. Of this amount, $0.1 million was allocated to customer relationships.

On July 31, 2007, we acquired the common stock of Bama Truss and Components, Inc. (“Bama”) for cash consideration of $17.8 million (including certain adjustments). During 2008, we received $0.7 million in cash related to the guarantee of acquired accounts receivable and a net tangible asset adjustment. Of the $17.1 million net cash consideration, $2.6 million was allocated to customer relationships and $1.1 million to non-compete agreements, which are being amortized over nine years and two to five years, respectively. In addition, $7.9 million was allocated to goodwill. Based in Shelby, Alabama, Bama is a market leader in multi-family and light commercial manufactured structural components. Its products include wood roof and floor trusses, wood panels, steel roof trusses and related building materials and services.

On November 3, 2006, we acquired the common stock of Waid Home Center, Inc. (“Waid”) for cash consideration of $8.8 million (including certain adjustments). During 2007, we received $1.2 million in cash related to the guarantee of acquired accounts receivable. Of the $7.6 million net cash consideration, $0.7 million was allocated to customer relationships and $0.3 million was allocated to a non-compete agreement, which are being amortized over eight years and five years, respectively. In addition, $3.3 million was allocated to goodwill. Based in Auburn, Alabama, Waid is a full-line building materials supplier. Its product offerings include: lumber, tools, windows, roofing, molding, paint, sheetrock and insulation.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Discontinued Operations

In 2006, the specific business climate related to our New Jersey operations declined as housing activity softened and our competitors gained market share. Accordingly, we recognized a pre-tax goodwill impairment charge of $6.8 million in the third quarter of 2006. We took certain actions including changing our operational management, reducing facilities, targeting new customers and commencing sales of prefabricated components in order to improve our operational performance in our New Jersey market. Despite these efforts, the housing activity and operating results for this reporting unit declined further in 2007. As such, we recorded an additional $10.6 million pre-tax goodwill impairment and $0.7 million in asset impairments on our New Jersey operations. As of December 31, 2007, we had no goodwill remaining in our New Jersey reporting unit. In October 2008, we announced our intent to exit the New Jersey market based upon several factors including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our operations. As a result, the operating results of the New Jersey market for the current and prior years have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006. We will have no further involvement in this market. We completed the exit plan prior to December 31, 2008. The goodwill impairment charges recorded in 2007 and 2006 and the asset impairment charge recorded in 2007 are included in loss from discontinued operations, net of tax in the consolidated statements of operations in their respective years.

As a result of the exit plan, we expensed $3.3 million related to future lease obligations on closed facilities and recorded $0.4 million related to employee severance. These amounts are included in loss from discontinued operations in the accompanying consolidated statements of operations for 2008. The facility and other exit cost reserves related to our discontinued operations were $3.9 million at December 31, 2008, of which $2.0 million is recorded as other long-term liabilities.

Sales and pre-tax loss attributable to the New Jersey operations, which are reported as discontinued operations, were as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Sales	$37,761	$61,936	$83,215
Loss before income taxes	$(7,704)	$(13,630)	$(5,535)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
	(In thousands)

Balance at beginning of year	$155,588	$173,806
Acquisitions and other purchase price adjustments	(422)	9,342
Impairment of goodwill	(43,973)	(27,560)

Balance at end of year	$111,193	$155,588

We recorded a $(0.4) million and $1.2 million adjustment to goodwill related to prior year acquisitions for 2008 and 2007, respectively.

In the third quarter and fourth quarter of 2007, we recorded $11.9 million and $5.0 million, respectively, in goodwill impairments on our Ohio reporting unit as the macroeconomic factors that drive our business as it relates to this reporting unit continued to decline. Since December 31, 2007, management has closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. During the second quarter of 2008, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to our Ohio and Florida reporting units which were significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. Based on the results of this interim testing, management determined that the carrying value of goodwill for our Florida and Ohio reporting units exceeded their respective estimated fair values and recorded a $7.5 million pre-tax impairment charge included in asset impairments. We performed our annual impairment test in the fourth quarter of 2008. As a result of a further decline in the macroeconomic factors that drive our business and in the valuation surplus in one of our reporting units, we recorded an additional $36.4 million pre-tax impairment charge for our Florida reporting unit. We have no further goodwill value on the balance sheet for our Ohio and Florida reporting units.

The process of evaluating goodwill for impairment involves the determination of fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates resulting in further impairment of goodwill.

In performing our impairment analysis, we developed a range of fair values for our reporting units using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues, gross margins and operating margins, which vary among reporting units. Significant assumptions used in our financial projections include housing starts, lumber commodity prices, and market share gains.

In 2007 and 2006, we recorded $10.6 million and $6.8 million, respectively in goodwill impairments for our New Jersey operations which are now included in loss from discontinued operations, net of tax as discussed in Note 5.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets

The following table presents intangible assets as of December 31:

	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)

Customer relationships	$3,458	$(627)	$9,554	$(1,491)
Non-compete agreements	2,537	(1,328)	4,432	(1,927)

Total intangible assets	$5,995	$(1,955)	$13,986	$(3,418)

During 2008, we had two non-compete agreements expire. Additionally, due to the continued decline in the macroeconomic conditions that face our industry, we recorded a $4.4 million charge to fully impair customer relationship intangibles as their carrying values are not expected to be recovered from future cash flows. In addition to non-compete agreements arising from acquisitions, the company entered into a non-compete agreement with a former employee during 2007. This agreement was valued at $1.1 million and a portion was recorded as additional paid-in capital due to the related stock grants. During the years ended December 31, 2008, 2007 and 2006, we recorded amortization expense in relation to the above-listed intangible assets of $2.1 million, $2.2 million, and $1.3 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2009	$1,292
2010	548
2011	542
2012	449
2013	381

8.	Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2008	2007
	(In thousands)

Accrued payroll and other employee related expenses	$8,217	$16,333
Accrued taxes	7,388	8,594
Insurance self-retention reserves	9,591	12,138
Accrued interest	2,435	3,063
Advances from customers	1,569	1,739
Facility closure reserves	3,270	309
Other	5,324	5,450

Total accrued liabilities	$37,794	$47,626

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Long-Term Debt

Long-term debt consisted of the following at December 31:

	2008	2007
	(In thousands)

Revolving credit facility	$40,000	$—
Floating rate notes	275,000	275,000
Other long-term debt	4,226	4,266

	319,226	279,266
Less: current portion of long-term debt	44	40

Total long-term debt, net of current maturities	$319,182	$279,226

2007 Senior Secured Credit Agreement

In 2007, we entered into a $350 million revolving credit facility (the “2007 Agreement”) with a consortium of banks. The available borrowing capacity, or borrowing base, under the $350 million revolving credit line is derived primarily from a percentage of our eligible accounts receivable and inventory, as defined by the agreement. Subsequent to year-end, we reduced the 2007 Agreement from $350 million to $250 million as allowed by the 2007 Agreement. We do not anticipate that our borrowing base will support borrowings in excess of $250 million at any point during the remaining life of the credit facility. This reduction will allow us to reduce our interest expense related to commitment fees. In the first quarter of 2009, we will expense approximately $1.2 million of deferred financing costs related to this reduction.

Interest rates under the 2007 Agreement are based on a base rate plus an applicable margin. The base rate is the larger of the rate determined by the administrative agent (typically their prime rate) or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.425%, is charged on the unused amount of the revolver based on a quarterly average excess availability. The weighted-average interest rate at December 31, 2008 for borrowings outstanding under the 2007 Agreement was 3.75%. At December 31, 2008, we had outstanding letters of credit of approximately $16.6 million.

Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the $35 million liquidity covenant at December 31, 2008 was zero due to a drop in our eligible borrowing base coupled with lower seasonal advance rates set forth under the credit agreement. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. Approximately $12.8 million of cash on hand at December 31, 2008 supported a short-fall in the calculation of the $35 million minimum liquidity covenant. Absent the use of cash in the calculation, we would have been forced to repay $12.8 million in borrowings to comply with the covenant. If the $35 million minimum liquidity covenant was triggered in 2008, we would not have met the fixed charge coverage ratio. Based on our 2009 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we would not fall below the $35 million minimum liquidity covenant in 2009; therefore, we would not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.

The 2007 Agreement is scheduled to mature five years from the execution of the agreement and replaced a long-term revolver and a pre-funded letter of credit facility. Included in interest expense for the year ended December 31, 2007, was a $1.6 million write-off of deferred financing fees related to the cancelled long-term revolver and pre-funded letter of credit facility. We capitalized $4.8 million in deferred loan costs related to the 2007

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement which are being amortized over the term of the 2007 Agreement. Additionally, the remaining $0.7 million of unamortized deferred financing costs related to the 2005 Senior Secured Credit Agreement were included as a component of other assets, net and are being amortized over the term of the 2007 Agreement.

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

The notes are jointly and severally guaranteed by all of the company’s subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on substantially all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and substantially all of our subsidiaries. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments.

In 2005, we entered into two interest rate swap agreements in order to obtain a fixed rate with respect to $200.0 million of our outstanding floating rate debt and thereby reduce our exposure to interest rate volatility. In April 2005, we entered into an interest rate swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.37%, including applicable margin. The interest rate swap agreement was for three years starting July 1, 2005 whereby we paid a fixed rate of 4.12% and received a variable rate at 90 day LIBOR. In June 2005, we entered into another interest rate swap agreement to fix $100.0 million of our outstanding floating rate notes at an effective interest rate of 8.27%, including applicable margin. The interest rate swap agreement was for three years starting June 10, 2005 whereby we paid a fixed rate of 4.02% and received a variable rate at 90 day LIBOR. Both swap agreements were set to expire in May 2008.

In January 2008, we cancelled the interest rate swap agreement that started July 1, 2005. The settlement fees related to the cancellation of this interest rate swap agreement were minimal. In the first quarter of 2008, we entered into three new interest rate swap agreements with notional amounts of $100.0 million, $50.0 million and

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$50.0 million, respectively, to replace the swap agreements that were to expire in 2008. The swap agreements are three year swaps that fix $200.0 million of our outstanding floating rate notes at a weighted average interest rate of 7.41%, including an applicable margin. We are paying a fixed rate of 3.25%, 3.17% and 2.99%, respectively, on the swaps and receive a variable rate at 90 day LIBOR. The swaps were effective on May 15, 2008. The swaps are designated and qualify as fully effective cash flow hedges. All changes in fair value are recorded in accumulated other comprehensive (loss) income and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. The weighted-average interest rate at December 31, 2008 for the floating rate notes was 7.14%, including the effect of interest rate swap agreements.

Fair Value

On January 1, 2008, we partially adopted the provisions of SFAS 157 for financial assets and liabilities. SFAS 157 became effective for financial assets and liabilities on January 1, 2008. On January 1, 2009, we will apply the provisions of SFAS 157 for non-recurring fair value measurements of non-financial assets and liabilities, such as goodwill, intangible assets, and property, plant and equipment. SFAS 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations.

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

The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

		Fair Value
	Carrying Value	Measurement as of
	as of December 31,	December 31,
	2008	2008

Long-term interest rate swaps (included in Other long-term liabilities)	$7,667	$7,667

We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at December 31, 2008 based on the most recent trade price was approximately $83.9 million. The carrying value of amounts outstanding under the revolving credit facility approximate fair value.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Future maturities of long-term debt as of December 31, 2008 were as follows (in thousands):

Year ending December 31,
2009	$44
2010	48
2011	52
2012	315,057
2013	63
Thereafter	3,962

Total long-term debt (including current portion)	$319,226

10.	Employee Stock-Based Compensation

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 2.5 million, subject to adjustment as provided by the 2007 Plan. No more than 2.5 million shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2007 Plan, and no more than 1.25 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). As of December 31, 2008, 2.0 million shares were available for issuance under the 2007 Plan, 1.1 million of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan

Under its 2005 Equity Incentive Plan (“2005 Plan”), we are authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or SARs granted under the 2005 Plan, and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Plan generally vest ratably over a three-year period. As of December 31, 2008, 728,000 shares were available for issuance under the 2005 Plan, 539,000 of which may be made subject to stock-based awards other than options or SARs.

1998 Stock Incentive Plan

Under the Builders FirstSource, Inc. 1998 Stock Incentive Plan, we were authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorized the sale of common stock on terms determined by our board of directors.

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

On April 23, 2008, we filed a Tender Offer Statement on Schedule TO (the “Exchange Offer”) with the Securities and Exchange Commission. The Exchange Offer was an offer by us to certain optionholders to exchange their outstanding stock option grants, whether vested or unvested, to purchase shares of our common stock, par value $0.01 per share, granted under the 2005 Plan with an exercise price per share greater than or equal to $17.90 for new option grants to be granted under the 2005 Plan. The Exchange Offer was made to employees who, as of the date the Exchange Offer commenced, were actively employed by us and held eligible option grants. The Exchange Offer was approved by our shareholders at our annual meeting on May 22, 2008. We accepted for cancellation, eligible option grants to purchase an aggregate of 943,200 shares of our common stock, representing 100% of the total shares of common stock underlying options eligible for exchange in the Exchange Offer on May 22, 2008, the expiration date of the Exchange Offer. Contemporaneous with the cancellation, our board of directors granted an equivalent number of stock options to the eligible employees on May 22, 2008 with an exercise price of $7.15, which was the closing price of our common stock on that date.

The exchange of original options for new option grants was treated as a modification of the original options in accordance with SFAS No. 123 (revised 2004) Share-Based Payment. The remaining unamortized stock compensation expense related to the original options will continue to be amortized over the original vesting period related to those options. The compensation expense for the incremental difference between the fair value of the new options and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the new option grants which vest ratably over a term of approximately three years. We estimate the incremental stock-based compensation expense related to the modification, net of estimated forfeitures, will be approximately $2.1 million, of which $0.6 million was expensed in the year ended December 31, 2008.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(In thousands)			(In thousands)

Outstanding at December 31, 2007	2,975	$8.72
Granted	1,374	$7.01
Exercised	(447)	$2.94
Forfeited	(106)	$10.01
Cancelled	(943)	$20.24

Outstanding at December 31, 2008	2,853	$4.94	6.3	$—

Exercisable at December 31, 2008	1,515	$3.15	3.7	$—

The outstanding options at December 31, 2008, include options to purchase 414,000 shares granted under the 2007 Plan, 910,000 shares granted under the 2005 Plan and 1,529,000 shares under the 1998 Plan. As of December 31, 2008, no shares were exercisable under the 2007 Plan and 2005 Plan and 1,515,000 shares were exercisable under the 1998 Plan. The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $2.75 (excluding options re-granted in the Exchange Offer), $6.50 and $9.99 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $1.5 million, $6.9 million and $27.1 million, respectively. We realized zero, $2.6 million and $7.0 million in tax benefits for stock options exercised during the years ended December 31, 2008, 2007, and 2006, respectively. All eligible options excluding options valued under the minimum value method that vested in 2008 were cancelled and re-granted pursuant to the Exchange Offer.

Outstanding and exercisable stock options at December 31, 2008 were as follows (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price

$3.15	1,529	$3.15	3.6	1,515	$3.15
$6.70 - $7.15	1,324	$7.01	9.3	—	$—

$3.15 - $7.15	2,853	$4.94	6.3	1,515	$3.15

The following table summarizes restricted stock activity for the year ended December 31, 2008 (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value

Nonvested at December 31, 2007	589	$17.96
Granted	58	$5.62
Vested	(244)	$19.86
Forfeited	(14)	$20.94

Nonvested at December 31, 2008	389	$14.84

As of December 31, 2008, there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our results of operations included stock compensation expense of $8.5 million ($8.5 million net of taxes) and $7.0 million ($4.3 million net of taxes), and $4.1 million ($2.6 million net of taxes) for the years ended December 31, 2008, 2007 and 2006, respectively.

11.	Facility Closure Costs

During 2008, we developed and executed a plan to close seven facilities located in Indiana, Ohio, North Carolina, Georgia and Texas. The facility closures were primarily due to the continued decline in economic conditions that affected these locations as well as the consolidation of locations in certain markets in an attempt to reduce operating costs. In conjunction with this plan, we began disposing of assets, and severing employees. We sold owned real estate related to closed facilities for approximately $0.9 million resulting in an immaterial loss on the sale. We completed the exit plan prior to December 31, 2008. During 2008, we recognized approximately $5.0 million in expense related to closed facilities of which $4.8 million was included in facility closure costs and $0.2 million was included in interest expense, net in the accompanying consolidated statement of operations.

During 2007, we developed and executed a plan to close a facility in South Carolina and sell land in Florida and South Carolina. In conjunction with this plan, we began pursuing the sale of real estate and disposal of assets. We recorded an impairment charge of approximately $0.4 million to adjust the carrying value of the real estate to its estimated value, less reasonable direct selling costs. At December 31, 2007, we classified the carrying value of the real estate and related assets of $2.7 million as held for sale, which was included as a component of other assets, net in the accompanying consolidated balance sheets. During 2008, we sold real estate related to the closed facility in South Carolina for approximately $1.2 million resulting in an immaterial gain on the sale. We also recorded an additional $0.4 million impairment charge to adjust the carrying value of the remaining land to its estimated fair value.

An analysis of our facility closure reserves for the periods reflected is as follows:

	2006	Additions	Payments	2007	Additions	Payments	2008
	(In thousands)

Facility and other exit costs, net of estimated sub-lease rental income	$2,503	$342	$(723)	$2,122	$4,511	$(1,099)	$5,534
Employee severance and termination benefits	—	12	(12)	—	493	(342)	151

Total facility closure reserve	$2,503	$354	$(735)	$2,122	$5,004	$(1,441)	$5,685

The facility and other exit cost reserves of $5.7 million at December 31, 2008, of which $4.3 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The components of income tax (benefit) expense were as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Current:
Federal	$(36,724)	$(2,657)	$39,709
State	(851)	259	4,124

	(37,575)	(2,398)	43,833

Deferred:
Federal	19,203	(5,918)	341
State	(498)	(3,768)	23

	18,705	(9,686)	364

Income tax (benefit) expense	$(18,870)	$(12,084)	$44,197

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2008	2007
	(In thousands)

Deferred tax assets related to:
Accrued expenses	$350	$1,498
Insurance reserves	4,999	5,481
Facility closure reserves	3,592	822
Stock-based compensation expense	4,061	3,043
Accounts receivable	2,024	1,933
Inventories	2,000	3,873
Operating loss and credit carryforwards	20,509	11,665
Interest rate swap agreements	3,038	—
Goodwill	10,215	—
Property, plant and equipment	3,785	1,637
Other	374	750

	54,947	30,702

Valuation allowance	(51,056)	(9,970)

Total deferred tax assets	3,891	20,732

Deferred tax liabilities related to:
Prepaid expenses	1,447	—
Goodwill	5,733	4,247
Interest rate swap agreements	—	241

Total deferred tax liabilities	7,180	4,488

Net deferred tax asset	$(3,289)	$16,244

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the company’s effective rate is provided below for the years ended December 31:

	2008	2007	2006

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	2.7%	5.3%	2.0%
Effect of changes in tax law	—%	5.3%	—%
Valuation allowance	(23.6)%	—%	—%
Non-deductible goodwill impairment	(1.9)%	—%	—%
Other	0.3%	(0.8)%	0.9%

	12.5%	44.8%	37.9%

We have $294.2 million of state operating loss carryforwards and $2.9 million of state tax credit carryforwards expiring at various dates through 2029. We also have $19.1 million of federal net operating loss carryforwards that will expire in 2029. The federal and state operating loss carryforwards include approximately $1.5 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2008. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax assets related to these loss carryforwards by approximately $1.4 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to the income tax benefit.

We have generated significant deferred tax assets partially due to various goodwill and other long-lived asset impairments that we recorded. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. According to SFAS 109, cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling approximately $41.2 million against primarily all of our net deferred tax assets of which $35.5 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income, and $2.7 million related to our discontinued operations. We also utilized $0.1 million of valuation allowance against our deferred tax assets. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.

The deferred tax assets for which there is no valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through the generation of sufficient taxable income. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FIN 48 did not have a significant impact on our financial position or results of operations. As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $0.1 million in 2008 and $0.3 million in 2007. We also reduced interest and penalties $0.5 million in 2008 and $0.1 million in 2007 due to settlements with taxing authorities and the lapse of applicable statutes of limitations. We had a total of $0.3 million and $0.7 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2008 and 2007, respectively.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2008	2007
	(In thousands)

Balance at January 1,	$2,347	$2,364
Tax positions taken in prior periods:
Gross increases	26	321
Gross decreases	(63)	(507)
Tax positions taken in current period:
Gross increases	111	250
Additions for tax positions acquired in business combinations	—	161
Settlements with taxing authorities	(705)	(16)
Lapse of applicable statute of limitations	(425)	(226)

Balance at December 31,	$1,291	$2,347

If our uncertain tax positions were recognized, a benefit of $0.8 million, net of any U.S. Federal tax benefit, would affect our effective income tax rate. We currently estimate that our unrecognized tax benefits will decrease by approximately $0.2 million during the next twelve months due to the resolution of certain examination procedures and the expiration of statutes of limitations.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. The Company reports in 13 states with various years open to examination.

13.	Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Employees of the Company are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match 50 cents of each pre-tax dollar contributed by participating employees, up to 6% of employees’ contributions and subject to IRS limitations. The Company’s matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $2.5 million, $3.1 million and $3.6 million in 2008, 2007 and 2006, respectively, for contributions to the plan.

In light of the difficult macroeconomic conditions that affect us, we announced that in 2009 our match will be reduced to 25 cents of each pre-tax dollar contributed by participating employees, up to 6% of employees’ contributions and subject to IRS limitations.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with terms ranging from one to 20 years and generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $36.7 million, $38.1 million and $36.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $7.8 million as of December 31, 2008. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)

Year ending December 31,
2009	$1,347	$34,138
2010	1,024	27,496
2011	756	20,861
2012	756	14,531
2013	499	12,548
Thereafter	227	36,091

	$4,609	$145,665

*	Includes related party future minimum commitments for noncancelable operating leases.

We have outstanding letters of credit totaling $16.6 million that principally support our self-retention insurance programs.

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales by product category were as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Prefabricated components	$204,671	$316,254	$443,260
Windows & doors	255,949	358,895	461,087
Lumber & lumber sheet goods	247,569	405,991	688,534
Millwork	107,612	151,802	199,145
Other building products & services	218,723	297,585	364,213

Total sales	$1,034,524	$1,530,527	$2,156,239

16.	Related Party Transactions

An affiliate of JLL Partners, Inc. is a principal beneficial owner of PGT, Inc. Mr. Sherman serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $2.8 million, $2.7 million and $4.9 million in 2008, 2007 and 2006, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.2 million and $0.2 million as of December 31, 2008 and 2007, respectively.

In 2008, 2007 and 2006, we paid approximately $1.4 million, $1.3 million and $1.1 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.

17.	Concentrations

We maintain cash at financial institutions in excess of federally insured limits. Accounts receivable potentially expose us to concentrations of credit risk. We provide credit in the normal course of business to customers in the residential construction industry. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses. Because customers are dispersed among our various markets, our credit risk to any one customer or state economy is not significant.

Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2008, our top 10 customers accounted for approximately 19% of our sales, and no single customer accounted for more than 5% of sales.

We source products from a large number of suppliers. No materials purchases from any single supplier represented more than 9% of our total materials purchases in 2008.

18.	Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)

Cash payments for interest	$24,011	$28,780	$27,923
Cash (refunds) payments for income taxes	(15,169)	1,168	49,754

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2008 and 2007 (in thousands, except per share amounts):

	2008
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter

Net sales	$259,873	$295,268		$278,044		$201,339
Gross margin	58,016	63,741		58,431		42,964
Loss from continuing operations	(15,273)	(45,535	)(1)	(18,328	)(2)	(52,654	)(3)
Loss from discontinued operations, net of tax	(573)	(378)		(528)		(6,225	)(4)
Net loss	(15,846)	(45,913)		(18,856)		(58,879)
Basic and diluted net loss per share
Loss from continuing operations	$(0.43)	$(1.28	)(1)	$(0.51	)(2)	$(1.47	)(3)
Loss from discontinued operations	(0.02)	(0.01)		(0.02)		(0.18	)(4)

Net loss	$(0.45)	$(1.29)		$(0.53)		$(1.65)

	2007
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

Net sales	$395,951	$445,816	$398,566		$290,194
Gross margin	101,012	112,372	96,296		66,766
Income (loss) from continuing operations	511	8,623	(7,082	)(5)	(16,940	)(6)
Loss from discontinued operations, net of tax	(279)	(228)	(4,930	)(7)	(3,427	)(8)
Net income (loss)	232	8,395	(12,012)		(20,367)
Basic net income (loss) per share
Income (loss) from continuing operations	$0.02	$0.25	$(0.20	)(5)	$(0.48	)(6)
Loss from discontinued operations	(0.01)	(0.01)	(0.14	)(7)	(0.10	)(8)

Net income (loss)	$0.01	$0.24	$(0.34)		$(0.58)

Diluted net income (loss) per share
Income (loss) from continuing operations	$0.02	$0.24	$(0.20	)(5)	$(0.48	)(6)
Loss from discontinued operations	(0.01)	(0.01)	(0.14	)(7)	(0.10	)(8)

Net income (loss)	$0.01	$0.23	$(0.34)		$(0.58)

(1)	Includes goodwill impairment of $7.5 million as discussed in Note 6, asset impairment charges of $2.3 million as discussed in Note 2, other intangible asset impairment charges of $4.4 million as discussed in Note 7, and a valuation allowance of $24.1 million as discussed in Note 12.

(2)	Includes facility closure costs of $4.3 million as discussed in Note 11 and a valuation allowance of $3.2 million as discussed in Note 12.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Includes goodwill impairment of $36.4 million as discussed in Note 6, asset impairment charge of $0.4 million as discussed in Note 2, facility closures costs of $0.5 million as discussed in Note 11, and a valuation allowance of $8.2 million as discussed in Note 12.

(4)	Includes facility closure costs of $3.7 million as discussed in Note 5 and a valuation allowance of $2.7 million as discussed in Note 12.

(5)	Includes goodwill impairment of $11.9 million as discussed in Note 6.

(6)	Includes goodwill impairment of $5.0 million as discussed in Note 6, $1.6 million write-off of deferred financing fees as discussed in Note 9, and includes an asset impairment charge of $0.4 million.

(7)	Includes goodwill impairment of $6.9 million as discussed in Note 5.

(8)	Includes goodwill impairment of $3.7 million and asset impairment charges of $0.7 million as discussed in Note 5.

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

Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2008, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in

Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2009 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees — Director Nomination Process,” “Information Regarding the Board and Its Committees — Audit Committee,” “Corporate Governance — Code of Business Conduct and Ethics,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

Code of Business Conduct and Ethics

Builders FirstSource, Inc. and its subsidiaries endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our board of directors has approved a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. Our Code of Business Conduct and Ethics is administered by a Compliance Committee made up of representatives from our legal, human resources, finance and internal audit departments.

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

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2009 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 22, 2009 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2009 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2009 under the caption “Proposal 2 — Ratification of Selection of Auditors — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) See the index to consolidated financial statements and schedule provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Indenture Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.1	Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on December 20, 2007, File Number 0-51357)

10.2*	Amendment No. 1 to Loan and Security Agreement, dated March 3, 2008, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent

10.3	Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.4	Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, inc., the other Pledgors listed on the signature pages thereof, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.5	Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number	Description

10.6+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.7+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.8+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.9+	Builders FirstSource, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

10.10*+	Amendment to Builders FirstSource, Inc. Management Incentive Plan, dated October 29, 2008

10.11+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.12*+	Amendment to Builders FirstSource, Inc. 2005 Equity Incentive Plan, dated October 29, 2008

10.13+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

10.14+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

10.15+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.16+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.17+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.18+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 9, 2007, File Number 0-51357)

10.19*+	Amendment to Builders FirstSource, Inc. 2007 Incentive Plan, dated October 29, 2008

10.20+	2007 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement for Consultants (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

Exhibit
Number	Description

10.21+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended march 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.22+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008 File Number 0-51357)

10.23+	Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)

10.24+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.25+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.26+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.27*+	Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman

10.28+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2,2005, File Number 0-51357)

10.29*+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Charles L. Horn

10.30+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on March 5, 2008, File Number 0-51357)

10.31*+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly

10.32+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.33*+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan

14.1	Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

Exhibit
Number	Description

14.2	Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on March 5, 2008, File Number 0-51357)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included as part of Signature Page)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement

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

February 27, 2009
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

Signature	Title	Date

/s/ FLOYD F. SHERMAN Floyd F. Sherman	President and Chief Executive Officer (Principal Executive Officer and Director)	February 27, 2009

/s/ CHARLES L. HORN Charles L. Horn	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ M. CHAD CROW M. Chad Crow	Vice President and Controller (Principal Accounting Officer)	February 27, 2009

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	February 27, 2009

/s/ DAVID A. BARR David A. Barr	Director	February 27, 2009

/s/ CLEVELAND A. CHRISTOPHE Cleveland A. Christophe	Director	February 27, 2009

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	February 27, 2009

/s/ MICHAEL GRAFF Michael Graff	Director	February 27, 2009

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	February 27, 2009

Signature	Title	Date

/s/ KEVIN J. KRUSE Kevin J. Kruse	Director	February 27, 2009

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	February 27, 2009

/s/ CRAIG A. STEINKE Craig A. Steinke	Director	February 27, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Indenture dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.1	Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on December 20, 2007, File Number 0-51357)

10.2*	Amendment No. 1 to Loan and Security Agreement, dated March 3, 2008, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent

10.3	Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors from time to time party hereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.4	Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, inc., the other Pledgors listed on the signature pages thereof, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on march 5, 2008, File Number 0-51357)

10.5	Pledge and Security Agreement, dated as of February 11, 2005, by Builders FirstSource, Inc., the Guarantors party thereto, and UBS AG, Stamford Branch, as Collateral Trustee (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number	Description

10.6+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.7+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.8+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.9+	Builders FirstSource, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

10.10*+	Amendment to Builders FirstSource, Inc. Management Incentive Plan, dated October 29, 2008

10.11+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.12*+	Amendment to Builders FirstSource, Inc. 2005 Equity Incentive Plan, dated October 29, 2008

10.13+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

10.14+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

10.15+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.16+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.17+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.18+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 9, 2007, File Number 0-51357)

10.19*+	Amendment to Builders FirstSource, Inc. 2007 Incentive Plan, dated October 29, 2008

10.20+	2007 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement for Consultants (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

Exhibit
Number	Description

10.21+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended march 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.22+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008 File Number 0-51357)

10.23+	Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)

10.24+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.25+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.26+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.27*+	Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman

10.28+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Charles L. Horn (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2,2005, File Number 0-51357)

10.29*+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Charles L. Horn

10.30+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on March 5, 2008, File Number 0-51357)

10.31*+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly

10.32+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.33*+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan

14.1	Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

Exhibit
Number	Description

14.2	Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on March 5, 2008, File Number 0-51357)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included as part of Signature Page)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Charles L. Horn as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Charles L. Horn, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement