Form 10-Q
period 2009-03-31
Builders FirstSource, Inc.
filed 2009-04-29
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐ *Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 28, 2009 was 36,055,720.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except per share amounts)
Sales	$163,799	$259,873
Cost of sales	129,626	201,857

Gross margin	34,173	58,016
Selling, general and administrative expenses	54,398	76,212
Facility closure costs	560	95

Loss from operations	(20,785)	(18,291)
Interest expense, net	7,541	6,470

Loss from continuing operations before income taxes	(28,326)	(24,761)
Income tax expense (benefit)	2,114	(9,488)

Loss from continuing operations	(30,440)	(15,273)
Loss from discontinued operations (net of income tax benefit of $0 in 2009 and $306 in 2008)	(138)	(573)

Net loss	$(30,578)	$(15,846)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.85)	$(0.43)
Loss from discontinued operations	(0.00)	(0.02)

Net loss	$(0.85)	$(0.45)

Weighted average common shares outstanding:
Basic and diluted	35,802	35,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$102,550	$106,891
Trade accounts receivable, less allowances of $6,749 and $6,194 at March 31, 2009 and December 31, 2008, respectively	75,463	84,984
Other receivables	36,773	41,516
Inventories	63,835	68,868
Other current assets	6,105	8,358

Total current assets	284,726	310,617
Property, plant and equipment, net	77,213	80,374
Goodwill	111,193	111,193
Other assets, net	16,716	18,956

Total assets	$489,848	$521,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,234	$35,414
Accrued liabilities	28,313	37,794
Current maturities of long-term debt	45	44

Total current liabilities	71,592	73,252
Long-term debt, net of current maturities	319,171	319,182
Other long-term liabilities	25,960	26,232

Total liabilities	416,723	418,666
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,066 and 36,128 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	359	357
Additional paid-in capital	147,960	146,650
Accumulated deficit	(67,697)	(37,119)
Accumulated other comprehensive loss	(7,497)	(7,414)

Total stockholders’ equity	73,125	102,474

Total liabilities and stockholders’ equity	$489,848	$521,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(30,578)	$(15,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,905	5,853
Amortization of deferred loan costs	1,875	703
Bad debt expense	1,176	301
Net non-cash (income) expense from discontinued operations	(78)	250
Stock compensation expense	1,438	2,107
Deferred income taxes	103	(137)
Net gain on sales of assets	(332)	(395)
Changes in assets and liabilities:
Receivables	13,088	(3,695)
Inventories	5,033	(681)
Other current assets	2,254	1,953
Other assets and liabilities	(458)	(745)
Accounts payable	7,820	5,461
Accrued liabilities	(9,481)	(11,218)

Net cash used in operating activities	(3,235)	(16,089)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,670)	(1,246)
Proceeds from sale of property, plant and equipment	700	577

Net cash used in investing activities	(970)	(669)

Cash flows from financing activities:
Payments on long-term debt	(10)	(9)
Deferred loan costs	—	(245)
Exercise of stock options	—	1,662
Repurchase of common stock	(126)	(399)

Net cash (used in) provided by financing activities	(136)	1,009

Net decrease in cash and cash equivalents	(4,341)	(15,749)
Cash and cash equivalents at beginning of period	106,891	97,574

Cash and cash equivalents at end of period	$102,550	$81,825

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
     The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2008 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2008 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.
2. Net Loss per Common Share
     Net loss per common share (“EPS”) is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average shares for basic EPS	35,802	35,460
Dilutive effect of stock awards and options	—	—

Weighted average shares for diluted EPS	35,802	35,460

     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities under SFAS No. 128 and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 171,000 and 394,000 restricted stock shares excluded from the computations of basic EPS for the three months ended March 31, 2009 and 2008, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 2.8 million and 3.0 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2009 and 2008, respectively, because their effect was anti-dilutive.

3. Receivables
     Trade accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Trade receivables	$82,212	$91,178
Less: allowance for returns and doubtful accounts	6,749	6,194

Trade accounts receivable, net	$75,463	$84,984

     Other receivables consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Income tax receivables	$33,197	$35,268
Other	3,576	6,248

Other receivables	$36,773	$41,516

4. Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Revolving credit facility	$40,000	$40,000
Floating rate notes	275,000	275,000
Other	4,216	4,226

	319,216	319,226
Less: current portion of long-term debt	45	44

Total long-term debt, net of current maturities	$319,171	$319,182

     During the current quarter, we reduced the borrowing capacity under our 2007 Senior Secured Credit Agreement (the “2007 Agreement”) from $350 million to $250 million. We do not anticipate that our borrowing base will support borrowings in excess of $250 million at any point during the remaining life of this credit facility. This reduction will allow us to reduce our interest expense related to commitment fees. We expensed approximately $1.2 million of deferred financing costs related to this reduction during the current quarter.
     Loans under the 2007 Agreement are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the $35 million liquidity covenant at March 31, 2009 was zero due to a drop in our eligible borrowing base. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. Approximately $19.1 million of cash on hand at March 31, 2009 supported a short-fall in the calculation of the $35 million minimum liquidity covenant. Absent the use of cash in the calculation, we would have been forced to repay $19.1 million in borrowings to comply with the covenant. Based on our 2009 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2009 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
     In the first quarter of 2008, we entered into three interest rate swap agreements with notional amounts of $100.0 million, $50.0 million, and $50.0 million, respectively. The swap agreements are three year swaps that fix $200.0 million of our outstanding floating rate notes at a weighted average interest rate of 7.41%, including an applicable margin. We are paying a fixed rate at 3.25%, 3.17% and 2.99%, respectively, on the swaps and receive a variable rate at 90 day LIBOR. The swaps commenced May 15, 2008.

     We utilize interest rate swaps in order to mitigate a portion of the interest rate risk that we are exposed to in the normal course of business on our floating rate notes. Our three swaps are designated and qualify as fully effective cash flow hedges. All changes in fair value are recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. Based on interest rates in effect on the interest rate swaps at the end of the quarter, we expect to reclassify approximately $3.9 million of losses into interest expense within the next twelve months. The table below presents the effect of our interest rate swap derivatives on the condensed consolidated statements of operations for the three months ended March 31:

Derivatives				Amount of Loss
Designated as	Amount of Loss			Reclassified from OCI
Hedging	Recognized in OCI*		Location of Loss Reclassified	Into Income*
Instruments	2009	2008	from OCI into Income	2009	2008
Interest rate swaps	$(808)	$(2,005)	Interest expense, net	$(725)	$(4)

*	Net of tax
     When our interest rate swap agreements are in a net asset position, we are exposed to credit losses in the event of non-performance by counterparties. The amount of such credit exposure is limited to the unrealized gains on our swaps. We have not experienced any credit loss as a result of counterparty nonperformance in the past. To manage credit risks, we generally select counterparties who are part of our banking syndicate and settle on a net basis. We perform a quarterly assessment of our counterparty credit risk, including a review of credit ratings, credit default swap rates, and potential nonperformance of the counterparty. Since the counterparty is part of the bank syndicate, we also would have the ability to net amounts owed to us against any outstanding borrowings under the 2007 Agreement, thereby reducing the credit risk.
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At March 31, 2009, the reserve for the swaps is $8.8 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
     SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations of financial assets and liabilities and increases disclosures surrounding these calculations. The three levels of inputs are defined as follows:

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

     The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of March 31,	Measurement as of	As of December 31,	Measurement as of
	2009	March 31, 2009	2008	December 31, 2008
Interest rate swaps (included in Other long-term liabilities)	$7,957	$7,957	$7,667	$7,667

     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at March 31, 2009 based on recent trading was approximately $55.0 million. The carrying value of amounts outstanding under the 2007 Agreement approximates fair value.
5. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(30,578)	$(15,846)
Other comprehensive loss — change in fair value of interest rate swap agreements, net of related tax effect	(83)	(2,001)

Total comprehensive loss	$(30,661)	$(17,847)

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
7. Facility Closure Costs
     During the first quarter of 2009, we developed a plan to close a distribution facility in Maryland and an administrative facility in South Carolina. The exit plan is expected to be completed in the second quarter of 2009. During the first quarter of 2009, we recognized $0.6 million in facility closure costs which are primarily related to future minimum lease obligations on these vacated facilities, net of estimated sub-rental lease income. Facility closure reserves were approximately $5.6 million at March 31, 2009, of which $4.1 million was classified as other long-term liabilities.
8. Income Taxes
     In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three months ended March 31, 2009, we recorded additional valuation allowance of $12.9 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. We did not record a similar valuation allowance in the three months ended March 31, 2008.

     To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance is recorded, our effective tax rate may decrease as the valuation allowance is reversed. However, to the extent we generate future operating losses, we would be required to increase the valuation allowance on our net deferred tax assets and our income tax expense will be adversely affected.
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
     Sales by product category for the three month periods ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Prefabricated components	$29,829	$51,532
Windows & doors	40,662	66,879
Lumber & lumber sheet goods	39,979	61,219
Millwork	17,178	27,955
Other building products & services	36,151	52,288

Total sales	$163,799	$259,873

11. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of SFAS 157 on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R was effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.
     In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company adopted the provisions of SFAS 161 effective January 1, 2009. See Note 4 to the condensed consolidated financial statements for the Company’s disclosures about its derivative instruments and hedging activities.

     In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-06-1). According to FSP EITF 03-06-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. This pronouncement, which we adopted January 1, 2009, requires retrospective application. The application of FSP EITF 03-06-1 did not have a material impact on the computation of our EPS as discussed in Note 2 to the condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We will comply with these disclosure requirements subsequent to this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
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
     We group our building products into five product categories:
•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.

     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience increasing pressure on our margins. The decline in housing starts continues to be widespread and we expect this trend to continue through 2009 and possibly beyond. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to accelerate during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, fell 47.0% during the three months ended March 31, 2009 compared to the same period of the prior year, slightly better than the overall decline in housing activity in the United States. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we will continue to expand our custom homebuilder base, but this growth may be limited by our tight credit standards.

•	Expand into Multi-Family and Light Commercial Business. We have, and will continue to, diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy worsened and the economy fell into a recession. The credit markets and financial services industry have recently experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. Although Congress and applicable regulatory authorities have enacted legislation and implemented policies and plans designed to free up the credit markets, it is unclear as to whether these actions have been effective to date or will be effective in the future. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely there will be further damage to an already weak housing industry until conditions substantially improve.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
CURRENT OPERATING CONDITIONS AND OUTLOOK
     The housing industry experienced further declines in the first quarter of 2009. The annualized rate for single-family housings starts at March 31, 2009 was 358,000, down almost 50% from 711,000 one year ago. For the quarter, actual single-family housing starts were 78,200, down from 161,900 last year, a 52% decline. We felt the impact of these difficult conditions on our first quarter results although we were able to limit the impact through execution of our strategy. Our strategy principally consisted of growing market share, implementing cost containment programs which included reducing physical capacity and adjusting staffing levels, prudently managing credit and, most importantly, conserving cash. Overall, we feel these efforts were successful. We estimate that market share gains contributed 17% sales growth during the quarter, partially offsetting the impact of declining housing starts on our sales. We lowered our average full-time equivalent headcount by over 1,900 from the first quarter of 2008, a decrease of 38%. The reductions in payroll costs coupled with other cost reductions allowed us to reduce our selling, general and administrative expenses by 29% compared to the first quarter of 2008. Because of these measures and others, our net cash used during the quarter was only $4.3 million. We believe these efforts will not only benefit us in the short-term but will allow us to be a more efficient organization in the long-term.
     We expect these difficult conditions to continue throughout 2009. We believe our strategy remains relevant in these conditions and allows us to focus on conserving cash while maintaining a viable operating platform. We have aggressively but prudently cut costs during this downturn, and these efforts will continue in 2009. In addition, we believe we can continue to offset declining sales through market share gains by expanding our presence in the light commercial and multi-family segments, as well as increasing penetration with our top customers. Finally, we will continue to focus on working capital, to diligently control credit to our customers and also work with our vendors to improve our payment terms and pricing on our products. We ended the quarter with over $102 million in cash, of which $83.5 million was available for operations. In addition, we received $31.8 million in federal income tax refunds subsequent to quarter-end, and are expecting an additional $1.0 to 1.5 million in state income tax refunds to be received later in 2009. The continued execution of our strategy coupled with our available cash and income tax refunds should provide adequate liquidity to weather this unprecedented downturn into 2010.
     We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom, but we believe our market leadership, financial strength and industry-leading scale afford us the ability to manage through the downturn. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve
RECENT DEVELOPMENTS
None

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
RESULTS OF OPERATIONS
     The following table sets forth, for the three months ended March 31, 2009 and 2008, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended
	March 31,
	2009	2008
Sales	100.0%	100.0%
Cost of sales	79.1%	77.7%

Gross margin	20.9%	22.3%
Selling, general and administrative expenses	33.2%	29.3%
Facility closure costs	0.3%	0.0%

Loss from operations	(12.6)%	(7.0)%
Interest expense, net	4.7%	2.6%
Income tax expense (benefit)	1.3%	(3.7)%

Loss from continuing operations	(18.6)%	(5.9)%
Loss from discontinued operations, net of tax	(0.1)%	(0.2)%

Net loss	(18.7)%	(6.1)%

     Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008
     Sales.  Sales for the three months ended March 31, 2009 were $163.8 million, a 37.0% decrease from sales of $259.9 million for the three months ended March 31, 2008. In the three months ended March 31, 2009, housing starts in our markets decreased approximately 50%, while market prices for lumber and lumber sheet goods were on average 15.2% lower than the same period a year ago. We were able to mitigate some of this decline by continuing to expand into the multi-family and light commercial segment. Additionally, we were able to largely hold our market share with our Builder 100 customers and increase share with regional builders, and to lesser degree, with smaller custom builders. These items contributed to an approximate 17% market share growth during the current quarter. We were limited in growing our market share with custom builders due to our tight credit standards. Although these tight credit standards reduce our growth potential, they also limit our exposure to large write-offs in future quarters.

     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2009		2008
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$29.8	18.2%	$51.5	19.8%	(42.1)%
Windows & doors	40.7	24.8%	66.9	25.7%	(39.2)%
Lumber & lumber sheet goods	40.0	24.4%	61.2	23.6%	(34.7)%
Millwork	17.2	10.5%	28.0	10.8%	(38.5)%
Other building products & services	36.1	22.1%	52.3	20.1%	(30.9)%

Total sales	$163.8	100.0%	$259.9	100.0%	(37.0)%

     All our product categories have been negatively impacted by volume declines associated with decreased housing activity. For the lumber & lumber sheet goods category, decreased volume accounted for 92% of our sales decline while lower prices accounted for 8% of the decline. This equates to $19.5 million and $1.7 million in sales declines due to volume and price, respectively, for this product category.
     Our sales saw a shift away from prefabricated components towards other building products and services. As housing starts have declined cycle time has become less relevant, causing some builders to opt for our framing and installation services over prefabricated components. Our installation business has also grown due to our expansion into the multi-family and light commercial segments. We believe our installation business and our value-added products and services give us a competitive advantage helping us to attract new business during this down cycle.
     Gross Margin.  Gross margin decreased $23.8 million to $34.2 million. Our gross margin percentage decreased from 22.3% in the first quarter of 2008 to 20.9% in the current quarter, a 1.4 percentage point decline. Our gross margin percentage decreased by 0.3 percentage points due to price, 0.6 percentage points due to volume (a result of fixed costs within cost of goods sold) and 0.5 percentage points due to a shift in sales mix toward installed product sales, which carry a lower gross margin percentage. We experienced margin compression across all product categories due to competition and lower sales volumes against fixed costs in our manufacturing facilities. While we have seen some margin stabilization in recent months, if economic conditions continue to deteriorate, we could see further margin compression.
     Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $21.8 million, or 28.6%. Average full-time equivalent employee headcount for the quarter was 37.7% lower than the year ago quarter, and our salaries and benefits expense, excluding stock compensation, decreased $13.6 million, or 31.3%, compared to a 37.0% decline in sales. We will continue to consider in-market consolidations and facility closures based on specific market conditions. Additionally, our office general and administrative expense decreased $3.1 million, which included decreases in professional services fees and travel related costs, and our delivery expenses decreased $4.1 million due to lower fuel costs combined with our efforts to eliminate excess fleet. As an offset to these declines, our bad debt expense increased $0.9 million as our customers continue to struggle with the decline in housing starts and limited availability of credit. We have responded to the increase in bad debt expense by continuing to tighten our credit standards, lowering credit limits, and in some cases requiring collateral.
     As a percent of sales, selling, general and administrative expenses increased from 29.3% in 2008 to 33.2% in 2009. Salaries and benefit expense as a percentage of sales increased 1.5%, occupancy by 0.9% due to the fixed nature of the category, delivery costs by 0.7% due to fixed lease costs, and bad debt expense by 0.6%. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, net.  Interest expense was $7.5 million in the first quarter of 2009, an increase of $1.1 million. The increase was primarily due to the write-off of $1.2 million of unamortized debt issuance costs in the current quarter related to the capacity reduction of our credit facility from $350 million to $250 million.
     Income Tax Expense (Benefit).  We recognized income tax expense of $2.1 million, or a 7.5% effective tax rate, compared to an income tax benefit of $9.5 million, or a 38.3% tax benefit rate, for the same period a year ago. The income tax rate in the current quarter was affected by a non-cash valuation allowance of $12.9 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. Excluding the effect of the valuation allowance, the effective tax rate was 38.1%.

LIQUIDITY AND CAPITAL RESOURCES
     Our cash on hand was $102.6 million at March 31, 2009. Due to the decline in sales and the corresponding reduction in our trade receivables and inventory which support our borrowing base, our net borrowing availability in excess of the $35 million liquidity covenant contained in our credit agreement was zero at March 31, 2009. Approximately $19.1 million of cash on hand at quarter-end supported a short-fall in the calculation of the $35 million minimum liquidity covenant. This covenant, which calculates as eligible borrowing base minus outstanding borrowings, must exceed $35 million or we are required to meet a fixed charge coverage ratio, which we currently would not meet. However, the calculation also allows cash on deposit with the agent to be included as eligible borrowing base. Absent the use of cash in the calculation, we would have been forced to repay $19.1 million in borrowings in order to comply with the covenant. Accordingly, our available cash was $83.5 million at March 31, 2009.
     Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. We have implemented an action plan consisting of growing market share, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, and most importantly, conserving cash. Although we felt the impact of the difficult conditions, we were able to limit it through this action plan. Overall, we believe our efforts were successful and we will continue to execute this strategy in 2009. With this continued strategy execution, $83.5 million in available cash at quarter-end, $31.8 million in federal income tax refunds received subsequent to quarter-end, and an additional $1.0 — $1.5 million in state income tax refunds expected to be received later in 2009, we believe we will have sufficient capital to meet our anticipated short-term needs, including capital expenditures and debt obligations for the next twelve months. Key assumptions considered in making this assessment are single-family housing starts ranging from 350,000 to 500,000, market share gains consistent with that achieved in 2008, market prices for commodity products stable with 2008, stable to only slight declines in product gross margins, continued ability to lower operating costs principally in salaries and benefits expense, timely receipt of our expected state income tax refunds, and consistent advance rates under our credit facility year-over-year. Should housing conditions deteriorate greater than expected, advance rates under our credit agreement be significantly reduced, or other assumptions prove to be incorrect, our action plans will expand to include further facility closures, attempts to renegotiate leases, increased headcount reductions and the potential divestitures of non-core business.
     Our focus on liquidity extends beyond just 2009. Although an improvement in housing activity is generally expected toward the end of 2009, we have set an action plan for 2009 designed to provide us with sufficient liquidity to extend into 2010 even with no appreciable improvement in housing activity. However, there are no assurances that these steps will prove successful if the housing downturn is steeper or more protracted than general expectations. Should the current economic conditions continue beyond what we have planned in our 2009 action plan or deteriorate further, subsequent to 2009 we may be required to raise external funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any such financing would be available on favorable terms, if at all. In assessing our liquidity, key components include our net loss, current assets and current liabilities. For assessing our long-term liquidity, we also consider our debt and long-term liabilities.
     For more information regarding our liquidity and capital resources see our annual report on Form 10-K for the year ended December 31, 2008. There have been no other material changes in our liquidity, commitments for capital expenditures or sources and mix of capital resources.
     Consolidated Cash Flows
     Cash used in operating activities was $3.2 million for the three months ended March 31, 2009 compared to cash used in operating activities of $16.1 million for the three months ended March 31, 2008. This decrease in cash used was primarily driven by reductions in working capital, primarily trade accounts receivable and inventory, which was partially offset by reduced profitability due to declining sales.
     During the three months ended March 31, 2009 and 2008, cash used in investing activities was $1.0 million and $0.7 million, respectively. Capital expenditures increased $0.4 million and were partially offset by an increase in proceeds from sale of assets as the company continued its efforts to reduce fleet costs by buying out existing equipment leases and selling off excess equipment.
     For the three months ended March 31, 2009, cash used in financing activities was $0.1 compared to cash provided by financing activities of $1.0 million for the three months ended March 31, 2008. The decrease was primarily due to a reduction in cash received from stock option exercises.

RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of SFAS 157 on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R was effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.
     In March 2008, the FASB issued statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  The Company adopted the provisions of SFAS 161 effective January 1, 2009. See Note 4 to the condensed consolidated financial statements for the Company’s disclosures about its derivative instruments and hedging activities.
     In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-06-1). According to FSP EITF 03-06-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. This pronouncement, which we adopted January 1, 2009, requires retrospective application. The application of FSP EITF 03-06-1 did not have a material impact on the computation of our EPS as discussed in Note 2 to the condensed consolidated financial statements.
     In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We will comply with these disclosure requirements subsequent to this date.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding on March 31, 2009 and interest rate swap contracts in place at March 31, 2009, a 1.0% increase in interest rates would result in approximately $1.2 million of additional interest expense annually. As discussed in Note 4 to the condensed consolidated financial statements, our interest rate swap contracts are currently in a net liability position. Under the terms of our 2007 credit agreement, when these swap contracts are in a net liability position we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the contracts as of the last day of each month. At March 31, 2009, this reserve was $8.8 million.
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
     Conclusions regarding Disclosure Controls.  Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A.  Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
     Unregistered Sales of Equity Securities
     (a) None
     Use of Proceeds
     (b) Not applicable
     Company Stock Repurchases
     (c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2009:

Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2009 — January 31, 2009	—	—	—	—
February 1, 2009 — February 28, 2009	61,814	$2.04	—	—
March 1, 2009 — March 31, 2009	—	—	—	—

Total	61,814	$2.04	—	—

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

April 29, 2009

/s/ CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer (Principal Financial Officer)

April 29, 2009

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