Form 10-Q
period 2009-06-30
Builders FirstSource, Inc.
filed 2009-07-31
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 29, 2009 was 36,079,487.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
Sales	$175,482	$282,314	$335,058	$533,107
Cost of sales	136,309	221,102	262,335	415,445

Gross margin	39,173	61,212	72,723	117,662
Selling, general and administrative expenses	50,336	74,379	102,398	147,293
Facility closure costs	695	83	1,149	178
Asset impairments	470	10,130	470	10,130

Loss from operations	(12,328)	(23,380)	(31,294)	(39,939)
Interest expense, net	6,092	6,288	13,628	12,753

Loss from continuing operations before income taxes	(18,420)	(29,668)	(44,922)	(52,692)
Income tax expense	134	12,896	2,248	4,080

Loss from continuing operations	(18,554)	(42,564)	(47,170)	(56,772)
Loss from discontinued operations (net of income tax benefit of $0 and $2,079 for the three months ended in 2009 and 2008, respectively, and $0 and $3,057 for the six months ended in 2009 and 2008, respectively)	(4,050)	(3,349)	(6,012)	(4,987)

Net loss	$(22,604)	$(45,913)	$(53,182)	$(61,759)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.52)	$(1.19)	$(1.31)	$(1.60)
Loss from discontinued operations	(0.11)	(0.10)	(0.17)	(0.14)

Net loss	$(0.63)	$(1.29)	$(1.48)	$(1.74)

Weighted average common shares outstanding:
Basic and diluted	35,904	35,666	35,854	35,563

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$112,126	$106,891
Trade accounts receivable, less allowances of $5,421 and $6,194 at June 30, 2009 and December 31, 2008, respectively	78,762	84,984
Other receivables	4,557	41,516
Inventories	58,169	68,868
Other current assets	5,098	8,358

Total current assets	258,712	310,617
Property, plant and equipment, net	72,045	80,374
Goodwill	111,193	111,193
Other assets, net	15,242	18,956

Total assets	$457,192	$521,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,336	$35,414
Accrued liabilities	29,864	37,794
Current maturities of long-term debt	46	44

Total current liabilities	81,246	73,252
Long-term debt, net of current maturities	299,159	319,182
Other long-term liabilities	24,633	26,232

Total liabilities	405,038	418,666
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,074 and 36,128 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	359	357
Additional paid-in capital	148,565	146,650
Accumulated deficit	(90,301)	(37,119)
Accumulated other comprehensive loss	(6,469)	(7,414)

Total stockholders’ equity	52,154	102,474

Total liabilities and stockholders’ equity	$457,192	$521,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(53,182)	$(61,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,523	10,973
Asset impairments	470	10,130
Amortization of deferred loan costs	2,504	1,416
Bad debt expense	1,770	2,014
Net non-cash expense from discontinued operations	745	3,612
Stock compensation expense	1,981	4,134
Deferred income taxes	206	20,872
Net gain on sales of assets	(363)	(941)
Changes in assets and liabilities:
Receivables	41,103	(18,356)
Inventories	10,699	(5,313)
Other current assets	3,260	4,040
Other assets and liabilities	(850)	(805)
Accounts payable	15,922	15,636
Accrued liabilities	(7,930)	(4,593)

Net cash provided by (used in) operating activities	25,858	(18,940)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,934)	(6,458)
Proceeds from sale of property, plant and equipment	1,400	1,979

Net cash used in investing activities	(534)	(4,479)

Cash flows from financing activities:
Net payments under revolving credit facility	(20,000)	—
Payments of long-term debt	(21)	(19)
Deferred loan costs	—	(354)
Exercise of stock options	58	1,809
Repurchase of common stock	(126)	(399)

Net cash (used in) provided by financing activities	(20,089)	1,037

Net change in cash and cash equivalents	5,235	(22,382)
Cash and cash equivalents at beginning of period	106,891	97,574

Cash and cash equivalents at end of period	$112,126	$75,192

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
     The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2008 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2008 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on July 30, 2009.
2. Asset Impairments
Goodwill
     Management closely monitors trends in economic factors and their effects on operating results to determine if an impairment trigger is present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. During the second quarter of 2008, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to one of our reporting units which was significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for this reporting unit exceeded its estimated fair value; and therefore, we recorded a $3.5 million pre-tax goodwill impairment charge included in asset impairments on the condensed consolidated statement of operations for the three and six months ended June 30, 2008. There have been no such impairment charges during 2009.
Long-lived Assets
     The unfavorable economic factors that were present throughout the second quarter of 2008 also prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated the fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded an impairment for the amount by which the carrying value exceeded the estimated fair value. Included in asset impairments on the condensed consolidated statements of operations for the three and six months ended June 30, 2008 is a $2.2 million impairment charge related to leasehold improvements and a $4.4 million impairment charge related to customer relationship intangibles.

During the second quarter of 2009, management determined that the carrying value of a parcel of real estate being held for sale was impaired and recorded an asset impairment charge of $0.5 million included in the condensed consolidated statements of operations for the three and six months ended June 30, 2009. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.
3. Net Loss per Common Share
     Net loss per common share (“EPS”) is calculated in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”), which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average shares for basic EPS	35,904	35,666	35,854	35,563
Dilutive effect of stock awards and options	—	—	—	—

Weighted average shares for diluted EPS	35,904	35,666	35,854	35,563

     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with FASB Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities under SFAS 128 and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 160,000 and 392,000 restricted stock shares excluded from the computations of basic EPS for the three and six month months ended June 30, 2009 and 2008, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 2.6 million and 3.0 million shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2009 and 2008, respectively, because their effect was anti-dilutive.
4. Receivables
     Trade accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Trade accounts receivable	$84,183	$91,178
Less: allowance for returns and doubtful accounts	5,421	6,194

Trade accounts receivable, net	$78,762	$84,984

     Other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Income tax receivables	$1,509	$35,268
Other	3,048	6,248

Other receivables	$4,557	$41,516

5. Debt
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Revolving credit facility	$20,000	$40,000
Floating rate notes	275,000	275,000
Other	4,205	4,226

	299,205	319,226
Less: current portion of long-term debt	46	44

Total long-term debt, net of current maturities	$299,159	$319,182

     During the first quarter of 2009, we reduced the borrowing capacity under our 2007 Senior Secured Credit Agreement (the “2007 Agreement”) from $350 million to $250 million. We do not anticipate that our borrowing base will support borrowings in excess of $250 million at any point during the remaining life of this credit facility. This reduction will allow us to reduce our interest expense related to commitment fees. We expensed approximately $1.2 million of deferred financing costs related to this reduction during the first quarter.
     Loans under the 2007 Agreement are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the $35 million liquidity covenant at June 30, 2009 was $0.3 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. At June 30, 2009, there was no shortfall in the calculation of the $35 million minimum liquidity covenant, and thus no cash on hand was supporting a shortfall in the calculation. Based on our 2009 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2009 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expense, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
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
     We utilize interest rate swaps in order to mitigate a portion of the interest rate risk that we are exposed to in the normal course of business on our floating rate notes. Our three swaps are designated and qualify as fully effective cash flow hedges. All changes in fair value are recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. Based on interest rates in effect on the interest rate swaps at the end of the quarter, we expect to reclassify approximately $4.6 million of losses into interest expense within the next twelve months. The table below presents the effect of our interest rate swap derivatives on the condensed consolidated statements of operations (in thousands):

						Amount of Loss Reclassified
Derivatives	Amount of Income (Loss) Recognized in OCI*					from OCI Into Income*
Designated as	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
Hedging	June 30,		June 30,		Location of Loss Reclassified	June 30,		June 30,
Instruments	2009	2008	2009	2008	from OCI into Income	2009	2008	2009	2008

Interest rate swaps	$(39)	$3,498	$(847)	$1,493	Interest expense, net	$(1,067)	$(175)	$(1,792)	$(179)

*	Net of tax
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
          When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At June 30, 2009, the reserve for the swaps was $7.8 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
     SFAS No. 157, Fair Value Measurements (“SFAS 157”) establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations of financial assets and liabilities and increases disclosures surrounding these calculations. The three levels of inputs are defined as follows:
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
     The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of June 30,	Measurement as of	As of December 31,	Measurement as of
	2009	June 30, 2009	2008	December 31, 2008
Interest rate swaps (included in Other long-term liabilities)	$7,065	$7,065	$7,667	$7,667

     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at June 30, 2009 based on recent trading was approximately $126.5 million. The carrying value of amounts outstanding under the 2007 Agreement approximates fair value.
6. Discontinued Operations
     In 2007, the specific business climate related to our Ohio operations declined as housing activity softened and our competitors gained market share. Accordingly, we recognized pre-tax goodwill impairment charges of $16.9 million in 2007. We took certain actions including changing our operational management, reducing head count and targeting new customers in order to improve our operational performance in our Ohio market. Despite these efforts, the housing activity and operating results for this reporting unit declined further in 2008. As such, we recorded an additional $4.0 million pre-tax goodwill impairment charge and a $0.1 million long-lived asset impairment charge relating to our Ohio operations in the second quarter of 2008. As of June 30, 2008, we had no goodwill remaining in our Ohio reporting unit. During 2008 we also closed two facilities in Ohio as part of our continued efforts to reduce operating costs and return the market to profitability. In September 2008, we expensed $3.5 million in future lease obligations and employee severance related to these closures.

     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior year have been aggregated and reclassified as discontinued operations in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008. We will have no further involvement in this market. We completed the exit plan prior to June 30, 2009. The goodwill and asset impairment charges recorded in 2008 are included in loss from discontinued operations, net of tax, in the condensed consolidated statements of operations. Also included in loss from discontinued operations, net of tax, are the historical operating results of our New Jersey market which we exited in December 2008. Sales from discontinued operations were $2.3 million and $25.0 million for the three months ended June 30, 2009 and 2008, respectively; and $6.6 million and $44.7 million for the six months ended June 30, 2009 and 2008, respectively.
     As part of the plan to exit the Ohio market, in the second quarter of 2009 we expensed $0.9 million related to future lease obligations on closed facilities, recorded $0.8 million related to employee severance, and sold inventory, machinery and equipment with a net book value of approximately $1.0 million for cash proceeds of $0.6 million, resulting in a loss on the sale of these assets of $0.4 million. We also negotiated lease terminations for two of the closed locations. We paid approximately $0.6 million under the terms of the agreements to release the Company from the remaining obligations under these leases. These amounts are included in loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009.
     The facility and other exit cost reserves related to our discontinued operations in Ohio and New Jersey were $6.4 million at June 30, 2009, of which $4.1 million is recorded as other long-term liabilities. The following table summarizes the activity in these reserves for the first six months of 2009 (in thousands):

	December 31, 2008	Additions	Payments	June 30, 2009
Facility and other exit costs, net of estimated sub-lease rental income	$6,587	$1,260	$(1,948)	$5,899
Employee severance and termination benefits	419	799	(719)	499

Total facility closure reserve	$7,006	$2,059	$(2,667)	$6,398

     In July 2009, we negotiated a lease termination relating to a property associated with our discontinued New Jersey operations. We paid approximately $0.6 million under the terms of the agreement which released the Company from its remaining undiscounted obligations under this lease of approximately $5.9 million. As a result of this transaction we will reduce our facility closure reserves by approximately $1.2 million in the third quarter of 2009.
7. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(22,604)	$(45,913)	$(53,182)	$(61,759)
Other comprehensive income — change in fair value of interest rate swap agreements, net of related tax effect	1,028	3,673	945	1,672

Total comprehensive loss	$(21,576)	$(42,240)	$(52,237)	$(60,087)

8. Employee Stock-based Compensation
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
9. Facility Closure Costs
     During the first quarter of 2009, we developed a plan to close a distribution facility in Maryland and an administrative facility in South Carolina and recognized $0.6 million in facility closure costs which are primarily related to future minimum lease obligations on these vacated facilities, net of estimated sub-rental lease income. During the second quarter of 2009, we recognized an additional $0.7 million in facility closure costs relating to lease termination costs and revisions to sub-rental income estimates. Facility closure reserves relating to our continuing operations were approximately $2.7 million at June 30, 2009, of which $2.0 million was classified as other long-term liabilities.
     As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market, we may temporarily idle facilities with plans to reopen these facilities once capacity returns to the market. At June 30, 2009, we had three idled facilities; one in Georgia, Florida, and South Carolina. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in these markets worsen, or recovery take significantly longer than forecasted, these facilities may be permanently closed, at which time asset impairment charges could be incurred. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.
     We continuously monitor economic conditions in all our markets, and while at the present time there are no plans to close or idle additional facilities, changes in market conditions may warrant future closings or idling of facilities.
10. Income Taxes
In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), during the second quarter of 2008, we recorded a valuation allowance relating to continuing operations totaling $24.1 million against primarily all of our net deferred tax assets. During the three months ended June 30, 2009, we recorded a valuation allowance of $8.4 million against the net deferred tax assets generated from the net loss during the period, of which $6.6 million related to continuing operations and $1.8 million related to discontinued operations. During the six months ended June 30, 2009, we recorded a valuation allowance of $21.4 million against the net deferred tax assets generated from the net loss during the period, of which $18.8 million related to continuing operations and $2.6 million related to discontinued operations. We evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. SFAS

109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence.
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
11. Commitments and Contingencies
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
12. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, and thus have one reportable segment.
     Sales by product category for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Prefabricated components	$35,127	$53,967	$64,080	$103,445
Windows & doors	43,027	70,288	82,930	135,383
Lumber & lumber sheet goods	39,480	69,624	78,408	129,228
Millwork	18,861	30,231	35,338	57,163
Other building products & services	38,987	58,204	74,302	107,888

Total sales	$175,482	$282,314	$335,058	$533,107

13. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of SFAS 157 on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R was effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS

161 effective January 1, 2009. See Note 5 to the condensed consolidated financial statements for our disclosures about derivative instruments and hedging activities.
     In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-06-1”). According to FSP EITF 03-06-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. This pronouncement, which we adopted January 1, 2009, requires retrospective application. The application of FSP EITF 03-06-1 did not have a material impact on the computation of our EPS as discussed in Note 3 to the condensed consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted this staff position during the current quarter and it had no material impact on our consolidated financial statements. See Note 5.
     In June 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 during the current quarter and it had no material impact on our consolidated financial statements. See Note 1.
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all exiting non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our financial position or results of operations.

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
     We group our building products into five product categories:
•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.

     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience increasing pressure on our margins. The decline in housing starts continues to be widespread and we expect this trend to continue into 2010. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely remain healthy in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to accelerate during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, fell 42.0% during the six months ended June 30, 2009 compared to the same period of the prior year, slightly better than the 46.1% decline in housing activity within our markets during the same period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we will continue to expand our custom homebuilder base, but this growth may be limited by our tight credit standards.

•	Expand into Multi-Family and Light Commercial Business. We have, and expect to continue to, diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy worsened and the economy fell into a recession. The credit markets and financial services industry have recently experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. Although Congress and applicable regulatory authorities have enacted legislation and implemented policies and plans designed to free up the credit markets, it is unclear as to whether these actions have been effective to date or will be effective in the future. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely there will be further damage to an already weak housing industry until conditions substantially improve.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
CURRENT OPERATING CONDITIONS AND OUTLOOK
     The housing industry experienced further declines in the first half of 2009. The seasonally adjusted annual rate for national single-family housing starts at June 30, 2009 was 470,000, down 28.2% from an annual rate of 655,000 one year ago, and down 74.2% from the peak of 1,823,000 in the first quarter of 2006. For the second quarter, national single-family housing starts were 123,700, down from starts of 193,900 in the second quarter of 2008, a 36.2% decline. For the first six months of 2009, national single-family housing starts were 202,000, down from starts of 355,800 in the first half of 2008, a 43.2% decline. We felt the impact of these difficult conditions on our second quarter results although we were able to limit the impact through execution of our strategy. Our strategy principally consisted of growing market share, implementing cost containment programs which included reducing physical capacity and adjusting staffing levels, prudently managing credit and, most importantly, conserving cash. Overall, we feel these efforts were successful. We estimate that market share gains contributed 9% sales growth during the current quarter, and contributed 13% sales growth year-to-date, partially offsetting the impact of declining housing starts on our sales. We have reduced our average full-time equivalent headcount by over 2,100 from the second quarter of 2008, a decrease of 40.5%. The reductions in payroll costs coupled with other cost reductions allowed us to reduce our selling, general and administrative expenses by 32% compared to the second quarter of 2008, and by 31% on a year-to-date basis. Because of these measures and others, our net cash used during the quarter was only $2.2 million, excluding a $20 million repayment on our revolving credit facility and the $31.8 million federal income tax refund received during the quarter. We believe these efforts will not only benefit us in the short-term but will allow us to be a more efficient organization in the long-term.
     We expect these difficult conditions to continue through the remainder of 2009 and into 2010. We believe our strategy remains relevant in these conditions and allows us to focus on conserving cash while maintaining a viable operating platform. We have aggressively but prudently cut costs during this downturn, and these efforts will continue. In addition, we believe we can continue to offset declining sales through market share gains by expanding our presence in the light commercial and multi-family segments, as well as increasing penetration with our top customers. Finally, we will continue to focus on working capital, to diligently control credit to our customers and also work with our vendors to improve our payment terms and pricing on our products. We ended the quarter with over $112 million of cash. The continued execution of our strategy coupled with our available cash should provide adequate liquidity to weather this unprecedented downturn.
     We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom, but we believe our market leadership, financial strength and industry-leading facility scale afford us the ability to manage through the downturn. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve
RECENT DEVELOPMENTS
     In 2007, the specific business climate related to our Ohio operations declined as housing activity softened and our competitors gained market share. Accordingly, we recognized pre-tax goodwill impairment charges of $16.9 million in 2007. We took certain actions including changing our operational management, reducing head count and targeting new customers in order to improve our operational performance in our Ohio market. Despite these efforts, the housing activity and operating results for this reporting unit declined further in 2008. As such, we recorded an additional $4.0 million pre-tax goodwill impairment charge and a $0.1 million long-lived asset impairment charge relating to our Ohio operations in the second quarter of 2008. As of June 30, 2008, we had no goodwill remaining in our Ohio reporting unit. During 2008 we also closed two facilities in Ohio as part of our continued efforts to reduce operating costs and return the market to profitability. In September 2008, we expensed $3.5 million in future lease obligations and employee severance related to these closures.
     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior year have been aggregated and reclassified as discontinued operations in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008. We will have no further involvement in this market. We completed the exit plan prior to June 30, 2009. The goodwill and asset impairment charges recorded in 2008 are included in loss from discontinued operations, net of tax, in the condensed consolidated statements of operations. Also included in loss from discontinued operations, net of tax, are the historical operating results of our New Jersey market which we exited in December 2008. Sales from discontinued operations were $2.3 million and $25.0 million for the three months ended June 30, 2009 and 2008, respectively; and $6.6 million and $44.7 million for the six months ended June 30, 2009 and 2008, respectively.
     As part of the plan to exit the Ohio market, in the second quarter of 2009 we expensed $0.9 million related to future lease obligations on closed facilities, recorded $0.8 million related to employee severance, and sold inventory, machinery and equipment with a net book value of approximately $1.0 million for cash proceeds of $0.6 million, resulting in a loss on the sale of these assets of $0.4 million. We also negotiated lease terminations for two of the closed locations. We paid approximately $0.6 million under the terms of the agreements to release the Company from the remaining obligations under these leases. These amounts are included in loss from discontinued operations in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2009.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past more than offset this negative cash flow. Due to the current downturn in the homebuilding industry, the seasonality of our business has not been as pronounced or as predictable in recent years. We have also from time to time utilized our credit facility to cover working capital needs if needed.

RESULTS OF OPERATIONS
     The following table sets forth, for the three and six months ended June 30, 2009 and 2008, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.7%	78.3%	78.3%	77.9%

Gross margin	22.3%	21.7%	21.7%	22.1%
Selling, general and administrative expenses	28.7%	26.3%	30.6%	27.6%
Facility closure costs	0.4%	0.0%	0.3%	0.0%
Asset impairments	0.3%	3.6%	0.1%	1.9%

Loss from operations	(7.1)%	(8.2)%	(9.3)%	(7.4)%
Interest expense, net	3.4%	2.2%	4.1%	2.4%
Income tax expense	0.1%	4.6%	0.7%	0.8%

Loss from continuing operations	(10.6)%	(15.0)%	(14.1)%	(10.6)%
Loss from discontinued operations, net of tax	(2.3)%	(1.2)%	(1.8)%	(0.9)%

Net loss	(12.9)%	(16.2)%	(15.9)%	(11.5)%

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008
     Sales. Sales for the three months ended June 30, 2009 were $175.5 million, a 37.8% decrease from sales of $282.3 million for the three months ended June 30, 2008. In the three months ended June 30, 2009, housing starts in our markets decreased approximately 42%, while market prices for lumber and lumber sheet goods were on average 21.2% lower than the same period a year ago. We were able to mitigate some of this decline by continuing to expand into the multi-family and light commercial segment. Additionally, we were able to grow market share with our Builder 100 customers, and to lesser degree, with regional and smaller custom builders. These items contributed to an approximate 9% market share growth during the current quarter. We were limited in growing our market share with some regional and custom builders due to our tight credit standards. Although these tight credit standards reduce our growth potential, they also limit our exposure to large write-offs in future quarters.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2009		2008
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$35.1	20.0%	$54.0	19.1%	(34.9)%
Windows & doors	43.0	24.5%	70.3	24.9%	(38.8)%
Lumber & lumber sheet goods	39.5	22.5%	69.6	24.7%	(43.3)%
Millwork	18.9	10.7%	30.2	10.7%	(37.6)%
Other building products & services	39.0	22.3%	58.2	20.6%	(33.0)%

Total sales	$175.5	100.0%	$282.3	100.0%	(37.8)%

     All our product categories have been negatively impacted by volume declines associated with decreased housing activity. For the lumber & lumber sheet goods category, decreased volume accounted for 55% of our sales decline while lower prices accounted for 45% of the decline. This equates to $16.6 million and $13.5 million in sales declines due to volume and price, respectively, for this product category.
     Our sales mix during the quarter was fairly consistent with the second quarter of 2008, with the exception of our lumber and lumber sheet goods category and our other building products and services category. The mix of lumber and lumber sheet goods declined due to the company passing on certain lower margin business in the current quarter in an effort to improve gross margins. This, combined with commodity deflation during the quarter, resulted in our sales mix for this category falling from 24.7% of total sales to 22.5% of total sales. Our other building products and services category grew from 20.6% of total sales to 22.3% of total sales as our installation business continues to penetrate further into the multi-family and light commercial segments. We believe our installation business and our value-added products and services give us a competitive advantage helping us to attract new business during this down cycle.

     Gross Margin. Gross margin decreased $22.0 million to $39.2 million; however, our gross margin percentage increased from 21.7% in the second quarter of 2008 to 22.3% in the current quarter, a 0.6 percentage point increase. Our gross margin percentage increased by 1.8 percentage points due to price, but decreased 0.9 percentage points due to volume (a result of fixed costs within cost of goods sold) and 0.3 percentage points due to a shift in sales mix toward installed product sales, which carry a lower gross margin percentage. We were able to improve gross margins on our lumber and lumber sheet goods category and our other building products and services category by sacrificing market share growth and passing on certain lower margin business. We did, however, experience margin compression in other product categories as recent bankruptcies and closures within the industry have combined to create excess inventory levels in the market. While we have seen some margin stabilization in recent quarters, if economic conditions continue to deteriorate, we could see further margin compression.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $24.0 million, or 32.3%. Total average full-time equivalent employee headcount for the quarter was 40.5% lower (38.2% lower for SG&A employees) than the year ago quarter, and our salaries and benefits expense, excluding stock compensation expense, decreased $13.5 million, or 32.0%, compared to a 33.0% decline in sales volume. Additionally, our office general and administrative expense decreased $3.0 million, which included decreases in professional services fees and travel related costs, and our delivery expenses decreased $4.5 million due to lower fuel costs combined with our efforts to eliminate excess fleet. Bad debt expense decreased $1.1 million due to tighter credit standards combined with successful collection efforts on older receivables in the current quarter.
     As a percent of sales, selling, general and administrative expenses increased from 26.3% in 2008 to 28.7% in 2009. Salaries and benefit expense as a percentage of sales increased 1.0%, occupancy increased 0.8%, and delivery costs increased 0.6%, all due to fixed costs within these expense categories. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, net. Interest expense was $6.1 million in the second quarter of 2009, a decrease of $0.2 million from the second quarter of 2008. The decrease was primarily due to lower interest rates during the current quarter.
     Income Tax Expense. We recognized income tax expense of $0.1 million, or a 1.0% effective tax rate, compared to income tax expense of $12.9 million, or a 43.5% effective tax rate, for the same period a year ago. The income tax rate in the current quarter was impacted by a non-cash valuation allowance of $6.6 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 35.2%. The income tax rate in the second quarter of 2008 was impacted by a non-cash valuation allowance of $24.1 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 37.8% for the second quarter of 2008.
Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008
     Sales. Sales for the six months ended June 30, 2009 were $335.1 million, a 37.1% decrease from sales of $533.1 million for the six months ended June 30, 2008. In the six months ended June 30, 2009, housing starts in our markets decreased approximately 46%, while market prices for lumber and lumber sheet goods were on average 18.4% lower than the same period a year ago. We were able to mitigate some of this decline by continuing to expand into the multi-family and light commercial segment. Additionally, we were able to grow market share with our Builder 100 customers, and largely hold share with smaller regional and custom builders. These items contributed to an approximate 13% market share growth during the six months ended June 30, 2009. We were limited in growing our market share with some regional and custom builders due to our tight credit standards. Although these tight credit standards reduce our growth potential, they also limit our exposure to large write-offs in future quarters.
     The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2009		2008
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$64.1	19.1%	$103.4	19.4%	(38.1)%
Windows & doors	82.9	24.8%	135.4	25.4%	(38.7)%
Lumber & lumber sheet goods	78.4	23.4%	129.2	24.2%	(39.3)%
Millwork	35.4	10.5%	57.2	10.7%	(38.1)%
Other building products & services	74.3	22.2%	107.9	20.3%	(31.1)%

Total sales	$335.1	100.0%	$533.1	100.0%	(37.1)%

     All our product categories have been negatively impacted by volume declines associated with decreased housing activity. For the lumber & lumber sheet goods category, decreased volume accounted for 55% of our sales decline while lower prices accounted for 45% of the decline. This equates to $27.9 million and $22.9 million in sales declines due to volume and price, respectively, for this product category.
     Our sales mix for the first six months of 2009 was fairly consistent with the first six months of 2008, with the exception of our lumber and lumber sheet goods category and our other building products and services category. The mix of lumber and lumber sheet goods declined due to the company passing on certain lower margin business in the second quarter in an effort to improve gross margins. This, combined with commodity deflation during the period, resulted in our sales mix for this category falling from 24.2% of total sales to 23.4% of total sales. Our other building products and services category grew from 20.3% of total sales to 22.2% of total sales as our installation business continues to penetrate further into the multi-family and light commercial segments. We believe our installation business and our value-added products and services give us a competitive advantage helping us to attract new business during this down cycle.
     Gross Margin. Gross margin decreased $44.9 million to $72.7 million. Our gross margin percentage decreased from 22.1% in the first six months of 2008 to 21.7% in the current period, a 0.4 percentage point decline. Our gross margin percentage increased 0.8 percentage points due to price, but decreased 0.8 percentage points due to volume (a result of fixed costs within cost of goods sold) and 0.4 percentage points due to a shift in sales mix toward installed product sales, which carry a lower gross margin percentage. We were able to improve gross margins in the current quarter on our lumber and lumber sheet goods category and our other building products and services category by sacrificing market share growth and passing on certain lower margin business. We did, however, experience margin compression in other product categories as recent bankruptcies and closures within the industry have combined to create excess inventory levels in the market. While we have seen some margin stabilization in recent quarters, if economic conditions continue to deteriorate, we could see further margin compression.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $44.9 million, or 30.5%. Our total average full-time equivalent employee headcount for the first six months of 2009 was down 39.1% (down 36.5% for SG&A employees) from the first six months of 2008. Our salaries and benefits expense, excluding stock compensation expense, decreased $26.8 million, or 31.9%, compared to a 32.8% decline in sales volume. Additionally, our office general and administrative expense decreased $5.9 million, which included decreases in professional services fees and travel related costs, and our delivery expenses decreased $8.4 million due to lower fuel costs combined with our efforts to eliminate excess fleet. Bad debt expense was $1.8 million, down from $2.0 million for the six months ended June 30, 2008.
     As a percent of sales, selling, general and administrative expenses increased from 27.6% in 2008 to 30.6% in 2009. Salaries and benefit expense as a percentage of sales increased 1.2%, occupancy increased 0.9%, and delivery costs increased 0.6%, all due to fixed costs within these expense categories. Bad debt expense increased by 0.1% of sales as some of our customers continued to struggle with liquidity constraints. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, net. Interest expense was $13.6 million in 2009, an increase of $0.9 million. The increase was primarily due to the write-off of $1.2 million of unamortized debt issuance costs in the first quarter of 2009 related to the capacity reduction of our credit facility from $350 million to $250 million, offset somewhat by lower interest rates in 2009.
     Income Tax Expense. We recognized income tax expense of $2.2 million, or a 5.0% effective tax rate, compared to income tax expense of $4.1 million, or a 7.7% effective tax rate, for the same period a year ago. The income tax rate in 2009 was impacted by a non-cash valuation allowance of $18.8 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 36.9%. The income tax rate in 2008 was impacted by a non-cash valuation allowance of $24.1 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 38.0% for 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Our cash on hand was $112.1 million at June 30, 2009. Borrowing availability under our $250 million revolving credit facility was $0.3 million at June 30, 2009. Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement. Our net borrowing base availability at June 30, 2009 was $35.3 million, excluding cash on deposit with the agent. Cash on deposit with the agent in the amount of $18.0 million at June 30, 2009 was not needed to augment the $35 million excess availability requirement contained within the revolving credit agreement. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus agent specified reserves, outstanding borrowings and letters of credit. This amount must exceed $35 million at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet. The following table shows the borrowing base, excess availability and fixed charge ratio as of June 30, 2009 and December 31, 2008 (in millions):

	As of
	June 30, 2009	December 31, 2008

Accounts Receivable Availability	$56.7	$53.9
Inventory Availability	22.4	30.0
Equipment Availability	4.7	5.2

Gross Availability	83.8	89.1
Plus:
Qualified Cash	—	12.9
Less:
Agent Reserves	(11.2)	(10.4)

Borrowing Base	72.6	91.6
Less:
Outstanding Borrowings	(20.0)	(40.0)
Letters of Credit	(17.3)	(16.6)

Excess Availability	$35.3	$35.0

Actual Fixed Charge Coverage Ratio	-2.03x	-1.96x

Required Fixed Charge Coverage Ratio*	1.00x	1.00x

*	Required only if excess availability falls below $35 million.
     In lieu of depositing cash with the agent, we could have repaid $12.9 million of borrowings at December 31, 2008 to meet the excess availability requirement. Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the revolving credit facility or increase cash on deposit with the agent. At June 30, 2009, we had $112.1 million of unencumbered cash that can be used to support any shortfall in the net borrowing base availability. Comparatively, at June 30, 2009, the maximum amounts that we could be forced to cash collateralize or repay under the revolving credit facility is $37.3 million, which consisted of outstanding borrowings and letters of credit. Accordingly, we could, if necessary, collateralize or repay all net obligations under the revolving credit facility, avoiding the fixed charge coverage ratio, while maintaining $74.8 million in available cash. We do not believe that any projected uses of cash over the next twelve months will limit our ability to collateralize or repay obligations under the revolving credit facility, if necessary. At June 30, 2009, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. We have implemented an action plan consisting of growing market share, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, and most importantly, conserving cash. Although we have felt the impact of the difficult conditions, we have been able to limit it through our action plan. Overall, we believe our efforts have been successful as we ended the second quarter of 2009 with $112.1 million in cash and borrowing availability of $0.3 million. We will continue to execute this strategy through the remainder of 2009. With this continued strategy execution, we believe we will have sufficient capital to meet our anticipated needs, including contractual obligations for the next twelve months. Our premise is based upon detailed cash flow projections, which are subject to change based upon actual market conditions. We expect our primary sources of liquidity to be from the $112.1 million of cash on-hand, and to a lesser degree, from availability under our revolving credit facility. Our projected total liquidity, aggregating $110 million to $115 million, will be used to fund cash operating losses, net capital expenditures, and cash interest expense for total uses of liquidity aggregating $50 million to $60 million over the next twelve months. Accordingly, our liquidity cushion is estimated to be $50 million to $65 million. Should conditions worsen beyond our current expectations, we will seek new sources of liquidity. A primary avenue would be to raise funds through the issuance of common stock in a shareholder rights offering, with certain major shareholders underwriting the offering. We could additionally look to replace our current revolving credit facility with a new facility offering greater borrowing availability but likely at a higher interest rate with equity enticements such as warrants. There can be no assurance that any such financing would be available on favorable terms, if at all. This outlook is predicated upon 350,000 seasonally adjusted annual single-family housing starts, which is less than current housing levels, nominal market share gains, stable market prices for commodity products, stable to only slight declines in product gross margins and the maintenance of current operating efficiencies and costs.
Consolidated Cash Flows
     Cash provided by operating activities was $25.9 million for the six months ended June 30, 2009 compared to cash used in operating activities of $18.9 million for the six months ended June 30, 2008. Cash provided by operating activities in the first six months of 2009 was primarily driven by the receipt of approximately $32 million in income tax refunds during the second quarter of 2009 and by reductions in working capital due to declining sales volume. Cash used in operating activities in 2008 was primarily driven by a higher net loss combined with an increase in working capital. Receivables increased primarily due to a $14.0 million increase in income tax receivables.
     During the six months ended June 30, 2009, cash used in investing activities was $0.5 million compared to cash used of $4.5 million in the same period of 2008. This decrease was primarily due to a reduction in capital expenditures of $4.5 million as the company continues its efforts to conserve cash.
     For the six months ended June 30, 2009, cash used in financing activities was $20.1 million, the result of a $20.0 million pay down on the revolving credit facility. For the six months ended June 30, 2008, cash provided by financing activities was $1.0 million, primarily due to cash received on stock option exercises.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted SFAS 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions of SFAS 157 on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R was effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted the provisions of SFAS 161 effective January 1, 2009. See Note 5 to the condensed consolidated financial statements for our disclosures about derivative instruments and hedging activities.
     In June 2008, the FASB issued Staff Position EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-06-1”). According to FSP EITF 03-06-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities under SFAS No. 128. As such, they should be included in the computation of basic earnings per share (“EPS”) using the two-class method. This pronouncement, which we adopted January 1, 2009, requires retrospective application. The application of FSP EITF 03-06-1 did not have a material impact on the computation of our EPS as discussed in Note 3 to the condensed consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. We adopted this staff position during the current quarter and it had no material impact on our consolidated financial statements. See Note 5.

     In June 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 during the current quarter and it had no material impact on our consolidated financial statements. See Note 1.
     In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all exiting non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding on June 30, 2009 and interest rate swap contracts in place at June 30, 2009, a 1.0% increase in interest rates would result in approximately $1.0 million of additional interest expense annually. As discussed in Note 5 to the condensed consolidated financial statements, our interest rate swap contracts are currently in a net liability position. Under the terms of our 2007 credit agreement, when these swap contracts are in a net liability position we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the contracts as of the last day of each month. At June 30, 2009, this reserve was $7.8 million.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
     (a) None
Use of Proceeds
     (b) Not applicable
Company Stock Repurchases
     (c) None

Item 3. Defaults upon Senior Securities
     (a) None
     (b) None
Item 4. Submission of Matters to a Vote of Security Holders
The company’s annual meeting of stockholders was held on May 22, 2009. The owners of 33,456,808 shares of the company’s common stock, representing 92.8% of the voting power of all of the shares of common stock issued and outstanding on March 31, 2009, the record date for the meeting, were represented at the annual meeting. Each share of common stock was entitled to one vote at the annual meeting.
     Our stockholders elected each of the following individuals as a director of the company for a term of three years: Mr. Michael Graff (33,356,733 votes in favor and 100,075 votes withheld), Mr. Robert C. Griffin (33,359,253 votes in favor and 97,555 votes withheld), and Mr. Brett N. Milgrim (33,280,591 votes in favor and 176,217 votes withheld). Mr. Ramsey A. Frank, Mr. Kevin J. Kruse, and Mr. Floyd F. Sherman continue as directors and, if nominated, will next stand for re-election at the 2010 annual meeting of stockholders. Mr. Paul S. Levy, Mr. David A. Barr, Mr. Cleveland A. Christophe, and Mr. Craig A. Steinke continue as directors and, if nominated, will next stand for re-election at the 2011 annual meeting of stockholders.
     Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009 with 33,429,387 votes in favor, 23,892 votes against, and 3,529 abstentions.
Item 5. Other Information
     (a) None
     (b) None
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.1*	Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of

Exhibit
Number	Description

2002, signed by Floyd F. Sherman as chief executive officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.
/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer (Principal Executive Officer)
July 30, 2009

/s/ CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer (Principal Financial Officer)

July 30, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Second Amended and Restated Stockholders Agreement, dated as of June 2, 2005, among JLL Building Products, LLC, Builders FirstSource, Inc., Floyd F. Sherman, Charles L. Horn, Kevin P. O’Meara, and Donald F. McAleenan (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

4.2	Registration Rights Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors named therein, and UBS Securities LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Subsidiary Guarantors thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.1*	Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Charles L. Horn as chief financial officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as chief executive officer and Charles L. Horn as chief financial officer

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statements pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our chief executive officer, and Charles L. Horn, our chief financial officer.