Form 10-Q
period 2009-09-30
Builders FirstSource, Inc.
filed 2009-10-28
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☐*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 26, 2009 was 36,120,251.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Unaudited)
	(In thousands, except per share amounts)
Sales	$188,865	$266,002	$523,923	$799,109
Cost of sales	149,473	209,657	411,808	625,102

Gross margin	39,392	56,345	112,115	174,007
Selling, general and administrative expenses	49,260	69,596	151,658	216,889
Facility closure costs	41	688	1,190	866
Asset impairments	—	—	470	10,130

Loss from operations	(9,909)	(13,939)	(41,203)	(53,878)
Interest expense, net	5,930	6,139	19,558	18,892

Loss from continuing operations before income taxes	(15,839)	(20,078)	(60,761)	(72,770)
Income tax expense (benefit)	110	(4,466)	2,358	(386)

Loss from continuing operations	(15,949)	(15,612)	(63,119)	(72,384)
Income (loss) from discontinued operations (net of income tax benefit of $0 and $1,998 for the three months ended in 2009 and 2008, respectively, and $0 and $5,055 for the nine months ended in 2009 and 2008, respectively)	703	(3,244)	(5,309)	(8,231)

Net loss	$(15,246)	$(18,856)	$(68,428)	$(80,615)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.44)	$(0.44)	$(1.76)	$(2.03)
Income (loss) from discontinued operations	0.02	(0.09)	(0.15)	(0.23)

Net loss	$(0.42)	$(0.53)	$(1.91)	$(2.26)

Weighted average common shares outstanding:
Basic and diluted	35,944	35,689	35,884	35,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$96,317	$106,891
Trade accounts receivable, less allowances of $4,577 and $6,194 at September 30, 2009 and December 31, 2008, respectively	76,946	84,984
Other receivables	5,576	41,516
Inventories	54,788	68,868
Other current assets	8,300	8,358

Total current assets	241,927	310,617
Property, plant and equipment, net	67,884	80,374
Goodwill	111,193	111,193
Other assets, net	14,307	18,956

Total assets	$435,311	$521,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,547	$35,414
Accrued liabilities	29,148	37,794
Current maturities of long-term debt	47	44

Total current liabilities	75,742	73,252
Long-term debt, net of current maturities	299,147	319,182
Other long-term liabilities	23,406	26,232

Total liabilities	398,295	418,666
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,120 and 36,128 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	360	357
Additional paid-in capital	149,166	146,650
Accumulated deficit	(105,547)	(37,119)
Accumulated other comprehensive loss	(6,963)	(7,414)

Total stockholders’ equity	37,016	102,474

Total liabilities and stockholders’ equity	$435,311	$521,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(68,428)	$(80,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,882	15,978
Asset impairments	470	10,130
Amortization of deferred loan costs	3,134	2,127
Bad debt expense	1,656	3,043
Net non-cash expense from discontinued operations	732	3,097
Stock compensation expense	2,521	6,360
Deferred income taxes	302	22,453
Net gain on sales of assets	(525)	(1,159)
Changes in assets and liabilities:
Receivables	42,035	(6,659)
Inventories	14,080	3,744
Other current assets	58	(135)
Other assets and liabilities	(2,669)	1,581
Accounts payable	11,133	4,803
Accrued liabilities	(8,646)	(8,043)

Net cash provided by (used in) operating activities	9,735	(23,295)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,976)	(7,587)
Proceeds from sale of property, plant and equipment	1,702	2,665
Cash used for acquisitions, net	—	830

Net cash used in investing activities	(274)	(4,092)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit facility	(20,000)	60,000
Payments of long-term debt	(32)	(29)
Deferred loan costs	—	(380)
Exercise of stock options	123	1,831
Repurchase of common stock	(126)	(399)

Net cash (used in) provided by financing activities	(20,035)	61,023

Net change in cash and cash equivalents	(10,574)	33,636
Cash and cash equivalents at beginning of period	106,891	97,574

Cash and cash equivalents at end of period	$96,317	$131,210

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
     The condensed consolidated balance sheet as of December 31, 2008 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2008 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2008 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K. We have evaluated subsequent events through the time of filing these financial statements with the Securities and Exchange Commission on October 27, 2009.
2. Asset Impairments
Goodwill
     Management closely monitors trends in economic factors and their effects on operating results to determine if an impairment trigger is present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with the Intangibles — Goodwill and Other topic of the FASB Accounting Standards Codification (the “Codification”). During the second quarter of 2008, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to one of our reporting units which was significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for this reporting unit exceeded its estimated fair value; and therefore, we recorded a $3.5 million pre-tax goodwill impairment charge included in asset impairments on the condensed consolidated statement of operations for the nine months ended September 30, 2008. There have been no impairment triggers or impairment charges during 2009. We will continue to evaluate the recoverability of our goodwill as continued declines in housing activity could result in additional impairment.
Long-lived Assets
     The unfavorable economic factors that were present throughout the second quarter of 2008 also prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with the Property, Plant, and Equipment topic of the Codification. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated the fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded an impairment for the amount by which the carrying value exceeded the estimated fair value. Included in asset impairments on the condensed consolidated statements of operations for the nine months ended September 30, 2008 is a $2.2 million impairment charge related to leasehold improvements and a $4.4 million impairment charge related to customer relationship intangibles.

During the second quarter of 2009, management determined that the carrying value of a parcel of real estate being held for sale was impaired and recorded an asset impairment charge of $0.5 million included in the condensed consolidated statements of operations for the nine months ended September 30, 2009. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.
3. Net Loss per Common Share
     Net loss per common share (“EPS”) is calculated in accordance with the Earnings per Share topic of the Codification which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares for basic EPS	35,944	35,689	35,884	35,605
Dilutive effect of stock awards and options	—	—	—	—

Weighted average shares for diluted EPS	35,944	35,689	35,884	35,605

     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 157,000 and 405,000 restricted stock shares excluded from the computations of basic EPS for the three and nine months ended September 30, 2009 and 2008, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 2.6 million and 2.9 million shares of common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2009 and 2008, respectively, because their effect was anti-dilutive.
4. Receivables
     Trade accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Trade accounts receivable	$81,523	$91,178
Less: allowance for returns and doubtful accounts	4,577	6,194

Trade accounts receivable, net	$76,946	$84,984

     Other receivables consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Income tax receivables	$1,533	$35,268
Other	4,043	6,248

Other receivables	$5,576	$41,516

5. Debt
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Revolving credit facility	$20,000	$40,000
Floating rate notes	275,000	275,000
Other	4,194	4,226

	299,194	319,226
Less: current portion of long-term debt	47	44

Total long-term debt, net of current maturities	$299,147	$319,182

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
     Loans under the 2007 Agreement are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement. Our net borrowing base availability at September 30, 2009 was $30.7 million, excluding cash on deposit with the agent. Cash on deposit with the agent at September 30, 2009, was $28.0 million, of which $4.3 million was needed to augment the $35 million excess availability requirement contained within the revolving credit agreement. As a result, our borrowing availability at September 30, 2009, was $0. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus agent specified reserves, outstanding borrowings and letters of credit. This amount must exceed $35 million at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet. The fixed charge coverage ratio is defined as the ratio of earnings before interest expense, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
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
     We utilize interest rate swaps in order to mitigate a portion of the interest rate risk that we are exposed to in the normal course of business on our floating rate notes. Our three swaps are designated and qualify as fully effective cash flow hedges. All changes in fair value are recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing is recognized. Based on interest rates in effect on the interest rate swaps at the end of the quarter, we expect to reclassify approximately $5.4 million of losses into interest expense within the next twelve months. The table below presents the effect of our interest rate swap derivatives on the condensed consolidated statements of operations (in thousands):

						Amount of Loss Reclassified
Derivatives	Amount of Income (Loss) Recognized in OCI*					from OCI Into Income*
Designated as	Three Months Ended		Nine Months Ended		Location of Loss	Three Months Ended		Nine Months Ended
Hedging	September 30,		September 30,		Reclassified	September 30,		September 30,
Instruments	2009	2008	2009	2008	from OCI into Income	2009	2008	2009	2008
Interest rate swaps	$(1,770)	$(1,043)	$(2,617)	$450	Interest expense, net	$(1,276)	$(140)	$(3,068)	$(319)

*	Net of tax

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
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At September 30, 2009, the reserve for the swaps was $8.4 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
     The Fair Value Measurements and Disclosures topic of the Codification establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations of financial assets and liabilities and increases disclosures surrounding these calculations. The three levels of inputs are defined as follows:
     Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by us
     Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1
     Level 3 — inputs that are unobservable in the marketplace and significant to the valuation
     The Fair Value Measurements and Disclosures topic of the Codification requires us to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.
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
     The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of September 30,	Measurement as of	As of December 31,	Measurement as of
	2009	September 30, 2009	2008	December 31, 2008
Interest rate swaps (included in Other long-term liabilities)	$7,644	$7,644	$7,667	$7,667

     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at September 30, 2009 based on recent trading was approximately $242.3 million. The carrying value of amounts outstanding under the 2007 Agreement approximates fair value.

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
     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior year have been aggregated and reclassified as discontinued operations in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008. We will have no further involvement in this market. We completed the exit plan in the second quarter of 2009. The goodwill and asset impairment charges recorded in 2008 are included in loss from discontinued operations, net of tax, in the condensed consolidated statements of operations. Also included in loss from discontinued operations, net of tax, are the historical operating results of our New Jersey market which we exited in December 2008. Sales from discontinued operations were $0.0 million and $22.3 million for the three months ended September 30, 2009 and 2008, respectively; and $6.6 million and $67.0 million for the nine months ended September 30, 2009 and 2008, respectively.
     As part of the plan to exit the Ohio market, in the second quarter of 2009 we expensed $0.9 million related to future lease obligations on closed facilities, recorded $0.8 million related to employee severance, and sold inventory, machinery and equipment with a net book value of approximately $1.0 million for cash proceeds of $0.6 million, resulting in a loss on the sale of these assets of $0.4 million. We also negotiated lease terminations for two of the closed locations. We paid approximately $0.6 million under the terms of the agreements to release the Company from the remaining obligations under these leases and adjusted our facility closure reserve accordingly. These amounts are included in loss from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009.
     The facility and other exit cost reserves related to our discontinued operations in Ohio and New Jersey were $4.2 million at September 30, 2009, of which $2.6 million is recorded as other long-term liabilities. In the current quarter, we negotiated a lease termination relating to a property associated with our discontinued New Jersey operations. We paid approximately $0.6 million under the terms of the agreement which released the Company from its remaining obligations under this lease. As a result, we recorded an adjustment to our facility closure reserve in the current quarter. The following table summarizes the activity in these reserves for the first nine months of 2009 (in thousands):

	December 31, 2008	Additions	Payments	Adjustments	September 30, 2009
Facility and other exit costs, net of estimated sub-lease rental income	$6,587	$1,510	$(2,727)	$(1,231)	$4,139
Employee severance and termination benefits	419	799	(1,196)	—	22

Total facility closure reserve	$7,006	$2,309	$(3,923)	$(1,231)	$4,161

7. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(15,246)	$(18,856)	$(68,428)	$(80,615)
Other comprehensive income (loss) — change in fair value of interest rate swap agreements, net of related tax effect	(494)	(903)	451	769

Total comprehensive loss	$(15,740)	$(19,759)	$(67,977)	$(79,846)

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
     The exchange of original options for new option grants was treated as a modification of the original options in accordance with the Compensation — Stock Compensation topic of the Codification. The remaining unamortized stock compensation expense related to the original options will continue to be amortized over the original vesting period related to those options. The compensation expense for the incremental difference between the fair value of the new options and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, will be amortized over the vesting period of the new option grants which vest ratably over a term of approximately three years.
9. Facility Closure Costs
     During the first quarter of 2009, we developed a plan to close a distribution facility in Maryland and an administrative facility in South Carolina and recognized $0.6 million in facility closure costs which are primarily related to future minimum lease obligations on these vacated facilities, net of estimated sub-rental lease income. During the second quarter of 2009, we recognized an additional $0.7 million in facility closure costs relating to lease termination costs and revisions to sub-rental income estimates. Facility closure reserves relating to our continuing operations were approximately $2.6 million at September 30, 2009, of which $1.8 million was classified as other long-term liabilities.
     As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market, we may temporarily idle facilities with plans to reopen these facilities once capacity returns to the market. At September 30, 2009, we had three idled facilities; one in Georgia, Florida, and South Carolina. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in these markets worsen, or recovery take significantly longer than forecasted, these facilities may be permanently closed, at which time asset impairment charges could be incurred. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.
     We continuously monitor economic conditions in all our markets, and while at the present time there are no plans to close or idle additional facilities, changes in market conditions may warrant future closings or idling of facilities.

10. Income Taxes
In accordance with the Income Taxes topic of the Codification, during the three months ended September 30, 2009, we recorded a net valuation allowance of $6.0 million against the net deferred tax assets generated from the net loss during the period, of which $6.2 million related to continuing operations. During the nine months ended September 30, 2009, we recorded a valuation allowance of $27.4 million against the net deferred tax assets generated from the net loss during the period, of which $25.0 million related to continuing operations and $2.4 million related to discontinued operations During the three and nine month periods ended September 30, 2008, we recorded a valuation allowance of $3.2 million and $27.3 million against our net deferred tax assets, respectively, all of which related to continuing operations. We evaluate our deferred tax assets quarterly to determine if a valuation allowance is required.
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
11. Commitments and Contingencies
     The Company has been named as a nominal defendant, and its directors named as defendants, in a consolidated class and derivative action lawsuit, and an additional derivative action lawsuit, relating to the proposed rights offering and debt exchange. An agreement in principle has been reached to consolidate and settle these lawsuits, subject to both court approval of the settlement and closing of the rights offering and debt exchange transactions. Potential losses to the Company, if any, stemming from these lawsuits, and the extent to which our directors’ and officers’ liability insurance would cover such losses, has yet to be determined. As a result, potential losses to the Company, if any, pertaining to these lawsuits are not currently probable and reasonably estimable, as defined by the Contingencies topic of the Codification, and no reserve for these potential loss contingencies has been recorded as of September 30, 2009.
     We are also a party to various other legal proceedings in the ordinary course of business. The company maintains insurance against most of these claims. Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future costs would not be material to our results of operations or liquidity for a particular period.
12. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed by the Segment Reporting topic of the Codification, and thus have one reportable segment.
     Sales by product category for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Prefabricated components	$36,479	$54,493	$100,559	$157,938
Windows & doors	44,728	63,839	127,658	199,221
Lumber & lumber sheet goods	46,611	65,975	125,018	195,203
Millwork	20,545	26,230	55,883	83,394
Other building products & services	40,502	55,465	114,805	163,353

Total sales	$188,865	$266,002	$523,923	$799,109

13. Subsequent Event
     On September 1, 2009, we announced that we had received a proposal from our two largest stockholders, JLL Partners Fund V, L.P. (“JLL”) and Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), for a common stock rights offering and debt exchange. Our Board of Directors formed a special committee of independent directors to review and respond to this proposal. Following negotiations among JLL, Warburg Pincus and the special committee, on October 23, 2009, we announced a revised proposal from JLL and Warburg Pincus providing for a $205 million common stock rights offering and debt exchange for our Second Priority Senior Secured Floating Rate Notes due 2012 (the “2012 notes”). We expect to raise up to $205 million of new equity by way of a rights offering to our stockholders to purchase common stock at a subscription price of $3.50 per share. We intend to use $75 million of the proceeds of the rights offering for general corporate purposes and to use any incremental proceeds to repurchase a portion of our 2012 notes. Holders of the 2012 notes will exchange, at par, their 2012 notes for cash, new notes with an interest rate of LIBOR (subject to a 3.0% floor) plus 1000 basis points that will mature in 2016, or a combination of cash and new notes, subject to proration. To the extent that the gross proceeds of the rights offering are less than $205 million, holders of the 2012 notes will convert a portion of the 2012 notes into common stock at an exchange price equal to the subscription price of the rights offering, as described below.
The transaction will benefit us by:
•	providing us with significant incremental liquidity to fund operations;

•	deleveraging our balance sheet; and

•	extending the maturity of our remaining indebtedness under the 2012 notes.
The Rights Offering
     Under the terms of the rights offering, we will distribute, at no charge to the holders of our common stock, transferable rights to purchase up to an aggregate of 58,571,428 new shares of common stock at a subscription price of $3.50 per share. The number of transferable rights to be distributed per share of common stock will be announced when our Board of Directors sets a record date for the rights offering and will be set forth in a registration statement to be filed with the Securities and Exchange Commission (“SEC”) and a prospectus distributed to stockholders of record as of the record date. Each whole right will entitle a holder to purchase one share of common stock at the subscription price. Holders of rights (other than JLL and Warburg Pincus) who fully exercise their rights will be entitled to subscribe for and purchase, subject to certain limitations and subject to allotment, additional shares that remain unsubscribed as a result of any unexercised rights (up to the number of shares for which a holder may subscribe under its basic subscription privilege).
     JLL and Warburg Pincus, who collectively beneficially own approximately 50% of our common stock, have each agreed to backstop the rights offering for no fee under the terms of an Investment Agreement between the Company, JLL, and Warburg Pincus, by purchasing from the Company, at the subscription price, unsubscribed shares of common stock such that gross proceeds of the rights offering will be $75 million. In addition, to the extent gross proceeds of the rights offering are less than $205 million, each of JLL and Warburg Pincus has agreed to exchange up to $48.909 million aggregate principal amount of the 2012 notes indirectly held by it for shares of our common stock at an exchange price equal to the rights offering subscription price, subject to proration from the participation of other holders of 2012 notes who exchange their 2012 notes for shares of our common stock not subscribed for through the exercise of rights in the rights offering.
     The first $75 million of gross proceeds from the rights offering will be used for general corporate purposes and to pay the expenses associated with the transaction, and, to the extent gross proceeds of the rights offering exceed $75 million, those proceeds will be used to repurchase a portion of the outstanding 2012 notes exchanged in the debt exchange.
The Debt Exchange
     Under the terms of the debt exchange, we will exchange up to $145 million of newly issued Second Priority Senior Secured Floating Rate Notes due 2016 (the “2016 notes”) and up to $130 million in cash from the proceeds of the rights offering in exchange for our outstanding 2012 notes.
     To the extent we receive less than $205 million of gross proceeds from the rights offering, JLL and Warburg Pincus will exchange their 2012 notes, and other participants in the debt exchange will exchange all or a portion of their 2012 notes, for shares of common stock at an exchange price equal to the subscription price, rather than for the 2016 notes or cash, subject to proration. To the extent the gross proceeds from the rights offering, plus the aggregate principal amount of any 2012 notes exchanged for common stock do not equal $205 million, participants in the debt exchange will receive, in exchange for a portion of their 2012 notes, shares of common stock at an exchange price equal to the subscription price.

     In addition, holders who exchange their 2012 notes in the debt exchange will consent to amend the indenture under which the 2012 notes were issued to eliminate certain restrictive covenants and release the liens on the collateral securing the 2012 notes. Holders of approximately 66 2/3% of the aggregate principal amount of the 2012 notes, excluding JLL and Warburg Pincus, must consent to such amendments to the indenture governing the 2012 notes in order for the amendments to become effective.
     We have entered into support agreements with the holders of 84.0% of the aggregate principal amount of the 2012 notes under which such noteholders have agreed to exchange their 2012 notes in the debt exchange and consent to the amendments to the indenture governing the 2012 notes.
     Consummation of the rights offering and debt exchange is subject to stockholder approval of the issuance of the shares to be issued in the rights offering, the backstop commitment, and the debt exchange; the exchange of at least 95% of the aggregate principal amount of 2012 notes in the debt exchange; court approval of the agreement to settle lawsuits relating to the transaction (see Note 11); and other customary closing conditions. We cannot assure that we will be successful in completing the common stock rights offering or the debt exchange, on the terms outlined herein.
14. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted these provisions on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of certain provisions for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of these provisions did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued guidance under the Business Combinations topic of the Codification which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. This guidance also establishes expanded disclosure requirements for business combinations. This guidance was effective for us on January 1, 2009, and we will apply these provisions prospectively to all business combinations subsequent to the effective date.
     In March 2008, the FASB issued guidance under the Derivatives and Hedging topic of the Codification which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted these provisions effective January 1, 2009. See Note 5 to the condensed consolidated financial statements for our disclosures about derivative instruments and hedging activities.

     In June 2008, the FASB issued guidance under the Earnings per Share topic of the Codification requiring that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of basic earnings per share (“EPS”) using the two-class method. This guidance, which we adopted January 1, 2009, requires retrospective application. The application of this guidance did not have a material impact on the computation of our EPS as discussed in Note 3 to the condensed consolidated financial statements.
     In April 2009, the FASB issued guidance under the Financial Instruments topic of the Codification which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance was effective for interim and annual periods ending after June 15, 2009. We adopted these provisions during the second quarter and it had no material impact on our condensed consolidated financial statements. See Note 5.
     In June 2009, the FASB issued guidance under the Subsequent Events topic of the Codification which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance was effective for all interim and annual periods ending after June 15, 2009. We adopted these provisions during the second quarter and it had no material impact on our condensed consolidated financial statements. See Note 1.
     In June 2009, the FASB announced that the FASB Accounting Standards Codification was the new source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities. On the effective date of this guidance, the Codification superseded all existing non-SEC accounting and reporting standards. This guidance became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of these provisions during the current quarter did not have an impact on our financial position or results of operations.
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
     We group our building products into five product categories:
•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.
     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is primarily driven by new residential construction, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the general health of the economy and mortgage markets. Over the past few years, homebuilders have significantly decreased their starts because of lower demand and excess home inventory. This decline in housing activity has significantly affected our financial performance. While, we expect that difficult housing conditions will likely continue into 2010, we believe, ultimately, that housing demand will return to levels where we again can be profitable. Low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate will be key drivers behind future increases in housing demand.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to accelerate during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, fell 20.0% and 33.9% during the three and nine months ended September 30, 2009, respectively, compared to 18.1% and 36.8% declines in housing activity within our markets during the same periods, indicating we may have lost market share with some of these builders in the current quarter. Recent bankruptcies and closures in the industry have combined to create excess inventory levels, and in general are depressing prices, especially on commodity products. We have endeavored to protect gross margins in recent months, at times at the detriment of market share growth, especially with some of the larger builders. We may see this trend continue until excess inventory levels have cleared the market and pricing pressure begins to subside. We still believe that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets. Additionally, during the downturn, we will continue to expand our custom homebuilder base, but this growth may be limited by our tight credit standards.

•	Expand into Multi-Family and Light Commercial Business. We have diversified, and expect to continue to diversify, our customer base by growing our sales in the multi-family and light commercial segments. This growth has primarily been achieved by the expansion of our turn-key installation services, which has grown to 24.4% of our total sales for the quarter ended, up from 21.1% last year. We expect this growth to moderate over the next several quarters as illiquid credit markets limit the commencement of new projects.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key initiative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue until we see a meaningful increase in housing activity. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy worsened and the economy fell into a recession. The credit markets and financial services industry have recently experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. Although Congress and applicable regulatory authorities have enacted legislation and implemented policies and plans designed to free up the credit markets, it is unclear as to whether these actions have been effective to date or will be effective in the future. Better access to mortgage financing and commercial credit is critical for stabilization and growth of the housing industry.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
CURRENT OPERATING CONDITIONS AND OUTLOOK
     Housing conditions remain challenging. The seasonally adjusted annual rate for national single-family housing starts at September 30, 2009 was 501,000, down 8.7% from an annual rate of 549,000 one year ago, and down 72.5% from the peak of 1,823,000 in the first quarter of 2006. For the third quarter, national single-family housing starts were 137,800, down from starts of 163,000 in the third quarter of 2008, a 15.5% decline. For the first nine months of 2009, national single-family housing starts were 339,800, down from starts of 518,800 through September of 2008, a 34.5% decline. We felt the impact of these difficult conditions on our third quarter results although we were able to mitigate some of the impact through execution of our strategy, which consists of prudently growing market share, adjusting staffing levels, monitoring our physical capacity, and protecting liquidity. Net sales for the quarter were

$188.9 million, down $77.1 million, or 29.0%, compared to $266.0 million in the third quarter of 2008. While the rate of decline for single-family starts slowed during the quarter, down only 15.5%, single-family units under construction fell 33.8% from the year ago period. We estimate that market share losses reduced our sales for the quarter by approximately 8%, the result of an extremely competitive pricing environment. However, for the year, we estimate that market share growth has added over 6% to our sales. We have recently sacrificed market share in an attempt to protect our gross margins and avoid unnecessary credit risks. Recent bankruptcies by several large building material companies have created excess inventory in our markets contributing to the highly competitive pricing environment. As the excess inventory clears, we may see the pricing pressure subside to some degree. We reduced our average full-time equivalent headcount by over 1,900 from the third quarter of 2008, a decrease of 38.4%. The reductions in payroll costs coupled with other cost reductions allowed us to reduce our selling, general and administrative expenses by 29.2% compared to the third quarter of 2008, and by 30.1% on a year-to-date basis, adjusting approximately 100% with our sales volume declines each period. We did not close any facilities during the quarter as our current level of sales activity supported the capacity. Our asset utilization remained strong, as our working capital as a percentage of sales, excluding cash and income tax receivables, dropped to 9.1% compared to 11.0% in the third quarter last year. Net cash used during the quarter was $15.8 million compared to $12.0 million in the third quarter of 2008, excluding revolving credit facility activity and income tax refunds. As expected, working capital was not a source of cash due to higher sales on a sequential quarter basis.
     The company cannot predict the duration of the current market conditions or the strength of a future recovery in the housing market. The housing momentum that was building early in 2009 appears to have abated in August when single-family housing starts unexpectedly fell and units completed increased as builders rushed to get homes completed prior to the pending expiration of the $8,000 federal tax credit for first-time homebuyers on December 1, 2009. Whereas from January — May 2009, housing starts were in-line with permits, since that time single-family starts have been exceeding permits. This typically means that housing activity is declining. Accordingly, we believe that housing starts will fall for the remainder of 2009 and possibly into early 2010. The extension of the tax credit, if any, could mitigate this expected decline. Additionally, increased competitive pressure arising from the current conditions could continue to have a negative impact on our sales, gross margins and operating results. We will continue to focus on prudently growing market share, protecting our gross margins, reducing operating costs and adjusting physical capacity as needed in order to conserve liquidity.
RECENT DEVELOPMENTS
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
     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior year have been aggregated and reclassified as discontinued operations in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008. We will have no further involvement in this market. We completed the exit plan in the second quarter of 2009. The goodwill and asset impairment charges recorded in 2008 are included in loss from discontinued operations, net of tax, in the condensed consolidated statements of operations. Also included in loss from discontinued operations, net of tax, are the historical operating results of our New Jersey market which we exited in December 2008. Sales from discontinued operations were $0.0 million and $22.3 million for the three months ended September 30, 2009 and 2008, respectively; and $6.6 million and $67.0 million for the nine months ended September 30, 2009 and 2008, respectively.
As part of the plan to exit the Ohio market, in the second quarter of 2009 we expensed $0.9 million related to future lease obligations on closed facilities, recorded $0.8 million related to employee severance, and sold inventory, machinery and equipment with a net book value of approximately $1.0 million for cash proceeds of $0.6 million, resulting in a loss on the sale of these assets of $0.4 million. We also negotiated lease terminations for two of the closed locations. We paid approximately $0.6 million under the terms of the agreements to release the Company from the remaining obligations under these leases. These amounts are included in loss from discontinued operations in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009.
Goodwill
     Management closely monitors trends in economic factors and their effects on operating results to determine if an impairment trigger is present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with the Intangibles — Goodwill and Other topic of the FASB Accounting Standards Codification (“the Codification”). During the second quarter of 2008, the macroeconomic factors that drive our business declined further prompting management to revise its expectations and perform an interim impairment test related to one of our reporting units which was significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. To determine the estimated fair value of goodwill, we utilized discounted future cash flows. Based on the results of this interim testing, management determined that the carrying value of goodwill for this reporting unit exceeded its estimated fair value; and therefore, we recorded a $3.5 million pre-tax goodwill impairment charge included in asset impairments on the condensed consolidated statement of operations for the nine months ended September 30, 2008. There have been no impairment triggers or impairment charges during 2009. We will continue to evaluate the recoverability of our goodwill as continued declines in housing activity could result in additional impairment.
Long-lived Assets
     The unfavorable economic factors that were present throughout the second quarter of 2008 also prompted management to revise its expectations and assess the recoverability of our long-lived assets in certain of our markets in accordance with the Property, Plant, and Equipment topic of the Codification. Based upon the results of this assessment, we determined the carrying amounts of certain assets exceeded their estimated fair values. We estimated the fair value of the assets utilizing discounted future cash flows and other relevant market data and recorded an impairment for the amount by which the carrying value exceeded the estimated fair value. Included in asset impairments on the condensed consolidated statements of operations for the nine months ended September 30, 2008 is a $2.2 million impairment charge related to leasehold improvements and a $4.4 million impairment charge related to customer relationship intangibles.
During the second quarter of 2009, management determined that the carrying value of a parcel of real estate being held for sale was impaired and recorded an asset impairment charge of $0.5 million included in the condensed consolidated statements of operations for the nine months ended September 30, 2009. We will continue to evaluate the recoverability of our long-lived assets as continued declines in housing activity could result in additional impairment.
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
RESULTS OF OPERATIONS
     The following table sets forth, for the three and nine months ended September 30, 2009 and 2008, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.1%	78.8%	78.6%	78.2%

Gross margin	20.9%	21.2%	21.4%	21.8%
Selling, general and administrative expenses	26.1%	26.2%	28.9%	27.1%
Facility closure costs	0.0%	0.3%	0.2%	0.1%
Asset impairments	0.0%	0.0%	0.1%	1.3%

Loss from operations	(5.2)%	(5.3)%	(7.8)%	(6.7)%
Interest expense, net	3.1%	2.3%	3.7%	2.4%
Income tax expense (benefit)	0.0%	(1.7)%	0.5%	(0.0)%

Loss from continuing operations	(8.3)%	(5.9)%	(12.0)%	(9.1)%
Income (loss) from discontinued operations, net of tax	0.3%	(1.2)%	(1.0)%	(1.0)%

Net loss	(8.0)%	(7.1)%	(13.0)%	(10.1)%

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008
     Sales. Sales for the quarter ended September 30, 2009 were $188.9 million, a 29.0% decrease from sales of $266.0 million for the three months ended September 30, 2008. The decrease is largely due to an 18.1% decline in housing starts within our markets coupled with a 12.8% decline in market prices for lumber and lumber sheet goods from the same period a year ago. In addition, we estimate that market share losses reduced our sales by about 8% during the current quarter as a result of our effort to protect gross margins and maintain credit standards. We were, however, able to offset some of the market share loss by our continued growth into the multi-family and light commercial segments.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2009		2008
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$36.5	19.3%	$54.5	20.5%	(33.1)%
Windows & doors	44.7	23.7%	63.8	24.0%	(29.9)%
Lumber & lumber sheet goods	46.6	24.7%	66.0	24.8%	(29.4)%
Millwork	20.6	10.9%	26.2	9.9%	(21.4)%
Other building products & services	40.5	21.4%	55.5	20.8%	(27.0)%

Total sales	$188.9	100.0%	$266.0	100.0%	(29.0)%

     Sales of all product categories have been negatively impacted by decreased housing activity. In addition, sales of our lumber & lumber sheet goods and prefabricated components categories were negatively impacted by lower market prices for wood products. Our largest sales decline was in the lumber and lumber sheet goods category, which fell $10.9 million due to volume and $8.5 million due to price. Overall, our sales mix has changed nominally from last year.
     Gross Margin. Gross margin for the quarter was $39.4 million, a $17.0 million decrease from last year. Our gross margin percentage dropped 0.3 percentage points to 20.9% from 21.2% in the third quarter of 2008. Lower sales volumes reduced margins by 0.4 percentage points (a result of fixed costs within cost of goods sold) while a shift in sales mix toward installed product sales reduced margins by 0.3 percentage points. We were able to partially offset these declines through increased prices. Despite passing on certain lower margin business thus sacrificing some market share, we have been unable to raise prices sufficiently to offset the impact of lower sales volumes and the growth in our lower margin turn-key installation business. This trend is likely to continue over the next several quarters.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $20.3 million, or 29.2% from last year. Salaries and benefits expense, excluding stock compensation expense, decreased $11.0 million, or 28.0%, compared to a 25.8% decline in sales volume. Total average full-time equivalent employee headcount for the quarter was 38.4% lower (35.9% lower for selling, general and administrative employees) than the year ago quarter. Office general and administrative expense declined $1.5 million due to lower telecommunication and travel related costs. Delivery expenses fell $3.7 million due to lower fuel costs and equipment lease expense as we eliminate excess fleet. Bad debt expense decreased $1.1 million due to better than expected recoveries coupled with overall improvement in the aging of our accounts receivable.
     As a percent of sales, selling, general and administrative expenses decreased from 26.2% in 2008 to 26.1% in 2009. Salaries and benefits expense as a percentage of sales decreased 0.3%, while bad debt expense decreased 0.5%. Partially offsetting these reductions were increases as a percentage of sales in office general and administrative, occupancy, and delivery expenses due to fixed costs within these expense categories.
     Interest Expense, net. Interest expense was $5.9 million in the third quarter of 2009, a decrease of $0.2 million from the third quarter of 2008. The decrease was primarily due to lower interest rates in the current quarter.
     Income Tax Expense (Benefit). We recognized income tax expense of $0.1 million, or a 1.0% effective tax rate, during the quarter compared to a benefit of $4.5 million, or a 22.2% benefit rate, for the same period a year ago. The income tax rate in the current quarter was impacted by a non-cash valuation allowance of $6.2 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 38.5%. The income tax rate in the third quarter of 2008 was impacted by a non-cash valuation allowance of $3.2 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 38.0% for the third quarter of 2008.
Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
     Sales. Sales for the nine month period ended September 30, 2009 were $523.9 million, a 34.4% decrease from sales of $799.1 million last year. During the period, housing starts in our markets decreased approximately 36.8%, while market prices for lumber and lumber sheet goods were on average 16.2% lower than the same period a year ago. We were able to partially offset these negative market dynamics by adding approximately 6% to our sales through market share growth including continued growth into the multi-family and light commercial segments.
     The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2009		2008
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$100.6	19.2%	$157.9	19.8%	(36.3)%
Windows & doors	127.6	24.4%	199.2	24.9%	(35.9)%
Lumber & lumber sheet goods	125.0	23.9%	195.2	24.4%	(36.0)%
Millwork	55.9	10.6%	83.4	10.4%	(33.0)%
Other building products & services	114.8	21.9%	163.4	20.5%	(29.7)%

Total sales	$523.9	100.0%	$799.1	100.0%	(34.4)%

     All our product categories have experienced volume declines associated with decreased housing activity. In addition, sales of our lumber & lumber sheet goods and prefabricated components categories have been negatively impacted by lower market prices for wood products. Our largest sales decline for the nine months ended September 30, 2009 was in the lumber and lumber sheet goods category, which fell $39.0 million due to volume and $31.2 million due to price.
     Our sales mix for the first nine months of 2009 was fairly consistent with the first nine months of 2008, with the exception of our other building products and services category. Our other building products and services category grew from 20.5% of total sales to 21.9% of total sales due to growth in our turn-key installation business. We believe our installation business and our value-added products and services give us a competitive advantage helping us to attract new business during this down cycle.

     Gross Margin. Gross margin decreased $61.9 million to $112.1 million. Our gross margin percentage decreased from 21.8% last year to 21.4% in the current period, a 0.4 percentage point decline. Our gross margin percentage increased 0.7 percentage points due to price, but decreased 0.7 percentage points due to volume (a result of fixed costs within cost of goods sold) and 0.4 percentage points due to a shift in sales mix toward installed product sales, which carry a lower gross margin percentage. Despite passing on certain lower margin business thus sacrificing some market share, we have been unable to raise prices sufficiently to offset the impact of lower sales volumes and the growth in our lower margin turn-key installation business. This trend is likely to continue over the next several quarters.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $65.2 million, or 30.1%. Our salaries and benefits expense, excluding stock compensation expense, decreased $37.8 million, or 30.6%, compared to a 30.5% decline in sales volume. Our total average full-time equivalent employee headcount for the first nine months of 2009 was down 39.3% (down 37.0% for selling, general and administrative employees) from the first nine months of 2008. Our office general and administrative expense decreased $7.3 million due to lower professional services fees and travel related costs. Our delivery expenses decreased $12.1 million due to lower fuel costs and equipment lease expense as we eliminate excess fleet. Bad debt expense was $1.7 million, down from $3.0 million for the nine months ended September 30, 2008, as we have been successful in collecting older accounts and reducing our overall delinquency rate.
     As a percent of sales, selling, general and administrative expenses increased from 27.1% in 2008 to 28.9% in 2009. Salaries and benefit expense as a percentage of sales increased 0.6%, occupancy increased 0.7%, and delivery costs increased 0.5%, all due to fixed costs within these expense categories. Bad debt expense decreased by 0.1% of sales.
     Interest Expense, net. Interest expense was $19.6 million in 2009, an increase of $0.7 million. The increase was primarily due to the write-off of $1.2 million of unamortized debt issuance costs in the first quarter of 2009 related to the capacity reduction of our credit facility from $350 million to $250 million, offset somewhat by lower interest rates in 2009.
     Income Tax Expense (Benefit). We recognized income tax expense of $2.4 million, or a 3.9% effective tax rate, compared to an income tax benefit of $0.4 million, or a 1.0% tax benefit rate, for the same period a year ago. The income tax rate in 2009 was impacted by a non-cash valuation allowance of $25.0 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 37.3%. The income tax rate in 2008 was impacted by a non-cash valuation allowance of $27.3 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the effect of this valuation allowance, the effective tax rate was a benefit of 38.0% for 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Availability under our $250 million revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge ratio as of September 30, 2009 and December 31, 2008 (in millions):

	As of
	September 30,		December 31,
	2009		2008
Accounts Receivable Availability	$55.0		$53.9
Inventory Availability	20.4		30.0
Equipment Availability	4.3		5.2

Gross Availability	79.7		89.1
Plus:
Qualified Cash	4.3		12.9
Less:
Agent Reserves	(11.7)		(10.4)

Borrowing Base	72.3		91.6
Less:
Outstanding Borrowings	(20.0)		(40.0)
Letters of Credit	(17.3)		(16.6)

Excess Availability	$35.0		$35.0

Borrowing Availability	$0.0		$0.0

Actual Fixed Charge Coverage Ratio	-1.89	x	-1.96	x

Required Fixed Charge Coverage Ratio*	1.00	x	1.00	x

*	Required only if excess availability falls below $35 million.

     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement. Our net borrowing base availability at September 30, 2009 was $30.7 million, excluding cash on deposit with the agent. Cash on deposit with the agent at September 30, 2009, was $28.0 million, of which $4.3 million was needed to augment the $35 million excess availability requirement contained within the revolving credit agreement. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus agent specified reserves, outstanding borrowings and letters of credit. This amount must exceed $35 million at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     In lieu of depositing cash with the agent, we could have repaid $4.3 million of borrowings at September 30, 2009, to meet the excess availability requirement. Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the revolving credit facility or increase cash on deposit with the agent. At September 30, 2009, we had $92.0 million of unencumbered cash that can be used to either repay the $37.3 million currently funded under the facility or support any shortfall in the net borrowing base availability. At September 30, 2009, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     At September 30, 2009, we had $92.0 million of usable cash, which we believe is sufficient to meet our anticipated needs, including contractual obligations for the next twelve months. We do not expect working capital or our credit facility to be a source of funds for the next twelve months. Based upon current housing conditions, we expect to use $50-$55 million of cash over the next twelve months to fund cash operating losses, capital expenditures, and cash interest expense. Our projected cash use is subject to change, and will be influenced by actual housing activity over the next twelve months as well as customer and supplier responses to our changing liquidity position.
     Due to the protracted nature of the housing correction and the uncertainties involved in predicting a future recovery, the company’s two largest stockholders, JLL Partners Fund V, L.P. and Warburg Pincus Private Equity IX, L.P., have submitted a proposal to the company, which would provide additional liquidity, reduce outstanding debt obligations, and extend the maturity of remaining debt. The details of the proposal are as follows:
Rights Offering and Debt Exchange
     On September 1, 2009, we announced that we had received a proposal from our two largest stockholders, JLL Partners Fund V, L.P. (“JLL”) and Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), for a common stock rights offering and debt exchange. Our Board of Directors formed a special committee of independent directors to review and respond to this proposal. Following negotiations among JLL, Warburg Pincus and the special committee, on October 23, 2009, we announced a revised proposal from JLL and Warburg Pincus providing for a $205 million common stock rights offering and debt exchange for our Second Priority Senior Secured Floating Rate Notes due 2012 (the “2012 notes”). We expect to raise up to $205 million of new equity by way of a rights offering to our stockholders to purchase common stock at a subscription price of $3.50 per share. We intend to use $75 million of the proceeds of the rights offering for general corporate purposes and to use any incremental proceeds to repurchase a portion of our 2012 notes. Holders of the 2012 notes will exchange, at par, their 2012 notes for cash, new notes with an interest rate of LIBOR (subject to a 3.0% floor) plus 1000 basis points that will mature in 2016, or a combination of cash and new notes, subject to proration. To the extent that the gross proceeds of the rights offering are less than $205 million, holders of the 2012 notes will convert a portion of the 2012 notes into common stock at an exchange price equal to the subscription price of the rights offering, as described below.
The transaction will benefit us by:
•	providing us with significant incremental liquidity to fund operations;

•	deleveraging our balance sheet; and

•	extending the maturity of our remaining indebtedness under the 2012 notes.
The Rights Offering
     Under the terms of the rights offering, we will distribute, at no charge to the holders of our common stock, transferable rights to purchase up to an aggregate of 58,571,428 new shares of common stock at a subscription price of $3.50 per share. The number of transferable rights to be distributed per share of common stock will be announced when our Board of Directors sets a record date for the rights offering and will be set forth in a registration statement to be filed with the Securities and Exchange Commission (“SEC”) and a prospectus distributed to stockholders of record as of the record date. Each whole right will entitle a holder to purchase one share of common stock at the subscription price. Holders of rights (other than JLL and Warburg Pincus) who fully exercise their rights will be entitled to subscribe for and purchase, subject to certain limitations and subject to allotment, additional shares that remain unsubscribed as a result of any unexercised rights (up to the number of shares for which a holder may subscribe under its basic subscription privilege).
     JLL and Warburg Pincus, who collectively beneficially own approximately 50% of our common stock, have each agreed to backstop the rights offering for no fee under the terms of an Investment Agreement between the Company, JLL, and Warburg Pincus, by purchasing from the Company, at the subscription price, unsubscribed shares of common stock such that gross proceeds of the rights offering will be $75 million. In addition, to the extent gross proceeds of the rights offering are less than $205 million, each of JLL and Warburg Pincus has agreed to exchange up to $48.909 million aggregate principal amount of the 2012 notes indirectly held by it for shares of our common stock at an exchange price equal to the rights offering subscription price, subject to proration from the participation of other holders of 2012 notes who exchange their 2012 notes for shares of our common stock not subscribed for through the exercise of rights in the rights offering.
     The first $75 million of gross proceeds from the rights offering will be used for general corporate purposes and to pay the expenses associated with the transaction, and, to the extent gross proceeds of the rights offering exceed $75 million, those proceeds will be used to repurchase a portion of the outstanding 2012 notes exchanged in the debt exchange.
The Debt Exchange
     Under the terms of the debt exchange, we will exchange up to $145 million of newly issued Second Priority Senior Secured Floating Rate Notes due 2016 (the “2016 notes”) and up to $130 million in cash from the proceeds of the rights offering in exchange for our outstanding 2012 notes.
     To the extent we receive less than $205 million of gross proceeds from the rights offering, JLL and Warburg Pincus will exchange their 2012 notes, and other participants in the debt exchange will exchange all or a portion of their 2012 notes, for shares of common stock at an exchange price equal to the subscription price, rather than for the 2016 notes or cash, subject to proration. To the extent the gross proceeds from the rights offering, plus the aggregate principal amount of any 2012 notes exchanged for common stock do not equal $205 million, participants in the debt exchange will receive, in exchange for a portion of their 2012 notes, shares of common stock at an exchange price equal to the subscription price.
     In addition, holders who exchange their 2012 notes in the debt exchange will consent to amend the indenture under which the 2012 notes were issued to eliminate certain restrictive covenants and release the liens on the collateral securing the 2012 notes. Holders of approximately 66 2/3% of the aggregate principal amount of the 2012 notes, excluding JLL and Warburg Pincus, must consent to such amendments to the indenture governing the 2012 notes in order for the amendments to become effective.
     We have entered into support agreements with the holders of 84.0% of the aggregate principal amount of the 2012 notes under which such noteholders have agreed to exchange their 2012 notes in the debt exchange and consent to the amendments to the indenture governing the 2012 notes.
     Consummation of the rights offering and debt exchange is subject to stockholder approval of the issuance of the shares to be issued in the rights offering, the backstop commitment, and the debt exchange; the exchange of at least 95% of the aggregate principal amount of 2012 notes in the debt exchange; court approval of the agreement to settle lawsuits relating to the transaction (see Note 11); and other customary closing conditions. We cannot assure that we will be successful in completing the common stock rights offering or the debt exchange, on the terms outlined herein.
     Should the rights offering and debt exchange not be consummated and conditions worsen beyond our current expectations, we will seek other sources of liquidity. One option would be to replace our current revolving credit facility with a new facility offering greater borrowing availability but likely at a higher interest rate with equity enticements such as warrants. There can be no assurance that any such financing would be available on favorable terms, if at all.
Consolidated Cash Flows
     Cash provided by operating activities was $9.7 million for the nine months ended September 30, 2009 compared to cash used in operating activities of $23.3 million for the nine months ended September 30, 2008. Cash provided by operating activities in the first nine months of 2009 was primarily driven by the receipt of approximately $32 million in income tax refunds during the second quarter of 2009 and by reductions in working capital due to declining sales volume. Cash used in operating activities in 2008 was primarily driven by a higher net loss combined with a less pronounced decrease in working capital, primarily due to a $13.2 million increase in income tax receivables.
     During the nine months ended September 30, 2009, cash used in investing activities was $0.3 million compared to cash used of $4.1 million in the same period of 2008. This decrease was primarily due to a reduction in capital expenditures of $5.6 million as the company continues its efforts to conserve cash.
     For the nine months ended September 30, 2009, cash used in financing activities was $20.0 million, the result of a $20.0 million pay down on our revolving credit facility. For the nine months ended September 30, 2008, cash provided by financing activities was $61.0 million, primarily due to $60.0 million in borrowings under our revolving credit facility.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted these provisions on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of certain provisions for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of these provisions did not have a material impact on our condensed consolidated financial statements.
     In December 2007, the FASB issued guidance under the Business Combinations topic of the Codification which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations. This guidance also establishes expanded disclosure requirements for business combinations. This guidance was effective for us on January 1, 2009, and we will apply these provisions prospectively to all business combinations subsequent to the effective date.
     In March 2008, the FASB issued guidance under the Derivatives and Hedging topic of the Codification which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted these provisions effective January 1, 2009. See Note 5 to the condensed consolidated financial statements for our disclosures about derivative instruments and hedging activities.
     In June 2008, the FASB issued guidance under the Earnings per Share topic of the Codification requiring that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of basic earnings per share (“EPS”) using the two-class method. This guidance, which we adopted January 1, 2009, requires retrospective application. The application of this guidance did not have a material impact on the computation of our EPS as discussed in Note 3 to the condensed consolidated financial statements.
     In April 2009, the FASB issued guidance under the Financial Instruments topic of the Codification which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance was effective for interim and annual periods ending after June 15, 2009. We adopted these provisions during the second quarter and it had no material impact on our consolidated financial statements. See Note 5.
     In June 2009, the FASB issued guidance under the Subsequent Events topic of the Codification which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance was effective for all interim and annual periods ending after June 15, 2009. We adopted these provisions during the second quarter and it had no material impact on our condensed consolidated financial statements. See Note 1.
     In June 2009, the FASB announced that the FASB Accounting Standards Codification was the new source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities. On the effective date of this guidance, the Codification superseded all existing non-SEC accounting and reporting standards. This guidance became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of these provisions during the current quarter did not have an impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding on September 30, 2009 and interest rate swap contracts in place at September 30, 2009, a 1.0% increase in interest rates would result in approximately $1.0 million of additional interest expense annually. As discussed in Note 5 to the condensed consolidated financial statements, our interest rate swap contracts are currently in a net liability position. Under the terms of our 2007 credit agreement, when these swap contracts are in a net liability position we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the contracts as of the last day of each month. At September 30, 2009, this reserve was $8.4 million.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2009, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

     Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company has been named as a nominal defendant, and its directors named as defendants, in a consolidated class and derivative action lawsuit, and an additional derivative action lawsuit, relating to the proposed rights offering and debt exchange. An agreement in principle has been reached to consolidate and settle these lawsuits, subject to both court approval of the settlement and closing of the rights offering and debt exchange transactions. Potential losses to the Company, if any, stemming from these lawsuits, and the extent to which our directors’ and officers’ liability insurance would cover such losses, has yet to be determined. As a result, potential losses to the Company, if any, pertaining to these lawsuits are not currently probable and reasonably estimable, as defined by the Contingencies topic of the Codification, and no reserve for these potential loss contingencies has been recorded as of September 30, 2009.
     We are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse impact on our consolidated financial position, cash flows or results of operations.
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
October 27, 2009

/s/ CHARLES L. HORN
Charles L. Horn
Senior Vice President — Chief Financial Officer (Principal Financial Officer)
October 27, 2009

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