Form 10-K
period 2009-12-31
Builders FirstSource, Inc.
filed 2010-03-04
CIK 1316835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $72.1 million based on the closing price per share on that date of $4.16 as reported on the NASDAQ Stock Market LLC.
     The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 3, 2010 was 96,708,529.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 24, 2010 are incorporated by reference into Part III of this Form 10-K.

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
OVERVIEW
     Builders FirstSource, Inc. is a leading supplier and manufacturer of structural and related building products for residential new construction. We have operations principally in the southern and eastern United States with 55 distribution centers and 51 manufacturing facilities, many of which are located on the same premises as our distribution centers. We have successfully acquired and integrated 27 companies since our formation and are currently managed as three regional operating groups — Atlantic, Southeast and Central — with centralized financial and operational oversight. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
     Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc. On October 13, 1999, the company’s name changed to Builders FirstSource, Inc. Publicly held since 2005, our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.
OUR INDUSTRY
     We compete in the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market. According to the National Association of Home Builders (“NAHB”), the single family residential construction market was an estimated $106.4 billion in 2009. The Pro Segment of this market consists predominantly of small, privately owned companies including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only five building product suppliers in the Pro Segment that generated $1 billion in sales according to ProSales magazine’s 2008 ProSales 100 list. On this list, we were the fifth largest building product supplier in 2008.
     Our industry is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, employment levels, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence and the economy in general. The homebuilding industry is undergoing a significant and sustained downturn due to negative trends in many of the factors listed above. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2009 declined 28.4% from 2008, and declined 40.5% during 2008 from 2007. Many homebuilders have significantly decreased their starts because of lower demand and an excess of both existing and new home inventory. The weakness in the homebuilding industry has resulted in a substantial reduction in the demand for our products and services during 2008 and 2009. However, the NAHB is predicting that U.S. housing starts will increase in 2010 to approximately 560,000 single family housing starts. This level for 2010 would represent a 25.8% increase from 2009 actual housing starts.

     Adding to the pressure on the housing industry are the severe limitations on credit availability for smaller homebuilders and homebuyers. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. This disruption precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, credit markets and the financial services industry experienced a significant crisis characterized by the bankruptcy and failure of various financial institutions and severe limitations on credit availability. These difficulties in the credit markets continued in 2009. As a result, the credit markets have continued to be highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. Because of the more restrictive standards on mortgages and the credit crisis, both potential homeowners and smaller homebuilders have limited access to credit which is adding to the severity of the downturn in our industry. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.
OUR CUSTOMERS
     We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint as we serve 32 markets in 9 states. According to 2009 U.S. Census data, we have operations in 17 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2009. In addition, approximately 44% of U.S. housing permits in 2009 were issued in states in which we operate. Recently, we expanded into the multi-family and light commercial business in certain of our regions. Our Shelby, Alabama location, which we acquired in 2007, gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction. This location also gives us a knowledge base in these types of construction. We plan on continuing to grow this business to further diversify our customer base and offset some of the declines in single family starts.
     Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2009, our top 10 customers accounted for approximately 21.8% of sales, and no single customer accounted for more than 6% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, D.R. Horton, Inc., KB Home, Hovnanian Enterprises, Inc., Pulte Homes, Inc. (including Centex Corp.), and The Ryland Group, Inc.
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
OUR PRODUCTS AND SERVICES
     We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We distribute a wide variety of building products and services directly to homebuilder customers. In addition, we manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. In addition to our full range of construction services, we offer a comprehensive offering of products that includes approximately 65,000 stock keeping units (“SKUs”). We believe our broad product and service offering combined with our scale and experienced sales force have driven market share gains, particularly with production homebuilders, and will help us to maintain our customer base during the downturn in the housing industry.
     We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. Since 2004, the combined sales of our prefabricated components, windows & doors and millwork product categories have increased from 47.1% to 54.0% of our total sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. Sales by product category for the years ended December 31, 2009, 2008 and 2007 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K.
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
     Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. This product line has declined as a percentage of our total sales over the last six years, as demonstrated by the fact that it represented 24.3% of total sales for the year ended December 31, 2009, compared to 39.6% of total sales in 2004. This change in product mix is due in part to a shift in builder demand toward prefabricated components for their framing needs. Despite this shift in product mix, we believe we have grown our market share for lumber & lumber sheet goods over this time period. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future, but to grow over the long-term at a slower rate than our other business lines.
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
OUR STRATEGY
     Our long-term strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry. We have modified our strategy in response to the declining macroeconomic factors that affect our industry. Our strategy during the housing downturn is to maximize financial performance without impairing our ability to compete and create value in the long term. We plan to implement this strategy through generating new business, focusing on cost, working capital and operating improvements, and most importantly conserving cash.

     Expand Current Customer Base. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders. We intend to leverage our business model, geographic breadth and scale to continue to grow our sales to the production homebuilders as they continue to gain market share. We have increased sales to our 10 largest production homebuilders from 18.7% of our net sales for the year ended December 31, 2008 to 21.8% of our net sales for the year ended December 31, 2009. However, during 2009 sales to our top 10 production homebuilders declined 20.2% compared to our net sales to these same customers in 2008. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share thorough the downturn. Additionally, during the downturn, we plan to prudently expand our presence in the custom homebuilder base while still adhering to our tight credit standards.
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
     Focus on Cost, Working Capital and Operating Improvements. We are extremely focused on expenses and working capital to remain a low cost supplier. We maintain a continuous improvement, “best practices” operating philosophy and regularly implement new initiatives to reduce costs, increase efficiency and reduce working capital. For example, we have linked our computer system to those of some customers to streamline the administrative aspects of the quoting, invoicing and billing processes. We also analyze our workforce productivity to determine the optimal labor mix that minimizes cost, and examine our logistics function to reduce the cost of inbound freight. Our focus on cost controls, working capital and operating improvements is particularly important during this downturn. Our largest controllable cost is our salaries and wages. Since the beginning of the housing downturn in March 2006, we have reduced our average full time equivalent headcount, excluding discontinued operations, by 59.4%. We have been thoughtful in reducing our headcount as a number of the reductions were the result of identifying and implementing operating efficiencies. We were also able to reduce office general and administrative expenses by $9.0 million for 2009, among other reductions. We expect single family housing starts to continue to stabilize and potentially show a slight improvement in 2010. We will continue to focus on flexing our variable costs with the change in housing starts. Although our working capital percentage has experienced an increase since December 2007, we are diligently focused on the controllable aspects of working capital, including days sales outstanding, inventory turns and accounts payable days outstanding.
     Conserve Cash. During a downturn, we realize the importance of acting quickly to conserve capital. We have pulled back our capital expenditures in 2009 and 2008 to maintenance capital levels. We also manage our credit tightly, especially in these conditions. As industry conditions deteriorate, we know it is important to extend credit prudently for a higher probability of collection on our accounts receivable. Our bad debt expense decreased $1.7 million in 2009 compared to 2008, as a result of our tighter credit policies. Additionally, in response to the unstable conditions within the financial markets, in September of 2008 we borrowed $60 million under our revolving credit facility. We initiated the borrowings in response to this instability to make certain we would have ample cash liquidity for our long-term needs. We paid back $20 million of the borrowed funds in the fourth quarter of 2008. We paid back an additional $20 million of the borrowed funds in the second quarter of 2009 leaving us with a cash balance of $84.1 million at the end of December 2009.
     Pursue Strategic Acquisitions. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our acquisition strategy centers on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we will selectively seek to acquire companies that manufacture prefabricated components such as roof and floor trusses, wall panels, stairs, and engineered wood, as well as other building products such as millwork. We will also seek to acquire companies that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there are a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and that the homebuilders in these markets, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings and/or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our senior management team has the experience and ability to identify acquisition candidates and integrate acquisitions, having acquired and integrated 27 companies since 1998. There may be opportunities for industry consolidation in 2010 and we would like to be at the forefront of this trend. However, liquidity is our primary area of focus in 2010 and 2011. Therefore, we will review potential acquisitions in light of our projected liquidity needs.

SALES AND MARKETING
     We seek to attract and retain customers through exceptional customer service, leading product quality, broad product and service offerings, and competitive pricing. This strategy is centered on building and maintaining strong customer relationships rather than traditional marketing and advertising. We strive to add value for the homebuilders through shorter lead times, lower material costs, faster project completion and higher quality. By executing this strategy, we believe we will continue to generate new business.
     Our experienced locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder, the salesperson and his or her team of experts review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction and regional aesthetic preferences. Next, the team determines the specific package of our products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2009, we employed approximately 341 outside sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 186 internal sales coordinators and product specialists.
BACKLOG
     Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, we generally do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order and shipment generally does not exceed a few days.
MATERIALS AND SUPPLIER RELATIONSHIPS
     We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, Great Southern Wood Preserve, U.S. Lumber and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation, M I Windows and Doors and Ply Gem Windows. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our and our suppliers’ national footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.
     We currently source products from approximately 3,400 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no materials purchases from any single supplier represented more than 8% of our total materials purchases in 2009, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.
     We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We believe we can obtain additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION
     Due to the decline in housing starts, we have and will continue to experience increased competition for homebuilder business. However, we believe we have a competitive advantage in our markets, especially in a housing downturn, as many of our competitors in the Pro Segment market are predominantly small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. Our largest competitors in our markets are 84 Lumber Co. (a privately held company), Stock Building Supply (a privately held company, majority owned by Gores Group) and Pro-Build Holdings, Inc. (a privately held company, formerly Strober Organization).
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
     Due in part to our long-standing customer relationships, local market knowledge and competitive pricing, we believe we have substantial competitive advantages over the small, privately owned companies with which we primarily compete. According to 2009 U.S. Census data, we have operations in 17 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits, and approximately 44% of U.S. housing permits in 2009 were issued in states in which we operate.
EMPLOYEES
     At December 31, 2009, we had approximately 2,700 full-time equivalent employees, none of whom were represented by a union. We believe that we have good relations with our employees.
INFORMATION TECHNOLOGY SYSTEMS
     Our primary enterprise resource planning (“ERP”) system, which we use for operations representing approximately 96% of our sales, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in changing product cost environments. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past helped to partially offset this negative cash flow. We have also from time to time utilized our credit facility to cover working capital needs if needed.
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
     In addition to our Web site, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.
EXECUTIVE OFFICERS
     Floyd F. Sherman, Chief Executive Officer, President and Director, age 70. Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and from February 2008 to the present. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. and C.H.I. Overhead Doors, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.
     M. Chad Crow, Senior Vice President and Chief Financial Officer, age 42. Mr. Crow joined the company in September 1999 as Assistant Controller. He served as Vice President — Controller of the company from May 2000 and was promoted to Senior Vice President and Chief Financial Officer in November 2009. Prior to joining the company, Mr. Crow served in a variety of positions at

Pier One Imports, most recently as Director of Accounting. Mr. Crow also has five years of public accounting experience with PriceWaterhouse. Mr. Crow is a C.P.A. and received his B.B.A. degree from Texas Tech University.
     Donald F. McAleenan, Senior Vice President and General Counsel, age 55. Mr. McAleenan has served as Senior Vice President and General Counsel of the company since 1998. Prior to joining the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.
     Morris E. Tolly, Senior Vice President — Operations, age 67. Mr. Tolly has served as Senior Vice President — Operations of the company since January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.
     Frederick B. Schenkel, Vice President — Manufacturing, age 60. Mr. Schenkel joined the company in 1998 when the company acquired Builders Supply and Lumber (“BSL”) from Pulte Home Corporation. He became Vice President of the company in 1999 and was promoted to Vice President — Manufacturing in 2002. Mr. Schenkel has more than 30 years of experience managing manufacturing facilities in the industry and, before joining BSL, held such positions as manufacturing manager for The Ryland Group, Inc., Vice President of Manufacturing for Diversified Homes Corporation of Maryland, and plant manager for Regional Building Systems, Inc. Mr. Schenkel holds a B.A. in accounting from Saint Bonaventure University.
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
     The building products industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or inventory levels, or weakening of the national economy or of any regional or local economy in which we operate, could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized homebuilders and sub-contractors, and shortages of material. In addition, the homebuilding industry is subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could continue to have a significant adverse effect on our financial condition, operating results and cash flows.
     The homebuilding industry is undergoing a significant and sustained downturn. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2009 declined 28.4% from 2008 and were down 57.4% compared to 2007. We believe that the market downturn is attributable to a variety of factors including: an economic recession; limited credit availability; excess home inventories; a substantial reduction in speculative home investment; a decline in consumer confidence; higher unemployment; and an industry-wide softening of demand. The downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal 2007, 2008, and 2009.

     In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued to date and has precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market, substantial declines in housing prices, and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets worsened and the economy fell into a recession. In addition, the credit markets and the financial services industry experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have severely restricted lending in order to conserve cash and protect their balance sheets. Mortgage financing and commercial credit for smaller homebuilders continues to be severely constrained. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not recover until conditions in the economy and the credit markets substantially improve.
     We cannot predict the duration and magnitude of the current economic and market conditions, or the timing or strength of a future recovery of housing activity in our markets, if any. We also cannot provide any assurances that the homebuilding industry will not weaken further or that the operational strategies we have implemented to address the current market conditions will be successful. Continued weakness in the homebuilding industry would have a significant adverse effect on our business, financial condition and operating results.
In view of the current housing downturn, we may be required to take additional impairment charges relating to our operations or close under-performing locations.
     During 2008, we recorded goodwill impairment charges of $39.9 million in continuing operations related to our Florida reporting unit and $4.0 million in discontinued operations, net of tax, related to our Ohio reporting unit. We also recorded in 2008 impairment charges related to long-lived assets, other than goodwill, of $7.0 million in continuing operations and $0.1 million in discontinued operations, net of tax. During 2009, we recorded an impairment charge of $0.5 million in continuing operations to reduce the carrying value of a parcel of real estate being held for sale. If the current weakness in the homebuilding industry continues, we may need to take additional goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry and market conditions, we may have to close certain facilities in under-performing markets, although we have no specific plans for additional facility closures at this time. Any such facility closures could have a significant adverse effect on our financial condition, operating results, and cash flows.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.
     As of the closing of our rights offering and debt exchange in January 2010, our funded debt was $165.0 million, which consisted of $20.0 million of outstanding borrowings under our senior secured revolving credit facility, $139.7 of our Second Priority Senior Secured Floating Rate Notes due in 2016 (“2016 notes”), and $5.3 million of our remaining Floating Rate Notes due in 2012 (“2012 notes”). In addition, we have significant obligations under ongoing operating leases that are not reflected in our balance sheet.
     As of the closing of our rights offering and debt exchange, $165.0 million of our debt was at a variable interest rate. If interest rates rise, our interest expense would increase. However, our interest rate swap contracts fix interest rates on primarily all of our outstanding long-term debt balances. Based on debt outstanding at the closing of our rights offering and debt exchange, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually. In addition, the 2016 notes issued in the debt exchange in January 2010 bear interest at a significantly higher interest rate (3-month LIBOR (subject to a 3% floor) plus 10%) than the interest rate under the 2012 notes (3-month LIBOR plus 4.25%).
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
     In addition, some of our debt instruments, including those governing our senior secured revolving credit facility and our notes, contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.
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
     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement governing our senior secured revolving credit facility and the indentures governing our 2016 notes restrict our ability to dispose of assets and use the proceeds from such disposition. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
     We are substantially reliant on cash on hand and our $250 million senior secured revolving credit facility to provide working capital and fund our operations. Our inability to renew or replace this facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2009, our outstanding borrowings under this facility were $20 million, and our net available borrowing capacity in excess of our minimum liquidity covenant was $0. Our inability to borrow additional funds under this facility to fund our working capital requirements and our operations could have a significant adverse effect on our financial condition, operating results and cash flows.
     Current economic conditions and conditions in the credit markets, and the economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions, and financial, business, and other factors, many of which are beyond our control. The prolonged continuation or worsening of the current market and macroeconomic conditions that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.
     We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including our 2012 notes, our 2016, and our senior secured revolving credit facility. The indenture governing the 2016 notes, moreover, restricts the amount of permitted indebtedness allowed the Company. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.
We may incur additional indebtedness.
     We may incur additional indebtedness under our senior secured revolving credit facility, which provides for up to $250.0 million of revolving credit borrowings. Given the severe housing downturn, we are currently substantially reliant on our cash on hand and our credit facility to fund our operations. In addition, we may be able to incur substantial additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the credit agreement governing our senior secured revolving credit facility and the indenture governing our 2016 notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.
     Our financing arrangements, including our senior secured revolving credit facility and the indentures governing our 2016 notes, contain various provisions that limit our ability to, among other things:
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
     In addition, our senior secured revolving credit facility requires us to meet a specified financial ratio. This financial ratio is a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation, and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing 12 month basis from the trigger date. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the indentures governing the senior secured revolving credit facility and our 2016 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these covenants, including those contained in our senior secured revolving credit facility and the indentures governing our 2016 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.
     At December 31, 2009, our net available borrowing capacity under our senior secured revolving credit facility in excess of the $35 million liquidity covenant was zero. Approximately $15.7 million of cash on hand at December 31, 2009 supported a short-fall in the calculation of the $35 million minimum liquidity covenant contained in the credit agreement. This covenant calculates as eligible borrowing base less outstanding borrowings. The resulting amount must equal or exceed $35 million or we are required to meet a fixed charge coverage ratio of 1:1, which we currently would not meet. Based on our 2010 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2010 and therefore, will not trigger the fixed charge coverage ratio requirement. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. Absent the use of cash in the calculation, we would have been forced to repay $15.7 million in borrowings to comply with the covenant. Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase cash on deposit with the agent.
We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.
     Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms ranging from 5 to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. If we close or idle a facility, we generally remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. During 2007, 2008, and 2009, we closed or idled a number of facilities for which we remain liable on the lease obligations. Our obligation to continue making rental payments in respect of leases for closed or idled facilities could have a material adverse effect on our business and results of operations.

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
     We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the senior secured revolving credit facility, the terms of the indenture governing our 2016 notes, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.
The building supply industry is cyclical and seasonal.
     The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows. For the year ended December 31, 2009, average prices for lumber and lumber sheet goods were 10.9% lower than the prior year. The current housing downturn has resulted in a prolonged period of relatively low market prices for wood products. Our lumber and lumber sheet goods product category represented 24.3% of total sales for the year ended December 31, 2009. We have no ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.
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
     Our 10 largest customers generated approximately 18.7% and 21.8% of our sales for the years ended December 31, 2008 and 2009, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the current housing downturn, many of our homebuilder customers have substantially reduced construction activity. Some homebuilder customers have exited or severely curtailed building activity in certain of our markets. This trend is likely to continue until there is a housing recovery in our markets. A prolonged housing downturn could have a significant adverse effect on our financial condition, operating results and cash flows.
     In addition to these factors, production homebuilders and other customers may: (1) seek to purchase some of the products that we currently sell directly from manufacturers, (2) elect to establish their own building products manufacturing and distribution facilities, or (3) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. In addition, continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results, and cash flows.
Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.
     The building products supply industry is highly fragmented and competitive. We face significant competition from local and regional building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than do we, (2) develop products that are superior to our products, (3) have the ability to produce similar products at a lower cost, (4) develop stronger relationships with local homebuilders, (5) adapt more quickly to new technologies or evolving customer requirements than do we, or (6) have access to financing on more favorable terms that we can obtain in the market. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results, and cash flows may be adversely affected.
We are subject to competitive pricing pressure from our customers.
     Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The current housing industry downturn has resulted in significantly increased pricing pressures from production homebuilders and other customers. In addition, continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure. If we are unable to generate sufficient cost savings to offset any price reductions, our financial condition, operating results and cash flows may be adversely affected. In addition, as a result of the housing downturn, several of our homebuilder customers have defaulted on amounts owed to us or their payable days have become extended as a result of their financial condition. Such payment failures or delays may significantly adversely affect our financial condition, operating results, and cash flows.
The ownership position of affiliates of JLL Partners Inc. and Warburg Pincus LLC limits other stockholders’ ability to influence corporate matters.
     JLL Partners Inc. (“JLL”) and Warburg Pincus LLC (“Warburg Pincus”) control Building Products, LLC, which owns approximately 51% of our outstanding common stock. Six of our ten directors hold positions with affiliates of either JLL or Warburg Pincus. Accordingly, JLL and Warburg Pincus have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL and Warburg Pincus are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters, and, as a result, we may take actions that some of our stockholders do not view as beneficial.
Our continued success will depend on our ability to retain our key employees and to attract and retain new qualified employees.
     Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, sales, and marketing personnel. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either quit or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results, and cash flows could be adversely affected.

The nature of our business exposes us to product liability and warranty claims and other legal proceedings.
     We are involved in product liability and product warranty claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.
Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.
     Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, the loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.
     Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, operating results, and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our delayed ability to pass on material price increases to our customers could adversely impact our financial condition, operating results, and cash flows.
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
     Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary ERP system, which we use for operations representing approximately 96% of our sales, is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. As part of our continuing integration of our computer systems, we plan to integrate our ERPs into a single system. This integration may divert management’s attention from our core businesses. In addition, we may experience delays in such integration or problems with the functionality of the integrated system, which could increase the expected cost of the integration. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, operating results and cash flows.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.
     We currently maintain a broad network of distribution and manufacturing facilities throughout the southern and eastern U.S. Any serious disruption to our facilities resulting from fire, earthquake, weather-related events, an act of terrorism, or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could seriously disrupt our ability to distribute products to our customers. If any of these events were to occur, our financial condition, operating results, and cash flows could be materially adversely affected.
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
     Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, a significant change in our business, the economy, or the housing market, an unexpected decrease in our cash flow for any reason, or the requirements of our senior secured revolving credit facility or the indenture governing our 2016 notes, could result in an inability to obtain the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results, and cash flows. In addition, although we have been successful in the past in integrating 27 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results, and cash flows.
Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.
     We are subject to various federal, state, local, and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Financial Accounting Standards Board or similar entities, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows.
We are subject to potential exposure to environmental liabilities and are subject to environmental regulation.
     We are subject to various federal, state, and local environmental laws, ordinances, and regulations. Although we believe that our facilities are in material compliance with such laws, ordinances, and regulations, as owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances, without regard to whether we knew of or were responsible for such contamination. No assurance can be provided that remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances, the discovery of unknown environmental conditions, more stringent standards regarding existing residual contamination, or changes in legislation, laws, rules or regulations. More burdensome environmental regulatory requirements may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows.

We may be adversely affected by uncertainty in the economy and financial markets, including as a result of terrorism and the war in the Middle East.
     Instability in the economy and financial markets, including as a result of terrorism and the war in the Middle East and Afghanistan, may result in a decrease in housing starts, which would adversely affect our business. In addition, the war, related setbacks or adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results, and cash flows. In addition, any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. Terrorist attacks similar to the ones committed on September 11, 2001, may directly affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results, and cash flows.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We have a broad network of distribution and manufacturing facilities in 9 states throughout the southern and eastern U.S. We have 55 distribution facilities and 51 manufacturing facilities, many of which are co-located in the following markets:

Alabama	Maryland/Virginia	South Carolina
Auburn	Baltimore/Washington	Anderson/Seneca
Central Alabama	Northeast Maryland	Charleston
Columbia
Florida	North Carolina	Florence
Bunnell	Charlotte	Grand Strand
Emerald Coast	Fayetteville	Greenville
Jacksonville	High Point	Southeast South Carolina
Orlando	Raleigh
South Florida	Washington	Tennessee
Tampa	Western North Carolina	Eastern Tennessee
	Wilmington	Knoxville
Georgia		Nashville
Atlanta
Central Georgia		Texas
Northern Georgia		Dallas/Fort Worth
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
     We lease 56 facilities and own 20 facilities. These leases generally have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, generally based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

     We operate a fleet of approximately 1,100 trucks to deliver products from our distribution and manufacturing centers to job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.
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
     Although our business and facilities are subject to federal, state and local environmental regulation, environmental regulation does not have a material effect on our operations. We believe that our facilities are in material compliance with such laws and regulations. As owners and lessees of real property, we can be held liable for the investigation or remediation of contamination on such properties, in some circumstances without regard to whether we knew of or were responsible for such contamination. Our current expenditures with respect to environmental investigation and remediation at our facilities are minimal, although no assurance can be provided that more significant remediation may not be required in the future as a result of spills or releases of petroleum products or hazardous substances or the discovery of unknown environmental conditions, or changes in legislation, laws, rules or regulations.
Item 4. Reserved
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock has been traded on the NASDAQ Stock Market LLC under the symbol “BLDR” since June 22, 2005. On March 3, 2010, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $3.04. The approximate number of stockholders of record of our common stock on that date was 119, although we believe that the number of beneficial owners of our common stock is substantially greater.
     The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2009
First quarter	$2.72	$0.88
Second quarter	$5.16	$1.89
Third quarter	$8.60	$3.78
Fourth quarter	$5.30	$3.50
2008
First quarter	$8.18	$5.72
Second quarter	$7.73	$5.05
Third quarter	$6.50	$3.86
Fourth quarter	$6.29	$0.82
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

     The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the 54-month period in comparison to the cumulative total returns of the Russell 2000 index and the S&P Building Products index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from June 30, 2005 to December 31, 2009. We became a public company on June 22, 2005.
COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among Builders FirstSource, Inc., The Russell 2000 Index
And The S&P Building Products Index

*	$100 invested on 6/22/05 in stock or 5/31/05 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010, Standard & Poor’s, a division of McGraw-Hill Companies, Inc. All rights reserved.

			S&P
	Builders	Russell	Building
	FirstSource, Inc.	2000	Products
6/05	$100	$100	$100
6/05	105	104	99
7/05	130	110	105
8/05	131	108	100
9/05	145	109	101
10/05	127	105	90
11/05	129	110	92
12/05	138	110	95
1/06	162	120	91
2/06	154	119	97
3/06	147	125	103
4/06	140	125	102
5/06	134	118	100
6/06	132	119	98
7/06	113	115	88
8/06	98	119	93
9/06	99	120	93
10/06	102	126	96
11/06	108	130	98
12/06	115	130	102
1/07	117	132	110
2/07	117	131	109
3/07	104	133	104
4/07	104	135	106
5/07	108	141	116
6/07	104	139	112
7/07	95	129	105
8/07	85	132	101
9/07	70	134	93
10/07	47	138	98
11/07	45	128	94
12/07	47	128	103
1/08	52	119	104
2/08	43	115	95
3/08	47	115	98
4/08	43	120	96
5/08	47	126	97
6/08	34	116	83
7/08	28	120	89
8/08	33	125	103
9/08	39	115	97
10/08	25	91	55
11/08	8	80	52
12/08	10	85	61
1/09	8	75	44
2/09	12	66	29
3/09	13	72	39
4/09	21	83	50
5/09	27	86	58
6/09	27	87	54
7/09	38	95	79
8/09	50	98	82
9/09	28	104	74
10/09	25	97	67
11/09	25	100	78
12/09	25	108	79

Item 6. Selected Financial Data
     The following selected consolidated financial data for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2007 and as of and for the years ended December 31, 2006 and 2005 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.
     The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)
Statement of operations data:
Sales	$677,886	$992,014	$1,468,428	$2,063,466	$2,138,068
Gross margin	142,406	215,541	363,161	544,814	543,355
Selling, general and administrative expenses(1)	201,403	280,010	341,941	401,536	424,134
Asset impairments	470	46,948	350	—	—
Facility closure costs	1,200	1,192	101	—	—
(Loss) income from continuing operations(2)	(56,889)	(120,583)	(2,607)	71,233	45,044
(Loss) income from continuing operations per share- basic(3)(4)	$(1.45)	$(3.10)	$(0.07)	$1.92	$1.42
(Loss) income from continuing operations per share- diluted(3)(4)	$(1.45)	$(3.10)	$(0.07)	$1.81	$1.32
Balance sheet data (end of period):
Cash and cash equivalents	$84,098	$106,891	$97,574	$93,258	$30,736
Total assets	434,951	521,140	647,423	748,515	724,407
Total debt (including current portion)	299,183	319,226	279,266	319,200	315,000
Stockholders’ equity	46,947	102,474	241,547	256,864	171,135
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$17,915	$20,833	$22,447	$20,410	$16,910

(1)	The year ended December 31, 2005 includes a cash payment (including applicable payroll taxes) of $35.5 million made to stock option holders in lieu of adjusting exercise prices in conjunction with our refinancing transaction. There were no similar payments for the years ended December 31, 2009, 2008, 2007 and 2006.

(2)	(Loss) income from continuing operations included a valuation allowance of $3.9 million and $31.6 million against primarily all of our deferred tax assets for the years ended December 31, 2009 and 2008, as discussed in Note 12 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

(3)	Reflects the impact of the 1-for-10 reverse stock split that occurred in May 2005.

(4)	Reflects an increase to the number of weighted average common shares by an adjustment factor of 1.09 related to the bonus element created in connection with our common stock rights offering. Also, reflects the impact of the adoption of the FASB guidance requiring that unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and be included in the computation of basic earnings per share using the two-class method. See Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

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
     We group our building products into five product categories:
•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.
Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience increasing pressure on our margins. The decline in housing starts continues to be widespread but we expect to see some improvement in 2010. We also still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to accelerate during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, fell 23.6% during 2009, which is slightly less than the overall decline in housing activity in the United States. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we plan to prudently expand our custom homebuilder base while maintaining our tight credit standards.
•	Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy worsened and the economy fell into a recession. The credit markets and financial services industry experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not recover until conditions in the credit markets substantially improve.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK
     The deterioration of the housing industry continued throughout 2009. For the year, actual single-family housing starts in the U.S. were 445,200, down from 622,000 last year, a 28.4% decline. An already weak housing industry was further damaged in 2009 by the financial crisis which limited the availability of credit to smaller homebuilders and potential homebuyers, and the general decline in the economy, among other factors. We felt the impact of these difficult conditions on our 2009 results although we were able to limit the impact through execution of our strategy. Our strategy principally consisted of generating new business, implementing cost containment programs which included reducing physical capacity and adjusting staffing levels, managing credit tightly and, most importantly, conserving cash. Overall, we feel these efforts were successful. We lowered our average full time equivalent headcount, excluding discontinued operations, by almost 1,500, a decrease of 33.0%, from 2008. The reductions in payroll costs coupled with other cost reductions allowed us to reduce our selling, general and administrative expenses by 28.1%. Our bad debt expense in 2009 decreased $1.7 million from 2008 despite the difficult economic conditions our customers faced. Because of these measures and others, we ended the year with $84.1 million in cash. We believe these efforts will not only benefit us in the short-term but will allow us to be a more efficient organization in the long-term.
     We expect the housing industry to stabilize and potentially show a slight improvement in 2010. In fact, the NAHB is forecasting 560,000 single-family housing starts for 2010, a 25.8% increase from 2009. We believe our strategy remains relevant in these conditions and allows us to focus on conserving liquidity while maintaining a viable operating platform. We have aggressively but prudently cut costs during this downturn, and these efforts will continue in 2010. In addition, we believe we can continue to partially offset the low level of housing starts by expanding our presence in the light commercial and multi-family segments, as well as increasing penetration with our top customers. Finally, we will continue to focus on working capital, to diligently control credit to our customers and also work with our vendors to improve our payment terms and pricing on our products.
     We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom, but we believe our market leadership, financial strength and operating efficiencies afford us the ability to manage through the downturn. We will continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past helped to partially offset this negative cash flow. We have also from time to time utilized our credit facility to cover working capital needs if needed.

RECENT DEVELOPMENTS
Valuation Allowance
     We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling $41.2 million against primarily all of our net deferred tax assets, of which $31.6 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income and $6.6 million related to our discontinued operations. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit. During 2009, we recorded an additional valuation allowance of approximately $3.9 million related to our continuing operations. We reduced the valuation allowance related to other comprehensive (loss) income and discontinued operations by approximately $1.1 million and $0.1 million, respectively.
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
Discontinued Operations, net of tax
     In 2007, the specific business climate related to our New Jersey operations continued to decline as housing activity softened. Due to the continued decline, we recorded a $10.6 million impairment of goodwill and $0.7 million in asset impairments related to our New Jersey operations. As of December 31, 2007, we had no goodwill remaining in our New Jersey reporting unit. In October 2008, we announced our intent to exit the New Jersey market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan prior to December 31, 2008 and will have no further significant continuing involvement in these operations. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our operations. As a result, the operating results of the New Jersey market for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. The goodwill and asset impairment charges recorded in 2007 are included in loss from discontinued operations, net of tax.
     In 2007, the specific business climate related to our Ohio operations declined as housing activity softened and our competitors gained market share. Accordingly, we recognized goodwill impairment charges of $16.9 million in 2007. We took certain actions including changing our operational management, reducing head count and targeting new customers in order to improve our operational performance in our Ohio market. Despite these efforts, the housing activity and operating results for this reporting unit declined further in 2008. As such, we recorded an additional $4.0 million goodwill impairment charge and a $0.1 million long-lived asset impairment charge relating to our Ohio operations in the second quarter of 2008. As of December 31, 2008, we had no goodwill remaining in our Ohio reporting unit. In September 2008, we also closed two facilities in Ohio as part of our continued efforts to reduce operating costs and return the market to profitability.
     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan in the second quarter of 2009 and will have no further significant continuing involvement in these operations. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior years have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. The goodwill impairment charges recorded in 2008 and 2007 and the asset impairment charges recorded in 2008 are included in loss from discontinued operations, net of tax, in their respective years.

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
     These acquisitions were accounted for by the purchase method, and accordingly the operating results are included in our consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as these acquisitions are not material. We did not have any acquisitions in 2009 or 2008.
RESULTS OF OPERATIONS
     The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2009	2008	2007
Sales	100.0%	100.0%	100.0%
Cost of sales	79.0%	78.3%	75.3%

Gross margin	21.0%	21.7%	24.7%
Selling, general and administrative expenses	29.7%	28.2%	23.3%
Asset impairments	0.1%	4.8%	—%
Facility closure costs	0.1%	0.1%	—%

(Loss) income from operations	(8.9)%	(11.4)%	1.4%
Interest expense, net	4.0%	2.6%	1.9%
Income tax benefit	(4.5)%	(1.8)%	(0.3)%

Loss from continuing operations	(8.4)%	(12.2)%	(0.2)%
Loss from discontinued operations, net of tax	(0.7)%	(1.9)%	(1.4)%

Net loss	(9.1)%	(14.1)%	(1.6)%

2009 Compared with 2008
     Macroeconomic factors continued to decline sharply in 2009 as both housing starts and commodity lumber and lumber sheet goods prices were down year-over-year. Single-family housing starts in our markets decreased approximately 28.3% while market prices for lumber and lumber sheet goods were on average approximately 10.9% lower than 2008. Single-family houses under construction in our markets decreased approximately 37.7% from 2008.
     Sales. Sales for the year ended December 31, 2009 were $677.9 million, a 31.7% decrease from sales of $992.0 million for 2008. The decline in our sales was primarily due to the decline in single family housing starts in our markets. During 2009, we further tightened our credit policies. As the housing industry continued to decline, it became even more important for us to extend credit prudently in order to avoid taking any unnecessary credit risks. This also contributed to our sales decline. Although these tighter credit standards reduce our growth potential, they also limit our exposure to large write-offs of uncollectible receivable balances in the future. Our installed product sales were down less than the overall decline in housing starts as we continued to expand into the multi-family and light commercial market. Additionally, we believe that we were able to slightly increase share with our Builder 100 customers.

     The following table shows sales classified by major product category (dollars in millions):

	2009		2008
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$129.8	19.1%	$194.2	19.6%	(33.2)%
Windows & doors	164.0	24.2%	248.5	25.1%	(34.0)%
Lumber & lumber sheet goods	164.6	24.3%	238.7	24.1%	(31.0)%
Millwork	72.8	10.7%	102.8	10.4%	(29.2)%
Other building products & services	146.7	21.7%	207.8	20.8%	(29.4)%

Total sales	$677.9	100.0%	$992.0	100.0%	(31.7)%

     We have felt the negative effect of decreased housing starts across all our product categories primarily due to volume declines. For the lumber & lumber sheet goods category, our unit volume accounted for 84% of our sales decline in this product category while our prices accounted for 16% of the decline. This equates to $62.0 million and $12.1 million in sales declines due to volume and price, respectively.
     Our sales mix continued to shift toward other building products and services during the year. This category grew as a percentage of sales due to expansion of our installation services in the multi-family and light commercial market. We believe our installation business and our value-added products and services give us a competitive advantage helping us to attract new business during the down cycle.
     Gross Margin. Gross margin decreased $73.1 million to $142.4 million. The gross margin percentage decreased from 21.7% in 2008 to 21.0% in 2009, a 0.7 percentage point decline. Our gross margin percentage decreased 0.6 percentage points due to volume (as a result of fixed costs within cost of goods sold) and 0.3 percentage points due to a shift in sales mix toward installed product sales, which carry a lower gross margin percentage. Our gross margin percentage increased by 0.2 percentage points due to price. We experienced margin compression across most product categories due to competition and lower sales volumes against fixed costs in our manufacturing facilities. If economic conditions continue to deteriorate, we could see further margin compression.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $78.6 million, or 28.1%. Average full-time equivalent employee headcount, excluding discontinued operations, decreased 33.0% compared to 2008, while our salaries and benefits, excluding stock compensation, decreased $45.1 million, or 28.8%, compared to a 28.9% decline in sales volume. We will continue to consider in-market consolidations and facility closures based on specific market conditions. Additionally, delivery expenses decreased $13.9 million, stock compensation expense decreased $5.6 million, our office general and administrative expense decreased $9.0 million, and occupancy expenses decreased $3.7 million from 2008.
     As a percent of sales, selling, general and administrative expenses increased from 28.2% in 2008 to 29.7% in 2009. Salaries and benefit expense as a percentage of sales increased 0.7%, occupancy by 0.5% due to the fixed nature of the category, and delivery costs by 0.4%. Stock compensation expense as a percentage of sales decreased 0.5%. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Asset Impairments. Asset impairments was $0.5 million in 2009 compared to $46.9 million in 2008. In 2009, we recorded an asset impairment charge of $0.5 million related to land we have held for sale. During 2008, the continued decline in the macroeconomic factors that drive our business and the unfavorable economic factors that existed caused us to revise our expectations and assess the recoverability of our long-lived assets. Based upon the results of our assessments, we determined the carrying amounts of certain assets exceeded their estimated fair values. We recorded goodwill impairment charges of $39.9 million related to our Florida reporting unit and recorded other asset impairment charges of $7.0 million, which consisted of $4.4 million of other intangible assets, $2.2 million of fixed assets and $0.4 million related to land held for sale.
     Interest Expense, net. Interest expense was $27.0 million in 2009, an increase of $1.4 million. The increase was primarily due to the write-off of $1.2 million in debt issue costs related to the reduction of our revolving credit facility from $350 million to $250 million in 2009 and $1.6 million in expense recorded related to the settlement of one of our swaps. These increases were partially offset by lower average interest rates in 2009.

     Income Tax (Benefit) Expense. We recorded an income tax benefit of $30.8 million during 2009 compared to a tax benefit of $17.7 million during 2008. Our benefit was reduced by an after tax, non-cash valuation allowance of $3.9 million and $31.6 million related to our net deferred tax assets for 2009 and 2008, respectively. In 2009, we recognized a $2.1 million income tax benefit in continuing operations related to losses generated by our discontinued operations due to recently enacted tax legislation that allowed for an extended carryback of net operating losses generated in 2009. Excluding the valuation allowance and the impact of this change in tax law for 2009, as well as the non-deductible portion of the goodwill impairment for 2008, our effective tax rate would have been 37.2 percent and 38.0 percent for 2009 and 2008, respectively.
2008 Compared with 2007
     Macroeconomic factors continued to decline sharply in 2008 as both housing starts, and commodity lumber and lumber sheet goods prices, were down year-over-year. Housing starts in our markets decreased approximately 42.7%, while market prices for lumber and lumber sheet goods were on average approximately 8.4% lower than 2007.
     Sales. Sales for the year ended December 31, 2008 were $992.0 million, a 32.4% decrease from sales of $1,468.4 million for 2007. The decline in our sales was primarily due to the decline in single family housing starts in our markets. We were able to mitigate some of the decline by expanding into the multi-family and light commercial market. Additionally, we were able to largely hold our share with our Builder 100 customers. Both of these items contributed to an approximate 10% market share growth in 2008. However, we were limited in growing our market share with custom builders due to our tight credit standards. Although these tight credit standards reduce our growth potential, they also limit our exposure to large write-offs in future quarters.
     The following table shows sales classified by major product category (dollars in millions):

	2008		2007
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$194.2	19.6%	$301.5	20.5%	(35.6)%
Windows & doors	248.5	25.1%	347.8	23.7%	(28.5)%
Lumber & lumber sheet goods	238.7	24.1%	393.0	26.8%	(39.3)%
Millwork	102.8	10.4%	145.0	9.9%	(29.1)%
Other building products & services	207.8	20.8%	281.1	19.1%	(26.1)%

Total sales	$992.0	100.0%	$1,468.4	100.0%	(32.4)%

     We have felt the negative effect of decreased housing starts across all our product categories primarily due to volume declines. For the lumber & lumber sheet goods category, our unit volume accounted for 81% of our sales decline in this product category while our prices accounted for 19% of the decline. This equates to $125.0 million and $29.3 million in sales declines due to volume and price, respectively.
     Our sales mix continued to shift toward manufactured and value added products and away from lumber & lumber sheet goods, which have fewer barriers to entry and therefore is more competitive. Other building products and services has continued to increase as a percentage of total sales. This category grew as a percentage of sales due to expansion of our installation services in the multi-family and light commercial market. We believe our installation business and our value-added products and services give us a competitive advantage helping us to attract new business during the down cycle.
     Gross Margin. Gross margin decreased $147.6 million to $215.5 million. The gross margin percentage decreased from 24.7% in 2007 to 21.7% in 2008, a 3.0 percentage point decline. Our gross margin percentage decreased by 1.9 percentage points due to price, 0.9 percentage points due to volume (as a result of fixed costs within cost of goods sold) and 0.2 percentage points due to a shift in sales mix toward installed product sales, which carry a lower gross margin percentage. We experienced margin compression across all product categories due to competition and lower sales volumes against fixed costs in our manufacturing facilities; however, gross margins started to stabilize as the year progressed.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $61.9 million, or 18.1%. Average full-time equivalent employee headcount decreased 22.3% compared to 2007, while our salaries and benefits, excluding stock compensation, decreased $46.6 million, or 23.0%, compared to a 30.4% decline in sales volume. We will continue to consider in-market consolidations and facility closures based on specific market conditions. Additionally, our office general and administrative expense decreased $10.9 million, which included a $2.0 million decrease in professional services fees. As an offset to these declines, our stock compensation expense increased $1.5 million, transaction costs associated with cancelled acquisitions increased $1.7 million, and our bad debt expense increased $1.3 million, as our customers were affected by the continued decline in housing starts and the limited availability of credit in the financial markets. We have responded to the increase in bad debt expense by continuing to tighten our credit standards, lowering credit limits, and in some cases requiring collateral.
     As a percent of sales, selling, general and administrative expenses increased from 23.3% in 2007 to 28.2% in 2008. Salaries and benefit expense as a percentage of sales increased 1.9%, stock compensation expense increased 0.4%, occupancy by 0.8% due to the fixed nature of the category, and delivery costs by 1.3% due to higher fuel costs. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Asset Impairments. Asset impairments was $46.9 million in 2008 compared to $0.4 million in 2007. During 2008, the continued decline in the macroeconomic factors that drive our business and the unfavorable economic factors that existed caused us to revise our expectations and assess the recoverability of our long-lived assets. Based upon the results of our assessments, we determined the carrying amounts of certain assets exceeded their estimated fair values. We recorded goodwill impairment charges of $39.9 million related to our Florida reporting unit and recorded other asset impairment charges of $7.0 million, which consisted of $4.4 million of other intangible assets, $2.2 million of fixed assets and $0.4 million related to land held for sale. In 2007, we recorded an asset impairment charge of $0.4 million related to land we have held for sale.
     Interest Expense, net. Interest expense was $25.6 million in 2008, a decrease of $2.1 million. The decrease was due to a combination of lower debt balances in 2008 and lower interest rates. Additionally, we wrote off approximately $1.6 million of unamortized deferred debt issuance costs related to the repayment of a term loan and cancellation of the $110 million revolving credit facility and $15 million pre-funded letter of credit facility in 2007. These decreases to interest expense were partially offset by decreased interest income primarily due to lower interest rates in 2008.
     Income Tax (Benefit) Expense. We recognized an income tax benefit of $17.7 million, or a 12.8% tax benefit rate, and $4.3 million, or a 62.4% tax benefit rate, for the years ended December 31, 2008 and 2007, respectively. The income tax benefit rate in 2008 was affected by a non-cash valuation allowance on continuing operations of $31.6 million recorded as a reserve against primarily all of our net deferred tax assets. Excluding the effect of the valuation allowance, the effective tax rate for 2008 was 35.6% compared to an effective tax rate of 62.4% for 2007. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax asset related to these loss carryforwards by approximately $1.4 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to income tax benefit for the year ended December 31, 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, fund capital expenditures and acquisitions, and pay dividends, if any, on our common stock. In the past, our capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. The homebuilding industry, and therefore our industry, has been in a severe and significant downturn for almost four years. We expect the housing industry to stabilize and potentially show a slight improvement in 2010. Beyond 2010, it is difficult for us to predict what will happen in our industry as a number of factors will be involved, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates. With the sustained downturn in macroeconomic conditions, our operations are no longer providing positive cash flows, and we are not expecting our cash flows from operations to be positive in the near term.

     Availability under our $250 million senior secured revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge ratio as of December 31 (in millions):

	2009		2008
Accounts Receivable
Availability	$42.3		$53.9
Inventory Availability	18.7		30.0
Equipment Availability	4.1		5.2

Gross Availability	65.1		89.1
Plus:
Qualified Cash	15.7		12.9
Less:
Agent Reserves	(8.5)		(10.4)

Borrowing Base	72.3		91.6
Less:
Outstanding Borrowings	(20.0)		(40.0)
Letters of Credit	(17.3)		(16.6)

Excess Availability	$35.0		$35.0

Borrowing Availability	$0.0		$0.0

Actual Fixed Charge Coverage Ratio	-1.68	x	-1.96	x

Required Fixed Charge Coverage Ratio*	1.00	x	1.00	x

*	Required to be met only if excess availability falls below $35 million.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement. Our net borrowing base availability at December 31, 2009 was $19.3 million, excluding cash on deposit with the agent. Cash on deposit with the agent at December 31, 2009, was $43.0 million, of which $15.7 million was needed to meet the $35 million excess availability requirement contained within the revolving senior secured credit agreement. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus agent specified reserves, outstanding borrowings and letters of credit. This amount must equal or exceed $35 million at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     In lieu of depositing cash with the agent, we could have repaid $15.7 million of borrowings at December 31, 2009 to meet the excess availability requirement. Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase cash on deposit with the agent. At December 31, 2009, we had $68.4 million of unencumbered cash that can be used to either repay the $37.3 million currently funded under the facility, which consists of $20.0 million of outstanding borrowings and $17.3 million of letters of credit, or support any shortfall in the net borrowing base availability. At December 31, 2009, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     Based upon current housing conditions, we expect to use $60-70 million of cash over the next twelve months, excluding the $65 million net proceeds from the rights offering and our $33.8 million expected income tax refund, to fund cash operating losses, capital expenditures, and cash interest expense. We do not expect working capital or our credit facility to be a significant source of funds for the next twelve months. Our projected cash use is subject to change, and will be influenced by actual housing activity over the next twelve months as well as customer and supplier responses to our changing liquidity position. Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. We have implemented an action plan consisting of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, and most importantly, conserving cash. Although we felt the impact of the difficult conditions, we were able to limit their effect through this action plan. We will continue to execute this strategy in 2010.
Rights Offering and Debt Exchange
     On September 1, 2009, we announced that we had received a proposal from our two largest stockholders, JLL Partners Inc. and Warburg Pincus for a common stock rights offering and debt exchange. Our Board of Directors formed a special committee of independent directors to review and respond to this proposal. Following negotiations among JLL, Warburg Pincus and the special committee, on October 23, 2009, we announced a revised proposal from JLL and Warburg Pincus providing for a $205 million common stock rights offering and debt exchange for our Second Priority Senior Secured Floating Rate Notes due 2012. These transactions closed in January 2010. We raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We will use $75 million of the proceeds from the rights offering for general corporate purposes and to pay the expenses of the rights offering and the debt exchange. The remaining $105.1 million of proceeds was used to repurchase a portion of the 2012 notes in the debt exchange.
     In the debt exchange, holders of the 2012 notes exchanged, at par, $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of new notes that will mature in 2016, (ii) $105.1 million in cash and (iii) 7,112,244 shares of our common stock. As a result of the debt exchange, we reduced our indebtedness by $130.0 million and extended the maturity of $139.7 million of indebtedness until 2016.
     Upon closing of the rights offering and debt exchange, our funded debt was $165.0 million, which consisted of $20.0 million of outstanding borrowings under our senior secured revolving credit facility, $139.7 million of 2016 notes, and $5.3 million of our remaining 2012 notes.
     Our continued strategy is aimed at protecting our liquidity. Combining our $68.4 million in available cash at December 31, 2009 with our approximately $65 million of net proceeds received from the rights offering completed in January 2010 and $33.8 million in expected income tax refunds in 2010, we believe we will have sufficient capital to meet our anticipated short-term needs, including capital expenditures and debt obligations for 2010. Should housing conditions continue to deteriorate or other assumptions prove to be incorrect, our action plans will expand to include further facility closures, attempts to renegotiate leases, increased headcount reductions and the potential divestiture of non-core businesses.
     Consolidated Cash Flows
     Cash used in operating activities decreased $26.1 million in 2009 compared to 2008. In 2009, we received a federal income tax refund of approximately $31.8 million related to the carryback of losses generated in 2008. In 2008, we received federal income tax refunds of $14.0 million. Excluding these federal income tax refunds, our cash used in operations for 2009 actually decreased $8.4 million. This decrease in cash used for operations was primarily due to changes in working capital. We continue to aggressively manage working capital. We have seen a decrease in the number of days outstanding for our accounts receivable as we were successful in collecting older accounts and reducing our overall delinquency rate. We also experienced an increase in our inventory turns. Our average accounts payable days have decreased slightly, although we continue to work with our vendors to extend our payment terms. Our major suppliers continue to work with us on extending payment terms, and in general, are very supportive of the company and our liquidity needs. We maintain good relationships with our major suppliers and pay them in accordance with the agreed upon terms. We expect to face similar asset management challenges in 2010, but we will continue to aggressively manage working capital. We do not expect the monetization of working capital to be a significant source of cash in 2010.
     Cash used in operating activities in 2008 was $28.9 million compared to cash provided by operating activities in 2007 of $71.5 million. The decline was essentially due to an increase in operating loss primarily as a result of the decrease in our sales and profitability. This decrease in operating cash provided by operating activities was also affected by changes in working capital. Although we continued to aggressively manage working capital, we saw an increase in the number of days outstanding for our accounts receivable. This increase was directly related to the downturn in the homebuilding industry and the limited access to credit for our homebuilding customers. Our inventory turns decreased due to rapidly declining housing starts and increased difficulty matching our order quantities to obtain the best price with the much lower sales volumes in 2008. Our accounts payable days increased slightly as we continued to work with our vendors to extend our payment terms.
     Cash used for investing activities decreased $2.2 million in 2009 compared to 2008. The decrease was primarily due to a $6.1 million decrease in capital expenditures as we strive to conserve capital in the current operating environment. Partially offsetting our decreased capital expenditures is a decrease of $3.2 million of proceeds from sale of property, plant and equipment primarily due to the sale of real estate from closed facilities in 2008.
     Cash used for investing activities decreased $24.0 million in 2008 compared to 2007. The decrease was partially due to a $1.9 million decrease in capital expenditures to a maintenance level to conserve capital. Additionally, we had an increase of $3.2 million of proceeds from the sale of real estate from closed facilities and excess equipment as we reduced our fleet in response to the decline in demand. We also used $18.3 million in cash to purchase a supplier of multi-family and light commercial manufactured structural components and a distribution facility in 2007 and made no acquisitions in 2008.
     Net cash used in financing activities was $19.9 million in 2009 compared to net cash provided by financing activities of $40.5 million in 2008. The primary use of cash in 2009 was $20.0 million of payments under our revolving credit facility. The primary source of funds in 2008 was $40.0 million in net borrowings under our revolving credit facility.
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
     Capital Resources
     In December 2007, we entered into a $350 million revolving credit facility (the “Facility”) with a consortium of banks led by Wachovia Bank, N.A. Also participating in the facility are UBS Securities LLC and General Electric Capital Corporation. The Facility provides for a $350 million revolving credit line which is available for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of the Company’s eligible accounts receivable and inventory, as defined by the agreement. The Facility is scheduled to mature five years from the date of execution. During the first quarter of 2009, we reduced our borrowing capacity under the Facility from $350 million to $250 million as allowed by the revolving credit facility agreement. Our available borrowing capacity at December 31, 2009 would not have been affected by this reduction as eligible accounts receivable and inventory balances, which are used to calculate the available borrowing capacity, would not have supported borrowings of $250 million. We do not anticipate that our borrowing base will support borrowings in excess of $250 million at any point during the remaining life of the credit facility. This reduction allowed us to reduce our interest expense related to commitment fees. In the first quarter of 2009, we expensed $1.2 million in unamortized debt issuance costs related to the reduction in the Facility.
     Interest rates under the Facility are based on a base rate plus an applicable margin. The base rate is the larger of the rate determined by the administrative agent (typically their prime rate) or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.425%, is charged on the unused amount of the revolver and is based on our most recent previous quarterly average excess availability. We had $20.0 million in outstanding borrowings under the Facility at December 31, 2009. The weighted average interest rate on the borrowings outstanding under the Facility was 3.75% at December 31, 2009.
     Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. The Facility has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. We were not in violation of any of these covenants as of December 31, 2009. The Facility also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. At December 31, 2009, our net available borrowing capacity in excess of the $35 million minimum liquidity covenant was zero. Approximately $15.7 million of cash on hand at year-end supported a short-fall in the calculation of the $35 million minimum liquidity covenant. The covenant calculates as eligible borrowing base less outstanding borrowings. The calculation also allows cash on deposit with the agent to be included as eligible borrowing base. At December 31, 2009, we had cash on deposit with the agent to support the shortfall in the available borrowing capacity; therefore, the minimum liquidity covenant was not triggered. If the $35 million minimum liquidity covenant would have been triggered, we would not have been able to meet the fixed charge coverage ratio in 2009. Based on our 2010 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2010; therefore, we will not trigger the fixed charge coverage ratio requirement.
     As of December 31, 2009, we had $275.0 million in aggregate principal amount of floating rate notes outstanding which are due in 2012. Interest accrues on the floating rate notes at a rate of LIBOR plus 4.25% and is payable quarterly in arrears. The LIBOR rate is reset at the beginning of each quarterly period. At any time, we can redeem some or all of the notes at par. In the event of a change in control (as defined in the indenture), we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. The notes are registered under the Securities Act.
     Prior to the closing of the rights offering and debt exchange in January 2010, the floating rate notes were jointly and severally guaranteed by all of our subsidiaries and collateralized by (1) a pledge of the common stock of certain of our subsidiaries and (2) a security interest in substantially all tangible and intangible property and proceeds thereof now owned or hereafter acquired by us and substantially all our subsidiaries. All of the subsidiaries are wholly-owned and domiciled in the United States. The parent company has no independent assets or operations, and the guarantees were full and unconditional. The indenture governing the floating rate notes contained covenants that limited our ability and the ability of our restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or make other distributions, incur liens, enter into certain types of transactions with affiliates, encounter a change of control, create restrictions on the payment of dividends or other amounts to us by our restricted subsidiaries and sell all or substantially all of our assets or merge with or into other companies. In conjunction with the rights offering and debt exchange, we amended the indenture under which the 2012 notes were issued to eliminate substantially all of the restrictive covenants, certain conditions to defeasance, and certain events of default and to release the liens on the collateral securing the 2012 notes. As a result of the debt exchange, holders of the 2012 notes exchanged $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of new notes, (ii) $105.1 million in cash, and (iii) 7,112,244 shares of our common stock.
     The $139.7 million in aggregate principal amount of new second priority senior secured floating rate notes mature on February 15, 2016. Interest accrues on the floating rate notes at a rate of 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears. At any time we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. The resale of the notes is registered under the Securities Act.
     The notes are jointly and severally guaranteed by all of the company’s subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on substantially all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and substantially all of our subsidiaries. All of the subsidiaries are wholly-owned and domiciled in the United States. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments.
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
     The interest rate swaps qualified as fully effective, cash-flow hedging instruments. Therefore, all changes in fair value of the qualifying cash flow hedges were reported in accumulated other comprehensive (loss) income and reclassified into earnings in the same period in which the hedge transactions affected earnings. At December 31, 2009, the fair value of the interest rate swaps was a liability of $5.3 million. The weighted-average interest rate at December 31, 2009 for the floating rate notes was 6.13%, including the effect of the interest rate swaps.
     In December 2009, certain conditions of the proposed recapitalization plan were met which indicated that the transaction was considered probable of occurring. The recapitalization plan, as discussed in Note 20 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, would reduce our outstanding floating rate notes to $145.0 million causing a portion of the future cash flows being hedged by our $200 million swaps to be deemed probable of not occurring. As a result, in December 2009 we cancelled and settled our $50 million swap with a fixed rate of 2.99% for $1.7 million. Primarily all of this payment was expensed and is included as a component of interest expense, net in the consolidated statement of operations for the year ended December 31, 2009. We also dedesignated the remaining $150 million of our swaps. Amounts included in accumulated other comprehensive (loss) income for $5.0 million of the remaining swaps was reclassed to expense in 2009 as the cash flows being hedged were considered probable of not occurring. Amounts included in accumulated other comprehensive (loss) income at December 31, 2009 related to the remaining $145.0 million of swaps was frozen and will be amortized over the remaining terms of the swaps. Any subsequent changes in the fair value of these swaps will be recognized in interest expense, net, in the consolidated statement of operations.

     Long-term debt consisted of the following as of December 31:

	2009	2008
	(In thousands)
Revolving credit facility	$20,000	$40,000
Floating rate notes	275,000	275,000
Other long-term debt*	4,183	4,226

	299,183	319,226
Less: current portion of long-term debt	48	44

Total long-term debt, net of current maturities*	$299,135	$319,182

*	We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.
     Capital Expenditures
     Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. In response to the continued decline in market conditions in 2009, we limited our capital expenditures to $2.1 million in our efforts to conserve capital. We expect our 2010 capital expenditures to be approximately $5 to $10 million which will primarily be related to currently utilized assets needed to support our operations in anticipation of a slight improvement in housing starts.
DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following summarizes the contractual obligations of the company as of December 31, 2009 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4 years	5 years	After 5 years
Long-term debt	$299,183	$48	$295,173	$69	$76	$3,817
Interest on long-term debt(1)	42,272	19,226	20,641	363	357	1,685
Operating leases	110,565	27,259	47,550	10,899	8,268	16,589
Uncertain tax positions(2)	—	—	—	—	—	—

Total contractual cash obligations	$452,020	$46,533	$363,364	$11,331	$8,701	$22,091

(1)	Interest based on LIBOR rate of 0.25% and Prime rate of 3.25% at February 19, 2010. Interest on long-term debt reflects interest rate swap agreements effective through May 2011. Actual interest may differ from the amounts presented above based on LIBOR fluctuations.

(2)	We have $2.4 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.3 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.
     The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2009. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

     The following summarizes the revised contractual obligations for our long-term debt and related interest taking into consideration the closing of our rights offering and debt exchange in January 2010 using the same assumptions as noted in footnote (1) above (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4 years	5 years	After 5 years
Long-term debt	$169,150	$48	$25,422	$69	$76	$143,535
Interest on long-term debt	127,227	24,991	61,233	18,527	18,520	3,956
OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET
     In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.2 million as of December 31, 2009.
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

     Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. We charge these write-offs against our allowance for doubtful accounts. Due to the continued decline in the macroeconomic factors that affected our customers’ business, we have experienced higher than normal past due account balances and as a result have increased our allowance for doubtful accounts as a percentage of trade accounts receivable. We anticipate that until the macroeconomic factors that affect our customers’ businesses stabilize and improve, we may continue to see an increase in our allowance for doubtful accounts. In response to these conditions, we have tightened our credit standards, lowered credit limits to some of our customers, and in some cases discontinued allowing credit or required collateral to support outstanding receivable balances.
     Impairment of Long-Lived Assets. Long-lived assets, including property and equipment, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Our long-lived assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of geographical markets, which are one level below our reporting units. Our judgment regarding the existence of impairment indicators is based on market and operational performance. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available.
     We use internal cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. These cash flow estimates are over the remaining useful lives of the assets within each market. Forecasted housing starts for each market are used to estimate future revenue. Historical trends are then used to project gross margins and operating expenses based upon various revenue levels. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset group. Due to the uncertainties associated with these projections, actual results could differ from projected results, and further impairment of long-lived assets could be recorded. Future non-cash impairment of long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.
     In 2009, we recorded an asset impairment charge of $0.5 million related to land we have held for sale. In 2008, we recorded a $2.2 million charge related to leasehold improvements, a $4.4 million charge related to customer relationship intangibles and a $0.4 million charge related to land we have held for sale. We also recorded a $0.4 million charge related to this land in 2007.
     Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2009, our goodwill balance was $111.2 million, representing 25.6% of our total assets.
     We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel. Our industry has been in a significant and severe downturn for almost four years. In this environment, we have closely monitored the trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test and performed interim impairment tests when warranted. The macroeconomic factors that affect our industry, primarily the continued decline in housing starts, have caused us to re-evaluate our expectations for a number of our reporting units. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. For our 2008 annual impairment test, we believe that the decline in market capitalization caused by the overall decline in the stock market was a contributing factor, but not the overriding factor in determining the need to recognize additional impairment. The overriding factor was the continued decline in the macroeconomic conditions that affect our industry, specifically housing starts in our markets which were down 42.7% from 2007 and 45.7% in the fourth quarter of 2008 compared to the fourth quarter of 2007. We recognized goodwill impairments of $39.9 million which were included in asset impairments in our consolidated statements of operations. We did not have any goodwill impairments in continuing operations in 2009 or 2007.

     The process of evaluating goodwill for impairment involves the determination of fair value of our reporting units. Our reporting units: Atlantic, Raleigh, Southeast, Florida, Dallas and South Texas represent financially discrete, self-sustaining components of our three regional operating segments. We evaluate goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In step two, the estimated fair value of the reporting unit is allocated to all other assets and liabilities of that reporting unit based on their respective fair values. The excess of the fair value of the reporting unit over the amount allocated to its assets and liabilities is the implied fair value of goodwill. Goodwill impairment is measured as the excess of the carrying value over its implied fair value. The fair value of a reporting unit is estimated based upon the projected discounted cash flow expected to be generated from the reporting unit using a discounted cash flow methodology. Where available and appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow.
     We developed a range of fair values for our reporting units using a five-year discounted cash flow methodology. Inherent in such fair value determinations are estimates relating to future cash flows, including revenue growth, gross margins, operating expenses and long-term growth rates, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, and further impairment of goodwill could be recorded. Future non-cash impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.
     Significant information and assumptions utilized in estimating future cash flows for our reporting units includes publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect the impact of recent headcount reductions and other cost reduction initiatives and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 5.5x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 12.8% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 4.5x, or increasing the discount rate by 1.0% to 13.8%, would not have changed the results of our impairment testing.
     At December 31, 2009, the excess (or “cushion”) of the implied fair value of goodwill over the carrying value of goodwill for each of our five reporting units which have remaining goodwill balances ranged from $21.0 million to $157.6 million. The cushion for two of our reporting units at December 31, 2009, was $21.0 million and $27.5 million. Moderate deviations from projected cash flows for these reporting units could result in future goodwill impairment. These reporting units had goodwill balances of $11.0 million and $3.3 million at December 31, 2009. Factors that could negatively impact estimated future cash flows and trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in our weighted average cost of capital and significant changes in material or labor cost. Future non-cash impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. At December 31, 2009, we reconciled to within a reasonable range, the estimated fair value of the Company as determined by the sum of the discounted cash flows of our reporting units to our market capitalization, using an estimated control premium of 30%.
     Deferred Income Taxes. We assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. We consider the reversal of existing deferred tax liabilities, future taxable income, and tax planning strategies in our assessment. We have certain state income tax carryforwards where we believe it is unlikely that we will realize the benefits associated with these tax carryforwards and have established a valuation allowance against our deferred tax assets. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. Additionally, in light of the continued downturn in the housing market and the uncertainty as to its length and magnitude, and due to the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling $41.2 million against primarily all of our net deferred tax assets, of which $31.6 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income and $6.6 million related to our discontinued operations. During 2009, we recorded an additional valuation allowance of approximately $3.9 million related to our continuing operations. We reduced the valuation allowance related to other comprehensive (loss) income and discontinued operations by approximately $1.1 million and $0.1 million, respectively. Further declines in housing activity could cause us to establish additional valuation allowances. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowances.
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
     Stock-Based Compensation. Calculating stock-based compensation expense requires the input of subjective assumptions. We determine the fair value of each option grant using the Black-Scholes option-pricing model with assumptions based primarily on historical data. Specific inputs to the model include: the expected life of the stock-based awards, stock price volatility, dividend yield and risk-free rate.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification (“Codification”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted these provisions on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of certain provisions for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements (See Note 9).
     In December 2007, the FASB issued guidance under the Business Combinations topic of the Codification which addresses the recognition and accounting for identifiable assets acquired, liabilities assumed and non-controlling interests in business combinations. This guidance also establishes expanded disclosure requirements for business combinations. This guidance was effective for us on January 1, 2009 and we will apply these provisions prospectively to all business combinations subsequent to the effective date.
     In March 2008, the FASB issued guidance under the Derivatives and Hedging topic of the Codification which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. We adopted these provisions effective January 1, 2009. See Note 9 to the consolidated financial statements for our disclosures about derivative instruments and hedging activities.
     In June 2008, the FASB issued guidance under the Earnings per Share topic of the Codification requiring that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of basic earnings per share (“EPS”) using the two-class method. This guidance, which we adopted January 1, 2009, requires retrospective application. The application of this guidance did not have a material impact on the computation of our EPS as discussed in Note 2 to the consolidated financial statements.
     In April 2009, the FASB issued guidance under the Financial Instruments topic of the Codification which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance was effective for interim and annual periods ending after June 15, 2009. We adopted these provisions during the second quarter and it resulted in additional disclosures (See Note 9).

     In June 2009, the FASB issued guidance under the Subsequent Events topic of the Codification which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance was effective for all interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued updated guidance which stated that SEC filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose that date in their financial statements. The adoption of these provisions did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB announced that the Codification was the new source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. On the effective date of this guidance, the Codification superseded all existing non-SEC accounting and reporting standards. This guidance became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of these provisions during 2009 did not have an impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at December 31, 2009, a 1.0% increase in interest rates would result in approximately $1.5 million of additional interest expense annually.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Builders FirstSource, Inc.
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 4, 2010

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Sales	$677,886	$992,014	$1,468,428
Cost of sales	535,480	776,473	1,105,267

Gross margin	142,406	215,541	363,161
Selling, general and administrative expenses	201,403	280,010	341,941
Asset impairments	470	46,948	350
Facility closure costs	1,200	1,192	101

(Loss) income from operations	(60,667)	(112,609)	20,769
Interest expense, net	27,045	25,644	27,707

Loss from continuing operations before income taxes	(87,712)	(138,253)	(6,938)
Income tax benefit	(30,823)	(17,670)	(4,331)

Loss from continuing operations	(56,889)	(120,583)	(2,607)
Loss from discontinued operations (net of income tax benefit of $0, $1,200, and $12,519 in 2009, 2008 and 2007, respectively)	(4,965)	(18,911)	(21,145)

Net loss	$(61,854)	$(139,494)	$(23,752)

Basic and diluted net loss per share:
Loss from continuing operations	$(1.45)	$(3.10)	$(0.07)
Loss from discontinued operations	(0.13)	(0.49)	(0.55)

Net loss	$(1.58)	$(3.59)	$(0.62)

Weighted average common shares outstanding:
Basic and diluted	39,164	38,842	38,045

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$84,098	$106,891
Trade accounts receivable, less allowances of $4,883 and $6,194 for 2009 and 2008, respectively	60,723	84,984
Other receivables	39,758	41,516
Inventories	48,022	68,868
Other current assets	7,741	8,358

Total current assets	240,342	310,617
Property, plant and equipment, net	64,025	80,374
Goodwill	111,193	111,193
Intangible assets, net	2,748	4,040
Other assets, net	16,643	14,916

Total assets	$434,951	$521,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,570	$35,414
Accrued liabilities	28,923	37,794
Current maturities of long-term debt	48	44

Total current liabilities	68,541	73,252
Long-term debt, net of current maturities	299,135	319,182
Deferred income taxes	5,058	4,669
Other long-term liabilities	15,270	21,563

Total liabilities	388,004	418,666
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 36,347 and 36,128 shares issued and outstanding at December 31, 2009 and 2008, respectively	363	357
Additional paid-in capital	150,240	146,650
Accumulated deficit	(98,973)	(37,119)
Accumulated other comprehensive loss	(4,683)	(7,414)

Total stockholders’ equity	46,947	102,474

Total liabilities and stockholders’ equity	$434,951	$521,140

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007

	(In thousands)
Cash flows from operating activities:
Net loss	$(61,854)	$(139,494)	$(23,752)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,915	20,833	22,447
Asset impairments	470	46,948	350
Amortization of deferred loan costs	3,763	2,835	4,206
Deferred income taxes	411	18,996	(3,846)
Bad debt expense	2,711	4,435	3,133
Net non-cash expense from discontinued operations	724	4,653	20,989
Stock compensation expense	2,861	8,474	6,970
Net gain on sales of assets	(601)	(1,443)	(758)
Changes in assets and liabilities:
Receivables	23,030	16,830	48,186
Inventories	20,846	26,170	28,851
Other current assets	617	915	966
Other assets and liabilities	(3,555)	2,619	(3,007)
Accounts payable	4,156	(30,397)	(20,789)
Accrued liabilities	(14,240)	(11,251)	(12,449)

Net cash (used in) provided by operating activities	(2,746)	(28,877)	71,497

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,103)	(8,193)	(10,053)
Proceeds from sale of property, plant and equipment	1,986	5,209	2,015
Acquisitions, net of cash acquired	—	701	(18,288)

Net cash used in investing activities	(117)	(2,283)	(26,326)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit facility	(20,000)	40,000	—
Payments on long-term debt	(43)	(40)	(39,934)
Deferred loan costs	—	(380)	(4,423)
Payment of recapitalization costs	(620)	—	—
Exercise of stock options	859	1,313	4,224
Repurchase of common stock	(126)	(416)	(722)

Net cash provided by (used in) financing activities	(19,930)	40,477	(40,855)

Net (decrease) increase in cash and cash equivalents	(22,793)	9,317	4,316
Cash and cash equivalents at beginning of period	106,891	97,574	93,258

Cash and cash equivalents at end of period	$84,098	$106,891	$97,574

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated
			Additional Paid	(Deficit)	Other
	Common Stock		in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
	(In thousands, except share amounts)
Balance at December 31, 2006	34,832,084	$345	$127,630	$126,974	$1,915	$256,864
Issuance of restricted stock, net of forfeitures	363,926	—	—	—	—	—
Vesting of restricted stock	—	1	(1)	—	—	—
Stock compensation expense	—	—	7,779	—	—	7,779
Exercise of stock options, including tax benefit associated with the exercise of stock options	558,614	6	3,789	—	—	3,795
Repurchase of common stock	(53,633)	(1)	(721)	—		(722)
Adoption of accounting for uncertainty in income taxes	—	—	—	(847)	—	(847)
Comprehensive loss:
Net loss	—	—	—	(23,752)	—	(23,752)
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	(1,570)	(1,570)
Total comprehensive loss	—	—	—	—	—	(25,322)

Balance at December 31, 2007	35,700,991	351	138,476	102,375	345	241,547
Issuance of restricted stock, net of forfeitures	43,811	—	—	—	—	—
Vesting of restricted stock	—	2	(2)	—	—	—
Stock compensation expense	—	—	8,479	—	—	8,479
Exercise of stock options, including tax benefit associated with the exercise of stock options	446,589	5	112	—	—	117
Repurchase of common stock	(63,857)	(1)	(415)	—		(416)
Comprehensive loss:
Net loss	—	—	—	(139,494)	—	(139,494)
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	(7,759)	(7,759)
Total comprehensive loss	—	—	—	—	—	(147,253)

Balance at December 31, 2008	36,127,534	357	146,650	(37,119)	(7,414)	102,474
Issuance of restricted stock, net of forfeitures	9,162	—	—	—	—	—
Vesting of restricted stock	—	4	(4)	—	—	—
Stock compensation expense	—	—	2,863	—	—	2,863
Exercise of stock options	272,608	3	856	—	—	859
Repurchase of common stock	(61,814)	(1)	(125)	—		(126)
Comprehensive loss:
Net loss	—	—	—	(61,854)	—	(61,854)
Change in fair value of interest rate swaps	—	—	—	—	2,731	2,731
Total comprehensive loss	—	—	—	—	—	(59,123)

Balance at December 31, 2009	36,347,490	$363	$150,240	$(98,973)	$(4,683)	$46,947

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
     We manage our business as three regional operating groups — Atlantic, Southeast and Central. We serve 32 markets in 9 states, principally in the southern and eastern United States. We have 55 distribution centers and 51 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The consolidated financial statements present the results of operations, financial position, and cash flows of Builders FirstSource, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Accounting Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
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
     We utilize interest rate swaps in order to mitigate a portion of the interest rate risk that we are exposed to in the normal course of business on our floating rate notes. We measure our interest rate swaps at fair value on a recurring basis as discussed in Note 9.

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
     Accounts receivable consisted of the following at December 31:

	2009	2008
	(In thousands)
Trade receivables	$65,606	$91,178
Less: allowance for returns and doubtful accounts	4,883	6,194

Trade accounts receivable, net	60,723	84,984

Income tax receivables	33,819	35,268
Other	5,939	6,248

Other receivables	39,758	41,516

Accounts receivable, net	$100,481	$126,500

     The following table shows the changes in our allowance for doubtful accounts:

	2009	2008	2007
		(In thousands)
Balance at January 1,	$5,286	$5,806	$4,521
Additions charged to expense:
Continuing operations	2,711	4,435	3,133
Discontinued operations	278	303	101
Additions recorded in goodwill	—	—	550
Deductions (write-offs, net of recoveries)	(4,054)	(5,258)	(2,499)

Balance at December 31,	$4,221	$5,286	$5,806

     We also establish reserves for credit memos and customer returns. The reserve balance was $662, $908, and $1,403 at December 31, 2009, 2008, and 2007, respectively. The activity in this reserve was not significant for each year presented.
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

Shipping and Handling Costs
     Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and aggregated $47.5 million, $66.6 million and $82.4 million in 2009, 2008 and 2007, respectively.
Income Taxes
     We account for income taxes utilizing the liability method described in the Income Taxes topic of the FASB Accounting Standards Codification (“Codification”). Deferred income taxes are recorded to reflect consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable earnings. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. We recorded a valuation allowance of $3.9 million and $31.6 million in continuing operations in 2009 and 2008, respectively.
Warranty Expense
     We have warranty obligations with respect to most manufactured products; however, the liability for the warranty obligations is not significant as a result of third-party inspection and acceptance processes.
Deferred Loan Costs
     Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt using the straight-line method for our revolving credit facility and non-amortizing floating rate notes. Amortization of deferred loan costs is included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation.
Property, Plant and Equipment
     Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated lives of the various classes of assets are as follows:

Buildings and improvements	20 to 40 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term
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
     We capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met. The net carrying value of internal use software costs was $0.4 million and $1.1 million as of December 31, 2009 and 2008, respectively. These costs are included in furniture and fixtures in Note 3 and are amortized on a straight-line basis over a period of three years.
Long-Lived Assets
     We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, generally the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change. For the years ended December 31, 2009, 2008 and 2007, we recorded asset impairment charges of $0.5 million, $2.6 million and $0.4 million, respectively. These charges were included in asset impairments in the consolidated statements of operations in their respective years.
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
Net Loss per Common Share
     Net loss per common share, or earnings per share (“EPS”), is calculated in accordance with the Earnings per Share topic of the Codification which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2009	2008	2007
	(In thousands)
Weighted average shares for basic EPS	39,164	38,842	38,045
Dilutive effect of options	—	—	—

Weighted average shares for diluted EPS	39,164	38,842	38,045

     In connection with our common stock rights offering, as discussed in Note 20, we offered all shareholders the right to purchase additional shares at an offering price of $3.50 per share. At the inception of our rights offering the offering price was lower than the fair value of our common stock, thus creating a bonus element which requires us to retroactively adjust the weighted average shares for basic EPS for all periods presented. Therefore, we increased the number of weighted average common shares used in computing basic and diluted EPS using an adjustment factor of 1.09.
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings Per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 61,000, 389,000 and 589,000 restricted stock shares excluded from the computation of basic EPS in 2009, 2008 and 2007, respectively, because we generated a net loss. Options to purchase 2,284,000, 2,853,000, and 2,975,000 shares of common stock were not included in the computations of diluted EPS in 2009, 2008, and 2007, respectively, because their effect was anti-dilutive.
Goodwill and Other Intangible Assets
Intangibles subject to amortization
     We recognize an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Impairment losses are recognized if the carrying value of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its estimated fair value. We recorded impairments on intangibles subject to amortization of $4.4 million in 2008 (See Note 7). This impairment was included in asset impairments in the consolidated statements of operations. We did not record any impairments on intangibles subject to amortization in 2009 or 2007.
Goodwill
     We recognize goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value (See Note 6). For the year ended December 31, 2008, we recorded $39.9 million in goodwill impairment charges. This goodwill impairment was included in asset impairments in the consolidated statements of operations. We had no goodwill impairment charges for continuing operations for the years ended December 31, 2009 and 2007.
Stock-based Compensation
     We have three stock-based employee compensation plans, which are described more fully in Note 10. We issue new common stock shares upon exercises of stock options and grants of restricted stock.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2008	2007
Expected life	5.0 years	4.4 years
Expected volatility	42.3%	35.2%
Expected dividend yield	0.00%	0.00%
Risk-free rate	2.89%	4.47%
     The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. We supplement our own historical volatility with the volatility of a peer group over a recent historical period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We did not grant any stock option awards in 2009.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted these provisions on January 1, 2008, as required for our financial assets and financial liabilities. However, the FASB deferred the effective date of certain provisions for one year as it relates to fair value measurement requirements for non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of these provisions did not have a material impact on our consolidated financial statements (See Note 9).
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
     In March 2008, the FASB issued guidance under the Derivatives and Hedging topic of the Codification which requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. This guidance also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. We adopted these provisions effective January 1, 2009. See Note 9 to the consolidated financial statements for our disclosures about derivative instruments and hedging activities.

     In June 2008, the FASB issued guidance under the Earnings per Share topic of the Codification requiring that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be considered participating securities and be included in the computation of basic earnings per share using the two-class method. This guidance, which we adopted January 1, 2009, requires retrospective application. The application of this guidance did not have a material impact on the computation of our EPS as discussed elsewhere in Note 2 to the consolidated financial statements.
     In April 2009, the FASB issued guidance under the Financial Instruments topic of the Codification which requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. This guidance was effective for interim and annual periods ending after June 15, 2009. We adopted these provisions during the second quarter and it resulted in additional disclosures (See Note 9).
     In June 2009, the FASB issued guidance under the Subsequent Events topic of the Codification which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance was effective for all interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued updated guidance which stated that SEC filers must still evaluate subsequent events through the issuance date of their financial statements, however, they are not required to disclose that date in their financial statements. The adoption of these provisions did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB announced that the Codification was the new source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB for nongovernmental entities. On the effective date of this guidance, the Codification superseded all existing non-SEC accounting and reporting standards. This guidance became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of these provisions during 2009 did not have an impact on our financial position or results of operations.
Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. The change in fair value of interest rate swaps is the only item impacting our accumulated other comprehensive loss of $(4.7) million and $(7.4) million (net of income taxes of zero) as of December 31, 2009 and 2008, respectively.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Property, Plant and Equipment
     Property, plant and equipment consisted of the following at December 31:

	2009	2008
	(In thousands)
Land	$14,007	$13,915
Buildings and improvements	63,606	68,246
Machinery and equipment	86,687	97,044
Furniture and fixtures	19,608	25,620
Construction in progress	432	936

Property, plant and equipment	184,340	205,761
Less: accumulated depreciation	120,315	125,387

Property, plant and equipment, net	$64,025	$80,374

     Depreciation expense was $16.6 million, $18.8 million and $20.3 million, of which $6.8 million, $7.9 million and $8.1 million was included in cost of sales, in 2009, 2008 and 2007, respectively.

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
     These acquisitions were accounted for by the purchase method, and accordingly the results of operations are included in our consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired and liabilities assumed was recorded as goodwill. Pro forma results of operations are not presented as these acquisitions are not material. We did not have any acquisitions in 2009 or 2008.
5. Discontinued Operations
     In 2007, the specific business climate related to our New Jersey operations continued to decline as housing activity softened. Due to the continued decline, we recorded a $10.6 million impairment of goodwill and $0.7 million in asset impairments related to our New Jersey operations. As of December 31, 2007, we had no goodwill remaining in our New Jersey reporting unit. In October 2008, we announced our intent to exit the New Jersey market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan prior to December 31, 2008 and will have no further significant continuing involvement in these operations. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the New Jersey market for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. The goodwill and asset impairment charges recorded in 2007 are included in loss from discontinued operations, net of tax.
     In 2007, the specific business climate related to our Ohio operations declined as housing activity softened and our competitors gained market share. Accordingly, we recognized goodwill impairment charges of $16.9 million in 2007. We took certain actions including changing our operational management, reducing head count and targeting new customers in order to improve our operational performance in our Ohio market. Despite these efforts, the housing activity and operating results for this reporting unit declined further in 2008. As such, we recorded an additional $4.0 million goodwill impairment charge and a $0.1 million long-lived asset impairment charge relating to our Ohio operations in the second quarter of 2008. As of December 31, 2008, we had no goodwill remaining in our Ohio reporting unit. In September 2008, we also closed two facilities in Ohio as part of our continued efforts to reduce operating costs and return the market to profitability.
     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan in the second quarter of 2009 and will have no further significant continuing involvement in these operations. The cessation of operations in this market has been treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior years have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007. The goodwill impairment charges recorded in 2008 and 2007 and the asset impairment charges recorded in 2008 are included in loss from discontinued operations, net of tax, in their respective years.

     In 2009, we recognized $2.4 million in expense, which was primarily related to future minimum lease obligations on closed facilities, net of estimated sub-rental lease income, and employee severance. We also sold inventory, machinery and equipment with a net book value of approximately $1.0 million for cash proceeds of $0.6 million, resulting in a loss on the sale of these assets of $0.4 million. During 2009, we negotiated lease terminations on certain Ohio and New Jersey locations. We paid approximately $2.1 million under the terms of the agreements to release us from the remaining obligations under these leases. As a result, we recorded adjustments to our facility closure reserve in the current year of approximately $1.8 million. These amounts are included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2009.
     An analysis of our facility closure reserves related to our discontinued operations for the periods reflected is as follows:

	2007	Additions	Payments	2008	Additions	Payments	Adjustments	2009
				(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$—	$6,819	$(232)	$6,587	$1,632	$(3,757)	$(1,772)	$2,690
Employee severance and termination benefits	—	627	(208)	419	799	(1,218)	—	—

Total facility closure reserve	$—	$7,446	$(440)	$7,006	$2,431	$(4,975)	$(1,772)	$2,690

     The facility and other exit cost reserves related to our discontinued operations in Ohio and New Jersey of $2.7 million at December 31, 2009, of which $2.1 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.
     Sales and loss before income taxes attributable to the Ohio and New Jersey operations, which are reported as discontinued operations, were as follows for the years ended December 31:

	2009	2008	2007
		(In thousands)
Sales	$6,573	$80,271	$124,034
Loss before income taxes	$(4,965)	$(20,111)	$(33,664)
6. Goodwill
     The changes in the carrying amount of goodwill were as follows:

	2009	2008
	(In thousands)
Balance as of January 1,
Goodwill	$172,084	$189,911
Accumulated impairment losses	(60,891)	(34,323)

	111,193	155,588

Acquisitions and other purchase price adjustments	—	(422)
Impairment losses — continuing operations	—	(39,943)
Impairment losses — discontinued operations	—	(4,030)
Goodwill related to exited market	(20,948)	(17,405)
Accumulated impairment losses related to exited market	20,948	17,405

Balance as of December 31,
Goodwill	$151,136	$172,084
Accumulated impairment losses	(39,943)	(60,891)

	$111,193	$111,193

     Since December 31, 2007, we closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with the Intangibles — Goodwill and Other topic of the Codification. During the second quarter of 2008, the macroeconomic factors that drive our business declined further prompting us to revise our expectations and perform an interim impairment test related to our Florida reporting unit which was significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. Based on the results of this interim testing, we determined that the carrying value of goodwill for our Florida reporting unit exceeded its estimated fair value and recorded a $3.5 million pre-tax impairment charge included in asset impairments. We performed our annual impairment test in the fourth quarter of

2008 and as a result of a further decline in the macroeconomic factors that drive our business and in the valuation surplus for this reporting unit, we recorded an additional $36.4 million pre-tax impairment charge for our Florida reporting unit. As of December 31, 2008, we had no further goodwill value on the balance sheet for our Florida reporting unit. We recorded no goodwill impairment charges in continuing operations in 2009 and 2007.
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
     We exited the New Jersey and Ohio markets in 2008 and 2009, respectively. In 2008 and 2007, we recorded $4.0 million and $27.5 million, respectively in goodwill impairments for our New Jersey and Ohio operations which are now included in loss from discontinued operations, net of tax as discussed in Note 5.
7. Intangible Assets
     The following table presents intangible assets as of December 31:

	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
		(In thousands)
Customer relationships	$3,458	$(1,033)	$3,458	$(627)
Non-compete agreements	712	(389)	2,537	(1,328)

Total intangible assets	$4,170	$(1,422)	$5,995	$(1,955)

     During 2009, we had three non-compete agreements expire. We had two non-compete agreements expire in 2008. Additionally in 2008, we recorded a $4.4 million charge to fully impair customer relationship intangibles as their carrying values were not expected to be recovered from future cash flows. During the years ended December 31, 2009, 2008 and 2007, we recorded amortization expense in relation to the above-listed intangible assets of $1.3 million, $2.1 million, and $2.2 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2010	$548
2011	542
2012	449
2013	381
2014	373

8. Accrued Liabilities
     Accrued liabilities consisted of the following at December 31:

	2009	2008
	(In thousands)
Accrued payroll and other employee related expenses	$2,237	$8,217
Accrued taxes	4,798	7,388
Insurance self-retention reserves	7,031	9,591
Accrued interest	1,726	2,435
Advances from customers	1,023	1,569
Facility closure reserves	1,335	3,270
Accrued professional fees	7,731	1,910
Other	3,042	3,414

Total accrued liabilities	$28,923	$37,794

9. Long-Term Debt
     Long-term debt consisted of the following at December 31:

	2009	2008
	(In thousands)
Revolving credit facility	$20,000	$40,000
Floating rate notes	275,000	275,000
Other long-term debt	4,183	4,226

	299,183	319,226
Less: current portion of long-term debt	48	44

Total long-term debt, net of current maturities	$299,135	$319,182

2007 Senior Secured Credit Agreement
     In 2007, we entered into a $350 million revolving credit facility (the “2007 Agreement”) with a consortium of banks. The available borrowing capacity, or borrowing base, under the $350 million revolving credit line is derived primarily from a percentage of our eligible accounts receivable and inventory, as defined by the agreement. During 2009, we reduced the 2007 Agreement from $350 million to $250 million as allowed by the 2007 Agreement. We did not anticipate that our borrowing base would support borrowings in excess of $250 million at any point during the remaining life of the credit facility. This reduction allowed us to reduce our interest expense related to commitment fees. In the first quarter of 2009, we expensed approximately $1.2 million of deferred financing costs related to this reduction.
     Interest rates under the 2007 Agreement are based on a base rate plus an applicable margin. The base rate is the larger of the rate determined by the administrative agent (typically their prime rate) or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.425%, is charged on the unused amount of the revolver and is based on our quarterly average excess availability. The weighted-average interest rate at December 31, 2009 for borrowings outstanding under the 2007 Agreement was 3.75%. At December 31, 2009, we had outstanding letters of credit of approximately $17.3 million.
     Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the $35 million liquidity covenant at December 31, 2009 was zero. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. We were not in violation of any of these covenants as of December 31, 2009. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. Approximately $15.7 million of cash on hand at December 31, 2009 supported a short-fall in the calculation of the $35 million minimum liquidity covenant. Absent the use of cash in the calculation, we would have been forced to repay $15.7 million in borrowings to comply with the covenant. If the $35 million minimum liquidity covenant was triggered in 2009, we would not have met the fixed charge coverage ratio. Based on our 2010 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2010; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
     The 2007 Agreement is scheduled to mature five years from the execution of the agreement and replaced a long-term revolver and a pre-funded letter of credit facility. Included in interest expense for the year ended December 31, 2007 was a $1.6 million write-off of deferred financing fees related to our previous credit facility. We capitalized $4.8 million in deferred loan costs related to the 2007 Agreement which are being amortized over the term of the 2007 Agreement. Additionally, $0.7 million of unamortized deferred financing costs related to our previous credit facility remained capitalized as a component of other assets, net and are being amortized over the term of the 2007 Agreement.
Floating Rate Notes due 2012
     We have $275.0 million in aggregate principal amount of floating rate notes outstanding. The floating rate notes mature on February 15, 2012. Interest accrues at a rate of LIBOR plus 4.25%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears. At any time, we can redeem some or all of the notes at par. In the event of a change in control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. The notes are registered under the Securities Act.
     Prior to the closing of the rights offering and debt exchange (See Note 20) in January 2010, the notes were jointly and severally guaranteed by all of the company’s subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on substantially all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and substantially all of our subsidiaries. All of the subsidiaries are wholly-owned and domiciled in the United States. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the notes contained certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments. We were not in violation of any of these covenants as of December 31, 2009. In conjunction with the rights offering and debt exchange, we amended the indenture under which the 2012 notes were issued to eliminate substantially all of the restrictive covenants, certain conditions to defeasance, and certain events of default and to release the liens on the collateral securing the 2012 notes. As a result of the debt exchange, holders of the 2012 notes exchanged $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of new notes that will mature in 2016, (ii) $105.1 million in cash, and (iii) 7,112,244 shares of our common stock as discussed in Note 20.
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
     In January 2008, we cancelled the interest rate swap agreement that started July 1, 2005. The settlement fees related to the cancellation of this interest rate swap agreement were minimal. The second swap matured on May 15, 2008. In the first quarter of 2008, we entered into three new interest rate swap agreements with notional amounts of $100.0 million, $50.0 million and $50.0 million, respectively, to replace the swap agreements that were to expire in 2008. The swap agreements are three year swaps that fix $200.0 million of our outstanding floating rate notes at a weighted average interest rate of 7.41%, including an applicable margin. We are paying a fixed rate of 3.25%, 3.17% and 2.99%, respectively, on the swaps and receive a variable rate at 90 day LIBOR. The swaps were effective on May 15, 2008. The weighted-average interest rate at December 31, 2009 for the floating rate notes was 6.13%, including the effect of interest rate swap agreements.

     We utilize interest rate swaps in order to mitigate a portion of the interest rate risk that we are exposed to in the normal course of business on our floating rate notes. Our three swaps were designated and qualified as fully effective cash flow hedges. All changes in fair value were recorded in accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into earnings when the related interest expense on the underlying borrowing was recognized. The table below presents the effect of our interest rate swap derivatives on the consolidated statements of operations for the years ended December 31:

				Amount of Loss
				Reclassified from OCI
	Amount of Loss Recognized in OCI			Into Income
Derivatives Designated as	(In thousands)		Location of Loss Reclassified	(In thousands)
Hedging Instruments	2009	2008	from OCI into Income	2009	2008
Interest rate swaps	$(3,357)	$(8,597)	Interest expense, net	$(6,088)	$(838)
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
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At December 31, 2009, the reserve for the swaps was $5.3 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
     In December 2009, certain conditions of the proposed recapitalization plan were met, which indicated that the transaction was considered probable of occurring. The recapitalization plan, as discussed in Note 20, would reduce our outstanding floating rate notes to $145.0 million causing a portion of the future cash flows being hedged by our $200 million swaps to be deemed probable of not occurring. As a result, in December 2009 we cancelled and settled our $50 million swap with a fixed rate of 2.99% for $1.7 million. Primarily all of this payment was expensed and is included as a component of interest expense, net in the consolidated statement of operations for the year ended December 31, 2009. We also dedesignated the remaining $150 million of our swaps. The amounts related to the dedesignation were not significant during the year. Amounts included in accumulated other comprehensive (loss) income for $5.0 million of the remaining swaps was reclassed to expense in 2009 as the cash flows being hedged were considered probable of not occurring. Amounts included in accumulated other comprehensive (loss) income at December 31, 2009 related to the remaining $145.0 million of swaps was frozen and will be amortized over the remaining terms of the swaps. Any subsequent changes in the fair value of these swaps will be recognized in interest expense, net, in the consolidated statement of operations.
Fair Value
     The Fair Value Measurements and Disclosures topic of the Codification provides a framework for measuring the fair value of assets and liabilities and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:
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
     The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of December 31,	Measurement as of	As of December 31,	Measurement as of
	2009	December 31, 2009	2008	December 31, 2008
Interest rate swaps (included in Other long-term liabilities)	$5,314	$5,314	$7,667	$7,667

     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The fair value of the floating rate notes at December 31, 2009, based on the most recent trade price, was approximately $253.0 million. The carrying value of amounts outstanding under the revolving credit facility approximate fair value.
Other Long-Term Debt
     In 2006, we completed construction on a new multi-purpose facility. Based on the evaluation of the construction project in accordance with the Leases topic of the Codification, the company was deemed the owner of the facility during the construction period. Effectively, a sale and leaseback of the facility occurred when construction was completed and the lease term began. This transaction did not qualify for sale-leaseback accounting. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other long-term debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.
     Future maturities of long-term debt as of December 31, 2009 were as follows (in thousands):

Year ending December 31,
2010	$48
2011	52
2012	295,058
2013	63
2014	69
Thereafter	3,893

Total long-term debt (including current portion)	$299,183

10. Employee Stock-Based Compensation
2007 Incentive Plan
     Under our 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. At December 31, 2009, the maximum number of common shares reserved for the grant of awards under the 2007 Plan was 2.5 million, subject to adjustment as provided by the 2007 Plan. At that time, no more than 2.5 million shares were available to be made subject to options or stock appreciation rights (“SARs”) granted under the 2007 Plan, and no more than 1.25 million shares were available to be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). As of December 31, 2009, 2.0 million shares were available for issuance under the 2007 Plan, 1.1 million of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan
     Under our 2005 Equity Incentive Plan (“2005 Plan”), we are authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or SARs granted under the 2005 Plan, and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of December 31, 2009, 840,000 shares were available for issuance under the 2005 Plan, 582,000 of which may be made subject to stock-based awards other than options or SARs.
1998 Stock Incentive Plan
     Under the Builders FirstSource, Inc. 1998 Stock Incentive Plan (“1998 Plan”), we were authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorized the sale of common stock on terms determined by our board of directors.
     Stock options granted under the 1998 Plan generally cliff vest after a period of seven to nine years with certain option grants subject to acceleration if certain financial targets were met. The expiration date is generally 10 years subsequent to date of issuance. As of January 1, 2005, no further grants will be made under the 1998 Plan.
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
     The exchange of original options for new option grants was treated as a modification of the original options. The remaining unamortized stock compensation expense related to the original options continues to be amortized over the original vesting period related to those options. The compensation expense for the incremental difference between the fair value of the new options and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, is being amortized over the vesting period of the new option grants which vest ratably over a term of approximately three years.
     The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2008	2,853	$4.94
Exercised	(273)	$3.15
Forfeited	(296)	$4.79

Outstanding at December 31, 2009	2,284	$5.17	5.8	$751

Exercisable at December 31, 2009	1,557	$4.34	4.6	$747
     The outstanding options at December 31, 2009 include options to purchase 355,000 shares granted under the 2007 Plan, 841,000 shares granted under the 2005 Plan and 1,088,000 shares under the 1998 Plan. As of December 31, 2009, options to purchase 118,000 shares under the 2007 Plan, 357,000 shares under the 2005 Plan and 1,082,000 shares under the 1998 Plan awards were exercisable. The weighted average grant date fair value of options granted during the years ended December 31, 2008 and 2007 was $2.75

(excluding options re-granted in the Exchange Offer) and $6.50 per share, respectively. No option awards were granted during 2009. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $1.5 million and $6.9 million, respectively. We realized no tax benefits for stock options exercised during the years ended December 31, 2009 and 2008, and $2.6 million in tax benefits for stock options exercised during the year ended December 31, 2007.
     Outstanding and exercisable stock options at December 31, 2009 were as follows (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price
$3.15	1,088	$3.15	3.0	1,082	$3.15
$6.70 - $7.15	1,196	$7.02	8.3	475	$7.04

$3.15 - $7.15	2,284	$5.17	5.8	1,557	$4.34

     The following table summarizes restricted stock activity for the year ended December 31, 2009 (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2008	389	$14.84
Granted	26	$5.86
Vested	(337)	$15.00
Forfeited	(17)	$11.12

Nonvested at December 31, 2009	61	$11.21

     Our results of operations included stock compensation expense of $2.9 million ($2.9 million net of taxes), $8.5 million ($8.5 million net of taxes) and $7.0 million ($4.3 million net of taxes) for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $1.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.
     In January 2010, our shareholders approved an amendment to our 2007 Plan which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. On February 3, 2010, our board of directors granted 3,945,000 stock options and 1,800,000 shares of restricted stock to employees under our 2007 Plan. All the awards vest at one-third on the second, third, and fourth anniversaries of the grant date. The grant date fair value for the restricted stock and the exercise price for the options was $3.19 per share, which was the closing stock price on the grant date.
11. Facility Closure Costs
     During 2009, we developed and executed a plan to close a distribution facility in Maryland and an administrative facility in South Carolina. In 2009, we recognized $1.4 million in expense, which was primarily related to future minimum lease obligations on these vacated facilities, net of estimated sub-rental lease income, as well as lease termination costs and revisions to sub-rental income estimates. Of the $1.4 million we recognized in expense during 2009, $1.2 million was included in facility closure costs and $0.2 million was included in interest expense, net in the accompanying consolidated statement of operations.
     During 2008, we developed and executed a plan to close four facilities located in North Carolina, Georgia and Texas. The facility closures were primarily due to the continued decline in economic conditions that affected these locations as well as the consolidation of locations in certain markets in an attempt to reduce operating costs. In conjunction with this plan, we began disposing of assets and severing employees. We sold owned real estate related to closed facilities for approximately $0.9 million resulting in an immaterial loss on the sale. We completed the exit plan prior to December 31, 2008. During 2008, we recognized approximately $1.4 million in expense related to closed facilities, of which $1.2 million was included in facility closure costs and $0.2 million was included in interest expense, net in the accompanying consolidated statement of operations.

     An analysis of our facility closure reserves for the periods reflected is as follows:

	2007	Additions	Payments	2008	Additions	Payments	2009
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$2,122	$1,112	$(756)	$2,478	$1,394	$(1,542)	$2,330
Employee severance and termination benefits	—	272	(134)	138	26	(164)	—

Total facility closure reserve	$2,122	$1,384	$(890)	$2,616	$1,420	$(1,706)	$2,330

     The facility and other exit cost reserves of $2.3 million at December 31, 2009, of which $1.6 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.
     As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market we may temporary close, or idle, facilities with plans to reopen these facilities once capacity returns to the market. At December 31, 2009, we had three idled facilities; one in Georgia, Florida, and South Carolina. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in these markets worsen, or recovery take significantly longer than forecasted, these facilities may be permanently closed, at which time asset impairment charges could be incurred. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We continuously monitor economic conditions in all our markets, and while at the present time there are no plans to close or idle additional facilities, changes in market conditions may warrant future closings or idling of facilities.
12. Income Taxes
     The components of income tax benefit included in continuing operations were as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Current:
Federal	$(31,736)	$(36,240)	$(831)
State	502	(426)	346

	(31,234)	(36,666)	(485)

Deferred:
Federal	378	19,364	(1,175)
State	33	(368)	(2,671)

	411	18,996	(3,846)

Income tax benefit	$(30,823)	$(17,670)	$(4,331)

     Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2009	2008
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$337	$350
Insurance reserves	3,852	4,999
Facility closure reserves	1,944	3,592
Stock-based compensation expense	3,433	4,061
Accounts receivable	1,620	2,024
Inventories	1,249	2,000
Operating loss and credit carryforwards	30,394	20,509
Interest rate swap agreements	2,635	3,038
Goodwill	6,464	10,215
Property, plant and equipment	4,299	3,785
Other	396	374

	56,623	54,947

Valuation allowance	(52,839)	(51,056)

Total deferred tax assets	3,784	3,891

Deferred tax liabilities related to:
Prepaid expenses	1,347	1,447
Goodwill	6,137	5,733

Total deferred tax liabilities	7,484	7,180

Net deferred tax liability	$(3,700)	$(3,289)

     A reconciliation of the statutory federal income tax rate to the company’s effective rate for continuing operations is provided below for the years ended December 31:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	3.1%	2.6%	9.4%
Effect of changes in tax law	2.4%	—%	20.7%
Valuation allowance	(4.4)%	(22.8)%	—%
Non-deductible goodwill impairment	—%	(2.2)%	—%
Other	(1.0)%	0.2%	(2.7)%

	35.1%	12.8%	62.4%

     We have $388.5 million of state operating loss carryforwards and $2.8 million of state tax credit carryforwards expiring at various dates through 2030. We also have $25.3 million of federal net operating loss carryforwards that will expire at various dates through 2030. The federal and state operating loss carryforwards exclude approximately $1.8 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2009. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized. During the second quarter of 2007, tax legislation was enacted in one of our filing jurisdictions that increased the tax rate at which loss carryforwards can be utilized in the future. We increased the value of our deferred tax assets related to these loss carryforwards by approximately $1.4 million based on the provisions outlined in the legislation. The adjustment was recorded as an increase to the income tax benefit.
     We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling approximately $41.2 million against primarily all of our net deferred tax assets, of which $31.6 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income, and $6.6 million related to our discontinued operations. During 2009, we recorded an additional valuation allowance of approximately $3.9 million related to our continuing operations. We reduced the valuation allowance related to other comprehensive (loss) income and discontinued operations by approximately $1.1 million and $0.1 million, respectively. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.
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
     The following table shows the changes in our valuation allowance:

	2009	2008	2007
	(In thousands)
Balance at January 1,	$51,056	$9,970	$8,033
Additions charged to expense:
Continuing operations	3,883	31,601	—
Discontinued operations	—	6,562	1,937
Additions charged to other comprehensive loss	—	3,038	—
Deductions	(2,100)	(115)	—

Balance at December 31,	$52,839	$51,056	$9.970

     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and extended the carryback period to up to five years for which current year losses can be offset against previously generated taxable income. Due to this recently enacted federal tax legislation, we are able to carry back losses generated in 2009 against taxable income generated in 2006, 2005, and 2004. As a result, we recorded an income tax receivable of approximately $33.8 million in the consolidated balance sheet as of December 31, 2009. We expect to receive the cash proceeds from the refund in the second quarter of 2010. We recognized an income tax benefit of $2.1 million in continuing operations related to losses generated by our discontinued operations due to this change in tax law. No state in which we file has adopted the Act, and as such no state benefits will be realized from the extended carryback provision.
     In July 2006, the FASB issued guidance that clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition measurement, classification, interest and penalties, and disclosure requirements. We adopted this guidance at the beginning of 2007 and the implementation did not have a significant impact on our financial position or results of operations. As a result of the adoption, we recognized a $0.8 million increase to reserves for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.
     We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $0.1 million, $0.1 million and $0.3 million in 2009, 2008 and 2007, respectively. We also reduced interest and penalties by $0.5 million in 2008 and $0.1 million in 2007 due to settlements with taxing authorities and the lapse of applicable statutes of limitations. We had a total of $0.3 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2009 and 2008.
     The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2009	2008	2007
	(In thousands)
Balance at January 1,	$1,291	$2,347	$2,364
Tax positions taken in prior periods:
Gross increases	22	26	321
Gross decreases	—	(63)	(507)
Tax positions taken in current period:
Gross increases	1,084	111	250
Additions for tax positions acquired in business combinations	—	—	161
Settlements with taxing authorities	—	(705)	(16)
Lapse of applicable statute of limitations	(1)	(425)	(226)

Balance at December 31,	$2,396	$1,291	$2,347

     If our uncertain tax positions were recognized, a benefit of $0.9 million, net of any U.S. Federal tax benefit, would affect our effective income tax rate.
     We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. We report in 18 states with various years open to examination.
13. Employee Benefit Plans
     We maintain one active defined contribution 401(k) plan. Our employees are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match 25 cents of each pre-tax dollar contributed by participating employees, up to 6% of employees’ contributions and subject to IRS limitations. The Company’s matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $0.8 million, $2.4 million and $2.9 million in 2009, 2008 and 2007, respectively, for contributions to the plan.
14. Commitments and Contingencies
     We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $31.6 million, $34.8 million and $35.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.2 million as of December 31, 2009. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.
     Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2010	$1,272	$27,259
2011	1,200	20,602
2012	1,203	14,459
2013	943	12,489
2014	636	10,899
Thereafter	223	24,857

	$5,477	$110,565

*	Includes related party future minimum commitments for noncancelable operating leases.
     We have outstanding letters of credit totaling $17.3 million that principally support our self-retention insurance programs.
     In the third quarter of 2009, we were named as a nominal defendant, and our directors named as defendants, in a consolidated class and derivative action lawsuit and an additional derivative action lawsuit related to our initial recapitalization plans. The additional lawsuit was consolidated in October 2009 with the earlier filed lawsuits. In December 2009, we announced that the Delaware Court of Chancery approved the proposed settlement of this consolidated class and derivative action lawsuit. The terms of the settlement are set forth in the definitive Stipulation and Agreement of Compromise, Settlement, and Release as agreed to in November 2009. We paid $2.4 million in December 2009 in accordance with the terms of the settlement. Based on an agreement with our insurance carrier this amount was expected to be reimbursed under our insurance policy and therefore, was included in other receivables in our consolidated balance sheet as of December 31, 2009. We also incurred additional legal fees and other administrative costs related to the lawsuit of approximately $0.6 million which were expensed in the consolidated statement of operations in 2009. In February 2010, we were reimbursed under our insurance policy for the full amount of the settlement payment.
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
15. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in the Segment Reporting topic of the Codification, and thus have one reportable segment.
     Sales by product category were as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Prefabricated components	$129,781	$194,173	$301,499
Windows & doors	163,952	248,515	347,807
Lumber & lumber sheet goods	164,627	238,719	393,022
Millwork	72,798	102,803	144,954
Other building products & services	146,728	207,804	281,146

Total sales	$677,886	$992,014	$1,468,428

16. Related Party Transactions
     An affiliate of JLL Partners, Inc. is a principal beneficial owner of PGT, Inc. Floyd F. Sherman, our president and chief executive officer, serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $3.0 million, $2.8 million and $2.7 million in 2009, 2008 and 2007, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.4 million and $0.2 million as of December 31, 2009 and 2008, respectively.
     In 2009, 2008 and 2007, we paid approximately $1.3 million, $1.4 million and $1.3 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.
     As of December 31, 2009, JLL Partners, Inc. and Warburg Pincus indirectly owned $97.8 million aggregate principal amount of our 2012 notes which were purchased during 2009 in the public market. Interest was paid on these notes during the year in accordance with the terms of the 2012 notes. In connection with the rights offering and debt exchange discussed in Note 20, JLL and Warburg Pincus each exercised rights to acquire 12.9 million shares of common stock at a subscription price of $3.50 per share and exchanged their 2012 notes for $80.1 million in cash and $17.7 million of common stock, or 5.1 million shares. We also agreed to reimburse JLL Partners, Inc. and Warburg Pincus for all reasonable and actual out-of-pocket expenses incurred in connection with the recapitalization transactions.
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
     Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2009, our top 10 customers accounted for approximately 21.8% of our sales, and no single customer accounted for more than 6% of sales.

     We source products from a large number of suppliers. No materials purchases from any single supplier represented more than 8% of our total materials purchases in 2009.
18. Supplemental Cash Flow Information
     Supplemental cash flow information was as follows for the years ended December 31:

	2009	2008	2007
	(In thousands)
Cash payments for interest	$23,648	$24,011	$28,780
Cash (refunds) payments for income taxes	(32,758)	(15,169)	1,168
19. Unaudited Quarterly Financial Data
     The following tables summarize the consolidated quarterly results of operations for 2009 and 2008 (in thousands, except per share amounts):

	2009
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$159,576		$175,482		$188,865		$153,963
Gross margin	33,550		39,173		39,392		30,291
Income (loss) from continuing operations	(28,616	)(1)	(18,554	)(2)	(15,949	)(3)	6,230	(4)
Income (loss) from discontinued operations, net of tax	(1,962)		(4,050)		703		344
Net income (loss)	(30,578)		(22,604)		(15,246)		6,574
Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(0.73	)(1)	$(0.47	)(2)	$(0.41	)(3)	$0.16	(4)
Income (loss) from discontinued operations	(0.05)		(0.11)		0.02		0.01

Net income (loss)	$(0.78)		$(0.58)		$(0.39)		$0.17

	2008
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Net sales	$250,793	$282,314		$266,002		$192,905
Gross margin	56,450	61,212		56,345		41,534
Loss from continuing operations	(14,208)	(42,564	)(5)	(15,612	)(7)	(48,199	)(9)
Loss from discontinued operations, net of tax	(1,638)	(3,349	)(6)	(3,244	)(8)	(10,680	)(10)
Net loss	(15,846)	(45,913)		(18,856)		(58,879)
Basic and diluted net loss per share
Loss from continuing operations	$(0.37)	$(1.09	)(5)	$(0.40	)(7)	$(1.24	)(9)
Loss from discontinued operations	(0.04)	(0.09	)(6)	(0.09	)(8)	(0.27	)(10)

Net loss	$(0.41)	$(1.18)		$(0.49)		$(1.51)

(1)	Includes write-off of deferred financing costs of $1.2 million as discussed in Note 9 and a valuation allowance of $12.2 million as discussed in Note 12.

(2)	Includes asset impairment charge of $0.5 million as discussed in Note 2, facility closure costs of $0.7 million as discussed in Note 11, and a valuation allowance of $6.6 million as discussed in Note 12.

(3)	Includes a valuation allowance of $6.2 million as discussed in Note 12.

(4)	Includes a valuation allowance of ($21.1) million as discussed in Note 12.

(5)	Includes goodwill impairment of $3.5 million as discussed in Note 6, asset impairment charges of $2.2 million as discussed in Note 2, other intangible asset impairment charges of $4.4 million as discussed in Note 7, and a valuation allowance of $24.1 million as discussed in Note 12.

(6)	Includes goodwill impairment of $4.0 million as discussed in Note 5.

(7)	Includes facility closure costs of $0.7 million as discussed in Note 11 and a valuation allowance of $3.2 million as discussed in Note 12.

(8)	Includes facility closures costs of $3.5 million as discussed in Note 5.

(9)	Includes goodwill impairment of $36.4 million as discussed in Note 6, asset impairment charge of $0.4 million as discussed in Note 2, facility closures costs of $0.3 million as discussed in Note 11, and a valuation allowance of $4.3 million as discussed in Note 12.

(10)	Includes facility closure costs of $3.8 million as discussed in Note 5 and a valuation allowance of $6.6 million as discussed in Note 12.
     Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.
20. Subsequent Event
     On September 1, 2009, we announced that we had received a proposal from our two largest stockholders, JLL Partners Inc. and Warburg Pincus for a common stock rights offering and debt exchange. Our Board of Directors formed a special committee of independent directors to review and respond to this proposal. Following negotiations among JLL, Warburg Pincus and the special committee, on October 23, 2009, we announced a revised proposal from JLL and Warburg Pincus providing for a $205 million common stock rights offering and debt exchange for our Second Priority Senior Secured Floating Rate Notes due 2012. These transactions closed in January 2010. The Company raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We will use $75 million of the proceeds from the rights offering for general corporate purposes and to pay the expenses of the rights offering and the debt exchange. The remaining $105.1 million of proceeds was used to repurchase a portion of the 2012 notes in the debt exchange.
     In the debt exchange, holders of the 2012 notes exchanged, at par, $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of new notes, (ii) $105.1 million in cash from the proceeds of the rights offering, and (iii) 7,112,244 shares of our common stock. As a result of the debt exchange, we reduced our indebtedness by $130.0 million and extended the maturity of $139.7 million of indebtedness until 2016. Upon closing of the rights offering and debt exchange, our funded debt was $165.0 million, which consisted of $20.0 million of outstanding borrowings under our senior secured revolving credit facility, $139.7 million of 2016 notes, and $5.3 million of our remaining 2012 notes.
     The $139.7 million in aggregate principal amount of new second priority senior secured floating rate notes mature on February 15, 2016. Interest accrues on the floating rate notes at a rate of 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears. At any time we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. The resale of the notes is registered under the Securities Act.
     The notes are jointly and severally guaranteed by all of the company’s subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on substantially all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and substantially all of our subsidiaries. All of the subsidiaries are wholly-owned and domiciled in the United States. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the 2016 notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments.

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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2009, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2010 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.
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
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2010 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2010 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2010 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2010 under the caption “Proposal 2 — Ratification of Selection of Auditors — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) (1) See the index to consolidated financial statements provided in Item 8 for a list of the financial statements filed as part of this report.
     (2) Financial statement schedules are omitted because they are either not applicable or not material.
     (3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1
Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2
Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1
Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

4.2
Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number	Description
4.3
Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2010, File Number 0-51357)

4.4
Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.1
Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on July 31, 2009, File Number 0-51357)

10.2
Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.3
Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.4
Second Lien Pledge and Security Agreement, dated as of January 21, 2010, by and among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.5
Investment Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the Securities and Exchange Commission on December 3, 2009, File Number 333-162906)

10.6
Amendment No. 1 to Investment Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.7
Support Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.8
Amendment No. 1 to Support Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.9+
Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number	Description
10.10+
Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.11+
2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.12+
Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.13+
2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

10.14+
2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

10.15+
2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.16+
2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.17+
2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.18+
Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.19+
2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.20+
2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.21*+	2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors

10.22+
Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)

10.23+
Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.24+
Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.25+
Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

Exhibit
Number	Description
10.26+
Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.27+
Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

10.28+
Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.29+
Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.30+
Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.31+
Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

14.1
Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

14.2
Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included as part of signature page)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement
     (b) A list of exhibits filed, furnished or incorporated by reference with this Form 10-K is provided above under Item 15(a)(3) of this report. Builders FirstSource, Inc. will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Donald F. McAleenan, Senior Vice President and General Counsel, 2001 Bryan Street, Suite 1600, Dallas, Texas 75201.
     (c) Not applicable

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 4, 2010

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

Signature	Title	Date

/s/ FLOYD F. SHERMAN Floyd F. Sherman	President and Chief Executive Officer (Principal Executive Officer and Director)	March 4, 2010

/s/ M. CHAD CROW M. Chad Crow	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2010

/s/ BRAD A. LEIST Brad A. Leist	Vice President and Controller (Principal Accounting Officer)	March 4, 2010

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 4, 2010

/s/ DAVID A. BARR David A. Barr	Director	March 4, 2010

/s/ CLEVELAND A. CHRISTOPHE Cleveland A. Christophe	Director	March 4, 2010

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 4, 2010

/s/ MICHAEL GRAFF Michael Graff	Director	March 4, 2010

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 4, 2010

/s/ KEVIN J. KRUSE Kevin J. Kruse	Director	March 4, 2010

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 4, 2010

/s/ CRAIG A. STEINKE Craig A. Steinke	Director	March 4, 2010

EXHIBIT INDEX

Exhibit
Number	Description
3.1
Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2
Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1
Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

4.2
Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3
Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2010, File Number 0-51357)

4.4
Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.1
Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on July 31, 2009, File Number 0-51357)

10.2
Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.3
Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.4
Second Lien Pledge and Security Agreement, dated as of January 21, 2010, by and among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.5
Investment Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the Securities and Exchange Commission on December 3, 2009, File Number 333-162906)

Exhibit
Number	Description
10.6
Amendment No. 1 to Investment Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.7
Support Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.8
Amendment No. 1 to Support Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.9+
Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.10+
Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.11+
2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.12+
Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.13+
2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

10.14+
2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

10.15+
2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.16+
2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.17+
2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.18+
Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.19+
2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

Exhibit
Number	Description
10.20+
2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.21*+	2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors

10.22+
Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)

10.23+
Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.24+
Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.25+
Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.26+
Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.27+
Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

10.28+
Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.29+
Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.30+
Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.31+
Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

14.1
Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

14.2
Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included as part of signature page)

Exhibit
Number	Description
31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**
Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement