Form 10-Q
period 2010-03-31
Builders FirstSource, Inc.
filed 2010-04-29
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 27, 2010 was 96,693,529.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands,
	except per share amounts)
Sales	$161,373	$159,576
Cost of sales	131,942	126,026

Gross margin	29,431	33,550
Selling, general and administrative expenses	49,445	52,062
Facility closure costs	5	454

Loss from operations	(20,019)	(18,966)
Interest expense, net	11,325	7,536

Loss from continuing operations before income taxes	(31,344)	(26,502)
Income tax (benefit) expense	(144)	2,114

Loss from continuing operations	(31,200)	(28,616)
Loss from discontinued operations (net of income tax benefit of $0 in 2010 and 2009)	(186)	(1,962)

Net loss	$(31,386)	$(30,578)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.38)	$(0.73)
Loss from discontinued operations	(0.00)	(0.05)

Net loss	$(0.38)	$(0.78)

Weighted average common shares outstanding:
Basic and diluted	81,849	39,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$124,817	$84,098
Trade accounts receivable, less allowances of $4,303 and $4,883 at March 31, 2010 and December 31, 2009, respectively	74,238	60,723
Other receivables	36,513	39,758
Inventories	63,384	48,022
Other current assets	7,548	7,741

Total current assets	306,500	240,342
Property, plant and equipment, net	62,195	64,025
Goodwill	111,193	111,193
Other assets, net	11,210	19,391

Total assets	$491,098	$434,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,593	$39,570
Accrued liabilities	26,586	28,923
Current maturities of long-term debt	49	48

Total current liabilities	84,228	68,541
Long-term debt, net of current maturities	169,089	299,135
Other long-term liabilities	19,164	20,328

Total liabilities	272,481	388,004
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,709 and 36,347 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	949	363
Additional paid-in capital	351,927	150,240
Accumulated deficit	(130,359)	(98,973)
Accumulated other comprehensive loss	(3,900)	(4,683)

Total stockholders’ equity	218,617	46,947

Total liabilities and stockholders’ equity	$491,098	$434,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(31,386)	$(30,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,768	4,748
Amortization of deferred loan costs	4,491	1,875
Bad debt expense	410	1,130
Net non-cash (income) expense from discontinued operations	(3)	77
Stock compensation expense	1,041	1,437
Deferred income taxes	(329)	103
Net gain on sales of assets	(61)	(283)
Changes in assets and liabilities:
Receivables	(10,677)	13,088
Inventories	(15,362)	5,033
Other current assets	193	2,254
Other assets and liabilities	(387)	(458)
Accounts payable	18,023	7,820
Accrued liabilities	3,388	(9,481)

Net cash used in operating activities	(26,891)	(3,235)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,858)	(1,670)
Proceeds from sale of property, plant and equipment	118	700

Net cash used in investing activities	(1,740)	(970)

Cash flows from financing activities:
Payments of long-term debt and other loans	(105,152)	(10)
Proceeds from rights offering	180,107	—
Payment of recapitalization costs	(5,574)	—
Repurchase of common stock	(31)	(126)

Net cash provided by (used in) financing activities	69,350	(136)

Net change in cash and cash equivalents	40,719	(4,341)
Cash and cash equivalents at beginning of period	84,098	106,891

Cash and cash equivalents at end of period	$124,817	$102,550

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
     The condensed consolidated balance sheet as of December 31, 2009 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2009 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2009 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.
2. Net Loss per Common Share
     Net loss per common share (“EPS”) is calculated in accordance with the Earnings per Share topic of the Codification, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average shares for basic EPS	81,849	39,025
Dilutive effect of stock awards and options	—	—

Weighted average shares for diluted EPS	81,849	39,025

     In connection with our common stock rights offering, as discussed in Note 4, we offered all shareholders the right to purchase additional shares at an offering price of $3.50 per share. At the inception of our rights offering the offering price was lower than the fair value of our common stock, thus creating a bonus element which requires us to retroactively adjust the weighted average shares for basic EPS for all periods prior to the closing of the transaction. Therefore, we increased the number of weighted average common shares used in computing basic and diluted EPS for 2009 using an adjustment factor of 1.09.
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.8 million and 171,000 restricted stock shares excluded from the computations of basic EPS for the three months ended March 31, 2010 and 2009, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 6.2 million and 2.8 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2010 and 2009, respectively, because their effect was anti-dilutive.
3. Receivables
     Trade accounts receivable consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Trade receivables	$78,541	$65,606
Less: allowance for returns and doubtful accounts	4,303	4,883

Trade accounts receivable, net	$74,238	$60,723

     Other receivables consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Income tax receivables	$33,904	$33,819
Other	2,609	5,939

Other receivables	$36,513	$39,758

4. Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	275,000
2016 notes	139,718	—
Other	4,171	4,183

	169,138	299,183
Less: current portion of long-term debt	49	48

Total long-term debt, net of current maturities	$169,089	$299,135

     On January 21, 2010, the Company completed a common stock rights offering and debt exchange for our Second Priority Senior Secured Floating Rate Notes due 2012 (“2012 notes”). As part of these transactions, the Company raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We used $105.1 million of the proceeds from the rights offering to repurchase a portion of the 2012 notes in the debt exchange. We used a portion of the remaining $75.0 million of proceeds to pay the expenses of the rights offering and the debt exchange and will use the remainder for general corporate purposes.
     In the debt exchange, holders of the 2012 notes exchanged, at par, $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2016 (“2016 notes”), (ii) $105.1 million in cash from the proceeds of the rights offering, and (iii) 7,112,244 shares of our common stock. As a result of the debt exchange, we reduced our indebtedness by $130.0 million and extended the maturity of $139.7 million of indebtedness until 2016. Upon closing of the rights offering and debt exchange, our funded debt was $165.0 million, which consisted of $20.0 million of outstanding borrowings under our senior secured revolving credit facility, $139.7 million of 2016 notes, and $5.3 million of our remaining 2012 notes. There was no gain or loss recognized on the extinguishment of the 2012 notes since the notes were exchanged at par value for cash and common stock which had a closing price on the transaction date that was equal to the exchange price of $3.50 per share.
     The $139.7 million in aggregate principal amount of new second priority senior secured floating rate notes mature on February 15, 2016. Interest accrues on the floating rate notes at a rate of 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR is reset at the beginning of each quarterly period. Interest on the floating rate notes is payable quarterly in arrears. At any time we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. The resale of these notes was registered under the Securities Act.

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
     In connection with our rights offering and debt exchange, we incurred approximately $9.3 million of various third-party fees and expenses. Of the total costs incurred, $0.5 million, net of insurance recoveries, related to the settlement of the consolidated class and derivative action lawsuit involving our initial recapitalization plans and $2.6 million related primarily to the special committee formed to review and respond to the recapitalization proposal. Primarily all of these costs were incurred and expensed in 2009 as a component of selling, general and administrative expenses. The remaining $6.2 million of costs incurred were considered to be directly related to the issuance of the common stock and the 2016 notes in the rights offering and debt exchange. These costs were allocated to the debt and equity based on their relative fair value to the total consideration issued in the transaction. Accordingly, $3.7 million was allocated to the rights offering and recorded as a reduction to additional paid-in capital. The remaining $2.5 million of costs were allocated to the 2016 notes and expensed in the current quarter as a component of interest expense, net, in the condensed consolidated statement of operations. The debt exchange was considered to be a modification, and therefore, any third-party costs were expensed as incurred. In addition, $1.6 million of unamortized debt issue costs related to the 2012 notes extinguished as part of the transaction were expensed in the current quarter and also included in interest expense, net, in the condensed consolidated statement of operations. The remaining $1.9 million of unamortized debt issue costs will be amortized over the remaining term of the outstanding floating rate notes.
     During the first quarter of 2009, we reduced the borrowing capacity under our 2007 Senior Secured Credit Agreement (the “2007 Agreement”) from $350 million to $250 million, as we did not expect our borrowing base to support borrowings in excess of $250 million at any point during the remaining life of this credit facility. This reduction also allowed us to reduce our interest expense related to commitment fees. As a result of this reduction, we expensed approximately $1.2 million of deferred financing costs related to this reduction for the three months ended March 31, 2009.
     Loans under the 2007 Agreement are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the $35 million liquidity covenant at March 31, 2010 was $6.4 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. At March 31, 2010, we were not required to have any cash on deposit with the agent in order to support a short-fall in the calculation of the $35 million minimum liquidity covenant. Based on our 2010 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2010 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
     We utilize interest rate swaps in order to mitigate a portion of the interest rate risk that we are exposed to in the normal course of business on our floating rate notes. In the first quarter of 2008, we entered into three interest rate swap agreements with notional amounts of $100 million, $50 million, and $50 million. The swap agreements, effective May 15, 2008, were for a term of three years. In conjunction with our debt exchange and resulting reduction in outstanding floating rate notes to $145.0 million, we cancelled and settled one of our $50 million swaps that had a fixed rate of 2.99% for $1.7 million in December 2009. Under the remaining $100 million and $50 million swap agreements, we are paying fixed rates of 3.25% and 3.17%, respectively, which fix our outstanding floating rate notes at a weighted average interest rate of 7.47%, including an applicable margin, and receiving a variable rate at 90 day LIBOR. In December 2009, we dedesignated the remaining $150 million of our swaps.

     The tables below present the effect of our interest rate swap derivatives on the condensed consolidated statements of operations for the three months ended March 31:

	Amount of Loss			Amount of Loss Reclassified
Derivatives Designated	Recognized in OCI*		Location of Loss Reclassified	from OCI Into Income*
as Hedging Instruments	2010	2009	from OCI into Income	2010	2009
Interest rate swaps	$—	$(808)	Interest expense, net	$—	$(725)

*	Net of tax

		Amount of Loss
Derivatives Not Designated		Recognized in Income*
as Hedging Instruments	Location of Loss Recognized in Income	2010	2009
Interest rate swaps	Interest expense, net	$(1,606)	$—

*	Net of tax
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
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At March 31, 2010, the reserve for the swaps is $5.5 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
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
     The only financial instruments measured at fair value on a recurring basis are our interest rate swaps. We do not trade in swaps or hold them for speculative purposes, therefore, the retail market that exists for swaps would be the most advantageous market for our interest rate swaps. As such, we use the market approach to value our interest rate swaps by obtaining a quote from the counterparty that is based on a discounted cash flow analysis which incorporates information obtained from third-party market sources and is adjusted for company specific credit risk. We validate the fair value quote obtained from the counterparty by using an independent, third-party discounted cash flow analysis which also utilizes market information. These discounted cash flow techniques incorporate Level 1 and Level 2 inputs. In addition to the term and notional amount inputs, the valuation also factors in discount rate, forward yield curves, and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the hierarchy.

     The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of March 31,	Measurement as of	As of December 31,	Measurement as of
	2010	March 31, 2010	2009	December 31, 2009
Interest rate swaps (included in Other long-term liabilities)	$5,006	$5,006	$5,314	$5,314

     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The carrying value of the floating rate notes at March 31, 2010 approximates fair value. The carrying value of amounts outstanding under the 2007 Agreement also approximates fair value.
5. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(31,386)	$(30,578)
Other comprehensive income (loss) — changes related to interest rate swap agreements, net of related tax effect	783	(83)

Total comprehensive loss	$(30,603)	$(30,661)

6. Employee Stock-based Compensation
     In January 2010, our shareholders approved an amendment to our 2007 Incentive Plan (“2007 Plan”) which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. On February 3, 2010, our board of directors granted 3,945,000 stock options and 1,800,000 shares of restricted stock to employees under our 2007 Plan. All the awards vest in one-third installments on the second, third and fourth anniversaries of the grant date. The grant date fair value for the restricted stock and the exercise price for the options was $3.19 per share, which was the closing stock price on the grant date. The grant date fair value of the options was $2.54 and was determined using the following assumptions:

Expected life	6 years
Expected volatility	99.28%
Expected dividend yield	0.00%
Risk-free rate	2.97%
7. Income Taxes
     In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three months ended March 31, 2010, we recorded additional valuation allowance of $11.6 million against the net deferred tax assets generated from the net loss during the period related to our continuing operations. We recorded a similar valuation allowance of $12.2 million in the three months ended March 31, 2009.
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
     In April 2010, we received our federal income tax refund of $33.8 million.

8. Commitments and Contingencies
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
9. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in the Segment Reporting topic of the Codification, and thus have one reportable segment.
     Sales by product category for the three month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Prefabricated components	$31,970	$28,953
Windows & doors	36,937	39,904
Lumber & lumber sheet goods	44,388	38,927
Millwork	17,778	16,478
Other building products & services	30,300	35,314

Total sales	$161,373	$159,576

10. Recent Accounting Pronouncements
     In January 2010, the FASB issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which requires, in both interim as well as annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. We have adopted these provisions and included all required disclosures.
     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes become effective for us on January 1, 2011. We are currently reviewing the impact of these changes on our financial statements, but we do not expect these changes to have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
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

mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Although recently housing starts have begun to increase slightly, we continue to see declines in the number of units under construction. Due to this decline and the recent rapid rise in commodity prices, we have and will continue to experience significant pressure on our gross margins. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term, and we expect to see slight improvement in 2010. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate. We believe that the current downturn in the housing industry, though severe, is likely a trough in the cyclical nature of the residential construction industry.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to continue during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 44.5% during the three months ended March 31, 2010 compared to the same period of the prior year, similar to the overall increase in housing starts in the United States. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we will continue to expand our custom homebuilder base, but this growth may be limited by our tight credit standards.

•	Expand into Multi-Family and Light Commercial Business. We have diversified, and will continue to diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We have started to see a slight improvement in the use of prefabricated components in 2010. We will continue to monitor our manufacturing capacity to ensure we are operating efficiently given the current market conditions.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and precipitated evolving changes in the regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets and the economy worsened and the economy fell into a recession. The credit markets and financial services industry experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets have become highly illiquid as financial and lending institutions have limited credit to conserve cash and protect their balance sheets. These economic conditions continued, to a lesser extent, into 2009 and 2010. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the credit markets substantially improve.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material and freight price increases to our customers could adversely impact our operating income.

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
CURRENT OPERATING CONDITIONS AND OUTLOOK
     The housing industry saw continued improvement in the first quarter of 2010 as the annualized rate for single-family housing starts at March 31, 2010 was 531,000, up 47.1% from one year ago. For the quarter, actual single-family housing starts were 114,300, up 46.0% from last year. Though housing starts improved in the current quarter, actual U.S. single-family units under construction declined 16.8 percent quarter-over-quarter, indicating the number of homes in the construction pipeline continues to decrease. The annualized rate for single-family housing units under construction at the end of the current quarter was 305,000, down 12.1 percent from one year ago. For reasons that are unclear, the industry has experienced delays in housing starts moving to units under construction since June 2009.
     Our sales in the current quarter were up slightly, but we experienced an unprecedented 48.1 percent increase in commodity prices quarter-over-quarter. While commodity prices were up dramatically, fixed pricing agreements with many of our customers (which range from 30, 60 and 90 days) prevented us from passing along a substantial portion of these increases to our customers. Primarily as a result of these factors, our gross margin fell to 18.2%, down from 21.0% in the first quarter of 2009. This run up in commodity pricing has continued into the second quarter, but we believe our current inventory levels should help mitigate some of the pricing pressure in the second quarter. While stable, higher commodity prices should favorably impact our financial results over the longer term, the rapid increases we are currently experiencing place added pressure on our gross margins.
     We ended the quarter with almost $125 million in cash, all of which was available for operations. In addition, we received $33.8 million in federal income tax refunds subsequent to quarter-end. We believe our improved liquidity position has us well positioned to take advantage of a housing recovery.
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

     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past helped to partially offset this negative cash flow. We have also from time to time utilized our credit facility to cover working capital needs.
RESULTS OF OPERATIONS
     The following table sets forth, for the three months ended March 31, 2010 and 2009, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended
	March 31,
	2010	2009
Sales	100.0%	100.0%
Cost of sales	81.8%	79.0%

Gross margin	18.2%	21.0%
Selling, general and administrative expenses	30.6%	32.6%
Facility closure costs	0.0%	0.3%

Loss from operations	(12.4)%	(11.9)%
Interest expense, net	7.0%	4.7%
Income tax (benefit) expense	(0.1)%	1.3%

Loss from continuing operations	(19.3)%	(17.9)%
Loss from discontinued operations, net of tax	(0.1)%	(1.3)%

Net loss	(19.4)%	(19.2)%

Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009
     Sales. Sales for the three months ended March 31, 2010 were $161.4 million, a 1.1% increase from sales of $159.6 million for the three months ended March 31, 2009. In the three months ended March 31, 2010, housing starts increased approximately 46% from the same quarter a year ago, however units under construction declined by 16.8% over this same time period. Market prices for lumber and lumber sheet goods were on average 48.1% higher in the quarter compared to the same period a year ago. Consistent with the trend in housing starts, commodity and manufactured products increased sales by $8.5 million, or 12.5%, quarter over quarter primarily due to an increase in volume and to a lesser degree price inflation. This increase was partially offset by a decline in sales of other building products and services of approximately $5.0 million as a result of a reduction in install services and multi-family construction.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2010		2009
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$32.0	19.8%	$29.0	18.1%	10.4%
Windows & doors	36.9	22.9%	39.9	25.0%	(7.4)%
Lumber & lumber sheet goods	44.4	27.5%	38.9	24.4%	14.0%
Millwork	17.8	11.0%	16.5	10.3%	7.9%
Other building products & services	30.3	18.8%	35.3	22.2%	(14.2)%

Total sales	$161.4	100.0%	$159.6	100.0%	1.1%

     Gross Margin. Gross margin decreased $4.1 million to $29.4 million. Our gross margin percentage decreased from 21.0% in the first quarter of 2009 to 18.2% in the current quarter, a 2.8 percentage point decline. Our gross margin percentage decreased by 3.1 percentage points due to price. We experienced a significant increase in commodity prices during the quarter. Fixed pricing agreements with our customers, which range from 30, 60, and 90 days, prevented us from passing along a substantial portion of these increases to our customers, thus negatively impacting our gross margin. This decrease was slightly offset by an increase in sales volume.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.6 million, or 5.0%. Average full-time equivalent employee headcount for the quarter was 5.7% lower than the year ago quarter, and our salaries and benefits expense, excluding severance and stock compensation expense, decreased $0.2 million compared to a 1.1% increase in sales. Additionally, our office general and administrative expense decreased $0.7 million, or 12.5%, occupancy expenses decreased $0.6 million, or 11.4%, and our bad debt expense decreased $0.7 million. As an offset to these declines, our delivery expenses increased $0.2 million due to higher fuel costs.
     As a percent of sales, selling, general and administrative expenses decreased from 32.6% in 2009 to 30.6% in 2010. Salaries and benefit expense as a percentage of sales decreased 0.3%, occupancy by 0.4%, and bad debt expense by 0.4%, while delivery costs as a percentage of sales remained flat. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, net. Interest expense was $11.3 million in the first quarter of 2010, an increase of $3.8 million. The increase was primarily due to the write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid during the quarter, and $2.5 million of costs related to our recapitalization transaction. Interest expense also increased by $0.8 million due to fair value adjustments on our interest rate swaps. These increases were partially offset by $1.2 million of debt issuance cost write-offs in the first quarter of 2009 related to the capacity reduction of our revolving credit facility from $350 million to $250 million.
     Income Tax (Benefit) Expense. We recognized an income tax benefit of $0.1 million during the quarter compared to income tax expense of $2.1 million for the same period a year ago. We recorded an after-tax, non-cash valuation allowance of $11.6 million and $12.2 million, in 2010 and 2009, respectively, related to our net deferred tax assets. Excluding the effect of the valuation allowance, our tax benefit rate would have been 37.6% and 38.0% in 2010 and 2009, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Availability under our $250 million revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge ratio as of March 31, 2010 and December 31, 2009 (in millions):

	As of
	March 31,	December 31,
	2010	2009
Accounts Receivable Availability	$57.4	$42.3
Inventory Availability	25.9	18.7
Equipment Availability	3.8	4.1

Gross Availability	87.1	65.1
Plus:
Qualified Cash	—	15.7
Less:
Agent Reserves	(8.4)	(8.5)

Borrowing Base	78.7	72.3
Less:
Outstanding Borrowings	(20.0)	(20.0)
Letters of Credit	(17.3)	(17.3)

Excess Availability	$41.4	$35.0

Borrowing Availability	$6.4	$0.0

Actual Fixed Charge Coverage Ratio	-1.77 x	-1.68 x

Required Fixed Charge Coverage Ratio*	1.00 x	1.00 x

*	Required only if excess availability falls below $35 million.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement. Our net borrowing base availability at March 31, 2010 was $6.4 million, and as such, we were not required to have any cash on deposit with the agent to meet the $35 million excess availability requirement contained within the revolving senior secured credit agreement. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus agent specified reserves, outstanding borrowings and letters of credit. This amount must equal or exceed $35 million at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.

     Future declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the excess availability requirement. At March 31, 2010, we had $124.8 million of unencumbered cash that can be used to either repay the $37.3 million currently funded under the facility or support any shortfall in the net borrowing base availability. At March 31, 2010, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     At March 31, 2010, we had $124.8 million of usable cash and $6.4 million of net borrowing base availability, which we believe is sufficient to meet our anticipated needs, including contractual obligations for the next twelve months. We do not expect working capital or our credit facility to be a significant source of funds for the next twelve months. Based upon current housing conditions, we expect to use $60-$70 million of cash over the next twelve months to fund cash operating losses, capital expenditures, and cash interest expense. This use of cash will be partially offset by our income tax refund of $33.8 million received in April 2010. Our projected cash use is subject to change, and will be influenced by actual housing activity over the next twelve months, commodity prices, as well as customer and supplier responses to our changing liquidity position. Additional cash could be used if we choose to pursue strategic acquisition opportunities that may become available. Since the housing downturn began, we have continued our focus on protecting our liquidity. Our action plan, which consists of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, and most importantly, conserving cash has allowed us to limit the effects of the difficult industry conditions. We will continue to execute this strategy as long as these conditions persist.
     In January 2010, we completed our rights offering and debt exchange which resulted in us reducing our indebtedness by $130.0 million and extended the maturity of $139.7 million of indebtedness until 2016. In addition, we received net proceeds of approximately $65 million after paying for expenses related to the transaction to be used for general corporate purposes (See Note 4).
  Consolidated Cash Flows
     Cash used in operating activities was $26.9 million and $3.2 million for the three months ended March 31, 2010 and March 31, 2009, respectively. This increase in cash used was primarily driven by an increase in working capital of $4.4 million during the quarter compared to a decrease in working capital of $18.7 million during the same period last year. The change in working capital is the result of improved sales in March, higher commodity prices, and increased inventory buys to cover fixed customer pricing arrangements.
     During the three months ended March 31, 2010 and 2009, cash used in investing activities was $1.7 million and $1.0 million, respectively. Proceeds from sale of assets decreased $0.6 million as the company actively reduced fleet costs in the prior year by buying out existing equipment leases and selling off excess equipment.
     For the three months ended March 31, 2010, cash provided by financing activities was $69.4 million compared to cash used in financing activities of $0.1 million for the three months ended March 31, 2009. The increase was primarily due to the net proceeds received upon completion of our rights offering and debt exchange.
RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which requires, in both interim as well as annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. We have adopted these provisions and included all required disclosures.
     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes become effective for us on January 1, 2011. We are currently reviewing the impact of these changes on our financial statements, but we do not expect these changes to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding at March 31, 2010 and interest rate swap contracts in place at March 31, 2010, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2010, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Unregistered Sales of Equity Securities
     (a) On January 21, 2010, the Company sold a total of 32,826,530 shares of our common stock to accredited investors in reliance on the exemption from registration of Section 4(2) of the Securities Act of 1933, as amended.
     As part of a rights offering (the “Rights Offering”) to the holders of our common stock at the close of business on December 14, 2009, our two largest beneficial stockholders, JLL Partners Fund V, L.P. (“JLL”) and Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), each purchased 12,857,143 shares of common stock for $3.50 per share in cash in reliance on Section 4(2). No underwriting discounts or commissions were paid in connection with the transaction.
     The other 7,112,244 shares of common stock sold in reliance on Section 4(2) were issued as part of the consideration in a debt exchange (the “Debt Exchange”) for approximately $269.8 million aggregate principal amount of the Company’s Second Priority Senior Secured Floating Rate Notes due 2012 (the “2012 Notes”). Each purchaser in the Debt Exchange was an existing holder of 2012 Notes that tendered a portion of its 2012 Notes for Common Stock. The 2012 Notes were exchanged at par for common stock valued at $3.50 per share. JLL and Warburg Pincus each indirectly received, through an exchange of 2012 Notes by their affiliate, JWP LLC, 2,534,889.5 shares of common stock in the Debt Exchange.
     We used a portion of the $75 million of the approximately $90.0 million of proceeds from unregistered sale of securities to JLL and Warburg Pincus in the Rights Offering and the $90.1 million in proceeds from the registered sale of shares in the Rights Offering to pay the expenses of the Rights Offering and the Debt Exchange and will use the remainder for general corporate purposes. The remaining $105.1 million of proceeds from the Rights Offering was used to repurchase a portion of the 2012 Notes in the Debt Exchange.
  Use of Proceeds
     (b) Not applicable

  Company Stock Repurchases
     (c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2010:

Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2010 — January 31, 2010	—	—	—	—
February 1, 2010 — February 28, 2010	10,389	$3.00	—	—
March 1, 2010 — March 31, 2010	—	—	—	—

Total	10,389	$3.00	—	—

     The shares presented in the above table represent restricted stock tendered in order to meet minimum withholding tax requirements for shares vested.
Item 3. Defaults upon Senior Securities
     (a) None
     (b) None
Item 4. Submission of Matters to a Vote of Security Holders
     A Special Meeting of the Company’s stockholders was held on January 14, 2010. The owners of 31,283,335 shares of the Company’s common stock, representing 86.1% of the voting power of all of the shares of common stock issued and outstanding on December 14, 2009, the record date for the meeting, were represented at the special meeting. Each share of common stock was entitled to one vote at the special meeting.
     By a vote of 20,955,956 for, 10,322,729 against, and 4,650 abstaining, the stockholders approved (a) the issuance and sale of up to 58,571,428 shares of our common stock upon exercise of subscription rights to purchase shares of our common stock at a subscription price of $3.50 per share pursuant to the Rights Offering, (b) the issuance and sale of our common stock pursuant to the Investment Agreement dated as of October 23, 2009, among us, JLL, and Warburg Pincus, and (c) the issuance of our common stock to certain holders of our 2012 Notes pursuant to the Debt Exchange.
     Our stockholders also approved an amendment to the Builders FirstSource, Inc. 2007 Incentive Plan to increase the number of shares of common stock that may be granted pursuant to awards under the 2007 Incentive Plan from 2,500,000 shares to 7,000,000 shares and re-approve a list of qualified business criteria for performance-based awards in order to preserve federal income tax deductions with 20,376,024 votes in favor, 10,889,161 votes against, and 18,150 abstentions.
Item 5. Other Information
     (a) None
     (b) None

Item 6. Exhibits

Exhibit
Number.	Description

3.1
Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2
Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1
Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2
Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3
Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 14, 2010, File Number 0-51357)

4.4
Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

10.1
Second Lien Pledge and Security Agreement, dated as of January 21, 2010, by and among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

10.2
Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.3
2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.4
Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

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

BUILDERS FIRSTSOURCE, INC.
/s/ FLOYD F. SHERMAN
Floyd F. Sherman
April 29, 2010	Chief Executive Officer (Principal Executive Officer)

/s/ M. CHAD CROW
M. Chad Crow
April 29, 2010	Senior Vice President — Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number.	Description

3.1
Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2
Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1
Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2
Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3
Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 14, 2010, File Number 0-51357)

4.4
Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

10.1
Second Lien Pledge and Security Agreement, dated as of January 21, 2010, by and among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

10.2
Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.3
2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.4
Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

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