Form 10-Q
period 2010-06-30
Builders FirstSource, Inc.
filed 2010-07-28
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 26, 2010 was 96,693,529.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Sales	$211,483	$175,482	$372,856	$335,058
Cost of sales	172,748	136,309	304,690	262,335

Gross margin	38,735	39,173	68,166	72,723
Selling, general and administrative expenses	51,446	50,336	100,891	102,398
Facility closure costs	4	695	9	1,149
Asset impairments	—	470	—	470

Loss from operations	(12,715)	(12,328)	(32,734)	(31,294)
Interest expense, net	6,531	6,092	17,856	13,628

Loss from continuing operations before income taxes	(19,246)	(18,420)	(50,590)	(44,922)
Income tax (benefit) expense	(326)	134	(470)	2,248

Loss from continuing operations	(18,920)	(18,554)	(50,120)	(47,170)
Loss from discontinued operations (net of income tax benefit of $0 and $0 for the three months and six months ended in 2010 and 2009, respectively)	(119)	(4,050)	(305)	(6,012)

Net loss	$(19,039)	$(22,604)	$(50,425)	$(53,182)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.20)	$(0.47)	$(0.57)	$(1.21)
Loss from discontinued operations	0.00	(0.11)	(0.00)	(0.15)

Net loss	$(0.20)	$(0.58)	$(0.57)	$(1.36)

Weighted average common shares outstanding:
Basic and diluted	94,878	39,135	88,400	39,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$124,586	$84,098
Trade accounts receivable, less allowances of $3,646 and $4,883 at June 30, 2010 and December 31, 2009, respectively	79,526	60,723
Other receivables	3,924	39,758
Inventories	66,358	48,022
Other current assets	6,802	7,741

Total current assets	281,196	240,342
Property, plant and equipment, net	63,011	64,025
Goodwill	111,193	111,193
Other assets, net	10,790	19,391

Total assets	$466,190	$434,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,933	$39,570
Accrued liabilities	33,559	28,923
Current maturities of long-term debt	50	48

Total current liabilities	81,542	68,541
Long-term debt, net of current maturities	169,076	299,135
Other long-term liabilities	14,251	20,328

Total liabilities	264,869	388,004
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,694 and 36,347 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	949	363
Additional paid-in capital	353,006	150,240
Accumulated deficit	(149,398)	(98,973)
Accumulated other comprehensive loss	(3,236)	(4,683)

Total stockholders’ equity	201,321	46,947

Total liabilities and stockholders’ equity	$466,190	$434,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(50,425)	$(53,182)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,816	9,523
Asset impairments	—	470
Amortization of deferred loan costs	4,773	2,504
Bad debt expense	500	1,770
Net non-cash (income) expense from discontinued operations	(3)	745
Stock compensation expense	2,120	1,981
Deferred income taxes	(585)	206
Net gain on sales of assets	(94)	(363)
Changes in assets and liabilities:
Receivables	16,534	41,103
Inventories	(18,336)	10,699
Other current assets	939	3,260
Other assets and liabilities	(680)	(850)
Accounts payable	8,363	15,922
Accrued expenses	6,718	(7,930)

Net cash (used in) provided by operating activities	(22,360)	25,858

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,615)	(1,934)
Proceeds from sale of property, plant and equipment	181	1,400

Net cash used in investing activities	(6,434)	(534)

Cash flows from financing activities:
Payments under revolving credit facility	—	(20,000)
Payments of long-term debt and other loans	(105,163)	(21)
Proceeds from rights offering	180,107	—
Payment of recapitalization costs	(5,631)	—
Exercise of stock options	—	58
Repurchase of common stock	(31)	(126)

Net cash provided by (used in) financing activities	69,282	(20,089)

Net change in cash and cash equivalents	40,488	5,235
Cash and cash equivalents at beginning of period	84,098	106,891

Cash and cash equivalents at end of period	$124,586	$112,126

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
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average shares for basic EPS	94,878	39,135	88,400	39,081
Dilutive effect of stock options	—	—	—	—

Weighted average shares for diluted EPS	94,878	39,135	88,400	39,081

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
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.8 million and 160,000 restricted stock shares excluded from the computations of basic EPS for the three and six months ended June 30, 2010 and 2009, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 6.1 million and 2.6 million shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2010 and 2009, respectively, because their effect was anti-dilutive.
3. Receivables
     Trade accounts receivable consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Trade receivables	$83,172	$65,606
Less: allowance for returns and doubtful accounts	3,646	4,883

Trade accounts receivable, net	$79,526	$60,723

     Other receivables consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Income tax receivables	$271	$33,819
Other	3,653	5,939

Other receivables	$3,924	$39,758

4. Debt
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	275,000
2016 notes	139,718	—
Other	4,159	4,183

	169,126	299,183
Less: current portion of long-term debt	50	48

Total long-term debt, net of current maturities	$169,076	$299,135

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
     The notes are jointly and severally guaranteed by all of the company’s subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on substantially all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and substantially all of our subsidiaries. All of the subsidiaries are wholly-owned and domiciled in the United States. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the 2016 notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments. At June 30, 2010, we were not in violation of any covenants.
     In connection with our rights offering and debt exchange, we incurred approximately $9.4 million of various third-party fees and expenses. Of the total costs incurred, $0.5 million, net of insurance recoveries, related to the settlement of the consolidated class and derivative action lawsuit involving our initial recapitalization plans and $2.6 million related primarily to expenses of the special committee formed to review and respond to the recapitalization proposal. Primarily all of these costs were incurred and expensed in 2009 as a component of selling, general and administrative expenses. The remaining $6.3 million of costs incurred were considered to be directly related to the issuance of the common stock and the 2016 notes in the rights offering and debt exchange. These costs were allocated to the debt and equity based on their relative fair value to the total consideration issued in the transaction. Accordingly, $3.7 million was allocated to the rights offering and recorded as a reduction to additional paid-in capital in the first quarter of 2010. The remaining $2.6 million of costs were allocated to the 2016 notes and expensed primarily in the first quarter of 2010 as a component of interest expense, net, in the condensed consolidated statement of operations. The debt exchange was considered to be a modification, and therefore, any third-party costs were expensed as incurred. In addition, $1.6 million of unamortized debt issue costs related to the 2012 notes that were extinguished as part of the transaction was expensed in the first quarter and also included in interest expense, net, in the condensed consolidated statement of operations. The remaining $1.9 million of unamortized debt issue costs will be amortized over the term of the outstanding floating rate notes.
     During the first quarter of 2009, we reduced the borrowing capacity under our 2007 Senior Secured Credit Agreement (the “2007 Agreement”) from $350 million to $250 million, as we did not expect our borrowing base to support borrowings in excess of $250 million at any point during the remaining life of this credit facility. This reduction also allowed us to reduce our interest expense related to commitment fees. Also as a result of this reduction, we expensed approximately $1.2 million of deferred financing costs in the first quarter of 2009, as a component of interest expense, net, in the condensed consolidated statement of operations.
     Loans under the 2007 Agreement are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the $35 million liquidity covenant at June 30, 2010 was $16.6 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. At June 30, 2010, we were not required to have any cash on deposit with the agent since there was no short-fall in the calculation of the $35 million minimum liquidity covenant. Based on our 2010 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2010 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
     In the first quarter of 2008, we entered into three interest rate swap agreements with notional amounts of $100 million, $50 million, and $50 million. We entered into these interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes. The swap agreements, effective May 15, 2008, were for a term of three years. In conjunction with our debt exchange and resulting reduction in outstanding floating rate notes to $145.0 million, we cancelled and settled one of our $50 million swaps that had a fixed rate of 2.99% for $1.7 million in December 2009. Under the remaining $100 million and $50 million swap agreements, we are paying fixed rates of 3.25% and 3.17%, respectively, and receiving a variable rate at 90 day LIBOR. In December 2009, we de-designated the remaining $150 million of our swaps.

     The tables below present the effect of our interest rate swap derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

Amount of Loss Reclassified
Derivatives	Amount of Loss Recognized in OCI*					from OCI Into Income*
Designated as	Three Months Ended		Six Months Ended		Location of Loss	Three Months Ended		Six Months Ended
Hedging	June 30,		June 30,		Reclassified	June 30,		June 30,
Instruments	2010	2009	2010	2009	from OCI into Income	2010	2009	2010	2009

Interest rate swaps	$ —	$ (39)	$ —	$ (847)	Interest expense, net	$ —	$ (1,067)	$ —	$ (1,792)

Amount of Loss Recognized
Derivatives		in Income*
Not Designated as		Three Months Ended		Six Months Ended
Hedging		June 30,		June 30,
Instruments	Location of Loss Recognized in Income	2010	2009	2010	2009

Interest rate swaps	Interest expense, net	$ (665)	$ —	$ (2,271)	$ —

*	Net of tax
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
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At June 30, 2010, the reserve for the swaps was $4.3 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
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

     The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of	Measurement as of	As of	Measurement as of
	June 30, 2010	June 30, 2010	December 31, 2009	December 31, 2009
Interest rate swaps (included in Total liabilities)	$3,892	$3,892	$5,314	$5,314

     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The carrying value of the floating rate notes at June 30, 2010 approximated fair value. The carrying value of amounts outstanding under the 2007 Agreement also approximated fair value.
5. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(19,039)	$(22,604)	$(50,425)	$(53,182)
Other comprehensive income — change related to interest rate swap agreements, net of related tax effect	664	1,028	1,447	945

Total comprehensive loss	$(18,375)	$(21,576)	$(48,978)	$(52,237)

6. Discontinued Operations
     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors including the unfavorable conditions that affected our industry and a poor competitive position which prevented us from generating profitable results. The cessation of operations in this market was treated as a discontinued operation as it had distinguishable cash flow and operations that were eliminated from our ongoing operations. As a result, the operating results of the Ohio market were presented as discontinued operations in the condensed consolidated statements of operations. Also included in loss from discontinued operations, net of tax, were the operating results of our New Jersey market which we exited in December 2008.
     As part of the plan to exit the Ohio market, in the second quarter of 2009 we expensed $1.7 million primarily related to future lease obligations on closed facilities, net of estimated sub-rental lease income, and employee severance. We also sold inventory, machinery and equipment with a net book value of approximately $1.0 million for cash proceeds of $0.6 million, resulting in a loss on the sale of these assets of $0.4 million. These amounts were included in loss from discontinued operations, net of tax, in the accompanying condensed consolidated statements of operations.
     The facility and other exit cost reserves related to our discontinued operations in Ohio and New Jersey were $2.3 million at June 30, 2010, of which $1.8 million was recorded as other long-term liabilities.
7. Employee Stock-based Compensation
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

8. Income Taxes
     In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and six months ended June 30, 2010, we recorded valuation allowances of $7.1 and $18.7 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. During the three months ended June 30, 2009, we recorded a valuation allowance of $8.4 million against the net deferred tax assets generated from the net loss during the period, of which $6.6 million related to continuing operations and $1.8 million related to discontinued operations. During the six months ended June 30, 2009, we recorded a valuation allowance of $21.4 million against the net deferred tax assets generated from the net loss during the period, of which $18.8 million related to continuing operations and $2.6 million related to discontinued operations.
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
     We received federal income tax refunds of $33.8 million and $31.8 million in the second quarters of 2010 and 2009, respectively.
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
     Sales by product category for the three and six month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Prefabricated components	$41,181	$35,127	$73,151	$64,080
Windows & doors	46,448	43,027	83,385	82,930
Lumber & lumber sheet goods	66,199	39,480	110,587	78,408
Millwork	21,797	18,861	39,575	35,338
Other building products & services	35,858	38,987	66,158	74,302

Total sales	$211,483	$175,482	$372,856	$335,058

11. Recent Accounting Pronouncements
     In January 2010, the FASB issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which requires, in both interim as well as annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis, disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. We have adopted these provisions and included all required disclosures.
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
     We group our building products into five product categories:
•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.
•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.
•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.
•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard® brand name.
•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.
     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of the economic recession, lower demand and an excess of home inventory. Although housing starts increased in the current quarter because of the federal tax credit for first-time homebuyers, we do not expect building activity to be strong in the back half of 2010. We also expect to see continued declines in the number of units under construction for the remainder of the year. Due to this decline and the recent volatility in commodity prices, we have experienced, and may continue to experience, significant pressure on our gross margins. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate. We believe that the current downturn in the housing industry, though prolonged and severe, is likely a trough in the cyclical nature of the residential construction industry.
•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to continue during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 47.0% during the six months ended June 30, 2010 compared to the same period of the prior year, which is higher than the 26.7% overall increase in housing starts within our markets during the same time period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we will continue to expand our custom homebuilder base, but this growth may be limited by our tight credit standards.
•	Expand into Multi-Family and Light Commercial Business. We have diversified, and will continue to attempt to diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.
•	Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We will continue to monitor our manufacturing capacity to ensure we are operating efficiently given the current market conditions.
•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets worsened and the economy fell into a recession. The credit markets and financial services industry experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets became highly illiquid as financial and lending institutions limited credit to conserve cash and protect their balance sheets. These economic conditions continued, to a lesser extent, into 2009 and 2010. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the credit markets substantially improve.
•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material and freight price increases to our customers could adversely impact our operating income.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
CURRENT OPERATING CONDITIONS AND OUTLOOK
     We saw improved building activity and increased sales during the second quarter of 2010. Fueled by the federal income tax credit for first-time homebuyers, the annualized rate for U.S. single-family starts increased to 563,000 as of April, but fell to 454,000 as of June, down 4.6% from one year ago, as the tax credit expired. For the current quarter, actual U.S. single-family housing starts were 142,000, up 14.8% from the same quarter last year, but the number of single-family units under construction fell 6.6%. The industry continues to experience delays in housing starts moving to units under construction.
     While our sales were up in the second quarter, extremely volatile commodity prices coupled with intensely competitive pricing conditions had a negative impact on gross margins. Commodity prices rose over 22% from the end of March through the end of April, and then fell sharply, decreasing 35% from the end of April through the end of June. This volatility in commodity markets, combined with excess capacity in the supply chain chasing a limited number of units under construction, contributed to our gross margins declining 4.0 percentage points compared to the second quarter of 2009. From an operating expense perspective, we continued our focus on controlling costs as selling, general and administrative expenses increased only 2.2% compared to an 11.2% increase in sales volume.
     An extremely volatile commodity market during the current quarter added to what was already one of the toughest housing markets in our nation’s history. Through these challenging conditions, we remain focused on prudently managing our cash and positioning the company to take advantage of a housing recovery. We ended the second quarter with approximately $125 million in cash and over $141 million of available liquidity, as we had $16.6 million of net borrowing availability under our revolver. Our use of cash through June is consistent with forecast, and we believe seasonal reductions in working capital will help reduce our use of cash over the remainder of the year.
     We still believe that the long-term outlook for the housing industry is positive due to the growth in the underlying demographics, though there still appears to be a significant amount of uncertainty in the macro-economic factors that drive our business. We plan to continue managing our business in the same conservative manner we have used over the past several years and will do so until greater clarity returns to the homebuilding sector.
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
RESULTS OF OPERATIONS
     The following table sets forth, for the three and six months ended June 30, 2010 and 2009, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.7%	77.7%	81.7%	78.3%

Gross margin	18.3%	22.3%	18.3%	21.7%
Selling, general and administrative expenses	24.3%	28.7%	27.1%	30.6%
Facility closure costs	0.0%	0.4%	0.0%	0.3%
Asset impairments	0.0%	0.3%	0.0%	0.1%

Loss from operations	(6.0)%	(7.1)%	(8.8)%	(9.3)%
Interest expense, net	3.1%	3.4%	4.8%	4.1%
Income tax (benefit) expense	(0.2)%	0.1%	(0.1)%	0.7%

Loss from continuing operations	(8.9)%	(10.6)%	(13.5)%	(14.1)%
Loss from discontinued operations, net of tax	(0.1)%	(2.3)%	(0.0)%	(1.8)%

Net loss	(9.0)%	(12.9)%	(13.5)%	(15.9)%

Three Months Ended June 30, 2010 Compared with the Three Months Ended June 30, 2009
     Sales. Sales for the three months ended June 30, 2010 were $211.5 million, a 20.5% increase from sales of $175.5 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, actual U.S. single-family housing starts increased 14.8%, however, the number of single-family units under construction declined 6.6% over this same time period. We increased our sales to the “Builder 100” by 41.3% over the same time period last year. Market prices for lumber and lumber sheet goods were on average 57.4% higher than the same period a year ago. Commodity and manufactured product sales increased by approximately $33 million, or 43.9%, quarter over quarter, partly due to volume and partly due to price inflation. This increase was partially offset by a decline in sales of other building products and services of approximately $3.1 million as a result of a reduction in installed services and multi-family construction.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2010		2009
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$41.2	19.5%	$35.1	20.0%	17.2%
Windows & doors	46.4	22.0%	43.0	24.5%	8.0%
Lumber & lumber sheet goods	66.2	31.3%	39.5	22.5%	67.7%
Millwork	21.8	10.3%	18.9	10.7%	15.6%
Other building products & services	35.9	16.9%	39.0	22.3%	(8.0)%

Total sales	$211.5	100.0%	$175.5	100.0%	20.5%

     Gross Margin. Gross margin decreased $0.4 million to $38.7 million. Our gross margin percentage decreased from 22.3% in the second quarter of 2009 to 18.3% in the current quarter, a 4.0 percentage point decline. Our gross margin percentage decreased by 4.8 percentage points due to price, partially offset by a 0.8 percentage point improvement in margin due to sales volume. We experienced extremely volatile commodity prices, coupled with intensely competitive pricing conditions, during the quarter, which negatively impacted our gross margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million, or 2.2%. As a percentage of total sales, however, these expenses decreased from 28.7% in 2009 to 24.3% in 2010. Our salaries and benefits expense, excluding stock compensation expense, was $29.8 million, or 14.1% of total sales, compared to $28.7 million, or 16.4% of total sales in the second quarter of 2009. Our office general and administrative expense increased $0.4 million quarter over quarter, but decreased as a percentage of total sales, down to 2.5% in 2010 from 2.8% in 2009. Occupancy expenses decreased $0.6 million, or 11.1%, and our bad debt expense decreased $0.6 million. Delivery expenses increased $0.5 million due to higher fuel costs and increased sales volume. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, Net. Interest expense was $6.5 million in the second quarter of 2010, an increase of $0.4 million from the second quarter of 2009. The increase was primarily due to higher interest rates during the current quarter and partially offset by lower average debt balances.
     Income Tax (Benefit) Expense. We recorded an income tax benefit of $0.3 million during the quarter compared to $0.1 million of expense in the second quarter of 2009. We recorded an after-tax, non-cash valuation allowance of $7.1 million and $6.6 million, in 2010 and 2009, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 38.5% and 35.2% in 2010 and 2009, respectively.
Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009
     Sales. Sales for the six months ended June 30, 2010 were $372.9 million, an 11.3% increase from sales of $335.1 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, actual U.S. single-family housing starts increased approximately 27%, however, units under construction declined approximately 12% over the same time period. We increased our sales to the “Builder 100” by 47.0% over the same period last year. Market prices for lumber and lumber sheet goods were on average 52.8% higher than the same period a year ago. Commodity and manufactured product sales increased by approximately $41 million, or 28.9%, year over year partly due to volume and partly due to price inflation. This increase was offset by a decline in sales of other building products and services of approximately $8.1 million for the six months ended June 30, 2010 compared to the same time period last year.
     The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2010		2009
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$73.1	19.6%	$64.1	19.1%	14.2%
Windows & doors	83.4	22.4%	82.9	24.8%	0.5%
Lumber & lumber sheet goods	110.6	29.7%	78.4	23.4%	41.0%
Millwork	39.6	10.6%	35.4	10.5%	12.0%
Other building products & services	66.2	17.7%	74.3	22.2%	(11.0)%

Total sales	$372.9	100.0%	$335.1	100.0%	11.3%

     Gross Margin. Gross margin decreased $4.6 million to $68.2 million. Our gross margin percentage decreased from 21.7% in the first six months of 2009 to 18.3% in the current period, a 3.4 percentage point decline. Our gross margin percentage decreased 4.1 percentage points due to price, slightly offset by an increase in sales volume and a shift in sales mix. Our gross margins were negatively impacted by the volatile commodity prices and intense pricing pressure we experienced during the first six months of the current year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.5 million, or 1.5%. As a percentage of total sales, these expenses decreased from 30.6% in 2009 to 27.1% in 2010. Our salaries and benefits expense, excluding stock compensation expense, was $57.9 million, or 15.5% of total sales, compared to $57.2 million, or 17.1% of total sales in the first six months of 2009. Our office general and administrative expense decreased $0.3 million year over year, down to 2.8% of total sales in 2010 from 3.2% in 2009. Occupancy expenses decreased $1.2 million, or 11.2%, and our bad debt expense decreased $1.3 million. Delivery expenses increased $0.7 million due primarily to higher fuel costs and increased sales volume.
     Interest Expense, Net. Interest expense was $17.9 million in 2010, an increase of $4.2 million. The increase was primarily due to the write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid and $2.5 million of costs incurred related to our recapitalization transaction in the first quarter of 2010. Interest expense also increased by $0.8 million due to fair value adjustments on our interest rate swaps in 2010. These increases were partially offset by $1.2 million of debt issuance cost write-offs in the first quarter of 2009 related to the capacity reduction of our revolving credit facility.
     Income Tax (Benefit) Expense. We recorded an income tax benefit of $0.5 million for the first six months of 2010 compared to $2.2 million of expense for 2009. We recorded an after-tax, non-cash valuation allowance of $18.7 million and $18.8 million, in 2010 and 2009, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 37.9% and 36.9% in 2010 and 2009, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Availability under our $250 million revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge coverage ratio as of June 30, 2010 and December 31, 2009 (in millions):

	As of
	June 30,		December 31,
	2010		2009
Accounts Receivable Availability	$63.9		$42.3
Inventory Availability	27.2		18.7
Equipment Availability	3.5		4.1

Gross Availability	94.6		65.1
Less:
Agent Reserves	(7.4)		(8.5)

Borrowing Base	87.2		56.6
Plus:
Qualified Cash	—		15.7
Less:
Outstanding Borrowings	(20.0)		(20.0)
Letters of Credit	(15.6)		(17.3)

Excess Availability	$51.6		$35.0
Less:
Minimum Liquidity Requirement	(35.0)		(35.0)

Borrowing Availability	$16.6		$—

Actual Fixed Charge Coverage Ratio	-1.87	x	-1.68	x

Required Fixed Charge Coverage Ratio*	1.00	x	1.00	x

*	Required only if excess availability falls below $35 million.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement, minus agent specified reserves. Our net borrowing base availability at June 30, 2010 was $16.6 million, and as such, we were not required to have any cash on deposit with the agent to meet the $35 million excess availability requirement contained within the revolving senior secured credit agreement. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus outstanding borrowings and letters of credit. This amount must equal or exceed $35 million at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     Future declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the excess availability requirement. At June 30, 2010, we had $124.6 million of unencumbered cash that can be used to either repay the $35.6 million currently funded under the facility or support any shortfall in the net borrowing base availability. At June 30, 2010, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     At June 30, 2010, we had $124.6 million of usable cash and $16.6 million of net borrowing base availability, which we believe is sufficient to meet our anticipated needs, including contractual obligations, for the next twelve months. We do not expect working capital or our credit facility to be a significant source of funds for the next twelve months. Based upon current economic conditions, we do not expect building activity to be as strong in the back half of 2010 as had been anticipated, therefore our use of cash for fiscal 2010 is expected to be in the range of $70-$75 million, which is somewhat higher than originally forecasted. Our projected cash use is subject to change, and will be influenced by actual housing activity over the next twelve months, commodity prices, gross margins, as well as customer and supplier responses to our changing liquidity position. Additional cash could be used if we choose to pursue strategic acquisition opportunities that may become available. Since the housing downturn began, we have continued our focus on protecting our liquidity. Our action plan, which consists of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, and most importantly, conserving cash has allowed us to limit the effects of the difficult industry conditions. We will continue to execute this strategy as long as these conditions persist.
     In January 2010, we completed our rights offering and debt exchange which resulted in us reducing our indebtedness by $130.0 million and extended the maturity of $139.7 million of indebtedness until 2016. In addition, we received net proceeds of approximately $65 million, after paying for expenses related to the transaction, which will be used for general corporate purposes (See Note 4).
Consolidated Cash Flows
     Cash used in operating activities was $22.4 million for the six months ended June 30, 2010 compared to cash provided by operating activities of $25.9 for the six months ended June 30, 2009. This includes federal income tax refunds of $33.8 million and $31.8 million received in the second quarters of 2010 and 2009, respectively. The increase in cash used was primarily driven by an increase in working capital of $19.5 million during the first six months of 2010 compared to a decrease in working capital of $31.3 million during the same period last year. The change in working capital is the result of improved sales, higher commodity prices, and increased inventory buys to cover fixed customer pricing arrangements.
     During the six months ended June 30, 2010 and 2009, cash used in investing activities was $6.4 million and $0.5 million, respectively. Capital expenditures increased $4.7 million as we continued buying out expiring vehicle and equipment leases. In addition, proceeds from the sale of assets decreased $1.2 million as the company actively sold off excess equipment in the prior year.
     For the six months ended June 30, 2010, cash provided by financing activities was $69.3 million, primarily due to the net proceeds received upon completion of our rights offering and debt exchange in the first quarter of 2010. For the six months ended June 30, 2009, cash used in financing activities was $20.1 million, the result of a $20.0 million pay down of the revolving credit facility.
RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued guidance under the Fair Value Measurements and Disclosures topic of the Codification which requires, in both interim as well as annual financial statements, for assets and liabilities that are measured at fair value on a recurring basis, disclosures regarding the valuation techniques and inputs used to develop those measurements. It also requires separate disclosures of significant amounts transferred in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. We have adopted these provisions and included all required disclosures.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding at June 30, 2010 and interest rate swap contracts in place at June 30, 2010, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.

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
     Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis and to maintain them as dynamic systems that change as conditions warrant.
     Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2010, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 4. Reserved
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

31.1	*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2	*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1	**
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

BUILDERS FIRSTSOURCE, INC.
/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer (Principal Executive Officer)

July 28, 2010

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer (Principal Financial Officer)

July 28, 2010

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

31.1	*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2	*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1	**
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