Form 10-Q
period 2010-09-30
Builders FirstSource, Inc.
filed 2010-10-28
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 26, 2010 was 96,871,621.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
	(In thousands, except per share amounts)
Sales	$180,394	$188,865	$553,250	$523,923
Cost of sales	144,865	149,473	449,555	411,808

Gross margin	35,529	39,392	103,695	112,115
Selling, general and administrative expenses	47,569	49,260	148,460	151,658
Facility closure costs	411	41	420	1,190
Asset impairments	839	—	839	470

Loss from operations	(13,290)	(9,909)	(46,024)	(41,203)
Interest expense, net	6,910	5,930	24,766	19,558

Loss from continuing operations before income taxes	(20,200)	(15,839)	(70,790)	(60,761)
Income tax (benefit) expense	(525)	110	(995)	2,358

Loss from continuing operations	(19,675)	(15,949)	(69,795)	(63,119)
(Loss) income from discontinued operations (net of income tax benefit of $0 and $0 for the three months and nine months ended in 2010 and 2009, respectively)	(795)	703	(1,100)	(5,309)

Net loss	$(20,470)	$(15,246)	$(70,895)	$(68,428)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.21)	$(0.41)	$(0.77)	$(1.61)
(Loss) income from discontinued operations	(0.01)	0.02	(0.01)	(0.14)

Net loss	$(0.22)	$(0.39)	$(0.78)	$(1.75)

Weighted average common shares outstanding:
Basic and diluted	94,895	39,179	90,589	39,114

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$121,413	$84,098
Trade accounts receivable, less allowances of $3,391 and $4,883 at September 30, 2010 and December 31, 2009, respectively	67,960	60,723
Other receivables	3,794	39,758
Inventories	58,164	48,022
Other current assets	9,479	7,741

Total current assets	260,810	240,342
Property, plant and equipment, net	60,077	64,025
Goodwill	111,193	111,193
Other assets, net	10,197	19,391

Total assets	$442,277	$434,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,627	$39,570
Accrued liabilities	31,796	28,923
Current maturities of long-term debt	51	48

Total current liabilities	77,474	68,541
Long-term debt, net of current maturities	169,063	299,135
Other long-term liabilities	13,200	20,328

Total liabilities	259,737	388,004
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,872 and 36,347 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	949	363
Additional paid-in capital	354,103	150,240
Accumulated deficit	(169,868)	(98,973)
Accumulated other comprehensive loss	(2,644)	(4,683)

Total stockholders’ equity	182,540	46,947

Total liabilities and stockholders’ equity	$442,277	$434,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(70,895)	$(68,428)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,668	13,882
Asset impairments	839	470
Amortization of deferred loan costs	5,055	3,134
Bad debt expense	650	1,656
Net non-cash (income) expense from discontinued operations	(3)	732
Stock compensation expense	3,217	2,521
Deferred income taxes	(1,091)	302
Net gain on sales of assets	(162)	(525)
Changes in assets and liabilities:
Receivables	28,081	42,035
Inventories	(10,142)	14,080
Other current assets	(1,738)	58
Other assets and liabilities	290	(2,669)
Accounts payable	6,057	11,133
Accrued expenses	4,048	(8,646)

Net cash (used in) provided by operating activities	(24,126)	9,735

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,183)	(1,976)
Proceeds from sale of property, plant and equipment	355	1,702

Net cash used in investing activities	(7,828)	(274)

Cash flows from financing activities:
Payments under revolving credit facility	—	(20,000)
Payments of long-term debt and other loans	(105,176)	(32)
Proceeds from rights offering	180,107	—
Payment of recapitalization costs	(5,631)	—
Exercise of stock options	—	123
Repurchase of common stock	(31)	(126)

Net cash provided by (used in) financing activities	69,269	(20,035)

Net change in cash and cash equivalents	37,315	(10,574)
Cash and cash equivalents at beginning of period	84,098	106,891

Cash and cash equivalents at end of period	$121,413	$96,317

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
2. Net Loss per Common Share
     Net loss per common share (“EPS”) is calculated in accordance with the Earnings per Share topic of the FASB Accounting Standards Codification (“Codification”), which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares for basic EPS	94,895	39,179	90,589	39,114
Dilutive effect of stock options	—	—	—	—

Weighted average shares for diluted EPS	94,895	39,179	90,589	39,114

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
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 2.0 million and 157,000 restricted stock shares excluded from the computations of basic EPS for the three and nine months ended September 30, 2010 and 2009, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 6.1 million and 2.6 million shares of common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2010 and 2009, respectively, because their effect was anti-dilutive.
3. Receivables
     Trade accounts receivable consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Trade receivables	$71,351	$65,606
Less: allowance for returns and doubtful accounts	3,391	4,883

Trade accounts receivable, net	$67,960	$60,723

     Other receivables consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Income tax receivables	$181	$33,819
Other	3,613	5,939

Other receivables	$3,794	$39,758

4. Debt
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	275,000
2016 notes	139,718	—
Other	4,147	4,183

	169,114	299,183
Less: current portion of long-term debt	51	48

Total long-term debt, net of current maturities	$169,063	$299,135

     On January 21, 2010, we completed a common stock rights offering and debt exchange for our Second Priority Senior Secured Floating Rate Notes due 2012 (“2012 notes”). As part of these transactions, we raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We used $105.1 million of the proceeds from the rights offering to repurchase a portion of the 2012 notes in the debt exchange. We used a portion of the remaining $75.0 million of proceeds to pay the expenses of the rights offering and the debt exchange and will use the remainder for general corporate purposes.
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

     The notes are jointly and severally guaranteed by all of our subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on substantially all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and substantially all of our subsidiaries. All of the subsidiaries are wholly-owned and domiciled in the United States. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the 2016 notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments. At September 30, 2010, we were not in violation of any covenants.
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
     Loans under the 2007 Agreement are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the $35 million liquidity covenant at September 30, 2010 was $4.2 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than $35 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. At September 30, 2010, we were not required to have any cash on deposit with the agent since there was no short-fall in the calculation of the $35 million minimum liquidity covenant. Based on our 2010 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the $35 million minimum liquidity covenant in 2010 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
     In the first quarter of 2008, we entered into three interest rate swap agreements with notional amounts of $100 million, $50 million, and $50 million. We entered into these interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes. The swap agreements, effective May 15, 2008, were for a term of three years. In conjunction with our debt exchange and resulting reduction in outstanding floating rate notes to $145.0 million, we paid $1.7 million in December 2009 to cancel and settle one of our $50 million swaps that had a fixed rate of 2.99%. Under the remaining $100 million and $50 million swap agreements, we are paying fixed rates of 3.25% and 3.17%, respectively, and receiving a variable rate at 90 day LIBOR. In December 2009, we de-designated the remaining $150 million of our swaps.

     The tables below present the effect of our interest rate swap derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

						Amount of Loss Reclassified
Derivatives	Amount of Loss Recognized in OCI*					from OCI Into Income*
Designated as	Three Months Ended		Nine Months Ended		Location of Loss	Three Months Ended		Nine Months Ended
Hedging	September 30,		September 30,		Reclassified	September 30,		September 30,
Instruments	2010	2009	2010	2009	from OCI into Income	2010	2009	2010	2009
Interest rate swaps	$—	$(1,770)	$—	$(2,617)	Interest expense, net	$—	$(1,276)	$—	$(3,068)

						Amount of Loss Recognized
Derivatives						in Income*
Not Designated as						Three Months Ended		Nine Months Ended
Hedging						September 30,		September 30,
Instruments	Location of Loss Recognized in Income					2010	2009	2010	2009
Interest rate swaps	Interest expense, net					$(1,004)	$—	$(3,275)	$—

*	Net of tax
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
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At September 30, 2010, the reserve for the swaps was $3.6 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
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
     The following fair value hierarchy table presents information about the Company’s financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of	Measurement as of	As of	Measurement as of
	September 30, 2010	September 30, 2010	December 31, 2009	December 31, 2009
Interest rate swaps (included in Total liabilities)	$3,247	$3,247	$5,314	$5,314

     We have elected to continue to report the value of our floating rate notes at amortized cost. The floating rate notes are registered and publicly traded. The carrying value of the floating rate notes at September 30, 2010 approximated fair value. The carrying value of amounts outstanding under the 2007 Agreement also approximated fair value.
5. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(20,470)	$(15,246)	$(70,895)	$(68,428)
Other comprehensive income (loss) — change related to interest rate swap agreements, net of related tax effect	592	(494)	2,039	451

Total comprehensive loss	$(19,878)	$(15,740)	$(68,856)	$(67,977)

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
7. Facility Closure Costs
     During the third quarter of 2010, we idled six facilities: two distribution facilities in South Carolina, two manufacturing facilities in Florida, and two manufacturing facilities in Maryland. We recognized $0.4 million in facility closure costs which are related to employee severance and termination benefits for these idled facilities and revisions to sub-rental incomes estimates on other closed facilities. In situations where multiple facilities serve the same market we may temporarily close, or idle, facilities with plans to reopen these facilities once demand returns to the market. Should conditions in our markets worsen, or recovery take significantly longer than forecasted, we may temporarily idle or permanently close additional facilities, at which time we may incur additional facility closure costs or asset impairment charges. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.

8. Income Taxes
     In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and nine months ended September 30, 2010, we recorded valuation allowances of $7.2 and $25.9 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. During the three months ended September 30, 2009, we recorded a valuation allowance of $6.0 million against the net deferred tax assets generated from the net loss during the period, of which $6.2 million related to continuing operations. During the nine months ended September 30, 2009, we recorded a valuation allowance of $27.4 million against the net deferred tax assets generated from the net loss during the period, of which $25.0 million related to continuing operations and $2.4 million related to discontinued operations.
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
9. Commitments and Contingencies
     In the third quarter of 2010, we received $1.2 million from a litigation settlement. This settlement was recorded as a reduction of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010.
     We are also party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future costs would not be material to our results of operations or liquidity for a particular period.
10. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in the Segment Reporting topic of the Codification, and thus have one reportable segment.
     Sales by product category for the three and nine month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Prefabricated components	$36,283	$36,479	$109,434	$100,559
Windows & doors	40,923	44,728	124,308	127,658
Lumber & lumber sheet goods	50,053	46,611	160,640	125,018
Millwork	19,605	20,545	59,180	55,883
Other building products & services	33,530	40,502	99,688	114,805

Total sales	$180,394	$188,865	$553,250	$523,923

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

mortgage markets. Over the past four years, many homebuilders significantly decreased their starts because of the economic recession, lower demand and an excess of home inventory. Although housing starts increased during the first half of 2010, mainly due to the federal tax credit for first-time homebuyers, we experienced a decline in the current quarter and do not expect building activity to improve for the remainder of 2010. Due to the housing downturn and continued pricing pressures within the industry, we have experienced, and may continue to experience, significant pressure on our gross margins. However, we still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate. We believe that the current downturn in the housing industry, though prolonged and severe, is likely a trough in the cyclical nature of the residential construction industry.
•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to continue during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing with our profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 20.5% during the nine months ended September 30, 2010 compared to the same period of the prior year, which is higher than the 11.7% overall increase in housing starts within our markets during the same time period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we will continue to expand our custom homebuilder base, but this growth may be limited by our tight credit standards.

•	Expand into Multi-Family and Light Commercial Business. We have diversified, and will continue to attempt to diversify our customer base and grow our sales by further expanding into multi-family and light commercial business. While we primarily serve the single family new home construction market, we have entered the multi-family and/or light commercial market in certain regions. Our Shelby, Alabama location gives us the ability to manufacture steel roof trusses often used in multi-family and light commercial construction.

•	Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We will continue to monitor our manufacturing capacity to ensure we are operating efficiently given the current market conditions.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. During 2008, the conditions in the credit markets worsened and the economy fell into a recession. The credit markets and financial services industry experienced a significant crisis characterized by the bankruptcy or failure of various financial institutions and severe limitations on credit availability. As a result, the credit markets became highly illiquid as financial and lending institutions limited credit to conserve cash and protect their balance sheets. These economic conditions continued, to a lesser extent, into 2009 and 2010. As the housing industry is dependent upon potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the credit markets substantially improve.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material and freight price increases to our customers could adversely impact our operating results.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
CURRENT OPERATING CONDITIONS AND OUTLOOK
     We experienced reduced building activity and declining sales during the third quarter of 2010 as compared to the second quarter of 2010. This was due in part to continued difficult economic conditions coupled with the expiration of the federal income tax credit for first-time homebuyers in the second quarter. The annualized rate for U.S. single-family starts decreased to 452,000 as of September 2010, down 10.8% from one year ago. For the current quarter, actual U.S. single-family housing starts were 119,600, down 13.5% from the same quarter last year, and the number of single-family units under construction fell 12.8%. The South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, experienced similar trends as actual single-family housing starts for the third quarter of 2010 decreased to 59,400, down 13.7% from the third quarter of 2009, and single-family units under construction were down 5.9% over the same period.
     While pricing in the commodity markets has stabilized since the second quarter of 2010, we continue to experience the same competitive pricing conditions that we have been faced with in recent years. This pressure, especially on our non-commodity products, contributed to our gross margins declining 1.2 percentage points compared to the third quarter of 2009. From an operating expense perspective, we continued to focus on our cost containment initiatives. During the quarter, we temporarily idled four manufacturing facilities, two in Maryland and two in Florida, and two distribution centers in South Carolina, in order reduce operating expenses and excess capacity. Most of the customer demand from these idled facilities will be serviced by other existing locations within the market. Should conditions in our markets worsen or recovery take significantly longer than forecasted, we may incur additional facility closure costs or asset impairment charges. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.
     Current market conditions remain difficult and we expect this environment to persist into 2011. Through these challenging conditions, we remain focused on our strategy of conserving liquidity while monitoring, and adjusting as necessary, physical capacity and staffing levels. We ended the third quarter with approximately $126 million in available liquidity, which included $121.4 million in available cash and $4.2 million of net borrowing availability under our revolver. Our use of cash through September is consistent with forecast, and we believe seasonal reductions in working capital will partially offset our use of cash over the remainder of the year.
     We still believe that the long-term outlook for the housing industry is positive due to the growth in the underlying demographics. However, currently there remains a significant amount of uncertainty in the macro-economic factors that drive our business. We plan to continue managing our business in the same manner we have used over the past several years and will do so until greater clarity returns to the homebuilding sector.

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
RESULTS OF OPERATIONS
     The following table sets forth, for the three and nine months ended September 30, 2010 and 2009, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.3%	79.1%	81.3%	78.6%

Gross margin	19.7%	20.9%	18.7%	21.4%
Selling, general and administrative expenses	26.4%	26.1%	26.8%	28.9%
Facility closure costs	0.2%	0.0%	0.1%	0.2%
Asset impairments	0.5%	0.0%	0.2%	0.1%

Loss from operations	(7.4)%	(5.2)%	(8.4)%	(7.8)%
Interest expense, net	3.8%	3.1%	4.5%	3.7%
Income tax (benefit) expense	(0.3)%	0.0%	(0.2)%	0.5%

Loss from continuing operations	(10.9)%	(8.3)%	(12.7)%	(12.0)%
Income (loss) from discontinued operations, net of tax	(0.4)%	0.3%	(0.2)%	(1.0)%

Net loss	(11.3)%	(8.0)%	(12.9)%	(13.0)%

Three Months Ended September 30, 2010 Compared with the Three Months Ended September 30, 2009
     Sales. Sales for the three months ended September 30, 2010 were $180.4 million, a 4.5% decrease from sales of $188.9 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, actual U.S. single-family housing starts decreased 13.5% compared to the same period a year ago, while the number of single-family units under construction declined 12.8% over this same time period. In the South Region, actual U.S. single-family housing starts decreased 13.7% during the third quarter of 2010 compared to the same quarter a year ago, while single-family units under construction in the region were down 5.9% over the same period. For the quarter, our sales to the “Builder 100” decreased by 13.4% over the same time period last year. Market prices for lumber and lumber sheet goods were on average 4.5% higher than the same period a year ago. Commodity sales increased by approximately $3.5 million, or 7.4%, quarter over quarter. This increase was offset by a decline in sales relating to our windows and doors category of approximately $3.8 million, and a sales decline of approximately $7.0 million in our other building products and services category as a result of a reduction in installed services and multi-family construction.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2010		2009
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$36.3	20.1%	$36.5	19.3%	(0.5)%
Windows & doors	40.9	22.7%	44.7	23.7%	(8.5)%
Lumber & lumber sheet goods	50.1	27.7%	46.6	24.7%	7.4%
Millwork	19.6	10.9%	20.6	10.9%	(4.6)%
Other building products & services	33.5	18.6%	40.5	21.4%	(17.2)%

Total sales	$180.4	100.0%	$188.9	100.0%	(4.5)%

     Gross Margin. Gross margin decreased $3.9 million to $35.5 million. Our gross margin percentage decreased from 20.9% in the third quarter of 2009 to 19.7% in the current quarter, a 1.2 percentage point decline. Our gross margin decrease was primarily due to competitive pricing pressure on non-commodity products.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.7 million, or 3.4%. Included as a reduction to these expenses is a $1.2 million litigation settlement we received in the current quarter. As a percentage of total sales, however, these expenses, excluding stock-based compensation expense and the litigation settlement, increased from 25.8% in 2009 to 26.4% in 2010. Our salaries and benefits expense, excluding stock compensation expense, was $28.5 million, or 15.8% of total sales, compared to $28.4 million, or 15.0% of total sales in the third quarter of 2009. Our office general and administrative expense, excluding the litigation settlement, decreased $0.5 million quarter over quarter and as a percentage of total sales, down to 2.7% in 2010 from 2.9% in 2009. Occupancy expenses decreased $0.1 million, or 2.6%, while bad debt expense increased $0.3 million from last year. Delivery expenses decreased $0.8 million due to lower equipment lease expense. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Asset Impairments. Asset impairments was $0.8 million in the third quarter of 2010. The continued downturn in the macroeconomic factors that drive our business and the unfavorable economic conditions that exist caused us to revise our expectations and assess the recoverability of our long-lived assets in certain markets during the third quarter of 2010. Based upon the results of our assessments, we determined that the carrying amounts of certain assets exceeded their estimated fair values and recorded approximately $0.7 million of asset impairment charges. The remaining $0.1 million of the asset impairment charges related to land we have held for sale. There were no asset impairment charges recorded in the third quarter of 2009.
     Interest Expense, Net. Interest expense was $6.9 million in the third quarter of 2010, an increase of $1.0 million from the third quarter of 2009. The increase was primarily due to higher interest rates during the current quarter and partially offset by lower average debt balances.
     Income Tax (Benefit) Expense. We recorded an income tax benefit of $0.5 million during the quarter compared to $0.1 million of expense in the third quarter of 2009. We recorded an after-tax, non-cash valuation allowance of $7.2 million and $6.2 million, in 2010 and 2009, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 38.4% and 38.5% in 2010 and 2009, respectively.
Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
     Sales. Sales for the nine months ended September 30, 2010 were $553.3 million, a 5.6% increase from sales of $523.9 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, actual U.S. single-family housing starts increased 10.5%, however, single-family units under construction declined approximately 12% over the same period. In the South Region, actual U.S. single-family housing starts increased 11.7% in 2010 compared to a year ago, while single-family units under construction in the region were down 5.6% over the same period. At the same time, we increased our sales to the “Builder 100” by 20.5% over the same period last year. Market prices for lumber and lumber sheet goods were on average approximately 35% higher than the same period a year ago. Commodity and manufactured product sales increased by $44.5 million, or 19.7%, year over year partly due to volume and partly due to price inflation. This increase was partially offset by a decline in sales of other building products and services of approximately $15.1 million for the nine months ended September 30, 2010 compared to the same time period last year.
     The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2010		2009
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$109.5	19.8%	$100.6	19.2%	8.8%
Windows & doors	124.3	22.5%	127.6	24.4%	(2.6)%
Lumber & lumber sheet goods	160.6	29.0%	125.0	23.9%	28.5%
Millwork	59.2	10.7%	55.9	10.6%	5.9%
Other building products & services	99.7	18.0%	114.8	21.9%	(13.2)%

Total sales	$553.3	100.0%	$523.9	100.0%	5.6%

     Gross Margin. Gross margin decreased $8.4 million to $103.7 million. Our gross margin percentage decreased from 21.4% in the first nine months of 2009 to 18.7% in the current period, a 2.7 percentage point decline. Our gross margin percentage decreased 3.1 percentage points due to price, slightly offset by an increase in sales volume and a shift in sales mix. Our gross margins were negatively impacted by the volatile commodity prices during the first six months of the current year and intense pricing pressure we continue to experience.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.2 million, or 2.1%. Included as a reduction to these expenses is a $1.2 million litigation settlement we received in the current quarter. As a percentage of total sales these expenses, excluding stock-based compensation expense and the litigation settlement, decreased from 28.5% in 2009 to 26.5% in 2010. Our salaries and benefits expense, excluding stock compensation expense, was $86.4 million, or 15.6% of total sales, compared to $85.5 million, or 16.3% of total sales in the first nine months of 2009. Our office general and administrative expense, excluding the litigation settlement, decreased $0.7 million year over year, down to 2.7% of total sales in 2010 from 3.0% in 2009. Occupancy expenses decreased $1.3 million, or 8.5%, and our bad debt expense decreased $1.0 million. Delivery expenses were consistent with last year.
     Asset Impairments. Asset impairments was $0.8 million for the nine months ended September 30, 2010. The continued downturn in the macroeconomic factors that drive our business and the unfavorable economic conditions that exist caused us to revise our expectations and assess the recoverability of our long-lived assets in certain markets during the third quarter of 2010. Based upon the results of our assessments, we determined that the carrying amounts of certain assets exceeded their estimated fair values and recorded approximately $0.7 million of asset impairment charges. The remaining $0.1 million of the asset impairment charges related to land we have held for sale. We also recorded an $0.5 million asset impairment charge related to land we have held for sale during the nine months ended September 30, 2009.
     Interest Expense, Net. Interest expense was $24.8 million in 2010, an increase of $5.2 million. The increase was primarily due to the write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid and $2.5 million of costs incurred related to our recapitalization transaction in the first quarter of 2010. The remaining difference was due to higher interest rates during the current year and partially offset by lower average debt balances and $1.2 million of debt issuance cost write-offs in the first quarter of 2009 related to the capacity reduction of our revolving credit facility.
     Income Tax (Benefit) Expense. We recorded an income tax benefit of $1.0 million for the first nine months of 2010 compared to $2.4 million of expense for 2009. We recorded an after-tax, non-cash valuation allowance of $25.9 million and $25.0 million, in 2010 and 2009, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 38.1% and 37.3% in 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES
     Availability under our $250 million revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge coverage ratio as of September 30, 2010 and December 31, 2009 (in millions):

	As of
	September 30,		December 31,
	2010		2009
Accounts Receivable Availability	$52.4		$42.3
Inventory Availability	24.3		18.7
Equipment Availability	3.2		4.1

Gross Availability	79.9		65.1
Less:
Agent Reserves	(4.8)		(8.5)

Borrowing Base	75.1		56.6
Plus:
Qualified Cash	—		15.7
Less:
Outstanding Borrowings	(20.0)		(20.0)
Letters of Credit	(15.9)		(17.3)

Excess Availability	$39.2		$35.0
Less:
Minimum Liquidity Requirement	(35.0)		(35.0)

Borrowing Availability	$4.2		$—

Actual Fixed Charge Coverage Ratio	-1.99	x	-1.68	x

Required Fixed Charge Coverage Ratio*	1.00	x	1.00	x

*	Required only if excess availability falls below $35 million.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement, minus agent specified reserves. Our net borrowing base availability at September 30, 2010 was $4.2 million, and as such, we were not required to have any cash on deposit with the agent to meet the $35 million excess availability requirement contained within the revolving senior secured credit agreement. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus outstanding borrowings and letters of credit. This amount must equal or exceed $35 million at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     Future declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the excess availability requirement. At September 30, 2010, we had $121.4 million of unencumbered cash that can be used to either repay the $35.9 million currently funded under the facility or support any shortfall in the net borrowing base availability. At September 30, 2010, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     At September 30, 2010, we had $121.4 million of usable cash and $4.2 million of net borrowing base availability, which we believe is sufficient to meet our anticipated needs, including contractual obligations, for the next twelve months. We do not expect working capital or our credit facility to be a significant source of funds for the next twelve months. Based upon current economic conditions, we do not expect building activity to be as strong for the remainder of 2010 as had originally been anticipated, though we still believe our liquidity at year-end will range from $100-$110 million. Our projected cash use is subject to change, and will be influenced by actual housing activity over the next twelve months, commodity prices, gross margins, as well as customer and supplier responses to our changing liquidity position. Additional cash could be used if we choose to pursue strategic acquisition opportunities that may become available. Since the housing downturn began, we have continued our focus on preserving our liquidity. Our action plan, which consists of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly and, most importantly, conserving cash has allowed us to mitigate the effects of the difficult industry conditions. We will continue to execute this strategy as long as these conditions persist.

     In January 2010, we completed our rights offering and debt exchange which reduced our indebtedness by $130.0 million and extended the maturity of $139.7 million of indebtedness until 2016. In addition, we received net proceeds of approximately $65 million, after paying for expenses related to the transaction (See Note 4).
Consolidated Cash Flows
     Cash used in operating activities was $24.1 million for the nine months ended September 30, 2010 compared to cash provided by operating activities of $9.7 million for the nine months ended September 30, 2009. This includes federal income tax refunds of $33.8 million and $31.8 million received in the second quarters of 2010 and 2009, respectively. The increase in cash used was primarily driven by an increase in working capital of $7.4 million during the first nine months of 2010 compared to a decrease in working capital of $26.9 million during the same period last year. The change in working capital is the result of improved sales, higher commodity prices, and increased inventory levels.
     During the nine months ended September 30, 2010 and 2009, cash used in investing activities was $7.8 million and $0.3 million, respectively. Capital expenditures increased $6.2 million as we continued buying out expiring vehicle and equipment leases. In addition, proceeds from the sale of assets decreased $1.3 million as the company actively sold off excess equipment in the prior year.
     For the nine months ended September 30, 2010, cash provided by financing activities was $69.3 million, primarily due to the net proceeds received upon completion of our rights offering and debt exchange in the first quarter of 2010. For the nine months ended September 30, 2009, cash used in financing activities was $20.0 million, the result of a $20.0 million pay down of the revolving credit facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. Changes in our debt could also increase these risks. We utilize interest rate swap contracts to fix interest rates on a portion of our outstanding long-term debt balances. Based on debt outstanding and interest rate swap contracts in place at September 30, 2010, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.
     We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always, passed on to our customers. Our delayed ability to pass on material price increases to our customers can adversely impact our operating results.

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
     Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2010, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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

October 28, 2010

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer (Principal Financial Officer)

October 28, 2010

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