Form 10-K
period 2010-12-31
Builders FirstSource, Inc.
filed 2011-03-03
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $111.6 million based on the closing price per share on that date of $2.40 as reported on the NASDAQ Stock Market LLC.
     The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 28, 2011 was 96,768,427.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 25, 2011 are incorporated by reference into Part III of this Form 10-K.

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
OVERVIEW
     Builders FirstSource, Inc. is a leading supplier and manufacturer of structural and related building products for residential new construction. We have operations principally in the southern and eastern United States with 52 distribution centers and 47 manufacturing facilities, many of which are located on the same premises as our distribution centers. We have successfully acquired and integrated 27 companies since our formation and are currently managed as three regional operating groups — Atlantic, Southeast and Central — with centralized financial and operational oversight. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
     Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc. On October 13, 1999, we changed our name to Builders FirstSource, Inc. Publicly held since 2005, our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.
OUR INDUSTRY
     We compete in the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. According to the National Association of Home Builders (“NAHB”), the single family residential construction market was an estimated $112.8 billion in 2010, down approximately 73% from the historical high of $413.2 billion in 2006. The Pro Segment of this market consists predominantly of small, privately owned suppliers including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only six building product suppliers in the Pro Segment that generated more than $500 million in sales according to ProSales magazine’s 2009 ProSales 100 list. On this list, we were the fifth largest building product supplier in 2009.
     Our industry is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, employment levels, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence and the economy in general. The homebuilding industry has experienced a significant and sustained downturn over the past few years due to negative trends in many of the factors listed above. During this downturn, many homebuilders have significantly decreased their starts because of lower demand and a surplus of both existing and new home inventory. The weakness in the homebuilding industry has resulted in a significant reduction in demand for our products and services.
     Adding to the pressure on the housing industry are the severe limitations on credit availability for smaller homebuilders and homebuyers. Beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. This disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be severely constrained, which is adding to the severity of the downturn in our industry. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term. These trends include still near record-low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate. In fact, 2010 was the first time in the past five years that the housing industry experienced an increase in starts as, according to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2010 increased 5.9% from 2009. The NAHB is also predicting that U.S. housing starts will increase in 2011 to approximately 555,000 single family housing starts. This level for 2011 would represent a 17.8% increase from 2010 actual housing starts.
OUR CUSTOMERS
     We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint as we serve 32 markets in 9 states. According to 2010 U.S. Census data, we have operations in 17 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2010. In addition, approximately 44% of U.S. housing permits in 2010 were issued in states in which we operate.
     Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2010, our top 10 customers accounted for approximately 23.8% of our sales, and no single customer accounted for more than 5% of our sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, D.R. Horton, Inc., Lennar Corp., Hovnanian Enterprises, Inc., Pulte Homes, Inc. (including Centex Corp.), and The Ryland Group, Inc.
     In addition to the largest production homebuilders, we also service and supply regional and local custom homebuilders. Custom homebuilders require high levels of service; our sales team must work very closely with the designers on a day-to-day basis in order to ensure the appropriate products are produced and delivered to the building site. To account for these increased service costs, pricing in the industry is tied to the level of service provided and the volumes purchased.
     While our primary focus has been on single-family residential construction, over the past several years we have expanded our multi-family and light commercial business to further diversify our customer base and lessen our dependence on the single-family market.
OUR PRODUCTS AND SERVICES
     We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We distribute a wide variety of building products and services directly to homebuilder customers. In addition, we manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. In addition to our full range of construction services, we provide a comprehensive offering of products that includes approximately 62,000 stock keeping units (“SKUs”). We believe our broad product and service offering combined with our scale and experienced sales force have driven market share gains, particularly with production homebuilders, and will help us to maintain our customer base during the downturn in the housing industry.
     We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. For the year ended December 31, 2010, our combined sales of prefabricated components, windows & doors and millwork product categories represented 53.1% of total sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. Sales by product category for the years ended December 31, 2010, 2009 and 2008 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K.
     Prefabricated Components. Prefabricated components are factory-built substitutes for job site-framing and include floor trusses, roof trusses, wall panels, stairs, and engineered wood that we design and cut for each home. Our manufactured prefabricated components allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in a factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without prefabricated components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are stronger and straighter than conventionally framed floors.

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
     Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. In 2010, this product line increased as a percentage of our total sales to 28.8% primarily due to the unprecedented commodity inflation seen during the first half of the year. However, lumber and lumber sheet goods as a percentage of our total sales has declined significantly since 2004 when it represented 39.6% of sales. This change in product mix has been due in part to a shift in builder demand toward prefabricated components for their framing needs. Despite this shift in product mix, we believe we have grown our market share for lumber & lumber sheet goods over this time period. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future, but to grow over the long-term at a slower rate than our other business lines.
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
     Prefabricated Components — Trusses and Wall Panels. Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type: production versus custom builders. Production builders use prototype house plans as they replicate houses. These house plans may be minimally modified to suit individual customer demand. The number of changes made to a given prototype house, and the number of prototype houses used, varies by builder and their construction and sales philosophy. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. There are three primary benefits to master filing. First, master filing is cost effective as the electronic master file is used rather than designing the components individually each time the prototype house is built. Second, it improves design quality as a house’s design is based on the proven prototype except for any minor builder modifications. Third, master filing allows us to change one file and update all related prototype house designs automatically as we improve the design over time or as the builder modifies the base prototype house. We do not maintain a master file for custom builders who do not replicate houses, as it is not cost effective. For these builders, the components are designed individually for each house.

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
     Custom Millwork. Our manufactured custom millwork consists primarily of synthetic exterior trim, custom windows, features and box columns that we sell throughout our company under our Synboard brand name.
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
OUR STRATEGY
     Our long-term strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry. We have modified our strategy in response to the extended downturn that has affected our industry. Our strategy during the housing downturn is to maximize financial performance without impairing our ability to compete and create value in the long term. We have implemented this strategy through generating new business, focusing on cost, working capital and operating improvements, and most importantly conserving cash.

     Expand Current Customer Base. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders. We intend to leverage our business model, geographic breadth and scale to continue to grow our sales to the production homebuilders as they continue to gain market share. We increased sales to our 10 largest production homebuilders from 21.8% of our net sales for the year ended December 31, 2009 to 23.8% of our net sales for the year ended December 31, 2010. During 2010, sales to our top 10 production homebuilders increased 12.7% compared to our net sales to these same customers in 2009. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we will continue with our plan to prudently expand our presence in the custom homebuilder base while still adhering to our tight credit standards.
     Expand into Multi-Family and Light Commercial Business. We believe we can diversify our customer base and grow our sales by further expanding into the multi-family and light commercial business. While we primarily serve the single family new home construction market, we continue to look for ways to expand our multi-family and/or light commercial market in certain regions.
     Focus on Cost, Working Capital and Operating Improvements. We are extremely focused on expenses and working capital to remain a low cost supplier. We maintain a continuous improvement, “best practices” operating philosophy and regularly implement new initiatives to reduce costs, increase efficiency and reduce working capital. For example, we have linked our computer system to those of some customers to streamline the administrative aspects of the quoting, invoicing and billing processes. We also analyze our workforce productivity to determine the optimal labor mix that minimizes cost, and examine our logistics function to reduce the cost of inbound freight. Our focus on cost controls, working capital and operating improvements is particularly important during this downturn. Our largest controllable cost is our salaries and wages. Since the beginning of the housing downturn in March 2006, we have reduced our average full time equivalent headcount, excluding discontinued operations, by 60.3%. We have been thoughtful in reducing our headcount as a number of the reductions were the result of identifying and implementing operating efficiencies. We were also able to reduce office general and administrative expenses by $5.3 million for 2010, among other reductions. Industry forecasters are predicting that single family housing starts will show improvements in 2011 which could require us to increase our operating expenses, headcount and working capital in order to support the additional demand. We will attempt to minimize these increases to ensure that we prudently adjust our variable costs with the change in housing starts. We continue to be diligently focused on the controllable aspects of working capital, including days sales outstanding, inventory turns and accounts payable days outstanding.
     Conserve Cash. During a downturn, we realize the importance of acting quickly to conserve capital. We pulled back our capital expenditures in 2009 and 2008 to maintenance capital levels. In 2010, we increased our capital expenditures due primarily to buyouts of expiring vehicle and equipment leases. We also manage our credit tightly, especially in these conditions. As industry conditions deteriorate, we know it is important to extend credit prudently for a higher probability of collection on our accounts receivable. Our bad debt expense decreased $1.9 million in 2010 compared to 2009, as a result of our tighter credit policies.
     Pursue Strategic Acquisitions. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy, subject to our ability to secure long-term capital, centers on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we will selectively seek to acquire companies that manufacture prefabricated components such as roof and floor trusses, wall panels, stairs, and engineered wood, as well as other building products such as millwork. We will also seek to acquire companies that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there are a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and that the homebuilders in these markets, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings and/or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our senior management team has the experience and ability to identify acquisition candidates and integrate acquisitions, having acquired and integrated 27 companies since 1998. There may be opportunities for industry consolidation in 2011 and we would like to be at the forefront of this trend. However, liquidity is our primary area of focus in 2011, and therefore we will review potential acquisitions in light of our projected liquidity needs.

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
     Our experienced locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder, the salesperson and his or her team of experts review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction and regional aesthetic preferences. Next, the team determines the specific package of our products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2010, we employed approximately 344 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 189 sales coordinators and product specialists.
BACKLOG
     Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order and shipment does not exceed a few days.
MATERIALS AND SUPPLIER RELATIONSHIPS
     We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, U.S. Lumber, Canfor Wood Products and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation, M I Windows and Doors and Ply Gem Windows. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our and our suppliers’ broad footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.
     We currently source products from approximately 3,300 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no materials purchased from any single supplier represented more than 9% of our total materials purchased in 2010, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.
     We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We believe we can obtain additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION
     Due to the decline in housing starts, we have and will continue to experience increased competition for homebuilder business. Many of our competitors in the Pro Segment market are small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge and competitive pricing. Our largest competitors in our markets are 84 Lumber Co. (a privately held company), Stock Building Supply (a privately held company, majority owned by Gores Group) and Pro-Build Holdings, Inc. (a privately held company, formerly Strober Organization).
     We compete in the Pro Segment of the U.S. residential new construction building products supply market. According to 2010 U.S. Census data, we have operations in 17 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits, and approximately 44% of U.S. housing permits in 2010 were issued in states in which we operate. We focus on a distinctly different target market than the home center retailers such as The Home Depot and Lowe’s, who currently primarily serve do-it-yourself and professional remodeling customers. By contrast, our customers consist of professional homebuilders and those that provide construction services to them, with whom we develop strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turn-key framing and shell construction, as well as prefabricated components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.
EMPLOYEES
     At December 31, 2010, we had approximately 2,500 full-time equivalent employees, none of whom were represented by a union. We believe that we have good relations with our employees.
INFORMATION TECHNOLOGY SYSTEMS
     Our primary enterprise resource planning (“ERP”) system, which we use for operations representing approximately 98% of our sales, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in changing product cost environments. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past helped to partially offset this negative cash flow. We have also from time to time utilized our credit facility to cover working capital needs.
AVAILABLE INFORMATION
     We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our website under the links to “SEC Filings.” Our Internet address is www.bldr.com. Reports are available free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.
     In addition to our website, you may read and copy public reports we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.
EXECUTIVE OFFICERS
     Floyd F. Sherman, Chief Executive Officer, President and Director, age 71. Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and from February 2008 to the present. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. and C.H.I. Overhead Doors, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

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
     Donald F. McAleenan, Senior Vice President and General Counsel, age 56. Mr. McAleenan has served as Senior Vice President and General Counsel of the company since 1998. Prior to joining the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.
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
     Frederick B. Schenkel, Vice President — Manufacturing, age 61. Mr. Schenkel joined the company in 1998 when the company acquired Builders Supply and Lumber (“BSL”) from Pulte Home Corporation. He became Vice President of the company in 1999 and was promoted to Vice President — Manufacturing in 2002. Mr. Schenkel has more than 30 years of experience managing manufacturing facilities in the industry and, before joining BSL, held such positions as manufacturing manager for The Ryland Group, Inc., Vice President of Manufacturing for Diversified Homes Corporation of Maryland, and plant manager for Regional Building Systems, Inc. Mr. Schenkel holds a B.A. in accounting from Saint Bonaventure University.
Item 1A. Risk Factors
     Risks associated with our business, an investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, websites, public filings, investor and analyst conferences or elsewhere, include, but are not limited to, the risk factors described below. Any of the risk factors described below could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or operating results. We may not succeed in addressing these challenges and risks.
The industry in which we operate is dependent upon the homebuilding industry, the economy, the credit markets, and other important factors.
     The building products industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or inventory levels, or weakening of the national economy or of any regional or local economy in which we operate, could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized homebuilders and sub-contractors, and shortages of material. In addition, the homebuilding industry is subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.
     The homebuilding industry has been undergoing a significant and sustained downturn that began in mid-2006. Challenging conditions still persist even as, according to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2010 increased 5.9% from 2009. We believe that the ongoing market downturn is attributable to a variety of factors including: a severe economic recession, followed by an economic recovery that has been modest to date; limited credit availability; excess home inventories; a substantial reduction in speculative home investment; reduced consumer confidence; and soft housing demand. The downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2007 through 2010.
     In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued to date and has resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market, substantial declines in housing prices, and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be severely constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not recover until conditions in the economy and the credit markets significantly improve and unemployment rates decline.
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
     During 2008, we recorded goodwill impairment charges of $39.9 million in continuing operations related to our Florida reporting unit and $4.0 million in discontinued operations, net of tax, related to our Ohio reporting unit. During 2008, we also recorded impairment charges related to long-lived assets, other than goodwill, of $7.0 million in continuing operations and $0.1 million in discontinued operations, net of tax. During 2009, we recorded an impairment charge of $0.5 million in continuing operations to reduce the carrying value of a parcel of real estate being held for sale. During 2010, we recorded an impairment charge of $0.8 in continuing operations related to long-lived assets and land held for sale. If the current weakness in the homebuilding industry continues, we may need to take additional goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry and market conditions, we may have to close certain facilities in under-performing markets, although we have no specific plans for additional facility closures at this time. Any such facility closures could have a significant adverse effect on our financial condition, operating results, and cash flows.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.
     As of December 31, 2010, our funded debt was approximately $165.0 million, which consisted of $20.0 million of outstanding borrowings under our senior secured revolving credit facility, $139.7 million of our Second Priority Senior Secured Floating Rate Notes due in 2016 (“2016 notes”), and $5.3 million of our remaining Floating Rate Notes due in 2012 (“2012 notes”). Our senior secured revolving credit facility is scheduled to mature in December 2012, but will mature in November 2011 if we have not repaid or extended the maturity of all of the outstanding 2012 notes by that time. In addition, we have significant obligations under ongoing operating leases that are not reflected in our balance sheet.
     As of December 31, 2010, all of our funded debt was at a variable interest rate. If interest rates rise, our interest expense would increase. However, interest expense on our 2016 notes, which are subject to a 3% floor, would not change unless LIBOR increased to greater than 3%. Based on debt outstanding and LIBOR rates at December 31, 2010, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.

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
     Our financial condition and operating performance and that of our subsidiaries is also subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium, and interest on our indebtedness beyond 2011.
     If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The credit agreement governing our senior secured revolving credit facility and the indenture governing our 2016 notes restrict our ability to dispose of assets and to use the proceeds from such dispositions. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
We may have future capital needs and may not be able to obtain additional financing on acceptable terms.
     Given the ongoing housing downturn, we are substantially reliant on cash on hand and our $150 million senior secured revolving credit facility to provide working capital and fund our operations. Our inability to renew or replace this facility when required or when business conditions warrant, could have a material adverse effect on our business, financial condition, and results of operations. As of December 31, 2010, our outstanding borrowings under this facility were $20 million, and our net available borrowing capacity in excess of our minimum liquidity covenant was $22.6 million. Our inability to borrow additional funds under this facility to fund our working capital requirements and our operations could have a significant adverse effect on our financial condition, operating results and cash flows.
     Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions, and financial, business, and other factors, many of which are beyond our control. The prolonged continuation or worsening of the current market and macroeconomic conditions that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.
     We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including our 2012 notes, our 2016 notes, and our senior secured revolving credit facility. The credit agreement governing our senior secured revolving credit facility and the indenture governing the 2016 notes, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.
We may incur additional indebtedness.
     We may incur additional indebtedness under our senior secured revolving credit facility, which provides for up to $150.0 million of revolving credit borrowings. Given the severe housing downturn, we are currently substantially reliant on our cash on hand and our credit facility to fund our operations. In addition, we may be able to incur substantial additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the credit agreement governing our senior secured revolving credit facility and the indenture governing our 2016 notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.
Our debt instruments contain various covenants that limit our ability to operate our business.
     Our financing arrangements, including our senior secured revolving credit facility and the indenture governing our 2016 notes, contain various provisions that limit our ability to, among other things:
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
     At December 31, 2010, our net available borrowing capacity under our senior secured revolving credit facility in excess of the required $10 million liquidity covenant was $22.6 million. This covenant calculates as eligible borrowing base less outstanding borrowings. The resulting amount must equal or exceed a minimum liquidity requirement, ranging from $10.0-$18.75 million, or we are required to meet a fixed charge coverage ratio of 1:1, which we currently would not meet. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation, and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing 12 month basis from the trigger date. Based on our 2011 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the required minimum liquidity covenant in 2011 and therefore, will not trigger the fixed charge coverage ratio requirement. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase cash on deposit with the agent.
     These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the credit agreement governing our senior secured revolving credit facility and the indenture governing our 2016 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these covenants, including those contained in our senior secured revolving credit facility and the indenture governing our 2016 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.
     Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms ranging from 5 to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. If we close or idle a facility, most likely we remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. During the period from 2007 through 2010, we closed or idled a number of facilities for which we remain liable on the lease obligations. Our obligation to continue making rental payments in respect of leases for closed or idled facilities could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and results of operations. For example, closing a facility, even during the time of relocation, will reduce the sales that the facility would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated facility may not equal the revenue and profit generated at the existing one.
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
     The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2010, average market prices for lumber and lumber sheet goods were 28.1% higher than the prior year primarily due to a sharp increase in market prices for lumber during the first six months of 2010. Our lumber and lumber sheet goods product category represented 28.8% of total sales for the year ended December 31, 2010. We have no ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.
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
     Our 10 largest customers generated approximately 21.8% and 23.8% of our sales for the years ended December 31, 2009 and 2010, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the current housing downturn, many of our homebuilder customers have substantially reduced construction activity. Some homebuilder customers have exited or severely curtailed building activity in certain of our markets. This trend is likely to continue until there is a housing recovery in our markets. Continuation of the current housing downturn could have a significant adverse effect on our financial condition, operating results and cash flows.

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
     The building products supply industry is highly fragmented and competitive. We face significant competition from local and regional building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders, (5) adapt more quickly to new technologies or evolving customer requirements than we do, or (6) have access to financing on more favorable terms than we can obtain in the market. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low enough for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results, and cash flows may be adversely affected.
We are subject to competitive pricing pressure from our customers.
     Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The current housing industry downturn has resulted in significantly increased pricing pressures from production homebuilders and other customers. These pricing pressures significantly adversely affected our operating results and cash flows during 2009 and 2010. In addition, continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure. In addition, as a result of the housing downturn, several of our homebuilder customers have defaulted on amounts owed to us or their payable days have become extended as a result of their financial condition, however, our accounts receivable days decreased in 2010 compared to 2009. Such payment failures or delays may significantly adversely affect our financial condition, operating results, and cash flows.
The ownership position of affiliates of JLL Partners Inc. and Warburg Pincus LLC limits other stockholders’ ability to influence corporate matters.
     JLL Partners Inc. (“JLL”) and Warburg Pincus LLC (“Warburg Pincus”) together own in excess of 50% of our outstanding common stock. Five of our ten directors hold positions with affiliates of either JLL or Warburg Pincus. Accordingly, JLL and Warburg Pincus have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL and Warburg Pincus are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters, and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Our continued success will depend on our ability to retain our key employees and to attract and retain new qualified employees.
     Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, operational, sales, and marketing personnel. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either quit or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results, and cash flows could be adversely affected.
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
     We have historically experienced, and in the future will continue to experience, variability in revenues and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others: (1) the volatility of prices of lumber, wood products and other building products, (2) the cyclical nature of the homebuilding industry, (3) general economic conditions in the various local markets in which we compete, (4) the pricing policies of our competitors, (5) the production schedules of our customers, and (6) the effects of the weather. These factors, among others, make it difficult to project our operating results on a consistent basis, which may affect the price of our stock.

We may be adversely affected by any disruption in our information technology systems.
     Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary ERP system, which we use for operations representing approximately 98% of our sales, is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or costs will not have a material adverse effect on our financial condition, operating results and cash flows.
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
     Our long-term strategy depends in part on growing our sales of prefabricated components and other value-added products and increasing our market share. If any of these initiatives are not successful, or require extensive investment, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability.
     Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, a significant change in our business, the economy, or the housing market, an unexpected decrease in our cash flow for any reason, or the requirements of our senior secured revolving credit facility or the indenture governing our 2016 notes, could result in an inability to obtain the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results, and cash flows. In addition, although we have been successful in the past in integrating 27 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results, and cash flows.
Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.
     We are subject to various federal, state, local, and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Financial Accounting Standards Board or similar entities and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows.
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
     Instability in the economy and financial markets, including as a result of terrorism and the war in the Middle East and Afghanistan, may result in a decrease in housing starts, which would adversely affect our business. In addition, the war, related setbacks or adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results, and cash flows. In addition, any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. Terrorist attacks similar to the ones committed on September 11, 2001, may affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results, and cash flows.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We have a broad network of distribution and manufacturing facilities in 9 states throughout the southern and eastern U.S. We have 52 distribution facilities and 47 manufacturing facilities, many of which are co-located in the following markets:

Alabama	Maryland/Virginia	South Carolina
Auburn	Baltimore/Washington	Seneca
Central Alabama	Northeast Maryland	Charleston
Columbia
Florida	North Carolina	Florence
Bunnell	Charlotte	Grand Strand
Emerald Coast	Fayetteville	Greenville
Jacksonville	High Point	Southeast South Carolina
Orlando	Raleigh
South Florida	Washington	Tennessee
Tampa	Western North Carolina	Eastern Tennessee
	Wilmington	Knoxville
Georgia		Nashville
Atlanta
Central Georgia		Texas
Northern Georgia		Dallas/Fort Worth
San Antonio
     Distribution centers typically include 15 to 25 acres of outside storage, a 60,000 square foot warehouse, 10,000 square feet of office space, and 30,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, windows and doors. The distribution centers are usually located in industrial areas with low cost real estate and easy access to freeways to maximize distribution efficiency and convenience. A majority of the distribution centers are situated on rail lines for efficient receipt of goods.
     Our manufacturing facilities produce trusses, wall panels, engineered wood, stairs, windows, pre-hung doors and custom millwork. In many cases, they are located on the same premises as our distribution facilities. Truss and panel manufacturing facilities vary in size from 30,000 square feet to 60,000 square feet with 8 to 10 acres of outside storage for lumber and for finished goods. Our window manufacturing facility in Houston, Texas has approximately 200,000 square feet.
     We lease 51 facilities and own 20 facilities. These leases typically have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.
     We operate a fleet of approximately 950 trucks to deliver products from our distribution and manufacturing centers to job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.
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
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. On February 28, 2011, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $2.39. The approximate number of stockholders of record of our common stock on that date was 112, although we believe that the number of beneficial owners of our common stock is substantially greater.
     The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2010
First quarter	$4.07	$2.81
Second quarter	$4.30	$2.39
Third quarter	$2.73	$1.90
Fourth quarter	$2.38	$1.43
2009
First quarter	$2.72	$0.88
Second quarter	$5.16	$1.89
Third quarter	$8.60	$3.78
Fourth quarter	$5.30	$3.50
     We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The terms of our $150 million senior secured revolving credit facility and the indenture governing our 2016 notes currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

     The following graph and table demonstrate the performance of the cumulative total return to the stockholders of our common stock during the 5 year- period in comparison to the cumulative total returns of the Russell 2000 index and the S&P Building Products index. The graph and table track the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2005 to December 31, 2010.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Builders FirstSource, Inc., the Russell 2000 Index
and the S&P Building Products Index

	Year Ended December 31,
	2005	2006	2007	2008	2009	2010
Builders FirstSource, Inc.	$100.00	$83.43	$33.79	$7.16	$17.97	$9.22
Russell 2000	$100.00	$118.37	$116.51	$77.15	$98.11	$124.46
S&P Building Products	$100.00	$107.30	$108.32	$64.14	$83.34	$78.17

Item 6. Selected Financial Data
     The following selected consolidated financial data for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2008 and as of and for the years ended December 31, 2007 and 2006 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.
     The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands, except per share amounts)
Statement of operations data:
Sales	$700,343	$677,886	$992,014	$1,468,428	$2,063,466
Gross margin	131,756	142,406	215,541	363,161	544,814
Selling, general and administrative expenses	194,092	201,403	280,010	341,941	401,536
Asset impairments	839	470	46,948	350	—
Facility closure costs	558	1,200	1,192	101	—
(Loss) income from continuing operations(1)	(94,293)	(56,889)	(120,583)	(2,607)	71,233
(Loss) income from continuing operations per share — basic (2)	$(1.03)	$(1.45)	$(3.10)	$(0.07)	$1.92
(Loss) income from continuing operations per share — diluted (2)	$(1.03)	$(1.45)	$(3.10)	$(0.07)	$1.81
Balance sheet data (end of period):
Cash and cash equivalents	$103,234	$84,098	$106,891	$97,574	$93,258
Total assets	412,804	434,951	521,140	647,423	748,515
Total debt (including current portion)	169,102	299,183	319,226	279,266	319,200
Stockholders’ equity	159,505	46,947	102,474	241,547	256,864
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$15,433	$17,915	$20,833	$22,447	$20,410

(1)	(Loss) income from continuing operations included a valuation allowance of $35.4 million, $3.9 million and $31.6 million against primarily all of our deferred tax assets for the years ended December 31, 2010, 2009 and 2008, as discussed in Note 11 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

(2)	For the years ended December 31, 2009, 2008, 2007 and 2006, (loss) income from continuing operations per share — basic and diluted — reflects an increase to the number of weighted average common shares by an adjustment factor of 1.09 related to the bonus element created in connection with our common stock rights offering in January 2010. Also, the year ended December 31, 2006 reflects the impact of the adoption of the FASB guidance requiring that unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and be included in the computation of basic earnings per share using the two-class method. See Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

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
     We group our building products into five product categories:
•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard brand name.

•	Other building products & services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.
     Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:
•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience increased pressure on our margins. Housing starts remain at historically low levels but industry forecasters expect to see some improvement in 2011. We also still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.

•	Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to accelerate during this housing correction due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 13.4% during 2010, which is more than the overall increase in housing starts in the United States for the year. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during the downturn, we plan to prudently expand our custom homebuilder base while maintaining our tight credit standards.

•	Expand into Multi-Family and Light Commercial Business. We continue to look for ways to expand our multi-family and light commercial business to further diversify our customer base and lessen our dependence on single-family new home construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend has decelerated as cycle time has less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be severely constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not recover until conditions in the economy and the credit markets substantially improve and unemployment rates decline.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating results.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK
     Challenging conditions in the homebuilding industry persisted throughout 2010, but it was the first time in the past five years that the housing industry experienced an increase in starts, as actual single-family housing starts in the U.S. increased 5.9%, from 445,000 in 2009 to 471,100 in 2010. Despite this increase, the housing industry continued to struggle due to the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, and high unemployment rates, among other factors. These difficult conditions and the extreme volatility in the commodity markets negatively impacted our 2010 results. Our strategy to mitigate these difficult conditions principally consisted of generating new business, implementing cost containment programs which included reducing physical capacity and adjusting staffing levels, managing credit tightly and, most importantly, conserving cash. During 2010, we closed or idled eight locations and lowered our average full time equivalent headcount, excluding discontinued operations, by an additional 2.4%, after decreasing it by approximately 33.0% from 2008 to 2009. The reductions in payroll costs coupled with other cost reductions allowed us to reduce our selling, general and administrative expenses by 3.6% from 2009. Our bad debt expense in 2010 decreased $1.9 million from 2009 despite the difficult economic conditions our customers faced. Because of these measures and others, we ended the year with $103.2 million in cash. We believe these efforts will not only benefit us in the short-term but will allow us to be a more efficient organization in the long-term.
     Housing conditions are expected to stabilize somewhat and potentially show a slight improvement in 2011. In fact, the NAHB is forecasting 555,000 single-family housing starts for 2011, a 17.8% increase from 2010 actual starts. We believe our strategy remains relevant in these conditions and allows us to focus on conserving liquidity while maintaining a viable operating platform. We have aggressively but prudently cut costs during this downturn. In addition, we believe we can continue to partially offset the low level of housing starts by expanding our presence in the light commercial and multi-family segments, as well as increasing penetration with our top customers. Finally, we will continue to focus on working capital, diligently control credit to our customers and also work with our vendors to improve our payment terms and pricing on our products.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past helped to partially offset this negative cash flow. We have also from time to time utilized our credit facility to cover working capital needs.

RECENT DEVELOPMENTS
Valuation Allowance
     We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also usually preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling $41.2 million against primarily all of our net deferred tax assets, of which $31.6 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income and $6.6 million related to our discontinued operations. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to our 2008 income tax benefit. We recorded an additional valuation allowance of approximately $35.4 million and $3.9 million related to our continuing operations in 2010 and 2009, respectively.
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
RESULTS OF OPERATIONS
     The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2010	2009	2008
Sales	100.0%	100.0%	100.0%
Cost of sales	81.2%	79.0%	78.3%

Gross margin	18.8%	21.0%	21.7%
Selling, general and administrative expenses	27.7%	29.7%	28.2%
Asset impairments	0.1%	0.1%	4.8%
Facility closure costs	0.1%	0.1%	0.1%

Loss from operations	(9.1)%	(8.9)%	(11.4)%
Interest expense, net	4.5%	4.0%	2.6%
Income tax benefit	(0.2)%	(4.5)%	(1.8)%

Loss from continuing operations	(13.4)%	(8.4)%	(12.2)%
Loss from discontinued operations, net of tax	(0.2)%	(0.7)%	(1.9)%

Net loss	(13.6)%	(9.1)%	(14.1)%

   2010 Compared with 2009
     In 2010 we experienced extreme volatility in the commodity markets, especially during the first half of 2010, resulting in a 28.1% increase in average market prices on our lumber and lumber sheet goods when compared to 2009. Single-family housing starts in our markets increased approximately 6.5%, while single-family units under construction in our markets decreased approximately 6.2% from 2009.
     Sales. Sales for the year ended December 31, 2010 were $700.3 million, a 3.3% increase from sales of $677.9 million for 2009. The increase in our sales was primarily due to the effects of commodity inflation partially resulting from demand created by the federal tax credit for first-time homebuyers, which expired in the first half of 2010. As the housing industry continued to struggle during 2010, we maintained our tightened credit policies in order to avoid taking any unnecessary credit risks. While these tighter credit standards may reduce our growth potential, they are designed to limit our exposure to large write-offs of uncollectible receivable balances in the future. We do, however, believe that we were able to slightly increase share with our Builder 100 customers.

     The following table shows sales classified by major product category (dollars in millions):

	2010		2009
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$135.5	19.3%	$129.8	19.1%	4.4%
Windows & doors	161.1	23.0%	164.0	24.2%	(1.8)%
Lumber & lumber sheet goods	201.4	28.8%	164.6	24.3%	22.4%
Millwork	75.8	10.8%	72.8	10.7%	4.2%
Other building products & services	126.5	18.1%	146.7	21.7%	(13.8)%

Total sales	$700.3	100.0%	$677.9	100.0%	3.3%

     Our sales increase was due primarily to an increase in price, partially offset by a slight decrease in volume. For the lumber and lumber sheet goods category, price accounted for approximately 95% of our sales increase in this product category while unit volume accounted for 5% of the increase. This equates to $35.1 million and $1.7 million in sales increases due to price and volume, respectively, within this product category.
     Our sales mix shifted away from other building products and services during the year. This category, which includes labor revenue on installed services, declined as a percentage of sales largely due to 28% commodity inflation during the year and a decrease in multi-family construction, which was down approximately 53%.
     Gross Margin. Gross margin decreased $10.7 million to $131.8 million. Our gross margin percentage decreased from 21.0% in 2009 to 18.8% in 2010, a 2.2 percentage point decline. Our gross margin percentage decreased by 2.6 percentage points due to price, due to the negative impact of the commodity price volatility seen during the first half of 2010, along with very competitive pricing conditions. Our gross margin percentage increased 0.3 percentage points due to volume (as a result of fixed costs within cost of goods sold) and 0.1 percentage points due to a shift in sales mix. If difficult economic conditions persist, we could continue to see additional pressure on our gross margin.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.3 million, or 3.6%. Our office general and administrative expense decreased $5.3 million, primarily due to a $1.0 million decrease in depreciation expense, a $1.2 million litigation settlement we received in 2010, as well as $3.2 million of recapitalization costs we incurred in 2009. Additionally, bad debt expense decreased $1.9 million due to tightened credit standards,
     As a percent of sales, selling, general and administrative expenses decreased from 29.7% in 2009 to 27.7% in 2010. Our office general and administrative expense as a percentage of sales decreased 0.9%, delivery costs decreased by 0.3%, occupancy decreased by 0.3% due to the fixed nature of the category and bad debt expense decreased by 0.3%. We will continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, net. Interest expense was $31.7 million in 2010, an increase of $4.6 million. The increase was primarily due to higher interest rates on our 2016 notes issued in January 2010, combined with the write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid, $2.5 million of costs incurred related to our recapitalization transaction, and the write-off of $0.6 million in debt issuance costs related to the reduction of our revolving credit facility from $250 million to $150 million in 2010. These increases were partially offset by lower average debt balances and a write-off of $1.2 million in debt issue costs and $1.6 million of expense related to the settlement of one of our swaps in 2009.
     Income Tax (Benefit) Expense. We recorded an income tax benefit of $1.1 million during 2010 compared to a benefit of $30.8 million during 2009. Our benefit was reduced by an after tax, non-cash valuation allowance of $35.4 million and $3.9 million related to our net deferred tax assets for 2010 and 2009, respectively. In 2009, we recognized a $2.1 million income tax benefit in continuing operations related to losses generated by our discontinued operations due to recently enacted tax legislation that allowed for an extended carry-back of net operating losses generated in 2009. Excluding the valuation allowance, our effective tax rate would have been 38.3 percent for 2010. Excluding the valuation allowance and the impact of the change in tax law for 2009, our effective tax rate would have been 37.2 percent for 2009.
     Discontinued Operations, net. Loss from discontinued operations was $1.2 million in 2010 compared to $5.0 million in 2009. In 2010, we recognized $1.1 million in expense related to future minimum lease obligations on closed facilities and revisions to sub-rental income estimates. In 2009, we recognized $2.4 million in expense related to future minimum lease obligations on closed facilities and employee severance. We also reduced our expense in 2009 by $1.8 million due to a negotiated lease termination. The remaining loss from discontinued operations was primarily related to operating losses incurred in our Ohio market which we exited in 2009.
   2009 Compared with 2008
     Macroeconomic factors continued to decline sharply in 2009 as both housing starts and commodity lumber and lumber sheet goods prices were down year-over-year. Single-family housing starts in our markets decreased approximately 28.3% while market prices for lumber and lumber sheet goods were on average approximately 10.9% lower than 2008. Single-family units under construction in our markets decreased approximately 37.7% from 2008.
     Sales. Sales for the year ended December 31, 2009 were $677.9 million, a 31.7% decrease from sales of $992.0 million for 2008. The decline in our sales was primarily due to the decline in single family housing starts in our markets. During 2009, we further tightened our credit policies. As the housing industry continued to decline, it became even more important for us to extend credit prudently in order to avoid taking any unnecessary credit risks. This also contributed to our sales decline. Although these tighter credit standards reduce our growth potential, they also limit our exposure to large write-offs of uncollectible receivable balances in the future. Our installed product sales were down less than the overall decline in single-family units under construction in our markets as we continued to expand into the multi-family and light commercial market. Additionally, we believe that we were able to slightly increase share with our Builder 100 customers.
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
     Interest Expense, net. Interest expense was $27.0 million in 2009, an increase of $1.4 million. The increase was primarily due to the write-off in 2009 of $1.2 million in debt issue costs related to the reduction of our revolving credit facility from $350 million to $250 million in 2009 and $1.6 million in expense recorded related to the settlement of one of our swaps. These increases were partially offset by lower average interest rates in 2009.
     Income Tax (Benefit) Expense. We recorded an income tax benefit of $30.8 million during 2009 compared to a tax benefit of $17.7 million during 2008. Our benefit was reduced by an after tax, non-cash valuation allowance of $3.9 million and $31.6 million related to our net deferred tax assets for 2009 and 2008, respectively. In 2009, we recognized a $2.1 million income tax benefit in continuing operations related to losses generated by our discontinued operations due to recently enacted tax legislation that allowed for an extended carry-back of net operating losses generated in 2009. Excluding the valuation allowance and the impact of this change in tax law for 2009, as well as the non-deductible portion of the goodwill impairment for 2008, our effective tax rate would have been 37.2 percent and 38.0 percent for 2009 and 2008, respectively.
     Discontinued Operations, net. Loss from discontinued operations was $5.0 million in 2009 compared to $18.9 million in 2008. In 2008, we exited the New Jersey market and closed two facilities in Ohio. We recognized $2.4 million and $7.4 million in expense related to future minimum lease obligations on closed facilities and employee severance in 2009 and 2008, respectively. We also reduced our expense in 2009 by $1.8 million due to a negotiated lease termination. In 2008, we also recorded a $4.0 million goodwill impairment charge related to our Ohio operations. The remaining loss from discontinued operations in 2009 and 2008 was primarily related to operating losses.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and fund capital expenditures. In the past, our capital resources have primarily consisted of cash flows from operations and borrowings under our credit facility. Additionally in January 2010, we completed a rights offering and debt exchange which reduced our indebtedness by $130.0 million, extended the maturity of $139.7 million of indebtedness until 2016, and provided us with net proceeds of approximately $65 million, after paying for expenses related to the transaction (See Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K). The homebuilding industry, and therefore our industry, has been in a severe and significant downturn which began almost five years ago. We expect the housing industry to stabilize and potentially show a slight improvement in 2011. Beyond 2011, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates. With the sustained downturn in the housing industry, our operations are no longer providing positive cash flows, and we are not expecting our cash flows from operations to be positive in the near term.

     Availability under our $150 million senior secured revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge ratio as of December 31, (in millions):

	2010	2009
Accounts Receivable Availability	$42.8	$42.3
Inventory Availability	26.4	18.7
Equipment Availability	2.9	4.1

Gross Availability	72.1	65.1
Less:
Agent Reserves	(3.6)	(8.5)

Borrowing Base	68.5	56.6
Plus:
Qualified Cash	—	15.7
Less:
Outstanding Borrowings	(20.0)	(20.0)
Letters of Credit	(15.9)	(17.3)

Excess Availability	$32.6	$35.0
Less:
Minimum Liquidity Requirement	(10.0)	(35.0)

Borrowing Availability	$22.6	$—

Actual Fixed Charge Coverage Ratio	-2.06 x	-1.68 x

Required Fixed Charge Coverage Ratio*	1.00 x	1.00 x

*	Required to be met only if excess availability falls below our minimum liquidity requirement.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement, minus agent specified reserves. Our borrowing base availability, net of the minimum liquidity requirement, at December 31, 2010 was $22.6 million. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus outstanding borrowings and letters of credit. This amount must equal or exceed a specified minimum liquidity requirement (See Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K), at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the excess availability requirement. At December 31, 2010, we had $103.2 million of unencumbered cash that can be used to either repay the $35.9 million currently funded under the facility, which consists of $20.0 million of outstanding borrowings and $15.9 million of letters of credit, or support any shortfall in the net borrowing base availability. At December 31, 2010, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     At December 31, 2010, we had total liquidity of $125.8 million which consisted of $103.2 million of cash on hand and $22.6 million of net borrowing base availability. We believe our liquidity is sufficient to meet our needs in 2011. We expect our cash usage for 2011 will be in the range of $55-$65 million and to end the year with total liquidity of approximately $65-$70 million. This forecast is based on 520,000 single-family housing starts for 2011, market prices for commodity products remaining relatively stable for the year, anticipated gross margin improvement in the range of 150 basis points over 2010, an operating expense structure that is consistent with current levels, consistent advance rates under our credit facility year-over-year, and capital expenditures of $3-$5 million. We considered various scenarios when evaluating our liquidity needs for 2011, including housing starts consistent with 2010. Even at these depressed levels, we believe our liquidity is sufficient to meet our 2011 needs. We do not expect working capital or our credit facility to be a significant source of funds for the next twelve months.
     We have set an action plan designed to provide us with sufficient liquidity for 2011. In the event that housing starts for 2011 are higher or lower than expected, or other assumptions prove to be inaccurate, our forecasted cash usage and liquidity levels may change.

Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps will prove successful if housing activity does not improve. Should the current industry conditions continue or further deteriorate beyond 2011, we may be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Should the credit markets improve and favorable financing options become available to us prior to that time, we may take advantage of such options in order to enhance our liquidity.
     Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. Our action plan, which consists of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, and most importantly, conserving cash has allowed us to mitigate the effects of the difficult industry conditions. We will continue to execute this strategy as long as these conditions persist.
   Consolidated Cash Flows
     Cash used in operating activities increased $39.0 million in 2010 compared to 2009. We received federal income tax refunds related to the carry-back of losses of approximately $33.8 million and $31.8 million in 2010 and 2009, respectively. Excluding the federal income tax refund received in 2010, our cash used in operations for 2010 was approximately $75.5 million. Of this cash used in 2010, approximately $5.5 million related to an increase in working capital, primarily related to increased inventory purchases towards the end of the year in an attempt to protect our first quarter 2011 pricing commitments. The remaining cash used was to fund our operating losses and cash interest payments. Our asset utilization improved as our accounts receivable days decreased in 2010 compared to 2009 as we continued reducing our overall delinquency rate and increased the rate of our overall receivable collections. Our inventory turns remained flat year-over-year and our accounts payable days increased slightly from 2009. We continue our focus on diligently managing working capital.
     Cash used in operating activities decreased $26.1 million in 2009 compared to 2008. In 2009, we received a federal income tax refund of approximately $31.8 million related to the carry-back of losses generated in 2008. In 2008, we received federal income tax refunds of $14.0 million. Excluding these federal income tax refunds, our cash used in operations for 2009 actually decreased $8.2 million. This decrease in cash used for operations was primarily due to changes in working capital. We continued to aggressively manage working capital. We saw a decrease in the number of days outstanding for our accounts receivable as we were successful in collecting older accounts and reducing our overall delinquency rate. We also experienced an increase in our inventory turns. Our average accounts payable days decreased slightly, as we continued to work with our vendors on extending our payment terms.
     Cash used for investing activities increased by $8.2 million in 2010 compared to 2009. The increase was primarily due to a $6.9 million increase in capital expenditures related to buyouts of expiring vehicle and equipment leases. In addition, proceeds from the sale of assets decreased $1.4 million as we actively sold off excess equipment in the prior year.
     Cash used for investing activities decreased $2.2 million in 2009 compared to 2008. The decrease was primarily due to a $6.1 million decrease in capital expenditures, as we attempted to conserve capital in the current operating environment. Partially offsetting our decreased capital expenditures was a decrease of $3.2 million of proceeds from sale of property, plant and equipment primarily due to the sale of real estate from closed facilities in 2008.
     Net cash provided by financing activities was $69.2 million in 2010 compared to net cash used in financing activities of $19.9 million in 2009. The net proceeds received upon completion of our rights offering and debt exchange in the first quarter of 2010 was the primary source of the cash provided in 2010. The primary use of cash in 2009 was $20.0 million of payments under our revolving credit facility.
     Net cash used in financing activities was $19.9 million in 2009 compared to net cash provided by financing activities of $40.5 million in 2008. The primary use of cash in 2009 was $20.0 million of payments under our revolving credit facility. The primary source of funds in 2008 was $40.0 million in net borrowings under our revolving credit facility.
   Capital Resources
     In December 2007, we entered into a $350 million revolving credit facility (the “Facility”) with a consortium of banks. The Facility is scheduled to mature in December 2012, but will mature in November 2011 if we have not repaid or extended the maturity of all the outstanding 2012 notes by that time. The Facility provided for a $350 million revolving credit line which is available for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of our eligible accounts receivable and inventory, as defined by the agreement. During the first quarter of 2009, we reduced our borrowing capacity under the Facility from $350 million to $250 million as allowed by the revolving credit facility agreement. During the fourth quarter of 2010, we amended the Facility to further reduce our borrowing capacity from $250 million to $150 million. Our available borrowing capacity at December 31, 2010 was not affected by these reductions as eligible accounts receivable and inventory balances, which are used to calculate the available borrowing capacity, do not support borrowings in excess of $150 million. We do not anticipate that our borrowing base will support borrowings in excess of $150 million at any point during the remaining life of the credit facility. These reductions allowed us to reduce our interest expense related to commitment fees. We expensed $0.6 million and $1.2 million related to unamortized debt issuance costs as part of these reductions in the Facility in 2010 and 2009, respectively. The amendment also reduced our minimum liquidity requirement, which was previously $35.0 million and which is now determined on a sliding scale based on our ninety-day average gross availability, as follows:

Ninety Day Average	Minimum Liquidity
Gross Availability	Requirement
Greater than $130.0 million	$18.75 million

Less than or equal to $130.0 million and greater than $80.0 million	$16.25 million

Less than or equal to $80.0 million	$10.00 million
     Interest rates under the Facility are based on a base rate plus an applicable margin. The base rate is the larger of the rate determined by the administrative agent (typically their prime rate) or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.425%, is charged on the unused amount of the revolver and is based on our most recent previous quarterly average excess availability. We had $20.0 million in outstanding borrowings under the Facility at December 31, 2010. The weighted average interest rate on the borrowings outstanding under the Facility was 3.75% at December 31, 2010.
     Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the required minimum liquidity covenant at December 31, 2010 was $22.6 million. The Facility has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. The Facility also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than a minimum liquidity requirement. At December 31, 2010, the minimum liquidity requirement was $10.0 million. The calculation also allows cash on deposit with the agent to be included as eligible borrowing base. Based on our 2011 forecast, while we will not meet the fixed charge coverage ratio, we anticipate that we will not fall below the minimum liquidity covenant in 2011 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
     As of December 31, 2009, we had $275.0 million outstanding in aggregate principal amount of 2012 notes. Interest accrues on the 2012 notes at a rate of LIBOR plus 4.25% and is payable quarterly in arrears. The weighted-average interest rate at December 31, 2010 for the 2012 notes was 4.5%. The LIBOR rate is reset at the beginning of each quarterly period. At any time, we can redeem some or all of the notes at par. In the event of a change in control (as defined in the indenture), we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.
     On January 21, 2010, we completed a common stock rights offering and debt exchange for our 2012 notes. As part of these transactions, we raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We used $105.1 million of the proceeds from the rights offering to repurchase a portion of the 2012 notes in the debt exchange. We used a portion of the remaining $75.0 million of proceeds to pay expenses of the rights offering and the debt exchange and the remainder is being used for general corporate purposes.

     In the debt exchange, holders of the 2012 notes exchanged $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of new 2016 notes, (ii) $105.1 million in cash, and (iii) 7,112,244 shares of our common stock. We also amended the indenture under which the 2012 notes were issued to eliminate substantially all of the restrictive covenants, certain conditions to defeasance, and certain events of default and to release the liens on the collateral securing the 2012 notes. At December 31, 2010, our funded debt was $165.0 million, which consisted of $20.0 million of outstanding borrowings under our senior secured revolving credit facility, $139.7 million of 2016 notes, and $5.3 million of our remaining 2012 notes. We intend to repay the $5.3 million of outstanding 2012 notes during 2011, and therefore have classified this amount as a current liability as of December 31, 2010 in the accompanying consolidated balance sheet.
     The $139.7 million in aggregate principal amount of new 2016 notes mature on February 15, 2016. Interest accrues on the 2016 notes at a rate of 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR is reset at the beginning of each quarterly period. The weighted-average interest rate at December 31, 2010 for the 2016 notes was 13.0%. Interest on the floating rate notes is payable quarterly in arrears. At any time we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the 2016 notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.
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
     In the first quarter of 2008, we entered into three interest rate swap agreements with notional amounts of $100.0 million, $50.0 million and $50.0 million. We entered into these interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes. The swap agreements, effective May 15, 2008, were for a term of three years. The interest rate swaps qualified as fully effective, cash-flow hedging instruments. Therefore, all changes in fair value of the qualifying cash flow hedges were reported in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedge transactions affected earnings.
     In December 2009, certain conditions of the proposed recapitalization plan were met which indicated that the transaction was considered probable of occurring. The recapitalization plan reduced our outstanding floating rate notes to $145.0 million causing a portion of the future cash flows being hedged by our $200 million swaps to be deemed probable of not occurring. As a result, in December 2009 we cancelled and settled our $50 million swap with a fixed rate of 2.99% for $1.7 million. Primarily all of this payment was expensed and was included as a component of interest expense, net in the consolidated statement of operations for the year ended December 31, 2009. Under the remaining $100 million and $50 million swap agreements, we are paying fixed rates of 3.25% and 3.17%, respectively, and receiving a variable rate at 90 day LIBOR. In December 2009, we also de-designated the remaining $150 million of our swaps. Amounts included in accumulated other comprehensive loss for $5.0 million of the remaining swaps were reclassed to expense in 2009 as the cash flows being hedged were considered probable of not occurring. Amounts included in accumulated other comprehensive loss at December 31, 2009 related to the remaining $145.0 million of swaps were frozen and are being amortized over the remaining terms of the swaps. Any subsequent changes in the fair value of these swaps are recognized in interest expense, net, in the consolidated statement of operations. At December 31, 2010, the fair value of the interest rate swaps was a liability of $2.2 million.

     Long-term debt consisted of the following as of December 31:

	2010	2009
	(In thousands)
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	275,000
2016 notes	139,718	—
Other long-term debt*	4,135	4,183

	169,102	299,183
Less: current portion of long-term debt	5,301	48

Total long-term debt, net of current maturities*	$163,801	$299,135

*	We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.
   Capital Expenditures
     Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. In order to buyout expiring equipment and vehicle leases, we increased our capital expenditures to $9.0 million in 2010. We expect our 2011 capital expenditures to be approximately $3 to $5 million primarily related to buyouts of additional expiring equipment and vehicle leases and facility improvements that will be needed to support our operations.
DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following summarizes our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	4 years	5 years	After 5 years
Long-term debt	$169,102	$5,301	$20,189	$76	$76	$143,460
Interest on long-term debt(1)	101,980	21,963	57,246	18,572	2,671	1,528
Operating leases	91,108	22,091	41,962	9,265	6,480	11,310
Uncertain tax positions(2)	—	—	—	—	—	—

Total contractual cash obligations	$362,190	$49,355	$119,397	$27,913	$9,227	$156,298

(1)	Interest based on LIBOR rate of 0.31% and Prime rate of 3.25% at February 11, 2011. Interest on long-term debt reflects interest rate swap agreements effective through May 2011. Actual interest may differ from the amounts presented above based on LIBOR fluctuations.

(2)	We have $2.1 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.4 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.
     The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2010. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET
     In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $1.9 million as of December 31, 2010.
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
     Allowance for Doubtful Accounts and Related Reserves. We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. However, as industry conditions have continued to decline, we have, in some cases, required customers to collateralize their debt to us. Consistent with industry practices, we typically require payment from most customers within 30 days. As our business is seasonal in certain regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we record estimated reserves based upon our historical write-offs of uncollectible accounts, taking into consideration certain factors, such as aging statistics and trends, customer payment history, independent credit reports, and discussions with customers.
     Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. We charge these write-offs against our allowance for doubtful accounts. In previous years, we experienced higher than normal past due account balances and as a result, our allowance for doubtful accounts increased as a percentage of trade accounts receivable. In response to these conditions, we tightened our credit standards, lowered credit limits to some of our customers, and in some cases discontinued allowing credit or required collateral to support outstanding receivable balances. As a result, our bad debt expense decreased approximately $1.9 million from 2009, which also resulted in a decrease in allowance for doubtful accounts. Any future decline in the macroeconomic factors that affect the overall housing industry or our specific customers’ business could cause us to revise our estimate of expected losses and increase our allowance for doubtful accounts.

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
     We use internal cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. These cash flow estimates are over the remaining useful lives of the assets within each market. Forecasted housing starts for each market are used to help estimate future revenue. Historical trends are then used to project gross margins and operating expenses based upon various revenue levels. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset group. Due to the uncertainties associated with these projections, actual results could differ from projected results, and further impairment of long-lived assets could be recorded. Future non-cash impairment of long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.
     We recorded asset impairment charges of $0.8 million, $0.5 million, and $7.0 million in 2010, 2009 and 2008, respectively.
     Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2010, our goodwill balance was $111.2 million, representing 26.9% of our total assets.
     We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, significant deterioration in market share or a loss of key personnel. Our industry has been in a significant and severe downturn that began in mid-2006. In this environment, we have closely monitored the trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test and performed interim impairment tests when warranted. The macroeconomic factors that affect our industry, primarily the continued decline in housing starts, have caused us to re-evaluate our expectations for a number of our reporting units. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. In 2008, the overriding factor was the continued decline in the macroeconomic conditions that affect our industry, specifically housing starts in our markets were down 42.7% from 2007 and down 45.7% in the fourth quarter of 2008 compared to the fourth quarter of 2007. We recognized goodwill impairments of $39.9 million which were included in asset impairments in our consolidated statements of operations. We did not have any goodwill impairments in continuing operations in 2010 or 2009.
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
     Significant information and assumptions utilized in estimating future cash flows for our reporting units includes publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect the impact of recent headcount reductions and other cost reduction initiatives and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 5.5x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 15.1% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 4.5x, or increasing the discount rate by 1.0% to 16.1%, would not have changed the results of our impairment testing.
     At December 31, 2010, the excess (or “cushion”) of the implied fair value of goodwill over the carrying value of goodwill for each of our five reporting units which have remaining goodwill balances ranged from $8.5 million to $91.5 million. The cushion for two of our reporting units at December 31, 2010, was $8.5 million and $20.6 million. Moderate deviations from projected cash flows for these reporting units could result in future goodwill impairment. These reporting units had goodwill balances of $11.0 million and $5.1 million at December 31, 2010. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in our weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future non-cash impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. At December 31, 2010, we reconciled to within a reasonable range our estimated fair value as determined by the sum of the discounted cash flows of our reporting units to our market capitalization, using an estimated control premium of 29.3%.
     Deferred Income Taxes. We assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. We consider the reversal of existing deferred tax liabilities, future taxable income, and tax planning strategies in our assessment. We have certain state income tax carryforwards where we believe it is unlikely that we will realize the benefits associated with these tax carryforwards and have established a valuation allowance against our deferred tax assets. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. Additionally, in light of the continued downturn in the housing market and the uncertainty as to its length and magnitude, and due to the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also usually preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling $41.2 million against primarily all of our net deferred tax assets, of which $31.6 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income and $6.6 million related to our discontinued operations. We recorded an additional valuation allowance of approximately $35.4 million and $3.9 million related to our continuing operations in 2010 and 2009, respectively. Further declines in housing activity could cause us to establish additional valuation allowances. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowances.
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

     The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We record expense for the unvested portion of grants over the requisite service (i.e., vesting) periods.
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
     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011. We are currently reviewing the impact of these changes on our financial statements, but we do not expect these changes to have a material impact on our financial position or results of operations.
     In December 2010, the FASB issued guidance under the Business Combinations topic of the Codification which addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance states if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance became effective on January 1, 2011. It had no impact on our financial position or results of operations.
     In December 2010, the FASB issued guidance under the Intangibles-Goodwill and Other topic of the Codification which modifies Step1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance became effective on January 1, 2011. It had no impact on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We experience changes in interest expense when market interest rates change. However, interest expense on our 2016 notes, which are subject to a 3% floor, would not change unless LIBOR increased to greater than 3%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at December 31, 2010, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.
     We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials and the related in-bound freight costs, some of which are subject to significant fluctuations, are sometimes, but not always, passed on to our customers. Our delayed ability to pass on material price increases to our customers can adversely affect our operating income.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Builders FirstSource, Inc.
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 2, 2011

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Sales	$700,343	$677,886	$992,014
Cost of sales	568,587	535,480	776,473

Gross margin	131,756	142,406	215,541
Selling, general and administrative expenses	194,092	201,403	280,010
Asset impairments	839	470	46,948
Facility closure costs	558	1,200	1,192

Loss from operations	(63,733)	(60,667)	(112,609)
Interest expense, net	31,672	27,045	25,644

Loss from continuing operations before income taxes	(95,405)	(87,712)	(138,253)
Income tax benefit	(1,112)	(30,823)	(17,670)

Loss from continuing operations	(94,293)	(56,889)	(120,583)
Loss from discontinued operations (net of income tax benefit of $0, $0, and $1,200 in 2010, 2009 and 2008, respectively)	(1,215)	(4,965)	(18,911)

Net loss	$(95,508)	$(61,854)	$(139,494)

Basic and diluted net loss per share:
Loss from continuing operations	$(1.03)	$(1.45)	$(3.10)
Loss from discontinued operations	(0.01)	(0.13)	(0.49)

Net loss	$(1.04)	$(1.58)	$(3.59)

Weighted average common shares outstanding:
Basic and diluted	91,676	39,164	38,842

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$103,234	$84,098
Trade accounts receivable, less allowances of $2,444 and $4,883 for 2010 and 2009, respectively	55,631	60,723
Other receivables	4,060	39,758
Inventories	63,810	48,022
Other current assets	8,614	7,741

Total current assets	235,349	240,342
Property, plant and equipment, net	57,068	64,025
Goodwill	111,193	111,193
Intangible assets, net	2,200	2,748
Other assets, net	6,994	16,643

Total assets	$412,804	$434,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,866	$39,570
Accrued liabilities	26,284	28,923
Current maturities of long-term debt	5,301	48

Total current liabilities	76,451	68,541
Long-term debt, net of current maturities	163,801	299,135
Deferred income taxes	5,052	5,058
Other long-term liabilities	7,995	15,270

Total liabilities	253,299	388,004
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,769 and 36,347 shares issued and outstanding at December 31, 2010 and 2009, respectively	949	363
Additional paid-in capital	355,194	150,240
Accumulated deficit	(194,481)	(98,973)
Accumulated other comprehensive loss	(2,157)	(4,683)

Total stockholders’ equity	159,505	46,947

Total liabilities and stockholders’ equity	$412,804	$434,951

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(95,508)	$(61,854)	$(139,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,433	17,915	20,833
Asset impairments	839	470	46,948
Amortization of deferred loan costs	5,955	3,763	2,835
Deferred income taxes	(1,235)	411	18,996
Bad debt expense	792	2,711	4,435
Net non-cash (income) expense from discontinued operations	(3)	724	4,653
Stock compensation expense	4,308	2,861	8,474
Net gain on sales of assets	(258)	(601)	(1,443)
Changes in assets and liabilities:
Receivables	40,001	23,030	16,830
Inventories	(15,788)	20,846	26,170
Other current assets	(873)	617	915
Other assets and liabilities	(280)	(3,555)	2,619
Accounts payable	5,296	4,156	(30,397)
Accrued liabilities	(399)	(14,240)	(11,251)

Net cash used in operating activities	(41,720)	(2,746)	(28,877)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,953)	(2,103)	(8,193)
Proceeds from sale of property, plant and equipment	602	1,986	5,209
Acquisitions, net of cash acquired	—	—	701

Net cash used in investing activities	(8,351)	(117)	(2,283)

Cash flows from financing activities:
Net (payments) borrowings under revolving credit facility	—	(20,000)	40,000
Payments of long-term debt and other loans	(105,188)	(43)	(40)
Deferred loan costs	(50)	—	(380)
Proceeds from rights offering	180,107	—	—
Payment of recapitalization costs	(5,631)	(620)	—
Exercise of stock options	—	859	1,313
Repurchase of common stock	(31)	(126)	(416)

Net cash provided by (used in) financing activities	69,207	(19,930)	40,477

Net increase(decrease) in cash and cash equivalents	19,136	(22,793)	9,317
Cash and cash equivalents at beginning of period	84,098	106,891	97,574

Cash and cash equivalents at end of period	$103,234	$84,098	$106,891

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated	Accumulated
			Additional Paid	(Deficit)	Other
	Common Stock		in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
	(In thousands)
Balance at December 31, 2007	35,701	$351	$138,476	$102,375	$345	$241,547
Issuance of restricted stock, net of forfeitures	44	—	—	—	—	—
Vesting of restricted stock	—	2	(2)	—	—	—
Stock compensation expense	—	—	8,479	—	—	8,479
Exercise of stock options, including tax benefit associated with the exercise of stock options	447	5	112	—	—	117
Repurchase of common stock	(64)	(1)	(415)	—		(416)
Comprehensive loss:
Net loss	—	—	—	(139,494)	—	(139,494)
Change in fair value of interest rate swaps, net of related tax effect	—	—	—	—	(7,759)	(7,759)
Total comprehensive loss	—	—	—	—	—	(147,253)

Balance at December 31, 2008	36,128	357	146,650	(37,119)	(7,414)	102,474
Issuance of restricted stock, net of forfeitures	9	—	—	—	—	—
Vesting of restricted stock	—	4	(4)	—	—	—
Stock compensation expense	—	—	2,863	—	—	2,863
Exercise of stock options	273	3	856	—	—	859
Repurchase of common stock	(63)	(1)	(125)	—		(126)
Comprehensive loss:
Net loss	—	—	—	(61,854)	—	(61,854)
Change in fair value of interest rate swaps	—	—	—	—	2,731	2,731
Total comprehensive loss	—	—	—	—	—	(59,123)

Balance at December 31, 2009	36,347	363	150,240	(98,973)	(4,683)	46,947
Issuance of restricted stock, net of forfeitures	1,861	—	—	—	—	—
Stock compensation expense	—	—	4,308	—	—	4,308
Repurchase of common stock	(10)	—	(31)	—		(31)
Issuance of common stock from rights offering	51,459	515	175,855	—	—	176,370
Issuance of common stock in debt exchange	7,112	71	24,822	—		24,893
Comprehensive loss:
Net loss	—	—	—	(95,508)	—	(95,508)
Change in fair value of interest rate swaps	—	—	—	—	2,526	2,526
Total comprehensive loss	—	—	—	—	—	(92,982)

Balance at December 31, 2010	96,769	$949	$355,194	$(194,481)	$(2,157)	$159,505

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
     We manage our business as three regional operating groups — Atlantic, Southeast and Central. We serve 32 markets in 9 states, principally in the southern and eastern United States. We have 52 distribution centers and 47 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.
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
     We utilize interest rate swaps in order to mitigate a portion of the interest rate risk that we are exposed to in the normal course of business on our floating rate notes. We measure our interest rate swaps at fair value on a recurring basis as discussed in Note 8.

Accounts Receivable
     We extend credit to qualified professional homebuilders and contractors, in many cases on a non-collateralized basis. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current economic conditions that may affect the borrower’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.
     Accounts receivable consisted of the following at December 31:

	2010	2009
	(In thousands)
Trade receivables	$58,075	$65,606
Less: allowance for returns and doubtful accounts	2,444	4,883

Trade accounts receivable, net	55,631	60,723

Income tax receivables	88	33,819
Other	3,972	5,939

Other receivables	4,060	39,758

Accounts receivable, net	$59,691	$100,481

     The following table shows the changes in our allowance for doubtful accounts:

	2010	2009	2008
	(In thousands)
Balance at January 1,	$4,221	$5,286	$5,806
Additions charged to expense:
Continuing operations	792	2,711	4,435
Discontinued operations	—	278	303
Deductions (write-offs, net of recoveries)	(3,140)	(4,054)	(5,258)

Balance at December 31,	$1,873	$4,221	$5,286

     We also establish reserves for credit memos and customer returns. The reserve balance was $0.6 million, $0.7 million, and $0.9 million at December 31, 2010, 2009, and 2008, respectively. The activity in this reserve was not significant for each year presented.
Inventories
     Inventories consist principally of materials purchased for resale, including lumber, sheet goods, windows, doors and millwork, as well as certain manufactured products and are stated at the lower of cost or market. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. We accrue for shrinkage based on the actual historical shrinkage results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.
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

Shipping and Handling Costs
     Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and aggregated $49.0 million, $47.5 million and $66.6 million in 2010, 2009 and 2008, respectively.
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
     Major additions and improvements are capitalized, while maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains or losses from dispositions of property, plant and equipment are recorded in the period incurred. We also capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met.
     We periodically evaluate the commercial and strategic operation of the land, related buildings and improvements of our facilities. In connection with these evaluations, some facilities may be consolidated, and others may be sold or leased. Net gains or losses related to the sale of real estate and equipment are recorded as selling, general and administrative expenses.
Long-Lived Assets
     We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, usually the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change. For the years ended December 31, 2010, 2009 and 2008, we recorded asset impairment charges of $0.8 million, $0.5 million and $2.6 million, respectively. These charges were included in asset impairments in the consolidated statements of operations in their respective years.
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
     The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2010	2009	2008
	(In thousands)
Weighted average shares for basic EPS	91,676	39,164	38,842
Dilutive effect of options	—	—	—

Weighted average shares for diluted EPS	91,676	39,164	38,842

     In connection with our common stock rights offering that closed in January 2010, as discussed in Note 8, we offered all shareholders the right to purchase additional shares at an offering price of $3.50 per share. At the inception of our rights offering the offering price was lower than the fair value of our common stock, thus creating a bonus element which requires us to retroactively adjust the weighted average shares for basic EPS for all periods presented. Therefore, we increased the number of weighted average common shares used in computing basic and diluted EPS for 2009 and 2008 using an adjustment factor of 1.09.
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings Per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1,865,000, 61,000 and 389,000 restricted stock shares excluded from the computation of basic EPS in 2010, 2009 and 2008, respectively, because we generated a net loss. Options to purchase 5,965,000, 2,284,000, and 2,853,000 shares of common stock were not included in the computations of diluted EPS in 2010, 2009, and 2008, respectively, because their effect was anti-dilutive.
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
Stock-based Compensation
     We have three stock-based employee compensation plans, which are described more fully in Note 9. We issue new common stock shares upon exercises of stock options and grants of restricted stock.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

	2010	2008
Expected life	6.0 years	5.0 years
Expected volatility	99.3%	42.3%
Expected dividend yield	0.00%	0.00%
Risk-free rate	2.97%	2.89%
     The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We did not grant any stock option awards in 2009.
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
     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011. We are currently reviewing the impact of these changes on our financial statements, but we do not expect these changes to have a material impact on our financial position or results of operations.
     In December 2010, the FASB issued guidance under the Business Combinations topic of the Codification which addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The guidance states if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance became effective on January 1, 2011. It had no impact on our financial position or results of operations.
     In December 2010, the FASB issued guidance under the Intangibles-Goodwill and Other topic of the Codification which modifies Step1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires an entity to perform

Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance became effective on January 1, 2011. It had no impact on our financial position or results of operations.
Comprehensive (Loss) Income
     Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. The change in fair value of interest rate swaps is the only item impacting our accumulated other comprehensive loss of $2.2 million and $4.7 million (net of income taxes of zero) as of December 31, 2010 and 2009, respectively.
Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.
3. Property, Plant and Equipment
     Property, plant and equipment consisted of the following at December 31:

	2010	2009
	(In thousands)
Land	$13,993	$14,007
Buildings and improvements	61,882	63,606
Machinery and equipment	90,952	86,687
Furniture and fixtures	17,929	19,608
Construction in progress	285	432

Property, plant and equipment	185,041	184,340
Less: accumulated depreciation	127,973	120,315

Property, plant and equipment, net	$57,068	$64,025

     Depreciation expense was $14.9 million, $16.6 million and $18.8 million, of which $5.5 million, $6.8 million and $7.9 million was included in cost of sales, in 2010, 2009 and 2008, respectively.
4. Discontinued Operations
     In October 2008, we announced our intent to exit the New Jersey market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan prior to December 31, 2008 and have no further significant, continuing involvement in these operations. The cessation of operations in this market was treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the New Jersey market for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.
     In 2008, we recorded a $4.0 million goodwill impairment charge and a $0.1 million long-lived asset impairment charge relating to our Ohio operations. As of December 31, 2008, we had no goodwill remaining in our Ohio reporting unit. In September 2008, we also closed two facilities in Ohio as part of our continued efforts to reduce operating costs and return the market to profitability.
     In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan in the second quarter of 2009 and have no further significant, continuing involvement in these operations. The cessation of operations in this market was treated as a discontinued operation as it had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008.
     We recognized $1.1 million and $2.4 million of expense in 2010 and 2009, respectively, which was primarily related to future minimum lease obligations on closed facilities, and revisions to sub-rental income estimates. These amounts are included in loss from discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 2010 and 2009, respectively.
     In 2009, we sold inventory, machinery and equipment with a net book value of approximately $1.0 million for cash proceeds of $0.6 million, resulting in a loss on the sale of these assets of $0.4 million. We also negotiated lease terminations on certain Ohio and New Jersey locations. We paid approximately $2.1 million under the terms of the agreements to release us from the remaining obligations under these leases. As a result, we recorded adjustments to our facility closure reserve in 2009 of approximately $1.8 million. These amounts are included in loss from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2009.
     An analysis of our facility closure reserves related to our discontinued operations for the periods reflected is as follows:

	2008	Additions	Payments	Adjustments	2009	Additions	Payments	2010
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$6,587	$1,632	$(3,757)	$(1,772)	$2,690	$1,054	$(913)	$2,831
Employee severance and termination benefits	419	799	(1,218)	—	—	—	—	—

Total facility closure reserve	$7,006	$2,431	$(4,975)	$(1,772)	$2,690	$1,054	$(913)	$2,831

     The facility and other exit cost reserves related to our discontinued operations of $2.8 million at December 31, 2010, of which $2.2 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.
     Sales and loss before income taxes attributable to our discontinued operations were as follows for the years ended December 31:

	2010	2009	2008
	(In thousands)
Sales	$—	$6,573	$80,271
Loss before income taxes	$(1,215)	$(4,965)	$(20,111)
5. Goodwill
     The changes in the carrying amount of goodwill were as follows:

	2010	2009
	(In thousands)
Balance as of January 1,
Goodwill	$151,136	$172,084
Accumulated impairment losses	(39,943)	(60,891)

	111,193	111,193

Goodwill related to exited market	—	(20,948)
Accumulated impairment losses related to exited market	—	20,948

Balance as of December 31,
Goodwill	$151,136	$151,136
Accumulated impairment losses	(39,943)	(39,943)

	$111,193	$111,193

     Since the beginning of 2008, we closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with the Intangibles — Goodwill and Other topic of the Codification. During the second quarter of 2008, the macroeconomic factors that drive our business declined further prompting us to revise our expectations and perform an interim impairment test related to our Florida reporting unit which was significantly underperforming original expectations and which also had a smaller valuation surplus compared to our other reporting units. Based on the results of this interim testing, we determined that the carrying value of goodwill for our Florida reporting unit exceeded its estimated fair value and recorded a $3.5 million pre-tax impairment charge. We performed our annual impairment test in the fourth quarter of 2008 and as a result of a further decline in the macroeconomic factors that drive our business and in the valuation surplus for this reporting unit, we recorded an additional $36.4 million pre-tax impairment charge for our Florida reporting unit. These charges were included in asset impairments in the consolidated statement of operations for 2008. As of December 31, 2008, we had no further goodwill value on the balance sheet for our Florida reporting unit. We recorded no goodwill impairment charges in continuing operations in 2010 and 2009.
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
     In performing our impairment analysis, we developed a range of fair values for our reporting units using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues, gross margins and operating expenses, which vary among reporting units. Significant assumptions used in our financial projections include housing starts, lumber commodity prices, and market share gains.
     In 2008, we recorded $4.0 million in goodwill impairment for our Ohio operations which are now included in loss from discontinued operations, net of tax as discussed in Note 4.
6. Intangible Assets
     The following table presents intangible assets as of December 31:

	2010		2009
	Gross	Accumulated	Gross	Accumulated
	Carrying Amount	Amortization	Carrying Amount	Amortization
	(In thousands)
Customer relationships	$3,458	$(1,438)	$3,458	$(1,033)
Non-compete agreements	712	(532)	712	(389)

Total intangible assets	$4,170	$(1,970)	$4,170	$(1,422)

     During 2008, we recorded a $4.4 million charge to fully impair certain customer relationship intangibles as their carrying values were not expected to be recovered from future cash flows. This charge was included in asset impairments in the consolidated statement of operations for 2008. During the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense in relation to the above-listed intangible assets of $0.5 million, $1.3 million, and $2.1 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2011	$542
2012	449
2013	381
2014	373
2015	287

7.	Accrued Liabilities
     Accrued liabilities consisted of the following at December 31:

	2010	2009
	(In thousands)
Accrued payroll and other employee related expenses	$3,496	$2,237
Accrued taxes	4,935	4,798
Insurance self-retention reserves	6,872	7,031
Accrued interest	2,509	1,726
Advances from customers	1,191	1,023
Facility closure reserves	1,206	1,335
Accrued professional fees	701	7,731
Interest rate swaps	2,209	—
Other	3,165	3,042

Total accrued liabilities	$26,284	$28,923

8. Long-Term Debt
     Long-term debt consisted of the following at December 31:

	2010	2009
	(In thousands)
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	275,000
2016 notes	139,718	—
Other long-term debt	4,135	4,183

	169,102	299,183
Less: current portion of long-term debt	5,301	48

Total long-term debt, net of current maturities	$163,801	$299,135

2007 Senior Secured Credit Agreement
     In 2007, we entered into a $350 million revolving credit facility (the “2007 Agreement”) with a consortium of banks. The 2007 Agreement is scheduled to mature in December 2012, but will mature in November 2011 if we have not repaid or extended the maturity of all the outstanding 2012 notes by that time. The available borrowing capacity, or borrowing base, under the $350 million revolving credit line is derived primarily from a percentage of our eligible accounts receivable and inventory, as defined by the agreement. During 2009, we reduced the maximum borrowing capacity under the 2007 Agreement from $350 million to $250 million as allowed by the 2007 Agreement. In November 2010, we amended the 2007 Agreement, further reducing the maximum borrowing capacity from $250 million to $150 million. We do not anticipate that our borrowing base will support borrowings in excess of these amounts at any point during the remaining life of the credit facility. These reductions allowed us to reduce our interest expense related to commitment fees. As part of these reductions, we expensed $0.6 million and $1.2 million related to unamortized debt issuance costs in 2010 and 2009, respectively. The amendment also reduced our minimum liquidity requirement, which was previously $35.0 million and which is now determined on a sliding scale based on our ninety-day average gross availability, as follows:

Ninety Day Average	Minimum Liquidity
Gross Availability	Requirement
Greater than $130.0 million	$18.75 million

Less than or equal to $130.0 million and greater than $80.0 million	$16.25 million

Less than or equal to $80.0 million	$10.00 million

     Interest rates under the 2007 Agreement are based on a base rate plus an applicable margin. The base rate is the larger of the rate determined by the administrative agent (typically their prime rate) or the Federal Funds Rate plus one-half percent, as each term is defined by the agreement. A variable commitment fee, currently 0.425%, is charged on the unused amount of the revolver and is based on our quarterly average excess availability. The weighted-average interest rate at December 31, 2010 for borrowings outstanding under the 2007 Agreement was 3.75%. At December 31, 2010, we had outstanding letters of credit of approximately $15.9 million.
     Loans are collateralized by substantially all of our assets, primarily accounts receivable and inventory, and are guaranteed by us and certain of our subsidiaries. Our net borrowing availability in excess of the required minimum liquidity covenant at December 31, 2010 was $22.6 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. We were not in violation of any of these covenants as of December 31, 2010. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than a minimum liquidity requirement. At December 31, 2010, the minimum liquidity requirement was $10.0 million. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. At December 31, 2010, we were not required to have any cash on deposit with the agent since there was no shortfall in the calculation of the $10.0 million minimum liquidity requirement. If the $10.0 million minimum liquidity requirement was triggered in 2010, we would not have met the fixed charge coverage ratio. Based on our 2011 forecast, while we will not meet the fixed charge coverage ratio, we anticipate that we will not fall below the minimum liquidity covenant in 2011 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date.
Floating Rate Notes due 2012
     As of December 31, 2009, we had $275.0 million in aggregate principal amount of Floating Rate Notes due February 15, 2012 (“2012 notes”). Interest accrues at a rate of LIBOR plus 4.25%. LIBOR is reset at the beginning of each quarterly period. The weighted-average interest rate at December 31, 2010 for the remaining 2012 notes was 4.5%. Interest on the 2012 notes is payable quarterly in arrears. At any time, we can redeem some or all of the 2012 notes at par. In the event of a change in control, we may be required to offer to purchase the 2012 notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest. At December 31, 2010, we had $5.3 million in outstanding 2012 notes, as we repaid or exchanged substantially all of the notes as part of the debt exchange discussed below. We intend to repay the $5.3 million of outstanding 2012 notes during 2011, and therefore have classified this amount as a current liability as of December 31, 2010 in the accompanying consolidated balance sheet.
Rights Offering and Debt Exchange
     On January 21, 2010, we completed a common stock rights offering and debt exchange for our 2012 notes. As part of these transactions, we raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We used $105.1 million of the proceeds from the rights offering to repurchase a portion of the 2012 notes in the debt exchange. We used a portion of the remaining $75.0 million of proceeds to pay expenses of the rights offering and the debt exchange and the remainder is being used for general corporate purposes.
     In the debt exchange, holders of the 2012 notes exchanged, at par, $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2016 (“2016 notes”), (ii) $105.1 million in cash from the proceeds of the rights offering, and (iii) 7,112,244 shares of our common stock. We also amended the indenture under which the 2012 notes were issued to eliminate substantially all of the restrictive covenants, certain conditions to defeasance, and certain events of default and to release the liens on the collateral securing the 2012 notes. As a result of the debt exchange, we reduced our indebtedness by $130.0 million and extended the maturity of $139.7 million of indebtedness until 2016. There was no gain or loss recognized on the extinguishment of the 2012 notes since the notes were exchanged at par value for cash and common stock which had a closing price on the transaction date that was equal to the exchange price of $3.50 per share. At December 31, 2010, our funded debt was $165.0 million, which consisted of $20.0 million of outstanding borrowings under our senior secured revolving credit facility, $139.7 million of 2016 notes, and $5.3 million of our remaining 2012 notes.
     In connection with our rights offering and debt exchange, we incurred approximately $9.4 million of various third-party fees and expenses. Of the total costs incurred, $0.5 million, net of insurance recoveries, related to the settlement of the consolidated class and derivative action lawsuit involving our initial recapitalization plans and $2.6 million primarily related to the special committee formed to review and respond to the recapitalization proposal. Substantially all of these costs were incurred and expensed in 2009 as a component of selling, general and administrative expenses. The remaining $6.3 million of costs incurred were considered to be directly related to the issuance of the common stock and the 2016 notes in the rights offering and debt exchange. These costs were allocated to the debt and equity based on their relative fair value to the total consideration issued in the transaction. Accordingly, $3.7 million was allocated to the rights offering and recorded as a reduction to additional paid-in capital in the first quarter of 2010. The remaining $2.6 million of costs were allocated to the 2016 notes and expensed primarily in the first quarter of 2010 as a component of interest expense, net. The debt exchange was considered to be a modification, and therefore, any third-party costs were expensed as incurred. In addition, $1.6 million of unamortized debt issue costs related to the 2012 notes that were extinguished as part of the transaction were expensed in the first quarter of 2010 and also included in interest expense, net. The remaining $1.9 million of unamortized debt issue costs are being amortized over the term of the outstanding floating rate notes.
Second Priority Senior Secured Floating Rate Notes due 2016
     As of December 31, 2010, we have $139.7 million in aggregate principal amount of new 2016 notes that mature on February 15, 2016. Interest accrues on the 2016 notes at a 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR is reset at the beginning of each quarterly period. The weighted-average interest rate at December 31, 2010 for the 2016 notes was 13.0%. Interest on the 2016 notes is payable quarterly in arrears. At any time we can redeem some or all of the 2016 notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the 2016 notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.
     The 2016 notes are jointly and severally guaranteed by all of our subsidiaries and collateralized by a pledge of common stock of certain of our subsidiaries and by a second priority lien on substantially all tangible and intangible property and interests in property and proceeds thereof now owned or hereafter acquired by us and substantially all of our subsidiaries. All of the subsidiaries are wholly-owned and domiciled in the United States. The parent company has no independent assets or operations, and the guarantees are full and unconditional. The indenture covering the 2016 notes contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments.
Interest Rate Swaps
     In the first quarter of 2008, we entered into three interest rate swap agreements with notional amounts of $100.0 million, $50.0 million and $50.0 million. We entered into these interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes. The swap agreements, effective May 15, 2008, were for a term of three years. The interest rate swaps qualified as fully effective, cash-flow hedging instruments. Therefore, all changes in fair value of the qualifying cash flow hedges were reported in accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedge transactions affected earnings.
     In December 2009, certain conditions of the proposed recapitalization plan were met which indicated that the transaction was considered probable of occurring. The recapitalization plan reduced our outstanding floating rate notes to $145.0 million causing a portion of the future cash flows being hedged by our $200 million swaps to be deemed probable of not occurring. As a result, in December 2009 we cancelled and settled our $50 million swap with a fixed rate of 2.99% for $1.7 million. Primarily all of this payment was expensed and was included as a component of interest expense, net in the consolidated statement of operations for the year ended December 31, 2009. Under the remaining $100 million and $50 million swap agreements, we are paying fixed rates of 3.25% and 3.17%, respectively, and receiving a variable rate at 90 day LIBOR. In December 2009, we also de-designated the remaining $150 million of our swaps. Amounts included in accumulated other comprehensive loss for $5.0 million of the remaining swaps were reclassed to expense in 2009 as the cash flows being hedged were considered probable of not occurring. Amounts included in accumulated other comprehensive loss at December 31, 2009 related to the remaining $145.0 million of swaps were frozen and will be amortized over the remaining terms of the swaps. Any subsequent changes in the fair value of these swaps are recognized in interest expense, net, in the consolidated statement of operations.

     The tables below present the effect of our interest rate swap derivatives on the consolidated statements of operations for the years ended December 31 (in thousands):

	Amount of Loss			Amount of Loss Reclassified
Derivatives Designated	Recognized in OCI*		Location of Loss Reclassified	from OCI Into Income*
as Hedging Instruments	2010	2009	from OCI into Income	2010	2009	2008
Interest rate swaps	$—	$(3,357)	Interest expense, net	$—	$(6,088)	$(838)

		Amount of Loss
Derivatives Not Designated	Location of Loss Recognized	Recognized in Income*
as Hedging Instruments	in Income	2010	2009	2008
Interest rate swaps	Interest expense, net	$(3,804)	$—	$—

*	Net of tax
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
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At December 31, 2010, the reserve for the swaps was $2.4 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
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
     The only financial instruments measured at fair value on a recurring basis are our interest rate swaps. We do not trade in swaps or hold them for speculative purposes, therefore, the retail market that exists for swaps would be the most advantageous market for our interest rate swaps. As such, we use the market approach to value our interest rate swaps by obtaining a quote from the counterparty that is based on a discounted cash flow analysis which incorporates information obtained from third-party market sources and is adjusted for company specific credit risk. We validate the fair value quote obtained from the counterparty by using an independent, third-party discounted cash flow analysis which also utilizes market information. These techniques incorporate Level 1 and Level 2 inputs. In addition to the term and notional amount inputs, the valuation also factors in discount rate, forward yield curves, and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the hierarchy.
     The following fair value hierarchy table presents information about our financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of December 31,	Measurement as of	As of December 31,	Measurement as of
	2010	December 31, 2010	2009	December 31, 2009
Interest rate swaps (included in Total liabilities)	$2,209	$2,209	$5,314	$5,314

     We have elected to continue to report the value of our floating rate notes at amortized cost. The carrying value of the floating rate notes and amounts outstanding under the revolving credit facility at December 31, 2010, approximate fair value.
Other Long-Term Debt
     In 2006, we completed construction on a new multi-purpose facility. Based on the evaluation of the construction project in accordance with the Leases topic of the Codification, we were deemed the owner of the facility during the construction period. Effectively, a sale and leaseback of the facility occurred when construction was completed and the lease term began. This transaction did not qualify for sale-leaseback accounting. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other long-term debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.
     Future maturities of long-term debt as of December 31, 2010 were as follows (in thousands):

Year ending December 31,
2011	$5,301
2012	20,057
2013	63
2014	69
2015	76
Thereafter	143,536

Total long-term debt (including current portion)	$169,102

9. Employee Stock-Based Compensation
2007 Incentive Plan
     Under our 2007 Incentive Plan (“2007 Plan”), we were authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. In January 2010, our shareholders approved an amendment to our 2007 Plan which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 7.0 million, subject to adjustment as provided by the 2007 Plan. No more than 7.0 million shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2007 Plan, and no more than 3.5 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Historically, awards granted under the 2007 Plan generally vest ratably over a three to four-year period. As of December 31, 2010, 1.1 million shares were available for issuance under the 2007 Plan, 1.1 million of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan
     Under our 2005 Equity Incentive Plan (“2005 Plan”), we are authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or SARs granted under the 2005 Plan, and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of December 31, 2010, 708,000 shares were available for issuance under the 2005 Plan, 413,000 of which may be made subject to stock-based awards other than options or SARs.
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
     The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2009	2,284	$5.17
Granted	3,985	$3.19
Forfeited	(304)	$3.78

Outstanding at December 31, 2010	5,965	$3.92	7.5	$—

Exercisable at December 31, 2010	1,923	$4.93	4.5	$—
     The outstanding options at December 31, 2010 include options to purchase 4,115,000 shares granted under the 2007 Plan, 804,000 shares granted under the 2005 Plan and 1,046,000 shares under the 1998 Plan. As of December 31, 2010, options to purchase 233,000 shares under the 2007 Plan, 649,000 shares under the 2005 Plan and 1,041,000 shares under the 1998 Plan awards were exercisable.

The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2008 was $2.54 and $2.75 (excluding options re-granted in the Exchange Offer) per share, respectively. No option awards were granted during 2009. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0.2 million and $1.5 million, respectively. We realized no tax benefits for stock options exercised during the years ended December 31, 2009 and 2008. No options were exercised in 2010.
     Outstanding and exercisable stock options at December 31, 2010 were as follows (shares in thousands):

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Years	Shares	Price
$3.15	1,046	$3.15	2.0	1,041	$3.15
$3.19 - $3.24	3,770	$3.19	9.1	—	$—
$6.70 - $7.15	1,149	$7.01	7.3	882	$7.03

$3.15 - $7.15	5,965	$3.92	7.5	1,923	$4.93

     The following table summarizes restricted stock activity for the year ended December 31, 2010 (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2009	61	$11.21
Granted	1,978	$3.10
Vested	(57)	$11.57
Forfeited	(117)	$3.26

Nonvested at December 31, 2010	1,865	$3.09

     Our results of operations included stock compensation expense of $4.3 million ($4.3 million net of taxes), $2.9 million ($2.9 million net of taxes) and $8.5 million ($8.5 million net of taxes) for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $10.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.
10.	Facility Closure Costs
     During 2010, we idled six facilities: two distribution facilities in South Carolina, two manufacturing facilities in Florida, and two manufacturing facilities in Maryland. We also closed two distribution facilities: one in South Carolina and one in North Carolina. We recognized $0.7 million in expense, which was primarily related to employee severance and termination benefits for these idled and closed facilities and revisions to sub-rental income estimates on other closed facilities. Of the $0.7 million recognized in expense during 2010, $0.6 was included in facility closure costs and $0.1 million was included in interest expense, net in the accompanying consolidated statement of operations.
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
     During 2008, we idled three facilities: a manufacturing facility and a distribution facility in Florida, as well as a distribution facility in Georgia. We also developed and executed a plan to close four facilities located in North Carolina, Georgia and Texas. In conjunction with this plan, we disposed of assets and terminated employees. We sold owned real estate related to closed facilities for approximately $0.9 million resulting in an immaterial loss on the sale. During 2008, we recognized approximately $1.4 million in expense related to closed facilities, of which $1.2 million was included in facility closure costs and $0.2 million was included in interest expense, net in the accompanying consolidated statement of operations.

     An analysis of our facility closure reserves for the periods reflected is as follows:

	2008	Additions	Payments	2009	Additions	Payments	2010
			(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$2,478	$1,394	$(1, 542)	$2,330	$488	$(1,071)	$1,747
Employee severance and termination benefits	138	26	(164)	—	246	(234)	12

Total facility closure reserve	$2,616	$1,420	$(1,706)	$2,330	$734	$(1,305)	$1,759

     The facility and other exit cost reserves of $1.8 million at December 31, 2010, of which $1.1 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.
     As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market we may temporary close, or idle, facilities with plans to reopen these facilities once demand returns to the market. At December 31, 2010, we had ten idled facilities; four in Florida, three in South Carolina, two in Maryland and one in Georgia. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in our markets worsen, or recovery take significantly longer than forecasted, we may temporarily idle or permanently close additional facilities, at which time we may incur additional facility closure costs or asset impairment charges. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We continuously monitor economic conditions in all our markets, and while at the present time there are no plans to close or idle additional facilities, changes in market conditions may warrant future closings or idling of facilities.
11.	Income Taxes
     The components of income tax benefit included in continuing operations were as follows for the years ended December 31:

	2010	2009	2008
		(In thousands)
Current:
Federal	$(98)	$(31,736)	$(36,240)
State	221	502	(426)

	123	(31,234)	(36,666)

Deferred:
Federal	(1,384)	378	19,364
State	149	33	(368)

	(1,235)	411	18,996

Income tax benefit	$(1,112)	$(30,823)	$(17,670)

     Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2010	2009
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$463	$337
Insurance reserves	3,108	3,852
Facility closure reserves	1,778	1,944
Stock-based compensation expense	4,692	3,433
Accounts receivable	714	1,620
Inventories	1,303	1,249
Operating loss and credit carryforwards	67,258	30,394
Interest rate swap agreements	773	2,635
Goodwill	5,519	6,464
Property, plant and equipment	5,665	4,299
Other	425	396

	91,698	56,623

Valuation allowance	(87,664)	(52,839)

Total deferred tax assets	4,034	3,784

Deferred tax liabilities related to:
Prepaid expenses	1,261	1,347
Goodwill	6,549	6,137

Total deferred tax liabilities	7,810	7,484

Net deferred tax liability	$(3,776)	$(3,700)

     A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	3.3%	3.1%	2.6%
Effect of changes in tax law	—%	2.4%	—%
Valuation allowance	(37.1)%	(4.4)%	(22.8)%
Non-deductible goodwill impairment	—%	—%	(2.2)%
Other	—%	(1.0)%	0.2%

	1.2%	35.1%	12.8%

     We have $474.7 million of state operating loss carry-forwards and $2.8 million of state tax credit carry-forwards expiring at various dates through 2031. We also have $121.7 million of federal net operating loss carry-forwards that will expire at various dates through 2031. The federal and state operating loss carry-forwards exclude approximately $1.8 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2010. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized.
     We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude and the additional asset impairments recorded during 2008, we were in a three-year cumulative loss position. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during 2008, we recorded a valuation allowance totaling approximately $41.2 million against primarily all of our net deferred tax assets, of which $31.6 million related to our continuing operations, $3.0 million related to other comprehensive (loss) income, and $6.6 million related to our discontinued operations. We recorded an additional valuation allowance of approximately $35.4 million and $3.9 million in 2010 and 2009, respectively, related to our continuing operations. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.

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
     The following table shows the changes in our valuation allowance:

	2010	2009	2008
		(In thousands)
Balance at January 1,	$52,839	$51,056	$9,970
Additions charged to expense:
Continuing operations	35,393	3,883	31,601
Discontinued operations	469	—	6,562
Additions charged to other comprehensive loss	—	—	3,038
Deductions	(1,037)	(2,100)	(115)

Balance at December 31,	$87,664	$52,839	$51.056

     On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and extended the carry-back period to up to five years for which current year losses can be offset against previously generated taxable income. Due to this federal tax legislation, we were able to carry back losses generated in 2009 against taxable income generated in 2006, 2005, and 2004. As a result, we recorded an income tax receivable of approximately $33.8 million in the consolidated balance sheet as of December 31, 2009. We recognized an income tax benefit of $2.1 million in continuing operations related to losses generated by our discontinued operations due to this change in tax law. No state in which we file adopted the Act, and as such no state benefits were realized from the extended carry-back provision.
     We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $0.1 million, $0.1 million and $0.1 million in 2010, 2009 and 2008, respectively. We also reduced interest and penalties by $0.5 million in 2008 due to settlements with taxing authorities and the lapse of applicable statutes of limitations. We had a total of $0.4 and $0.3 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2010 and 2009, respectively.
     The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2010	2009	2008
		(In thousands)
Balance at January 1,	$2,396	$1,291	$2,347
Tax positions taken in prior periods:
Gross increases	2	22	26
Gross decreases	(324)	—	(63)
Tax positions taken in current period:
Gross increases	105	1,084	111
Settlements with taxing authorities	—	—	(705)
Lapse of applicable statute of limitations	(110)	(1)	(425)

Balance at December 31,	$2,069	$2,396	$1,291

     If our uncertain tax positions were recognized, a benefit of $0.4 million, net of any U.S. Federal tax benefit, would affect our effective income tax rate.
     We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. We report in 16 states with various years open to examination.
12. Employee Benefit Plans
     We maintain one active defined contribution 401(k) plan. Our employees are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $0.3 million, $0.8 million and $2.4 million in 2010, 2009 and 2008, respectively, for contributions to the plan.
13. Commitments and Contingencies
     We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $27.1 million, $31.6 million and $34.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $1.9 million as of December 31, 2010. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.
     Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
Year ending December 31,	(In thousands)
2011	$1,164	$22,091
2012	1,084	15,715
2013	823	13,929
2014	516	12,318
2015	162	9,265
Thereafter	—	17,790

	$3,749	$91,108

*	Includes related party future minimum commitments for noncancelable operating leases.
     We have outstanding letters of credit totaling $15.9 million that principally support our self-retention insurance programs.
     In the third quarter of 2010, we received $1.2 million from a litigation settlement. This settlement was recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations in 2010.
     In the third quarter of 2009, we were named as a nominal defendant, and our directors named as defendants, in a consolidated class and derivative action lawsuit and an additional derivative action lawsuit related to our initial recapitalization plans. The additional lawsuit was consolidated in October 2009 with the earlier filed lawsuits. In December 2009, the Delaware Court of Chancery approved the proposed settlement of this consolidated class and derivative action lawsuit. The terms of the settlement are set forth in the definitive Stipulation and Agreement of Compromise, Settlement, and Release as agreed to in November 2009. We paid $2.4 million in December 2009 in accordance with the terms of the settlement. Based on an agreement with our insurance carrier this amount was expected to be reimbursed under our insurance policy and therefore, was included in other receivables in our consolidated balance sheet as of December 31, 2009. We also incurred additional legal fees and other administrative costs related to the lawsuit of approximately $0.5 million which were expensed in the consolidated statement of operations in 2009. In February 2010, we were reimbursed under our insurance policy for the full amount of the settlement payment.
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
14. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in the Segment Reporting topic of the Codification, and thus have one reportable segment.
     Sales by product category were as follows for the years ended December 31:

	2010	2009	2008
		(In thousands)
Prefabricated components	$135,469	$129,781	$194,173
Windows & doors	161,079	163,952	248,515
Lumber & lumber sheet goods	201,445	164,627	238,719
Millwork	75,843	72,798	102,803
Other building products & services	126,507	146,728	207,804

Total sales	$700,343	$677,886	$992,014

15. Related Party Transactions
     An affiliate of JLL Partners, Inc. is a principal beneficial owner of PGT, Inc. Floyd F. Sherman, our president and chief executive officer, serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $2.7 million, $3.0 million and $2.8 million in 2010, 2009 and 2008, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.3 million and $0.4 million as of December 31, 2010 and 2009, respectively.
     In 2010, 2009 and 2008, we paid approximately $1.3 million, $1.3 million and $1.4 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.
     As of December 31, 2009, JLL Partners, Inc. and Warburg Pincus indirectly owned $97.8 million aggregate principal amount of our 2012 notes which were purchased during 2009 in the public market. Interest was paid on these notes during the year in accordance with the terms of the 2012 notes. In connection with the rights offering and debt exchange discussed in Note 8, JLL and Warburg Pincus each exercised rights to acquire 12.9 million shares of common stock at a subscription price of $3.50 per share and exchanged their 2012 notes for $80.1 million in cash and $17.7 million of common stock, or 5.1 million shares. We also agreed to reimburse JLL Partners, Inc. and Warburg Pincus for all reasonable and actual out-of-pocket expenses incurred in connection with the recapitalization transactions.
16. Concentrations
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
     Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2010, our top 10 customers accounted for approximately 23.8% of our sales, and no single customer accounted for more than 5% of sales.
     We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 9% of our total materials purchases in 2010.

17. Supplemental Cash Flow Information
     Supplemental cash flow information was as follows for the years ended December 31:

	2010	2009	2008
		(In thousands)
Cash payments for interest	$24,263	$23,648	$24,011
Cash refunds for income taxes	(33,531)	(32,758)	(15,169)
Supplemental schedule of non-cash financing activities:
Issuance of common stock to extinguish debt	24,893	—	—
18. Unaudited Quarterly Financial Data
     The following tables summarize the consolidated quarterly results of operations for 2010 and 2009 (in thousands, except per share amounts):

	2010
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$161,373		$211,483		$180,394		$147,093
Gross margin	29,431		38,735		35,529		28,061
Loss from continuing operations	(31,200	)(1)	(18,920	)(2)	(19,675	)(3)	(24,498	)(4)
Loss from discontinued operations, net of tax	(186)		(119)		(795)		(115)
Net loss	(31,386)		(19,039)		(20,470)		(24,613)
Basic and diluted net loss per share
Loss from continuing operations	$(0.38	)(1)	$(0.20	)(2)	$(0.21	)(3)	$(0.26	)(4)
Loss from discontinued operations	(0.00)		(0.00)		(0.01)		(0.00)

Net loss	$(0.38)		$(0.20)		$(0.22)		$(0.26)

	2009
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$159,576		$175,482		$188,865		$153,963
Gross margin	33,550		39,173		39,392		30,291

Income (loss) from continuing operations	(28,616	)(5)	(18,554	)(6)	(15,949	)(7)	6,230	(8)
Income (loss) from discontinued operations, net of tax	(1,962)		(4,050)		703		344
Net income (loss)	(30,578)		(22,604)		(15,246)		6,574
Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(0.73	)(5)	$(0.47	)(6)	$(0.41	)(7)	$0.16	(8)
Income (loss) from discontinued operations	(0.05)		(0.11)		0.02		0.01

Net income (loss)	$(0.78)		$(0.58)		$(0.39)		$0.17

(1)	Includes write-off of deferred financing costs of $4.1 million as discussed in Note 8 and a valuation allowance of $11.6 million as discussed in Note 11.

(2)	Includes a valuation allowance of $7.1 million as discussed in Note 11.

(3)	Includes a valuation allowance of $7.2 million as discussed in Note 11.

(4)	Includes write-off of deferred financing costs of $0.6 million as discussed in Note 8 and a valuation allowance of $9.4 million as discussed in Note 11.

(5)	Includes write-off of deferred financing costs of $1.2 million as discussed in Note 8 and a valuation allowance of $12.2 million as discussed in Note 11.

(6)	Includes asset impairment charge of $0.5 million as discussed in Note 2, facility closures costs of $0.7 million as discussed in Note 10, and a valuation allowance of $6.6 million as discussed in Note 11.

(7)	Includes a valuation allowance of $6.2 million as discussed in Note 11.

(8)	Includes a valuation allowance of ($21.1) million as discussed in Note 11.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2010, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2011 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.
Code of Business Conduct and Ethics
     Builders FirstSource, Inc. and its subsidiaries endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our board of directors approved a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees. Our Code of Business Conduct and Ethics is administered by a compliance committee made up of representatives from our legal, human resources, finance and internal audit departments.
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
     In addition, within four business days of:
•	Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that applies to our chief executive officer, our chief financial officer or controller; or

•	The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K.
     We will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Web site at the Internet address above, and such information will be available on our Web site for at least a 12-month period. In addition, we will disclose any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. as required by the listing standards of the NASDAQ Stock Market LLC.

Item 11. Executive Compensation
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2011 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 25, 2011 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2011 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2011 under the caption “Proposal 4 — Ratification of Selection of Auditors — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) (1) See the index to consolidated financial statements provided in Item 8 for a list of the financial statements filed as part of this report.
     (2) Financial statement schedules are omitted because they are either not applicable or not material.
     (3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit
Number	Description
4.3	Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2010, File Number 0-51357)

4.4	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.1	Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on July 31, 2009, File Number 0-51357)

10.2	Amendment No. 1 to Loan and Security Agreement, dated March 3, 2008, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.3	Amendment No. 2 to Loan and Security Agreement, dated November 23, 2010, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010, File Number 0-51357)

10.4	Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.5	Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.6	Second Lien Pledge and Security Agreement, dated as of January 21, 2010, by and among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.7	Investment Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the Securities and Exchange Commission on December 3, 2009, File Number 333-162906)

10.8	Amendment No. 1 to Investment Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.9	Support Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

Exhibit
Number	Description
10.10	Amendment No. 1 to Support Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.11+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.12+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.13+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.14+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.15+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

10.16+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

10.17+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.18+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.19+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.20+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.21+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.22+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.23+	2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

Exhibit
Number	Description
10.24+	Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)

10.25+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.26+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.27+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.28+	Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.29+	Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

10.30+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.31+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.32+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.33+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

14.1	Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

14.2	Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included as part of signature page)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

Exhibit
Number	Description
32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement
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
March 2, 2011

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

Signature	Title	Date

/s/ FLOYD F. SHERMAN Floyd F. Sherman	President and Chief Executive Officer (Principal Executive Officer and Director)	March 2, 2011

/s/ M. CHAD CROW M. Chad Crow	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2011

/s/ BRAD A. LEIST Brad A. Leist	Vice President and Controller (Principal Accounting Officer)	March 2, 2011

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 2, 2011

/s/ DAVID A. BARR David A. Barr	Director	March 2, 2011

/s/ CLEVELAND A. CHRISTOPHE Cleveland A. Christophe	Director	March 2, 2011

/s/ RAMSEY A. FRANK Ramsey A. Frank	Director	March 2, 2011

/s/ MICHAEL GRAFF Michael Graff	Director	March 2, 2011

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 2, 2011

/s/ KEVIN J. KRUSE Kevin J. Kruse	Director	March 2, 2011

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 2, 2011

/s/ CRAIG A. STEINKE Craig A. Steinke	Director	March 2, 2011

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 14, 2010, File Number 0-51357)

4.4	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.1	Loan and Security Agreement, dated December 14, 2007, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, Wachovia Bank, National Association, as Administrative Agent and Collateral Trustee, UBS Securities LLC, as Syndication Agent, General Electric Capital Corporation, as Documentation Agent, and Wachovia Capital Markets, LLC and UBS Securities LLC, as Joint Lead Bookrunners (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on July 31, 2009, File Number 0-51357)

10.2	Amendment No. 1 to Loan and Security Agreement, dated March 3, 2008, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.3	Amendment No. 2 to Loan and Security Agreement, dated November 23, 2010, among Builders FirstSource, Inc., the Borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, and Wells Fargo Bank, National Association, successor by merger to Wachovia Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 30, 2010, File Number 0-51357)

10.4	Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.5	Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority

Exhibit
Number	Description
Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.6	Second Lien Pledge and Security Agreement, dated as of January 21, 2010, by and among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.7	Investment Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the Securities and Exchange Commission on December 3, 2009, File Number 333-162906)

10.8	Amendment No. 1 to Investment Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.9	Support Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.10	Amendment No. 1 to Support Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.11+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.12+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.13+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.14+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.15+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

10.16+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

10.17+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.18+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

Exhibit
Number	Description
10.19+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.20+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.21+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.22+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.23+	2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.24+	Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)

10.25+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.26+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.27+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.28+	Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.29+	Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

10.30+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.31+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.32+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.33+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

Exhibit
Number	Description
14.1	Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

14.2	Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included as part of signature page)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

*	Filed herewith

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement