Form 10-Q
period 2011-03-31
Builders FirstSource, Inc.
filed 2011-04-28
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 26, 2011 was 96,768,427.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands,
	except per share amounts)
Sales	$162,829	$161,373
Cost of sales	131,396	131,942

Gross margin	31,433	29,431
Selling, general and administrative expenses	46,723	49,450

Loss from operations	(15,290)	(20,019)
Interest expense, net	5,875	11,325

Loss from continuing operations before income taxes	(21,165)	(31,344)
Income tax benefit	(17)	(144)

Loss from continuing operations	(21,148)	(31,200)
Loss from discontinued operations (net of income tax benefit of $0 in 2011 and 2010)	(101)	(186)

Net loss	$(21,249)	$(31,386)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.22)	$(0.38)
Loss from discontinued operations	(0.00)	(0.00)

Net loss	$(0.22)	$(0.38)

Weighted average common shares outstanding:
Basic and diluted	94,904	81,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$77,615	$103,234
Trade accounts receivable, less allowances of $2,364 and $2,444 at March 31, 2011 and December 31, 2010, respectively	68,804	55,631
Other receivables	2,909	4,060
Inventories	72,759	63,810
Other current assets	7,837	8,614

Total current assets	229,924	235,349
Property, plant and equipment, net	53,960	57,068
Goodwill	111,193	111,193
Other assets, net	8,857	9,194

Total assets	$403,934	$412,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,193	$44,866
Accrued liabilities	26,869	26,284
Current maturities of long-term debt	5,299	5,301

Total current liabilities	87,361	76,451
Long-term debt, net of current maturities	163,791	163,801
Other long-term liabilities	13,098	13,047

Total liabilities	264,250	253,299
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,768 and 96,769 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	949	949
Additional paid-in capital	356,243	355,194
Accumulated deficit	(215,730)	(194,481)
Accumulated other comprehensive loss	(1,778)	(2,157)

Total stockholders’ equity	139,684	159,505

Total liabilities and stockholders’ equity	$403,934	$412,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,249)	$(31,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,685	3,768
Amortization of deferred loan costs	209	4,491
Bad debt expense	147	410
Net non-cash income from discontinued operations	—	(3)
Stock compensation expense	1,051	1,041
Deferred income taxes	(66)	(329)
Net gain on sales of assets	(165)	(61)
Changes in assets and liabilities:
Receivables	(12,169)	(10,677)
Inventories	(8,949)	(15,362)
Other current assets	777	193
Other assets and liabilities	(512)	(387)
Accounts payable	10,327	18,023
Accrued liabilities	1,584	3,388

Net cash used in operating activities	(25,330)	(26,891)

Cash flows from investing activities:
Purchases of property, plant and equipment	(527)	(1,858)
Proceeds from sale of property, plant and equipment	252	118

Net cash used in investing activities	(275)	(1,740)

Cash flows from financing activities:
Payments of long-term debt and other loans	(12)	(105,152)
Proceeds from rights offering	—	180,107
Payment of recapitalization costs	—	(5,574)
Repurchase of common stock	(2)	(31)

Net cash provided by (used in) financing activities	(14)	69,350

Net change in cash and cash equivalents	(25,619)	40,719
Cash and cash equivalents at beginning of period	103,234	84,098

Cash and cash equivalents at end of period	$77,615	$124,817

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
     The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2010 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the years ended December 31, 2010 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.
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
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.9 million and 1.8 million restricted stock shares excluded from the computations of basic EPS for the three months ended March 31, 2011 and 2010, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.9 million and 6.2 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2011 and 2010, respectively, because their effect was anti-dilutive.

3. Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	5,249
2016 notes	139,718	139,718
Other	4,123	4,135

	169,090	169,102
Less: current portion of long-term debt	5,299	5,301

Total long-term debt, net of current maturities	$163,791	$163,801

     On January 21, 2010, we completed a common stock rights offering and debt exchange for our Second Priority Senior Secured Floating Rate Notes due 2012 (“2012 notes”). As part of these transactions, we raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. Holders of the 2012 notes exchanged, at par, $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2016 (“2016 notes”), (ii) $105.1 million in cash from the proceeds of the rights offering, and (iii) 7,112,244 shares of our common stock. We used a portion of the remaining $75.0 million of proceeds to pay the expenses of the rights offering and the debt exchange and the remainder was used for general corporate purposes. In the first quarter of 2010 in connection with these transactions, we expensed $1.6 million of unamortized debt issue costs related to the long-term debt repaid and $2.5 million of various third-party fees and expenses.
     We have a $150 million senior secured revolving credit facility (the “2007 Agreement”) with a consortium of banks. Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the 2007 Agreement, minus agent specified reserves. Our net available borrowing capacity in excess of the minimum liquidity requirement at March 31, 2011 was $37.8 million. At March 31, 2011, the minimum liquidity requirement, which is determined on a sliding scale based on our ninety-day average gross availability, was $16.25 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. We were not in violation of any of these covenants as of March 31, 2011. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than a minimum liquidity requirement. The calculation allows cash on deposit with the agent to be included as eligible borrowing base. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date. Based on our 2011 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the minimum liquidity covenant in 2011 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement.
     We currently have two interest rate swap agreements with notional amounts of $100 million and $50 million. The swap agreements expire on May 15, 2011. We entered into these interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes.
     The table below presents the effect of our interest rate swap derivatives on the condensed consolidated statements of operations for the three months ended March 31:

		Amount of Loss
Derivatives Not Designated		Recognized in Income*
as Hedging Instruments	Location of Loss Recognized in Income	2011	2010

Interest rate swaps	Interest expense, net	$(386)	$(1,606)

*	Net of tax
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
     When interest rate swap agreements are in a net liability position, we are required to establish a reserve against our borrowing base equal to 110% of the fair value of the interest rate swaps on the last day of the month. This reserve effectively reduces our available borrowing capacity under the 2007 Agreement. At March 31, 2011, the reserve for the swaps is $1.2 million. The swaps are also collateralized in a manner similar to the loans under the 2007 Agreement. In the event of default, or if we or the counterparty fail to be part of the 2007 Agreement, an early termination event would be triggered which could require us to settle the swaps on the termination date at the then fair market value.
     Our interest rate swaps are measured at fair value on a recurring basis. We do not trade in swaps or hold them for speculative purposes, therefore, the retail market that exists for swaps would be the most advantageous market for our interest rate swaps. As such, we use the market approach to value our interest rate swaps by obtaining a quote from the counterparty that is based on a discounted cash flow analysis which incorporates information obtained from third-party market sources and is adjusted for company specific credit risk. We validate the fair value quote obtained from the counterparty by using an independent, third-party discounted cash flow analysis which also utilizes market information. These discounted cash flow techniques incorporate Level 1 and Level 2 inputs. In addition to the term and notional amount inputs, the valuation also factors in discount rate, forward yield curves, and credit risk. Significant inputs to the derivative valuation for interest rate swaps are observable in the active markets and are classified as Level 2 in the hierarchy.
     The following fair value hierarchy table presents information about our financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value	Fair Value	Carrying Value	Fair Value
	As of March 31,	Measurement as of	As of December 31,	Measurement as of
	2011	March 31, 2011	2010	December 31, 2010
Interest rate swaps (included in Total liabilities)	$1,091	$1,091	$2,209	$2,209

4. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(21,249)	$(31,386)
Other comprehensive income — changes related to interest rate swap agreements, net of related tax effect	379	783

Total comprehensive loss	$(20,870)	$(30,603)

5. Income Taxes
     In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. We recorded additional valuation allowance of $8.1 million and $11.6 million for the three months ended March 31, 2011 and 2010, respectively, related to the net deferred tax assets generated by our loss from continuing operations.
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
     Sales by product category for the three month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Prefabricated components	$30,783	$31,970
Windows & doors	38,265	36,937
Lumber & lumber sheet goods	48,110	44,388
Millwork	17,691	17,778
Other building products & services	27,980	30,300

Total sales	$162,829	$161,373

8. Recent Accounting Pronouncements
     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011, but did not have a material impact on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.
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

mortgage markets. Over the past few years, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience significant pressure on our gross margins. Housing starts remain at historically low levels but industry forecasters expect to see some improvement over the next few years. We also still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to birthrate exceeding death rate.
•	Targeting Large Production Homebuilders. Over the past 10 years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to continue due to the better liquidity positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 production homebuilders, decreased only 14.2% compared to the first quarter of 2010, while actual U.S. single-family housing starts decreased 21.4% over that same time period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during this downturn, we have been successful in expanding our custom homebuilder base while maintaining our credit standards.
•	Expand into Multi-Family and Light Commercial Business. We continue to look for ways to expand our multi-family and light commercial business to further diversify our customer base and lessen our dependence on single-family residential new construction.
•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.
•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued and resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be severely constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not recover until conditions in the economy and the credit markets substantially improve and unemployment rates decline.
•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating results.
•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK
     Challenging conditions in the homebuilding industry continued, as the annualized rate for U.S. single-family housing starts, according to the U.S. Census Bureau, at March 31, 2011 was 422,000, down 21.1% from one year ago. For the quarter, actual U.S. single-family housing starts were 89,900, down 21.4% from last year. The housing industry continues to struggle due to the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, and high unemployment rates, among other factors. In fact, the National Association of Homebuilders (“NAHB”) is now forecasting 471,200 U.S. single-family housing starts for 2011, which is flat with 2010 actual starts.
     Our sales in the current quarter were up 0.9% over the same period a year ago despite the difficult housing environment and commodity prices for lumber and lumber sheet goods being, on average, comparable to the first quarter of 2010. We have continued to experience the same competitive pricing conditions that we have been faced with in recent years. However, our gross margin increased 1.1 percentage points during the quarter compared to the prior year due to a slight increase in sales volume along with a decrease of fixed costs in cost of goods sold. We have continued to manage our operating expenses during this downturn with our key focus being to conserve liquidity. During the quarter, our selling, general and administrative expenses decreased $2.7 million, or 5.5%, from the same period a year ago largely due to a reduction of our average full-time equivalent headcount of approximately 7.0%. The continued execution of our cost containment strategies along with our improved operating results contributed to us ending the quarter with $115.4 million of total liquidity, which includes $77.6 million of cash and $37.8 million of net borrowing availability under our credit facility.
     We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. At this point, it is unclear if housing activity has hit bottom, but we believe our market leadership, financial resources and operating efficiencies afford us the ability to manage through the downturn. We will continue to focus on working capital, maintain our credit standards with our customers and also work with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.
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

RESULTS OF OPERATIONS
     The following table sets forth, for the three months ended March 31, 2011 and 2010, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended
	March 31,
	2011	2010
Sales	100.0%	100.0%
Cost of sales	80.7%	81.8%

Gross margin	19.3%	18.2%
Selling, general and administrative expenses	28.7%	30.6%

Loss from operations	(9.4)%	(12.4)%
Interest expense, net	3.6%	7.0%
Income tax benefit	(0.0)%	(0.1)%

Loss from continuing operations	(13.0)%	(19.3)%
Loss from discontinued operations, net of tax	(0.0)%	(0.1)%

Net loss	(13.0)%	(19.4)%

Three Months Ended March 31, 2011 Compared with the Three Months Ended March 31, 2010
     Sales. Sales for the three months ended March 31, 2011 were $162.8 million, a 0.9% increase from sales of $161.4 million for the three months ended March 31, 2010. Market prices for lumber and lumber sheet goods in the quarter were, on average, comparable to the same period a year ago. However, actual U.S. single-family housing starts decreased approximately 21% compared to the first quarter of 2010. Despite the trend in housing starts, commodity sales increased by $3.7 million, or 8.4%, quarter over quarter primarily due to an increase in pricing and to a lesser degree volume. This increase was partially offset by a decline in sales of other building products and services of approximately $2.3 million.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2011		2010
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$30.8	18.9%	$32.0	19.8%	(3.7)%
Windows & doors	38.2	23.5%	36.9	22.9%	3.6%
Lumber & lumber sheet goods	48.1	29.5%	44.4	27.5%	8.4%
Millwork	17.7	10.9%	17.8	11.0%	(0.5)%
Other building products & services	28.0	17.2%	30.3	18.8%	(7.7)%

Total sales	$162.8	100.0%	$161.4	100.0%	0.9%

     Gross Margin. Gross margin increased $2.0 million to $31.4 million. Our gross margin percentage increased from 18.2% in the first quarter of 2010 to 19.3% in the current quarter, a 1.1 percentage point increase. Our gross margin percentage increased primarily due to slightly increased sales volume combined with a decrease of fixed costs in cost of goods sold.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.7 million, or 5.5%. Average full-time equivalent employee headcount for the quarter was 7.0% lower than the year ago quarter, and our salaries and benefits expense, excluding stock compensation expense, decreased $1.6 million compared to a 0.9% increase in sales. Additionally, our delivery expense decreased $0.8 million, or 8.3%.
     As a percent of sales, selling, general and administrative expenses decreased from 30.6% in 2010 to 28.7% in 2011. Salaries and benefits expense as a percentage of sales decreased 1.1% and delivery costs decreased by 0.6%. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, net. Interest expense was $5.9 million in the first quarter of 2011, a decrease of $5.4 million. Interest expense in the first quarter of 2010 included a write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid during the quarter and $2.5 million of expense related to our rights offering and debt exchange. Interest expense also decreased $0.8 million from the first quarter of 2010 due to a reduction in fair value adjustments on our interest rate swaps.

     Income Tax Benefit. We recorded no income tax benefit during the quarter compared to $0.1 million for the three months ended March 31, 2010. We recorded an after-tax, non-cash valuation allowance of $8.1 million and $11.6 million, in 2011 and 2010, respectively, related to our net deferred tax assets. Excluding the effect of the valuation allowance, our tax benefit rate would have been 38.4% and 37.6% in 2011 and 2010, respectively.
LIQUIDITY AND CAPITAL RESOURCES
          Availability under our $150 million senior secured revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge coverage ratio as of March 31, 2011 and December 31, 2010 (in millions):

	As of
	March 31,	December 31,
	2011	2010

Accounts Receivable Availability	$57.8	$42.8
Inventory Availability	32.0	26.4
Equipment Availability	2.6	2.9

Gross Availability	92.4	72.1

Less:
Agent Reserves	(2.4)	(3.6)

Borrowing Base	90.0	68.5
Plus:
Qualified Cash	—	—

Less:
Outstanding Borrowings	(20.0)	(20.0)
Letters of Credit	(15.9)	(15.9)

Excess Availability	$54.1	$32.6

Less:
Minimum Liquidity Requirement	(16.3)	(10.0)
Borrowing Availability	$37.8	$22.6

Actual Fixed Charge Coverage Ratio	-1.73 x	-2.06 x

Required Fixed Charge Coverage Ratio*	1.00 x	1.00 x

*	Required to be met only if excess availability falls below our minimum liquidity requirement.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement, minus agent specified reserves. Our borrowing base availability, net of the minimum liquidity requirement, at March 31, 2011 was $37.8 million. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus outstanding borrowings and letters of credit. This amount must equal or exceed a specified minimum liquidity requirement at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the excess availability requirement. At March 31, 2011, we had $77.6 million of cash that can be used to either repay the $35.9 million currently funded under the facility or support any shortfall in the net borrowing base availability. At March 31, 2011, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

     At March 31, 2011, our total liquidity of $115.4 million, which consisted of $77.6 million of cash on hand and $37.8 million of net borrowing base availability, was slightly better than anticipated. As a result, we still expect our cash usage for fiscal 2011 will be in the range of $55-$65 million and to end the year with total liquidity of approximately $65-$70 million. We believe our current liquidity is sufficient to meet our needs over the next twelve months. We do not expect working capital or our credit facility to be a significant source of funds during this time period.
     On April 4, 2011, we announced our intent to (i) offer $250 million aggregate principal amount of senior secured notes due 2019 and (ii) amend and extend our senior secured revolving credit facility in conjunction with, and subject to the success of, the notes offering. Given our current liquidity position of over $115 million, and given that our current revolving credit facility will not expire until December 2012, this proposed financing transaction was opportunistic in nature. The transaction terms being suggested by the market were not acceptable to us, and as a result, we have decided not to move forward with this transaction.
Consolidated Cash Flows
     Cash used in operating activities was $25.3 million and $26.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively. The decrease in cash used in operating activities was primarily due to lower net operating losses partially offset by an increase in working capital in the first quarter of 2011 compared to the same period a year ago.
     During the three months ended March 31, 2011 and 2010, cash used in investing activities was $0.3 million and $1.7 million, respectively. The decrease was primarily due to a $1.3 million decrease in capital expenditures related to buyouts of expiring vehicle and equipment leases in the prior year.
     For the three months ended March 31, 2011, there were no cash financing activities compared to cash provided by financing activities of $69.4 million for the three months ended March 31, 2010. The decrease was primarily due to the net proceeds received upon completion of our rights offering and debt exchange in the first quarter of 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011, but did not have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. However, interest expense accrues on our 2016 notes at a 3-month LIBOR (subject to a 3.0% floor) plus 10.0% and would not change unless LIBOR increased to greater than 3.0%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at March 31, 2011, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2011, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     (a) None
Use of Proceeds
     (b) Not applicable
Company Stock Repurchases
     (c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2011:

Maximum
			Total Number of	Number of
	Total		Shares Purchased	Shares That May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	per Share	or Programs	or Programs
January 1, 2011 — January 31, 2011	—	—	—	—
February 1, 2011 — February 28, 2011	860	$2.35	—	—
March 1, 2011 — March 31, 2011	—	—	—	—

Total	860	$2.35	—	—

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

BUILDERS FIRSTSOURCE, INC.
/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer (Principal Executive Officer)

April 28, 2011	/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer (Principal Financial Officer)
April 28, 2011

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