Form 10-Q
period 2011-06-30
Builders FirstSource, Inc.
filed 2011-07-29
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 27, 2011 was 96,738,427.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Unaudited)
	(In thousands, except per share amounts)
Sales	$206,393	$211,483	$369,222	$372,856
Cost of sales	163,590	172,748	294,986	304,690

Gross margin	42,803	38,735	74,236	68,166
Selling, general and administrative expenses	48,965	51,446	95,666	100,891
Facility closure costs	1,882	4	1,904	9

Loss from operations	(8,044)	(12,715)	(23,334)	(32,734)
Interest expense, net	5,665	6,531	11,540	17,856

Loss from continuing operations before income taxes	(13,709)	(19,246)	(34,874)	(50,590)
Income tax expense (benefit)	1,666	(326)	1,649	(470)

Loss from continuing operations	(15,375)	(18,920)	(36,523)	(50,120)
Loss from discontinued operations (net of income tax benefit of $0 for the three months and six months ended in 2011 and 2010, respectively)	(109)	(119)	(210)	(305)

Net loss	$(15,484)	$(19,039)	$(36,733)	$(50,425)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.16)	$(0.20)	$(0.39)	$(0.57)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.16)	$(0.20)	$(0.39)	$(0.57)

Weighted average common shares outstanding:
Basic and diluted	94,905	94,878	94,905	88,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$63,103	$103,234
Trade accounts receivable, less allowances of $2,274 and $2,444 at June 30, 2011 and December 31, 2010, respectively	80,357	55,631
Other receivables	4,579	4,060
Inventories	69,470	63,810
Other current assets	7,920	8,614

Total current assets	225,429	235,349
Property, plant and equipment, net	51,677	57,068
Goodwill	111,193	111,193
Other assets, net	8,494	9,194

Total assets	$396,793	$412,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,754	$44,866
Accrued liabilities	26,567	26,284
Current maturities of long-term debt	5,300	5,301

Total current liabilities	91,621	76,451
Long-term debt, net of current maturities	163,777	163,801
Other long-term liabilities	14,488	13,047

Total liabilities	269,886	253,299
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,738 and 96,769 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	949	949
Additional paid-in capital	357,172	355,194
Accumulated deficit	(231,214)	(194,481)
Accumulated other comprehensive loss	—	(2,157)

Total stockholders’ equity	126,907	159,505

Total liabilities and stockholders’ equity	$396,793	$412,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(36,733)	$(50,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,205	7,816
Amortization of deferred loan costs	419	4,773
Deferred income taxes	1,566	(585)
Bad debt expense	74	500
Net non-cash income from discontinued operations	—	(3)
Stock compensation expense	1,980	2,120
Net gain on sales of assets	(199)	(94)
Changes in assets and liabilities:
Receivables	(25,319)	16,534
Inventories	(5,660)	(18,336)
Other current assets	694	939
Other assets and liabilities	675	(680)
Accounts payable	14,888	8,363
Accrued expenses	1,646	6,718

Net cash used in operating activities	(38,764)	(22,360)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,635)	(6,615)
Proceeds from sale of property, plant and equipment	295	181

Net cash used in investing activities	(1,340)	(6,434)

Cash flows from financing activities:
Payments of long-term debt and other loans	(25)	(105,163)
Proceeds from rights offering	—	180,107
Payment of recapitalization costs	—	(5,631)
Repurchase of common stock	(2)	(31)

Net cash provided by (used in) financing activities	(27)	69,282

Net change in cash and cash equivalents	(40,131)	40,488
Cash and cash equivalents at beginning of period	103,234	84,098

Cash and cash equivalents at end of period	$63,103	$124,586

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
     The condensed consolidated balance sheet as of December 31, 2010 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2010 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2010 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.
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
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.8 million restricted stock shares excluded from the computations of basic EPS for the three and six months ended June 30, 2011 and 2010 because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.8 million and 6.1 million shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2011 and 2010, respectively, because their effect was anti-dilutive.

3. Debt
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	5,249
2016 notes	139,718	139,718
Other	4,110	4,135

	169,077	169,102
Less: current portion of long-term debt	5,300	5,301

Total long-term debt, net of current maturities	$163,777	$163,801

     We have a $150 million senior secured revolving credit facility (the “2007 Agreement”) with a consortium of banks. Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the 2007 Agreement, minus agent specified reserves. Our net available borrowing capacity in excess of the minimum liquidity requirement at June 30, 2011 was $48.9 million. At June 30, 2011, the minimum liquidity requirement, which is determined on a sliding scale based on our ninety-day average gross availability, was $16.25 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. We were not in violation of any of these covenants as of June 30, 2011. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than a minimum liquidity requirement. The calculation allows cash on deposit with the agent to be included in the eligible borrowing base. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date. Based on our 2011 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the minimum liquidity covenant in 2011 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the minimum liquidity requirement.
     We had two interest rate swap agreements with notional amounts of $100 million and $50 million, which expired on May 15, 2011. We entered into these interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes.
     The table below presents the effect of our interest rate swap derivatives on the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

			Amount of Loss Recognized
Derivatives		in Income*
Not Designated as		Three Months Ended		Six Months Ended
Hedging		June 30,		June 30,
Instruments	Location of Loss Recognized in Income	2011	2010	2011	2010
Interest rate swaps	Interest expense, net	$(1,779)	$(665)	$(2,165)	$(2,271)

*	Net of tax

4. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(15,484)	$(19,039)	$(36,733)	$(50,425)
Other comprehensive income — change related to interest rate swap agreements, net of related tax effect	1,778	664	2,157	1,447

Total comprehensive loss	$(13,706)	$(18,375)	$(34,576)	$(48,978)

5. Facility Closure Costs
     During the second quarter of 2011, we closed a distribution facility in Georgia which had been idled since 2008. This facility was closed due to the continued depressed market conditions, the housing recovery taking longer than originally anticipated, our success in finding a subtenant to partially offset our remaining future lease obligations, and our ability to adequately service our customers from other existing locations in the market. In the second quarter of 2011, we recognized $1.9 million in facility closure costs which are primarily related to the future minimum lease obligations on this facility, net of estimated sub-rental lease income. The facility and other exit cost reserves of $3.1 million at June 30, 2011, of which $2.4 million is recorded as other long-term liabilities, are primarily related to future minimum lease obligations on vacated facilities.
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
6. Income Taxes
     In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and six months ended June 30, 2011, we recorded valuation allowances of $6.8 and $14.9 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. In connection with the expiration of our interest rate swaps during 2011, we reclassified $1.3 million of valuation allowance from accumulated other comprehensive loss to income tax expense for the six months ended June 30, 2011. During the three and six months ended June 30, 2010, we recorded a valuation allowance of $7.1 and $18.7 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations.
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
7. Commitments and Contingencies
     We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future costs related to legal proceedings would not be material to our results of operations or liquidity for a particular period.

8. Segment and Product Information
     We have three regional operating segments — Atlantic, Southeast and Central — with centralized financial and operational oversight. We believe that these operating segments meet the aggregation criteria prescribed in the Segment Reporting topic of the Codification, and thus have one reportable segment.
     Sales by product category for the three and six month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Prefabricated components	$40,227	$41,181	$71,010	$73,151
Windows & doors	46,577	46,448	84,842	83,385
Lumber & lumber sheet goods	60,739	66,199	108,849	110,587
Millwork	21,552	21,797	39,243	39,575
Other building products & services	37,298	35,858	65,278	66,158

Total sales	$206,393	$211,483	$369,222	$372,856

9. Recent Accounting Pronouncements
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

economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. Housing starts remain at historically low levels but industry forecasters expect to see some improvement over the next few years. We also still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and population growth due to immigration and birthrate exceeding death rate.

•	Targeting Large Production Homebuilders. Over the past 10 years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to continue due to the better liquidity and land positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the downturn. Additionally, during this downturn, we have been successful in expanding our custom homebuilder base while maintaining our credit standards.

•	Expand into Multi-Family and Light Commercial Business. We continue to look for ways to expand our multi-family and light commercial business to further diversify our customer base and lessen our dependence on single-family residential new construction.

•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Over the past few years, the mortgage markets have experienced substantial disruption due to increased defaults. This disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be severely constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not recover until conditions in the economy and the credit markets improve and unemployment rates decline.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating results.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK
     The homebuilding industry continues to face many challenges as the annualized rate for U.S. single-family housing starts, according to the U.S. Census Bureau, at June 30, 2011 was 453,000, which was essentially flat when compared to June 2010. For the quarter, however, actual U.S. single-family housing starts were 123,600, down 13.1% from last year. Actual U.S. single-family units under construction were also down 16.7% from the second quarter of 2010. The housing industry continues to struggle due to the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, excess home inventory and high unemployment rates, among other factors. The National Association of Homebuilders (“NAHB”) is now forecasting 437,000 U.S. single-family housing starts for 2011, which is down approximately 7.2% from 2010.
     Due to the temporary momentum created by the federal tax credit for first-time homebuyers, which expired on June 30, 2010, we expected the comparison of quarterly results to the prior year would be difficult in the second quarter of 2011. While U.S. single-family housing starts and average commodity prices were down 13.1% and 20.8%, respectively, during the current quarter as compared to the second quarter of 2010, our sales only decreased 2.4%. We were, also, able to increase our gross margin percentage by 2.4 percentage points during the quarter compared to the prior year due to improved pricing on sales of our manufactured products, coupled with less volatility in the commodity markets. We have continued to manage our operating expenses during this downturn with a key focus on conserving liquidity. During the quarter, our selling, general and administrative expenses decreased $2.5 million, or 4.8%, from the same period a year ago, largely due to a 5.2% reduction of our average full-time equivalent headcount.
     We still believe that the long-term outlook for the housing industry is positive due to the growth in the underlying demographics. While a significant amount of uncertainty in housing still exists, we believe our market leadership, financial resources and operating efficiencies afford us the ability to manage through the downturn. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.
SEASONALITY AND OTHER FACTORS
     Our first and fourth quarters have historically been, and are expected to continue to be, adversely affected by weather patterns in some of our markets, resulting in reduced construction activity. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:
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

RESULTS OF OPERATIONS
     The following table sets forth, for the three and six months ended June 30, 2011 and 2010, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.3%	81.7%	79.9%	81.7%

Gross margin	20.7%	18.3%	20.1%	18.3%
Selling, general and administrative expenses	23.7%	24.3%	25.9%	27.1%
Facility closure costs	0.9%	0.0%	0.5%	0.0%

Loss from operations	(3.9)%	(6.0)%	(6.3)%	(8.8)%
Interest expense, net	2.8%	3.1%	3.1%	4.8%
Income tax expense (benefit)	0.8%	(0.2)%	0.5%	(0.1)%

Loss from continuing operations	(7.5)%	(8.9)%	(9.9)%	(13.5)%
Loss from discontinued operations, net of tax	(0.0)%	(0.1)%	(0.0)%	(0.0)%

Net loss	(7.5)%	(9.0)%	(9.9)%	(13.5)%

Three Months Ended June 30, 2011 Compared with the Three Months Ended June 30, 2010
     Sales. Sales for the three months ended June 30, 2011 were $206.4 million, a 2.4% decrease from sales of $211.5 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, actual U.S. single-family housing starts and units under construction declined 13.1% and 16.7%, respectively, over this same time period. Average market prices for lumber and lumber sheet goods were 20.8% lower than the same period a year ago. Despite this price deflation and the decline in housing activity, our sales of lumber and lumber sheet goods decreased only 8.2% during the quarter, as we experienced slightly higher sales volume. This decrease was partially offset by an increase of $1.4 million in other building products and services, due to a sales increase of roofing and composite decking.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2011		2010
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$40.2	19.5%	$41.2	19.5%	(2.3)%
Windows & doors	46.6	22.6%	46.4	22.0%	0.3%
Lumber & lumber sheet goods	60.7	29.4%	66.2	31.3%	(8.2)%
Millwork	21.6	10.4%	21.8	10.3%	(1.1)%
Other building products & services	37.3	18.1%	35.9	16.9%	4.0%

Total sales	$206.4	100.0%	$211.5	100.0%	(2.4)%

     Gross Margin. Gross margin increased $4.1 million to $42.8 million. Our gross margin percentage increased from 18.3% in the second quarter of 2010 to 20.7% in the current quarter, a 2.4 percentage point increase. Our gross margin percentage increased by 1.8 percentage points due to improved pricing on sales of our manufactured products, coupled with less volatility in the commodity markets during the current quarter. The remaining increase in our gross margin percentage was primarily due to increased sales volume combined with a decrease of fixed costs in costs of goods sold.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.5 million, or 4.8%. Our salaries and benefits expense, excluding stock compensation expense, was $28.0 million, a decline of $1.8 million from the second quarter of 2010 primarily due to a 5.2% reduction of our average full-time equivalent headcount. Delivery expenses decreased $0.2 million as compared to the second quarter of 2010 due to reduced vehicle and equipment lease expense which was mostly offset by higher fuel costs.

     As a percentage of sales, selling, general and administrative expenses decreased from 24.3% in 2010 to 23.7% in 2011. Salaries and benefits expense, excluding stock compensation expense, as a percentage of sales decreased 0.5%. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, Net. Interest expense was $5.7 million in the second quarter of 2011, a decrease of $0.9 million from the second quarter of 2010. The decrease was primarily due to the expiration of our interest rate swaps during the current quarter.
     Income Tax Expense (Benefit). We recorded income tax expense of $1.7 million during the quarter compared to an income tax benefit of $0.3 million in the second quarter of 2010. We recorded an after-tax, non-cash valuation allowance of $6.8 million and $7.1 million, in 2011 and 2010, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 37.5% and 38.5% in 2011 and 2010, respectively.
Six Months Ended June 30, 2011 Compared with the Six Months Ended June 30, 2010
     Sales. Sales for the six months ended June 30, 2011 were $369.2 million, a 1.0% decrease from sales of $372.9 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, actual U.S. single-family housing starts and units under construction declined 16.9% and 16.4%, respectively, over this same time period. Average market prices for lumber and lumber sheet goods were 11.9% lower than the same period a year ago. Despite this price deflation and the decline in housing activity, our sales of lumber and lumber sheet goods decreased only 1.6% over the same time period.
     The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2011		2010
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$71.0	19.2%	$73.1	19.6%	(2.9)%
Windows & doors	84.8	23.0%	83.4	22.4%	1.7%
Lumber & lumber sheet goods	108.9	29.5%	110.6	29.7%	(1.6)%
Millwork	39.2	10.6%	39.6	10.6%	(0.8)%
Other building products & services	65.3	17.7%	66.2	17.7%	(1.3)%

Total sales	$369.2	100.0%	$372.9	100.0%	(1.0)%

     Gross Margin. Gross margin increased $6.1 million to $74.2 million. Our gross margin percentage increased from 18.3% in the first six months of 2010 to 20.1% in the current period, a 1.8 percentage point increase. Our gross margin percentage increased by 1.2 percentage points due to improved pricing on sales of our manufactured products, coupled with less volatility in the commodity markets during the current year. The remaining increase in our gross margin percentage was primarily due to increased sales volume combined with a decrease of fixed costs in costs of goods sold.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $5.2 million, or 5.2%. Our salaries and benefits expense, excluding stock compensation expense, was $54.6 million, a decline of $3.4 million from the first six months of 2010 primarily due to a 6.0% reduction of our average full-time equivalent headcount. Delivery expenses decreased $1.1 million year over year due to reduced vehicle and equipment lease expense which was slightly offset by higher fuel costs.
     As a percentage of sales, selling, general and administrative expenses decreased from 27.1% in 2010 to 25.9% in 2011. Salaries and benefits expense, excluding stock compensation expense, as a percentage of sales decreased 0.8% and delivery costs as a percentage of sales decreased by 0.2%. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, Net. Interest expense was $11.5 million in 2011, a decrease of $6.3 million. The decrease was primarily due to the write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid and $2.5 million of costs incurred related to our recapitalization transaction in the first half of 2010. The remaining decrease in interest expense is primarily due to the expiration of our interest rate swaps during the current quarter.

     Income Tax Expense (Benefit). We recorded income tax expense of $1.6 million for the first six months of 2011 compared to an income tax benefit of $0.5 million for 2010. We recorded an after-tax, non-cash valuation allowance of $14.9 million and $18.7 million, in 2011 and 2010, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 38.1% and 37.9% in 2011 and 2010, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Availability under our $150 million revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge coverage ratio as of June 30, 2011 and December 31, 2010 (in millions):

	As of
	June 30,		December 31,
	2011		2010
Accounts Receivable Availability	$66.4		$42.8
Inventory Availability	30.4		26.4
Equipment Availability	2.4		2.9

Gross Availability	99.2		72.1
Less:
Agent Reserves	(1.2)		(3.6)

Borrowing Base	98.0		68.5
Plus:
Qualified Cash	—		—
Less:
Outstanding Borrowings	(20.0)		(20.0)
Letters of Credit	(12.8)		(15.9)

Excess Availability	$65.2		$32.6

Less:
Minimum Liquidity Requirement	(16.3)		(10.0)

Borrowing Availability	$48.9		$22.6

Actual Fixed Charge Coverage Ratio	-1.37	x	-2.06	x

Required Fixed Charge Coverage Ratio*	1.00	x	1.00	x

*	Required to be met only if excess availability falls below our minimum liquidity requirement.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement, minus agent specified reserves. Our net borrowing base availability, net of the minimum liquidity requirement, at June 30, 2011 was $48.9 million. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus outstanding borrowings and letters of credit. This amount must equal or exceed a specified minimum liquidity requirement at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the minimum liquidity requirement. At June 30, 2011, we had $63.1 million of cash that can be used to either repay the $32.8 million currently funded under the facility, which consists of $20.0 million of outstanding borrowings and $12.8 million of letters of credit, or support any shortfall in the net borrowing base availability. At June 30, 2011, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
     At June 30, 2011, we had total liquidity of $112.0 million, down $3.4 million from the previous quarter. The $112.0 million of total liquidity consisted of $63.1 million of cash on hand and $48.9 million of net borrowing base availability. As a result of our financial performance over the first six months of 2011, we now expect our cash usage for fiscal 2011 will approximate $50 million, which includes $5.3 million for the repayment of our remaining 2012 notes, and expect to end the year with total liquidity of approximately $85 million, assuming a continuation of current market conditions. We believe our current liquidity is sufficient to meet our needs over the next twelve months and do not expect working capital to be a significant source of funds during this time period.

Consolidated Cash Flows
     Cash used in operating activities was $38.8 million and $22.4 million for the six months ended June 30, 2011 and June 30, 2010, respectively. We received a federal income tax refund of $33.8 million in the second quarter of 2010. Excluding the federal income tax refund received in 2010, our cash used in operations for the six months ended June 30, 2010 was approximately $56.2 million. The decrease in cash used in operating activities is primarily related to lower operating losses in 2011 compared to 2010. The remainder of the decrease was due to changes in working capital.
     During the six months ended June 30, 2011 and 2010, cash used in investing activities was $1.3 million and $6.4 million, respectively. The decrease was primarily due to a $5.0 million decrease in capital expenditures as we had more buyouts of expiring vehicle and equipment leases in the prior year.
     Cash from financing activities for the six months ended June 30, 2011 decreased $69.3 million as compared to the six months ended June 30, 2010. The decrease was primarily due to the net proceeds received upon completion of the rights offering and debt exchange in the first quarter of 2010.
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
     We experience changes in interest expense when market interest rates change. However, interest expense accrues on our 2016 notes at 3-month LIBOR (subject to a 3.0% floor) plus 10.0% and would not change unless LIBOR increased to greater than 3.0%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at June 30, 2011, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2011, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
     (a) Board Determination of Frequency of Stockholder Votes on Executive Compensation
     At our annual meeting of stockholders on May 25, 2011, in a non-binding vote on the frequency of advisory votes on executive compensation, our stockholders selected a vote once every three years, with 56,959,742 votes for three years, 19,633 votes for two years, 27,695,443 votes for one year, 55,463 abstentions, and 7,984,328 broker non-votes. In light of that vote, our Board of Directors determined that we will include an advisory stockholder vote on the compensation of executives in our proxy materials once every three years. The Board anticipates that the next stockholder vote on the compensation of executives will be at the annual meeting in 2014.
     (b) None

Item 6.	Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 14, 2010, File Number 0-51357)

4.4	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on July 29, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.
/s/ FLOYD F. SHERMAN
Floyd F. Sherman
July 29, 2011	Chief Executive Officer (Principal Executive Officer)

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer (Principal Financial Officer)

July 29, 2011

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 14, 2010, File Number 0-51357)

4.4	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on July 29, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.