Form 10-Q
period 2011-09-30
Builders FirstSource, Inc.
filed 2011-10-28
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 26, 2011 was 96,806,146.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Unaudited)
	(In thousands, except per share amounts)
Sales	$217,194	$180,394	$586,416	$553,250
Cost of sales	172,755	144,865	467,741	449,555

Gross margin	44,439	35,529	118,675	103,695
Selling, general and administrative expenses	50,200	47,569	145,866	148,460
Asset impairments	—	839	—	839
Facility closure costs	115	411	2,019	420

Loss from operations	(5,876)	(13,290)	(29,210)	(46,024)
Interest expense, net	5,319	6,910	16,859	24,766

Loss from continuing operations before income taxes	(11,195)	(20,200)	(46,069)	(70,790)
Income tax expense (benefit)	268	(525)	1,917	(995)

Loss from continuing operations	(11,463)	(19,675)	(47,986)	(69,795)
Loss from discontinued operations (net of income tax benefit of $0 for the three months and nine months ended in 2011 and 2010, respectively)	(101)	(795)	(311)	(1,100)

Net loss	$(11,564)	$(20,470)	$(48,297)	$(70,895)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.21)	$(0.51)	$(0.77)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)

Net loss	$(0.12)	$(0.22)	$(0.51)	$(0.78)

Weighted average common shares outstanding:
Basic and diluted	94,976	94,895	94,929	90,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,917	$103,234
Trade accounts receivable, less allowances of $2,138 and $2,444 at September 30, 2011 and December 31, 2010, respectively	81,883	55,631
Other receivables	5,036	4,060
Inventories	71,033	63,810
Other current assets	11,257	8,614

Total current assets	222,126	235,349
Property, plant and equipment, net	49,528	57,068
Goodwill	111,193	111,193
Other assets, net	8,189	9,194

Total assets	$391,036	$412,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,361	$44,866
Accrued liabilities	29,093	26,284
Current maturities of long-term debt	5,302	5,301

Total current liabilities	96,756	76,451
Long-term debt, net of current maturities	163,764	163,801
Other long-term liabilities	13,508	13,047

Total liabilities	274,028	253,299
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,806 and 96,769 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	950	949
Additional paid-in capital	358,836	355,194
Accumulated deficit	(242,778)	(194,481)
Accumulated other comprehensive loss	—	(2,157)

Total stockholders’ equity	117,008	159,505

Total liabilities and stockholders’ equity	$391,036	$412,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(48,297)	$(70,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,569	11,668
Asset impairments	—	839
Amortization of deferred loan costs	628	5,055
Deferred income taxes	1,692	(1,091)
Bad debt expense	366	650
Net non-cash income from discontinued operations	—	(3)
Stock compensation expense	3,645	3,217
Net gain on sales of assets	(276)	(162)
Changes in assets and liabilities:
Receivables	(27,594)	28,081
Inventories	(7,223)	(10,142)
Other current assets	(2,643)	(1,738)
Other assets and liabilities	340	290
Accounts payable	17,495	6,057
Accrued expenses	3,360	4,048

Net cash used in operating activities	(47,938)	(24,126)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,735)	(8,183)
Proceeds from sale of property, plant and equipment	394	355

Net cash used in investing activities	(2,341)	(7,828)

Cash flows from financing activities:
Payments of long-term debt and other loans	(36)	(105,176)
Proceeds from rights offering	—	180,107
Payment of recapitalization costs	—	(5,631)
Repurchase of common stock	(2)	(31)

Net cash provided by (used in) financing activities	(38)	69,269

Net change in cash and cash equivalents	(50,317)	37,315
Cash and cash equivalents at beginning of period	103,234	84,098

Cash and cash equivalents at end of period	$52,917	$121,413

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
     Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.8 million and 2.0 million restricted stock shares excluded from the computations of basic EPS for the three and nine months ended September 30, 2011 and 2010, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.7 million and 6.1 million shares of common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2011 and 2010, respectively, because their effect was anti-dilutive.

3. Debt
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Revolving credit facility	$20,000	$20,000
Floating rate notes:
2012 notes	5,249	5,249
2016 notes	139,718	139,718
Other	4,099	4,135

	169,066	169,102
Less: current portion of long-term debt	5,302	5,301

Total long-term debt, net of current maturities	$163,764	$163,801

     We have a $150 million senior secured revolving credit facility (the “2007 Agreement”) with a consortium of banks. The 2007 Agreement is scheduled to mature in December 2012. Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the 2007 Agreement, minus agent specified reserves. Our net available borrowing capacity in excess of the minimum liquidity requirement at September 30, 2011 was $47.1 million. At September 30, 2011, the minimum liquidity requirement, which is determined on a sliding scale based on our ninety-day average gross availability, was $16.25 million. The 2007 Agreement has certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, and asset sales. We were not in violation of any of these covenants as of September 30, 2011. The 2007 Agreement also has a fixed charge coverage ratio of 1:1 that is triggered if our available borrowing capacity, as determined under the borrowing base formula, is less than a minimum liquidity requirement. The calculation allows cash on deposit with the agent to be included in the eligible borrowing base. The fixed charge coverage ratio is defined as the ratio of earnings before interest expenses, income taxes, depreciation and amortization expenses minus capital expenditures, cash taxes paid, dividends, distributions and share repurchases or redemptions to the sum of scheduled principal payments and interest expense on a trailing twelve month basis from the trigger date. Based on our 2011 forecast, we will not meet the fixed charge coverage ratio, but we anticipate that we will not fall below the minimum liquidity covenant in 2011 including the use of cash on deposit with the agent; therefore, we will not trigger the fixed charge coverage ratio requirement. Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the minimum liquidity requirement.
     In October 2011, we repaid the remaining balance of $5.3 million on our 2012 notes.
     We had two interest rate swap agreements with notional amounts of $100 million and $50 million, which expired on May 15, 2011. We entered into these interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes.
     The table below presents the effect of our interest rate swap derivatives on the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Amount of Loss Recognized
Derivatives		in Income*
Not Designated as		Three Months Ended		Nine Months Ended
Hedging		September 30,		September 30,
Instruments	Location of Loss Recognized in Income	2011	2010	2011	2010

Interest rate swaps	Interest expense, net	$ —	$ (1,004)	$ (2,165)	$ (3,275)

*	Net of tax

4. Comprehensive Loss
     The following table presents the components of comprehensive loss for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net loss	$(11,564)	$(20,470)	$(48,297)	$(70,895)
Other comprehensive income — change related to interest rate swap agreements, net of related tax effect	—	592	2,157	2,039

Total comprehensive loss	$(11,564)	$(19,878)	$(46,140)	$(68,856)

5. Facility Closure Costs
     During the second quarter of 2011, we closed a distribution facility in Georgia which had been idled since 2008. This facility was closed due to the continued depressed market conditions, the housing recovery taking longer than originally anticipated, our success in finding a subtenant to partially offset our remaining future lease obligations, and our ability to adequately service our customers from other existing locations in the market. In the second quarter of 2011, we recognized $1.9 million in facility closure costs which were primarily related to the future minimum lease obligations on this facility, net of estimated sub-rental lease income. The facility and other exit cost reserves of $3.0 million at September 30, 2011, of which $2.3 million is recorded as other long-term liabilities, are primarily related to future minimum lease obligations on vacated facilities.
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
6. Income Taxes
     In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and nine months ended September 30, 2011, we recorded valuation allowances of $4.7 million and $19.6 million, respectively, against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. In connection with the expiration of our interest rate swaps during 2011, we reclassified $1.3 million of valuation allowance from accumulated other comprehensive loss to income tax expense for the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, we recorded valuation allowances of $7.2 million and $25.9 million, respectively, against the net deferred tax assets generated from the net losses during the periods related to our continuing operations.
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
     Sales by product category for the three and nine month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Prefabricated components	$41,038	$36,283	$112,048	$109,434
Windows & doors	51,300	40,923	136,142	124,308
Lumber & lumber sheet goods	61,900	50,053	170,749	160,640
Millwork	22,174	19,605	61,417	59,180
Other building products & services	40,782	33,530	106,060	99,688

Total sales	$217,194	$180,394	$586,416	$553,250

9. Recent Accounting Pronouncements
     In September 2011, the FASB issued an update to existing guidance under the Intangibles — Goodwill and Other topic of the Codification. The new guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this to be the case, it is then required to perform the current two-step goodwill impairment test to identify any potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. Otherwise, the two-step goodwill impairment test is not required. This guidance becomes effective for us on January 1, 2012, for all annual and interim goodwill impairment tests. We do not expect these changes to have a material impact on our financial position or results of operations.
     In June 2011, the FASB issued guidance under the Comprehensive Income topic of the Codification which eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Rather, an entity will be required to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance becomes effective for us on January 1, 2012, and we are currently evaluating the two presentation options. These changes will be for presentation and disclosure only and will have no impact on our financial position or results of operations.

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
•	Targeting Large Production Homebuilders. Over the past 10 years, the homebuilding industry has undergone significant consolidation, with the larger homebuilders substantially increasing their market share. We expect that trend to continue due to the better liquidity and land positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the current downturn. Additionally, during this downturn, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.
•	Expand into Multi-Family and Light Commercial Business. We continue to look for ways to expand our multi-family and light commercial business to further diversify our customer base and lessen our dependence on single-family residential new construction.
•	Use of Prefabricated Components. Prior to the current housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the current housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue at least for the duration of this downturn. In response, we have reduced our manufacturing capacity and delayed plans to open new facilities.
•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Over the past few years, the mortgage markets have experienced substantial disruption due to increased defaults. This disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be severely constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not significantly improve until conditions in the economy and the credit markets improve and unemployment rates decline.
•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating results.
•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK
     The homebuilding industry continues to be challenging as the annualized rate for U.S. single-family housing starts, according to the U.S. Census Bureau, at September 30, 2011 was 425,000, down 4.9% when compared to September 2010. Actual U.S. single-family housing starts for the third quarter of 2011 were 117,300, which was down 1.4% from the same quarter last year. For the quarter, however, actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, increased to 61,800, up 5.1% from the third quarter of 2010. The housing industry continues to struggle due to the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, excess home inventory and high unemployment rates, among other factors. The National Association of Homebuilders (“NAHB”) is only forecasting 422,000 U.S. single-family housing starts for 2011, which is down approximately 10.4% from 2010.
     Despite the continued sluggish housing market, we achieved a 20.4% increase in sales during the third quarter of 2011 as compared to the third quarter of 2010. This was primarily due to increased sales volume, as we gained market share by expanding our customer base and promoting our wide array of products and services to existing and new customers. We were also able to increase our gross margin percentage by 0.8 percentage points during the quarter compared to the prior year, primarily due to this increased sales volume combined with a decrease of fixed costs in costs of goods sold. We have continued to manage our operating expenses during the downturn with a key focus on conserving liquidity. Our selling, general, and administrative expenses, excluding stock compensation expense and the benefit of a $1.2 million litigation settlement recorded in the third quarter of 2010, increased only $0.8 million during the current quarter when compared to the same quarter in the prior year despite a $36.8 million increase in sales. We have made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales.
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
     The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which generally have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow. We have also from time to time utilized our credit facility to cover working capital needs.

RESULTS OF OPERATIONS
     The following table sets forth, for the three and nine months ended September 30, 2011 and 2010, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.5	80.3	79.8	81.3

Gross margin	20.5	19.7	20.2	18.7
Selling, general and administrative expenses	23.1	26.4	24.9	26.8
Asset impairments	0.0	0.5	0.0	0.2
Facility closure costs	0.1	0.2	0.3	0.1

Loss from operations	(2.7)	(7.4)	(5.0)	(8.4)
Interest expense, net	2.5	3.8	2.9	4.5
Income tax expense (benefit)	0.1	(0.3)	0.3	(0.2)

Loss from continuing operations	(5.3)	(10.9)	(8.2)	(12.7)
Loss from discontinued operations, net of tax	(0.0)	(0.4)	(0.0)	(0.2)

Net loss	(5.3)%	(11.3)%	(8.2)%	(12.9)%

Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010
     Sales. Sales for the three months ended September 30, 2011 were $217.2 million, a 20.4% increase from sales of $180.4 million for the three months ended September 30, 2010. We achieved this increase in sales despite a continuing weak housing environment. For the three months ended September 30, 2011, actual U.S. single-family housing starts declined 1.4% compared to the third quarter of 2010. In the South Region we saw a slightly more positive trend, as actual single-family housing starts increased 5.1% during the third quarter of 2011 compared to the same quarter a year ago. We estimate that our sales volume increased approximately 22% during the quarter, and was partially offset by commodity price deflation. The increased sales volume was achieved across all product categories, as we expanded our customer base and increased sales to existing customers.
     The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2011		2010
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$41.0	18.9%	$36.3	20.1%	13.1%
Windows & doors	51.3	23.6	40.9	22.7	25.4
Lumber & lumber sheet goods	61.9	28.5	50.1	27.7	23.7
Millwork	22.2	10.2	19.6	10.9	13.1
Other building products & services	40.8	18.8	33.5	18.6	21.6

Total sales	$217.2	100.0%	$180.4	100.0%	20.4%

     Gross Margin. Gross margin increased $8.9 million to $44.4 million. Our gross margin percentage increased from 19.7% in the third quarter of 2010 to 20.5% in the current quarter, a 0.8 percentage point increase. Our gross margin percentage increased by 1.1 percentage points due to increased sales volume combined with a decrease of fixed costs in costs of goods sold. This was offset slightly by a 0.4 percentage decrease in sales price.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million, or 5.5%. Our salaries and benefits expense, excluding stock compensation expense, was $28.8 million, an increase of $0.3 million from the third quarter of 2010. Delivery expense increased $0.5 million as compared to the third quarter of 2010 largely due to higher fuel costs.
     As a percentage of sales, selling, general and administrative expenses, excluding stock compensation expense and the benefit of a $1.2 million litigation settlement recorded in the third quarter of 2010, decreased from 26.4% in 2010 to 22.3% in 2011. Salaries and benefits expense, excluding stock compensation expense, as a percentage of sales decreased 2.5%. As a percentage of sales, occupancy expense decreased 0.4% and delivery costs decreased 0.7%. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, Net. Interest expense was $5.3 million in the third quarter of 2011, a decrease of $1.6 million from the third quarter of 2010. The decrease was primarily due to the expiration of our interest rate swaps during the current year.
     Income Tax Expense (Benefit). We recorded income tax expense of $0.3 million during the quarter compared to an income tax benefit of $0.5 million in the third quarter of 2010. We recorded an after-tax, non-cash valuation allowance of $4.7 million and $7.2 million in 2011 and 2010, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 39.2% and 38.4% in 2011 and 2010, respectively.
Nine Months Ended September 30, 2011 Compared with the Nine Months Ended September 30, 2010
     Sales. Sales for the nine months ended September 30, 2011 were $586.4 million, a 6.0% increase from sales of $553.3 million for the nine months ended September 30, 2010. We achieved this sales increase despite a decline in housing starts during the period. Actual U.S. single-family housing starts for the nine months ended September 30, 2011 declined 12.1% compared to the first nine months of 2010. In the South Region, actual single-family housing starts were down 9.9% compared to a year ago. We estimate that our sales volume increased approximately 7.5%, and was partially offset by commodity price deflation. The increased sales volume was achieved across all product categories, as we expanded our customer base and increased sales to existing customers.
     The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2011		2010
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$112.0	19.1%	$109.5	19.8%	2.4%
Windows & doors	136.1	23.2	124.3	22.5	9.5
Lumber & lumber sheet goods	170.8	29.1	160.6	29.0	6.3
Millwork	61.4	10.5	59.2	10.7	3.8
Other building products & services	106.1	18.1	99.7	18.0	6.4

Total sales	$586.4	100.0%	$553.3	100.0%	6.0%

     Gross Margin. Gross margin increased $15.0 million to $118.7 million. Our gross margin percentage increased from 18.7% in the first nine months of 2010 to 20.2% in the current period, a 1.5 percentage point increase. Our gross margin percentage increased by 0.8 percentage points due to increased sales volume combined with a decrease of fixed costs in costs of goods sold. The remaining increase in our gross margin percentage was primarily due to improved pricing on sales of our manufactured products, coupled with less volatility in the commodity markets during the current year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.6 million, or 1.7%. Our salaries and benefits expense, excluding stock compensation expense, was $83.3 million, a decline of $3.1 million from the first nine months of 2010, which was partially due to a 2.1% reduction of our average full-time equivalent headcount. Delivery expense decreased $0.6 million year over year due to reduced vehicle and equipment lease expense which was slightly offset by higher fuel costs.
     As a percentage of sales, selling, general and administrative expenses, excluding stock compensation expense and the benefit of a $1.2 million litigation settlement recorded in the third quarter of 2010, decreased from 26.5% in 2010 to 24.3% in 2011. Salaries and benefits expense, excluding stock compensation expense, as a percentage of sales decreased 1.4% and delivery costs as a percentage of sales decreased by 0.4%. We continue to monitor our operating cost structure closely and make adjustments as necessary.
     Interest Expense, Net. Interest expense was $16.9 million in 2011, a decrease of $7.9 million. The decrease was primarily due to the write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid and $2.5 million of costs incurred related to our recapitalization transaction in the first half of 2010. The remaining decrease in interest expense is primarily due to the expiration of our interest rate swaps during the current year.

     Income Tax Expense (Benefit). We recorded income tax expense of $1.9 million for the first nine months of 2011 compared to an income tax benefit of $1.0 million for 2010. We recorded an after-tax, non-cash valuation allowance of $19.6 million and $25.9 million in 2011 and 2010, respectively, related to our net deferred tax assets. Absent this valuation allowance, our tax benefit rate would have been 38.3% and 38.1% in 2011 and 2010, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     Availability under our $150 million senior secured revolving credit facility is determined by a borrowing base. The following table shows our borrowing base, excess availability, borrowing availability and fixed charge coverage ratio as of September 30, 2011 and December 31, 2010 (in millions):

	As of
	September 30,	December 31,
	2011	2010
Accounts Receivable Availability	$65.6	$42.8
Inventory Availability	29.8	26.4
Equipment Availability	2.1	2.9

Gross Availability	97.5	72.1
Less:
Agent Reserves	(1.3)	(3.6)

Borrowing Base	96.2	68.5
Plus:
Qualified Cash	—	—
Less:
Outstanding Borrowings	(20.0)	(20.0)
Letters of Credit	(12.8)	(15.9)

Excess Availability	$63.4	$32.6

Less:
Minimum Liquidity Requirement	(16.3)	(10.0)

Borrowing Availability	$47.1	$22.6

Actual Fixed Charge Coverage Ratio	-1.12 x	-2.06 x

Required Fixed Charge Coverage Ratio*	1.00 x	1.00 x

*	Required to be met only if excess availability falls below our minimum liquidity requirement.
     Our borrowing base consists of trade accounts receivable, inventory and fixed assets, which meet specific criteria contained within the credit agreement, minus agent specified reserves. Our net borrowing base availability, net of the minimum liquidity requirement, at September 30, 2011 was $47.1 million. Excess availability is the sum of borrowing base plus qualified cash, defined as cash on deposit with the agent subject to a control agreement, minus outstanding borrowings and letters of credit. This amount must equal or exceed a specified minimum liquidity requirement at the monthly reporting dates or we are required to meet a fixed charge coverage ratio of 1 to 1, which we currently would not meet.
     Further declines in our borrowing base, if any, could compel us to either repay outstanding borrowings under the senior secured revolving credit facility or increase our cash on deposit with the agent in order to meet the minimum liquidity requirement. At September 30, 2011, we had $52.9 million of cash that can be used to either repay the $32.8 million currently funded under the facility, which consists of $20.0 million of outstanding borrowings and $12.8 million of letters of credit, or support any shortfall in the net borrowing base availability. At September 30, 2011, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.
At September 30, 2011, we had total liquidity of $100.0 million, which consisted of $52.9 million of cash on hand and $47.1 million of net borrowing base availability. We expect our fourth quarter to essentially be cash neutral as cash used to fund operations, pay interest, and repay our remaining 2012 notes should largely be offset by seasonal reductions in working capital. As a result, we expect our cash used in fiscal year 2011 to approximate $50 – $55 million. However, due to the seasonal reductions in working capital in the fourth quarter of 2011 and the corresponding decrease in our borrowing base, we expect to end the year with total liquidity of approximately $80 million. We believe our current liquidity is sufficient to meet our needs over the next twelve months and do not expect working capital to be a significant source of funds during this time period. We will continue to explore various financing alternatives in order to strengthen our liquidity position. Our senior secured revolving credit facility, which provides a substantial portion of our liquidity, is scheduled to mature in December 2012. Prior to the expiration date, we will be required to either extend the term beyond December 2012, enter into a new credit facility, or raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all.
Consolidated Cash Flows
     Cash used in operating activities was $47.9 million and $24.1 million for the nine months ended September 30, 2011 and 2010, respectively. We received a federal income tax refund of $33.8 million in 2010. Excluding this federal income tax refund, our cash used in operations for the nine months ended September 30, 2010 was approximately $57.9 million. The decrease in cash used in operating activities, net of the income tax refund, is primarily related to lower operating losses in 2011 compared to 2010 due to increased sales and improved gross margins, partially offset by an increase in cash used due to changes in working capital.
     During the nine months ended September 30, 2011 and 2010, cash used in investing activities was $2.3 million and $7.8 million, respectively. The decrease was primarily due to a $5.4 million decrease in capital expenditures as we had more buyouts of expiring vehicle and equipment leases in the prior year.
     Cash from financing activities for the nine months ended September 30, 2011 decreased $69.3 million as compared to the nine months ended September 30, 2010. The decrease was primarily due to the net proceeds received upon completion of the rights offering and debt exchange in the first quarter of 2010.
RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2011, the FASB issued an update to existing guidance under the Intangibles — Goodwill and Other topic of the Codification. The new guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this to be the case, it is then required to perform the current two-step goodwill impairment test to identify any potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. Otherwise, the two-step goodwill impairment test is not required. This guidance becomes effective for us on January 1, 2012, for all annual and interim goodwill impairment tests. We do not expect these changes to have a material impact on our financial position or results of operations.
In June 2011, the FASB issued guidance under the Comprehensive Income topic of the Codification which eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Rather, an entity will be required to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance becomes effective for us on January 1, 2012, and we are currently evaluating the two presentation options. These changes will be for presentation and disclosure only and will have no impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We experience changes in interest expense when market interest rates change. However, interest expense accrues on our 2016 notes at 3-month LIBOR (subject to a 3.0% floor) plus 10.0% and would not change unless LIBOR increased to greater than 3.0%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at September 30, 2011, a 1.0% increase in interest rates would result in approximately $0.2 million of additional interest expense annually.
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
     Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2011, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
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
   Unregistered Sales of Equity Securities
     (a) None
  Use of Proceeds
     (b) Not applicable
   Company Stock Repurchases
     (c) None

Item 3.	Defaults Upon Senior Securities
     (a) None
     (b) None

Item 4.	Reserved

Item 5.	Other Information
     (a) None
     (b) None

Item 6.	Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 14, 2010, File Number 0-51357)

4.4	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on October 28, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.
/s/ FLOYD F. SHERMAN
Floyd F. Sherman
October 28, 2011	Chief Executive Officer (Principal Executive Officer)

/s/ M. CHAD CROW
M. Chad Crow
October 28, 2011	Senior Vice President — Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of February 11, 2005, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

4.3	Supplemental Indenture, dated as of January 8, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 14, 2010, File Number 0-51357)

4.4	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on October 28, 2011, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.

***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.