Form 10-K
period 2011-12-31
Builders FirstSource, Inc.
filed 2012-03-02
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.01 per share	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $100.4 million based on the closing price per share on that date of $2.15 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 29, 2012 was 96,612,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 23, 2012 are incorporated by reference into Part III of this Form 10-K.

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

OVERVIEW

Builders FirstSource, Inc. is a leading supplier and manufacturer of structural and related building products for residential new construction. We have operations principally in the southern and eastern United States with 51 distribution centers and 44 manufacturing facilities, many of which are located on the same premises as our distribution centers. We have successfully acquired and integrated 27 companies since our formation and are currently managed as three regional operating groups — Atlantic, Southeast and Central — with centralized financial and operational oversight. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only seven building product suppliers with manufacturing capabilities in the Pro Segment that generated more than $500 million in sales according to ProSales magazine’s 2010 ProSales 100 list. On this list, we were the fourth largest building product supplier with manufacturing capabilities in 2010.

Our industry is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, employment levels, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence and the economy in general. The homebuilding industry has experienced a significant downturn over the past six years due to negative trends in many of the factors listed above. During this downturn, many homebuilders have significantly decreased their housing starts because of lower demand and a surplus of both existing and new home inventory during this time. The weakness in the homebuilding industry has resulted in a significant reduction in demand for our products and services. According to the National Association of Homebuilders (“NAHB”), the single-family residential construction market was an estimated $106.8 billion in 2011, which is consistent with levels experienced over the past three years and indicates that some level of stabilization has occurred, though still down significantly from the historical high of $413.2 billion in 2006.

Adding to the pressure on the housing industry are the severe limitations on credit availability for smaller homebuilders and homebuyers. Beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. This disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, which is slowing a recovery in our industry. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term. These trends include relatively low interest rates, the aging of housing stock, and population growth due to immigration and birthrate exceeding death rate. Despite actual U.S. single-family housing starts in 2011 reaching the lowest level since the downturn began in 2006, housing starts increased 4.7% during the fourth quarter of 2011 compared to the fourth quarter of 2010. The NAHB is predicting that U.S. single-family housing starts will increase in 2012 to approximately 499,000, which would represent a 15.9% increase from 2011 actual U.S. single-family housing starts.

OUR CUSTOMERS

We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint as we serve 32 markets in 9 states. Based on 2011 U.S. Census data, we have operations in 17 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2011. In addition, approximately 46% of U.S. housing permits in 2011 were issued in states in which we operate.

Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2011, our top 10 customers accounted for approximately 23.3% of sales, and no single customer accounted for more than 5% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, D.R. Horton, Inc., Lennar Corp., Hovnanian Enterprises, Inc., PulteGroup, Inc., and The Ryland Group, Inc.

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

While our primary focus has been on single-family residential new construction, over the past several years we have expanded our multi-family and light commercial business to further diversify our customer base and lessen our dependence on the single-family housing market.

OUR PRODUCTS AND SERVICES

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We provide a wide variety of building products and services directly to homebuilder customers. We also manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. In addition to our comprehensive offering of products that includes approximately 63,000 stock keeping units (“SKUs”), we also provide a full range of construction services. We believe our broad product and service offering, combined with our scale and experienced sales force, has driven market share gains, particularly with production homebuilders.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. For the year ended December 31, 2011, our combined sales of prefabricated components, windows & doors and millwork product categories represented 52.9% of total sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. Sales by product category for the years ended December 31, 2011, 2010 and 2009 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K.

Prefabricated Components. Prefabricated components are factory-built substitutes for job-site framing and include floor trusses, roof trusses, wall panels, stairs, and engineered wood that we design and cut for each home. Our manufactured prefabricated components allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in a factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without prefabricated components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are also stronger and straighter than conventionally framed floors.

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

Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. In 2011, this product line was 28.9% of our total sales, which is consistent with the prior year. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future.

Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance such as periodic caulking and painting.

Other Building Products & Services. Other building products & services consist of various products, including gypsum, hardware, composite materials, roofing and insulation. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products reduces overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products in order to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess.

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

Prefabricated Components — Engineered Wood. As with trusses and wall panels, engineered wood components have a design and fabrication step. We design engineered wood floors using a master filing system similar to the truss and wall panel system. Engineered wood beams are designed to ensure the beam will be structurally sound in the given application. After the design phase, a printed layout is generated. We use this layout to cut the engineered wood to the required length and assemble all of the components into a house package. We then install the components on the job site. We design and fabricate engineered wood at many of our distribution locations.

Prefabricated Components — Stairs. We manufacture box stairs at several of our locations. After a house is framed, our salesman takes measurements at the job site prior to manufacturing to account for any variation between the blueprints and the actual framed house. We fabricate box stairs based on these measurements.

Custom Millwork. Our manufactured custom millwork consists primarily of synthetic exterior trim, custom windows, features and box columns that we sell under our Synboard brand name and throughout our company.

We sand, cut, and shape sheets of 4 foot by 18 or 20 foot Celuka-blown, extruded PVC, or Synboard, to produce the desired product. We produce exterior trim boards by cutting the Synboard into the same industry-standard dimensions used for wood-based exterior trim boards. We form exterior features by assembling pieces of Synboard and other PVC-based moldings that have been cut, heated and bent over forms to achieve the desired shape. For custom windows, we build the frame from Synboard and glaze the glass into place. We fabricate box columns from sections of PVC that are cut on a 45 degree angle and mitered together.

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

Expand Current Customer Base. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. In accordance with this trend, our customer base has increasingly shifted to production homebuilders. We intend to leverage our business model, geographic breadth and scale to continue to grow our sales to the production homebuilders as they continue to gain market share. Sales to our 10 largest production homebuilders represented 23.3% of our total sales in 2011. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the current downturn. Additionally, during this downturn, we will continue with our plan to prudently expand our presence in the custom homebuilder base while also continuing to look for ways to expand our multi-family and light commercial business to further diversify our customer base.

Focus on Cost, Working Capital and Operating Improvements. We are extremely focused on expenses and working capital to remain a low cost supplier. We maintain a continuous improvement, “best practices” operating philosophy and regularly implement new initiatives to reduce costs, increase efficiency and manage working capital. For example, we have linked our computer system to those of some customers to streamline the administrative aspects of the quoting, invoicing and billing processes. We also analyze our workforce productivity to determine the optimal labor mix that minimizes cost, and examine our logistics function to reduce the cost of inbound freight. Our focus on cost controls, working capital and operating improvements is particularly important during this downturn. Our largest controllable cost is our salaries and wages. Our ability to identify and implement operating efficiencies is evident in the fact that our salaries and benefits expense, excluding stock compensation expense, decreased $2.0 million in 2011 compared to 2010, despite a $78.8 million increase in sales. We were also able to keep our remaining selling, general and administrative expenses relatively flat during the current year, despite this sales increase. Industry forecasters are predicting that single family housing starts are expected to show improvements in 2012 which could require us to increase our operating expenses, headcount and working capital in order to support the additional demand. We will work to minimize these increases to ensure that we prudently adjust our variable costs with the change in sales volumes. We continue to be diligently focused on the controllable aspects of working capital, including days sales outstanding, inventory turns and accounts payable days outstanding.

Conserve Cash. During a downturn, we realize the importance of acting quickly to conserve capital. We reduced our capital expenditures in recent years to maintenance capital levels. However, in 2010, we increased our capital expenditures due primarily to buyouts of expiring vehicle and equipment leases. We also manage our credit tightly, especially in these conditions. As industry conditions remain challenging, we know it is important to extend credit prudently for a higher probability of collection on our accounts receivable.

Pursue Strategic Acquisitions. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy, subject to our ability to secure long-term capital, centers on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we will selectively seek to acquire companies that manufacture prefabricated components such as roof and floor trusses, wall panels, stairs, and engineered wood, as well as other value-added products such as millwork. We will also seek to acquire companies that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there are a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and that the homebuilders in these markets, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings and/or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our senior management team has the experience and ability to identify acquisition candidates and integrate acquisitions, having acquired and integrated 27 companies since 1998. There may be opportunities for industry consolidation in 2012 and we would like to be at the forefront of this trend. However, liquidity continues to be our primary area of focus in 2012, and therefore we will review potential acquisitions in light of our projected liquidity needs.

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

Our experienced locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming the primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of our products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2011, we employed approximately 344 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 199 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order and shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as BlueLinx Holdings Inc., Boise Cascade Company, U.S. Lumber, Canfor Wood Products and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation, M I Windows and Doors and Ply Gem Windows. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our and our suppliers’ broad footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from approximately 3,200 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no materials purchases from any single supplier represented more than 9% of our total materials purchases in 2011, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION

Due to the continued decline in housing starts, we have and will continue to experience increased competition for homebuilder business. Many of our competitors in the Pro Segment are predominantly small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge and competitive pricing. Our largest competitors in our markets, all of which are privately held, include 84 Lumber Co., Stock Building Supply and Pro-Build Holdings, Inc.

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

EMPLOYEES

At December 31, 2011, we had approximately 2,450 full-time equivalent employees, none of whom were represented by a union. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our primary enterprise resource planning (“ERP”) system, which we use for operations representing approximately 98% of our sales, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

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

We have developed a proprietary program for use in our component plants. This software reviews product designs for errors, schedules the plants and provides the data used to measure plant efficiency. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in analyzing blueprints to generate material lists and in purchasing lumber products at the lowest cost.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past helped to partially offset this negative cash flow. We have also from time to time utilized our borrowing availability under credit facilities to cover working capital needs.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our website under the links to “SEC Filings.” Our Internet address is www.bldr.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

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

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer, President and Director, age 72. Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and from February 2008 to the present. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

M. Chad Crow, Senior Vice President and Chief Financial Officer, age 43. Mr. Crow joined the company in September 1999 as Assistant Controller. He served as Vice President – Controller of the company from May 2000 and was promoted to Senior Vice President and Chief Financial Officer in November 2009. Prior to joining the company, Mr. Crow served in a variety of positions at Pier One Imports, most recently as Director of Accounting. Mr. Crow also has five years of public accounting experience with Price Waterhouse LLP. Mr. Crow is a C.P.A. and received his B.B.A. degree from Texas Tech University.

Donald F. McAleenan, Senior Vice President and General Counsel, age 57. Mr. McAleenan has served as Senior Vice President and General Counsel of the company since 1998. Prior to joining the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 68. Mr. Tolly has served as Senior Vice President — Operations of the company since January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

Frederick B. Schenkel, Vice President — Manufacturing, age 62. Mr. Schenkel joined the company in 1998 when the company acquired Builders Supply and Lumber (“BSL”) from Pulte Home Corporation. He became Vice President of the company in 1999 and was promoted to Vice President — Manufacturing in 2002. Mr. Schenkel has more than 30 years of experience managing manufacturing facilities in the industry and, before joining BSL, held such positions as manufacturing manager for The Ryland Group, Inc., Vice President of Manufacturing for Diversified Homes Corporation of Maryland, and plant manager for Regional Building Systems, Inc. Mr. Schenkel holds a B.A. in accounting from Saint Bonaventure University.

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

The building products industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels, or a weakening of the national economy or of any regional or local economy in which we operate, could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized homebuilders and sub-contractors, and shortages of material. In addition, the homebuilding industry is subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Increased regulatory restrictions could limit demand for new homes and could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry has been undergoing a significant and sustained downturn that began in mid-2006. Challenging conditions still persist as, according to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2011 were the lowest since the downturn began in 2006. We believe that the ongoing market downturn is attributable to a variety of factors including: a severe economic recession, followed by an economic recovery that has been modest to date; high unemployment; limited credit availability; excess home inventories; a substantial reduction in speculative home investment; and soft housing demand. The downturn in the homebuilding industry has resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2007 through 2011.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption has continued to date and has resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to a tight credit market, substantial declines in housing prices, and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets significantly improve and unemployment rates decline.

We cannot predict the duration and magnitude of the current economic and market conditions, or the timing or strength of a future recovery of housing activity in our markets, if any. We also cannot provide any assurances that the homebuilding industry will not weaken further or that the operational strategies we have implemented to address the current market conditions will be successful. Prolonged weakness in the homebuilding industry would have a significant adverse effect on our business, financial condition and operating results.

In view of the current housing downturn, we may be required to take additional impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.

During 2010 and 2009, we recorded impairment charges of $0.8 million and $0.5 million, respectively, in continuing operations related to long-lived assets and land held for sale. If the current weakness in the homebuilding industry continues, we may need to take additional goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry and market conditions, we may have to temporarily idle or permanently close certain facilities in under-performing markets, although we have no specific plans to close or idle additional facilities at this time. Any such facility closures could have a significant adverse effect on our financial condition, operating results, and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2011, our net funded debt, excluding the unamortized debt discount, was approximately $299.7 million, which consisted of our $160.0 million first-lien term loan due in 2015 (“term loan”) and $139.7 million of our Second Priority Senior Secured Floating Rate Notes due in 2016 (“2016 notes”). In addition, we have significant obligations under ongoing operating leases that are not reflected in our balance sheet.

As of December 31, 2011, all of our funded debt was at a variable interest rate. If interest rates rise, our interest expense would increase. LIBOR rates on our term loan are subject to a 2% floor and LIBOR rates on our 2016 notes are subject to a 3% floor. Interest expense on these debt instruments would not change unless LIBOR increased to greater than 2%. Based on debt outstanding and LIBOR rates at December 31, 2011, a 1.0% increase in interest rates would not result in any additional interest expense.

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

•	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because all of our borrowings are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

In addition, some of our debt instruments, including those governing our term loan, our letter of credit facility and our notes, contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

Our financial condition and operating performance and that of our subsidiaries is also subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations in an effort to meet our debt service and other obligations. The financing agreement governing our term loan and the indenture governing our 2016 notes restrict our ability to dispose of assets and to use the proceeds from such dispositions. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Given the ongoing housing downturn, we are substantially reliant on cash on hand to provide working capital and fund our operations. Our working capital requirements are likely to grow as the housing recovery occurs. However, we are limited in borrowing additional funds under our term loan. Our inability to renew, amend or replace our term loan, our letter of credit facility or our 2016 notes when required or when business conditions warrant, could have a material adverse effect on our business, financial condition, and results of operations.

Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions, and financial, business, and other factors, many of which are beyond our control. The prolonged continuation or worsening of the current housing market and the macroeconomic conditions that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including our 2016 notes, our term loan and our letter of credit facility. The agreements governing our term loan, the letter of credit facility, and the indenture governing the 2016 notes, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

We may incur additional indebtedness.

We may incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the financing agreements governing our term loan, letter of credit facility, and the indenture governing our 2016 notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.

Our financing arrangements, including the financing agreement governing our term loan, our letter of credit facility, and the indenture governing our 2016 notes, contain various provisions that limit our ability to, among other things:

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

We are subject to various financial covenants as part of our term loan. These include maintaining at least $35.0 million in qualified cash at all times and a specified collateral value at month-end of at least $160.0 million during the period from March 2 through October 31 of each year and $150.0 million during the balance of the year. It is also a requirement that all letters of credit issued under our letter of credit facility be collateralized by cash equal to 105% of the face amount of the letters of credit. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders. Specified collateral value is defined as the amount of qualified cash at such time, plus accounts receivable and inventory which meet specified criteria within the term loan agreement. At December 31, 2011, our qualified cash was $146.6 million, our specified collateral value was $296.3 million, and we had $14.2 million of cash collateralizing our outstanding letters of credit. Based on our forecast, we do not anticipate falling below the $35.0 million minimum qualified cash requirement or the required minimum specified collateral values in 2012.

These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the agreements governing our term loan, our letter of credit facility, and the indenture governing our 2016 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these covenants, including those contained in our term loan, our letter of credit facility, and the indenture governing our 2016 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are located in leased premises. Many of our current leases are non-cancelable and typically have initial terms ranging from 5 to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be long-term and non-cancelable and have similar renewal options. If we close or idle a facility, most likely we remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes, and other expenses on the leased property for the balance of the lease term. During the period from 2007 through 2011, we closed or idled a number of facilities for which we remain liable on the lease obligations. Our obligation to continue making rental payments in respect of leases for closed or idled facilities could have a material adverse effect on our business and results of operations. Alternatively, at the end of the lease term and any renewal period for a facility, we may be unable to renew the lease without substantial additional cost, if at all. If we are unable to renew our facility leases, we may close or relocate a facility, which could subject us to construction and other costs and risks, which in turn could have a material adverse effect on our business and results of operations. For example, closing a facility, even during the time of relocation, will reduce the sales that the facility would have contributed to our revenues. Additionally, the revenue and profit, if any, generated at a relocated facility may not equal the revenue and profit generated at the existing one.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the term loan, the letter of credit facility, the terms of the indenture governing our 2016 notes, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

The building supply industry is cyclical and seasonal.

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2011, average prices for lumber and lumber sheet goods were 5.9% lower than the prior year. Our lumber and lumber sheet goods product category represented 28.9% of total sales for the year ended December 31, 2011. We have limited ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

Our 10 largest customers generated approximately 23.3% and 23.8% of our sales for the years ended December 31, 2011 and 2010, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the current housing downturn, many of our homebuilder customers have substantially reduced construction activity. Some homebuilder customers have exited or severely curtailed building activity in certain of our markets. This trend is likely to continue until there is a housing recovery in our markets. Continuation of the current housing downturn could have a significant adverse effect on our financial condition, operating results and cash flows.

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

The building products supply industry is highly fragmented and competitive. We face significant competition from local and regional building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders, (5) adapt more quickly to new technologies or evolving customer requirements than we do, or (6) have access to financing on more favorable terms that we can obtain in the market. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, may in the future intensify their marketing efforts to professional homebuilders. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders. The volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results, and cash flows may be adversely affected.

We are subject to competitive pricing pressure from our customers.

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The current housing industry downturn has resulted in significantly increased pricing pressures from production homebuilders and other customers. These pricing pressures may adversely affect our operating results and cash flows. In addition, continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure. Moreover, as a result of the housing downturn, several of our homebuilder customers have defaulted on amounts owed to us or their payable days have become extended as a result of their financial condition. Such payment failures or delays may significantly adversely affect our financial condition, operating results, and cash flows.

The ownership position of affiliates of JLL Partners Inc. and Warburg Pincus LLC limits other stockholders’ ability to influence corporate matters.

JLL Partners Inc. (“JLL”) and Warburg Pincus LLC (“Warburg Pincus”) together own in excess of 50% of our outstanding common stock. Four of our ten directors hold positions with affiliates of either JLL or Warburg Pincus. Accordingly, JLL and Warburg Pincus have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL and Warburg Pincus are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters, and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Our continued success will depend on our ability to retain our key employees and to attract and retain new qualified employees.

Our success depends in part on our ability to attract, hire, train, and retain qualified managerial, operational, sales, and marketing personnel. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced, senior employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results, and cash flows could be adversely affected.

The nature of our business exposes us to product liability, product warranty and other claims and other legal proceedings.

We are involved in product liability, product warranty and other claims relating to the products we manufacture and distribute that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

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

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the ongoing housing downturn, our liquidity position, or the requirements of our term loan, our letter of credit facility or the indenture governing our 2016 notes, could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results, and cash flows. In addition, although we have been successful in the past in integrating 27 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results, and cash flows.

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

We may be adversely affected by uncertainty in the economy and financial markets, including as a result of terrorism or unrest in the Middle East or elsewhere.

Instability in the economy and financial markets, including as a result of terrorism or unrest in the Middle East or elsewhere, may result in a decrease in housing starts, which would adversely affect our business. In addition, such unrest or related adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results, and cash flows. Any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. In addition, domestic terrorist attacks may affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results, and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 9 states throughout the southern and eastern U.S. We have 51 distribution facilities and 44 manufacturing facilities, many of which are co-located in the following markets:

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

We lease 49 facilities and own 19 facilities. These leases typically have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

We operate a fleet of approximately 910 trucks to deliver products from our distribution and manufacturing centers to job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. On February 29, 2012, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $3.06. The approximate number of stockholders of record of our common stock on that date was 106, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2011
First quarter	$2.98	$1.90
Second quarter	$3.39	$2.00
Third quarter	$2.58	$1.23
Fourth quarter	$2.08	$1.01
2010
First quarter	$4.07	$2.81
Second quarter	$4.30	$2.39
Third quarter	$2.73	$1.90
Fourth quarter	$2.38	$1.43

We have not paid regular dividends in the past. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The terms of our term loan agreement and the indenture governing our 2016 notes currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The following graph and table demonstrate the performance of the cumulative total return to the stockholders of our common stock during the five year period in comparison to the cumulative total returns of the Russell 2000 index, the S&P Building Products index and the S&P 600 Building Products index. The graph and table track the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011. In 2011, we included the S&P 600 Building Products index in our graph and table. This index, which is composed of multiple suppliers in the homebuilding industry that are similar to us in size and operations, provides a more comprehensive comparison of cumulative total returns in relation to our stock.

	Year Ended December 31,
	2006	2007	2008	2009	2010	2011
Builders FirstSource, Inc.	$100.00	$40.49	$8.58	$21.54	$11.05	$11.44
Russell 2000	$100.00	$98.43	$65.18	$82.89	$105.14	$100.75
S&P Building Products	$100.00	$100.96	$59.77	$77.67	$72.85	$61.95
S&P 600 Building Products	$100.00	$87.11	$70.60	$83.84	$97.63	$94.10

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2009 and as of and for the years ended December 31, 2008 and 2007 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Statement of operations data:
Sales	$779,093	$700,343	$677,886	$992,014	$1,468,428
Gross margin	157,945	131,756	142,406	215,541	363,161
Selling, general and administrative expenses	192,959	194,092	201,403	280,010	341,941
Asset impairments	—	839	470	46,948	350
Facility closure costs	2,461	558	1,200	1,192	101
Loss from continuing operations(1)	(64,631)	(94,293)	(56,889)	(120,583)	(2,607)
Loss from continuing operations per share — basic and diluted(2)	$(0.68)	$(1.03)	$(1.45)	$(3.10)	$(0.07)
Balance sheet data (end of period):
Cash and cash equivalents	$146,833	$103,234	$84,098	$106,891	$97,574
Total assets	488,803	412,804	434,951	521,140	647,423
Total debt (including current portion)	297,509	169,102	299,183	319,226	279,266
Stockholders’ equity	101,224	159,505	46,947	102,474	241,547
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$14,041	$15,433	$17,915	$20,833	$22,447

(1)	Loss from continuing operations included a valuation allowance of $26.1 million, $35.4 million, $3.9 million and $31.6 million against primarily all of our deferred tax assets for the years ended December 31, 2011, 2010, 2009 and 2008, as discussed in Note 11 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.
(2)	For the years ended December 31, 2009, 2008, and 2007, loss from continuing operations per share – basic and diluted—reflects an increase to the number of weighted average common shares by an adjustment factor of 1.09 related to the bonus element created in connection with our common stock rights offering in January 2010. See Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. Single family housing starts in 2011 were the lowest since the downturn began in 2006. However, industry forecasters expect to see some improvement over the next few years. We also still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate.

•

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue due to the better liquidity and land positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 9.9% during 2011, despite a 8.6% decrease in actual U.S. single-family housing starts for the year. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the current downturn. Additionally, during this downturn, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Over the past few years, the mortgage markets have experienced substantial disruption due to increased defaults. This resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be severely constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not significantly improve until conditions in the economy and the credit markets improve and unemployment rates decline.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

The homebuilding industry continues to be challenging as U.S. single-family housing starts in 2011 were the lowest since the downturn began in 2006. According to the U.S. Census Bureau, actual U.S. single-family housing starts for 2011 were 430,700, down 8.6% compared to 2010. The housing industry continues to struggle due to the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, excess home inventory and high unemployment rates, among other factors. However, actual U.S. single-family housing starts for the fourth quarter of 2011 were 100,100, a 4.7% increase from the fourth quarter of 2010. The National Association of Homebuilders (“NAHB”) is forecasting 499,000 U.S. single-family housing starts for 2012, which is an increase of 15.9% from 2011.

We achieved an 11.2% increase in sales during 2011 as compared to the prior year. We believe our broad offering of building products and construction services represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volume despite a significant decline in construction activity during the year. This increased sales volume was achieved through the growth of sales to existing customers and the addition of new customers. We were also able to increase our gross margin percentage by 1.5 percentage points during 2011 compared to 2010, primarily due to increased sales volume and our ability to leverage fixed costs within costs of goods sold. We have continued to manage our operating expenses during the downturn with a key focus on conserving liquidity. Our selling, general, and administrative expenses remained relatively flat when compared to the prior year despite our increase in sales. We have made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales.

While many forecasters believe there may only be a moderate improvement in housing in the near-term, we still believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. Regardless of the rate of recovery in housing, we feel we are well-positioned to take advantage of any construction activity in our markets and continue to increase our market share. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow. We have also from time to time utilized our borrowing availability under credit facilities to cover working capital needs.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of sales	79.7%	81.2%	79.0%

Gross margin	20.3%	18.8%	21.0%
Selling, general and administrative expenses	24.8%	27.7%	29.7%
Asset impairments	0.0%	0.1%	0.1%
Facility closure costs	0.3%	0.1%	0.1%

Loss from operations	(4.8)%	(9.1)%	(8.9)%
Interest expense, net	3.2%	4.5%	4.0%
Income tax expense (benefit)	0.3%	(0.2)%	(4.5)%

Loss from continuing operations	(8.3)%	(13.4)%	(8.4)%
Loss from discontinued operations, net of tax	(0.0)%	(0.2)%	(0.7)%

Net loss	(8.3)%	(13.6)%	(9.1)%

2011 Compared with 2010

Sales. Sales for the year ended December 31, 2011 were $779.1 million, an 11.2% increase from sales of $700.3 million for 2010. We achieved this increase in sales despite an 8.6% decline in U.S. single-family housing starts through our ability to increase market share with our existing customers and by adding a significant number of new customers. We estimate our sales volume increased approximately 12% during 2011, which was partially offset by commodity price deflation.

The following table shows sales classified by major product category (dollars in millions):

	2011		2010
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$147.6	18.9%	$135.5	19.3%	9.0%
Windows & doors	183.3	23.5%	161.1	23.0%	13.8%
Lumber & lumber sheet goods	225.0	28.9%	201.4	28.8%	11.7%
Millwork	81.6	10.5%	75.8	10.8%	7.6%
Other building products & services	141.6	18.2%	126.5	18.1%	11.9%

Total sales	$779.1	100.0%	$700.3	100.0%	11.2%

Increased sales volume was achieved across all product categories. Sales of our windows and doors increased $22.2 million, which was primarily attributable to an increase in our sales of assembled and distributed vinyl and aluminum window products. For the lumber and lumber sheet goods category, unit volume increases of approximately $27.8 million were the main driver of the increase, partially offset by approximately $4.2 million in lower customer pricing. Sales of other building products & services increased approximately $15.1 million due largely to increased sales in roofing, hardware and installation services.

Gross Margin. Gross margin increased $26.2 million to $157.9 million. Our gross margin percentage increased from 18.8% in 2010 to 20.3% in 2011, a 1.5 percentage point increase. Our gross margin percentage increased by 0.9 percentage points due to increased sales volume and our ability to leverage fixed costs in cost of goods sold. The remaining increase in our gross margin percentage was primarily due to improved customer pricing, coupled with less volatility in the commodity markets during the current year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 0.6%. Our salaries and benefits expense, excluding stock compensation expense, was $110.5 million for 2011, a decline of $2.0 million from 2010, as we focused on controlling operating costs. Our office general and administrative expense increased $1.1 million, primarily due to the benefit of the $1.2 million litigation settlement we received in 2010. While delivery expenses were relatively flat in total, fuel costs increased due to higher prices and increased sales volume but were offset by lower vehicle and equipment lease expense.

As a percent of sales, selling, general and administrative expenses, excluding stock compensation expense and the benefit of the litigation settlement recorded in 2010, decreased from 27.3% in 2010 to 24.2% in 2011. Salaries and benefits expense, excluding stock compensation expense, as a percentage of sales decreased 1.9% and delivery costs as a percentage of sales decreased by 0.6%. Our office general and administrative expense, excluding the litigation settlement recorded in 2010, as a percentage of sales decreased 0.3% and occupancy decreased by 0.2% due to the fixed nature of the category.

Interest Expense, net. Interest expense was $24.9 million in 2011, a decrease of $6.7 million. The decrease was primarily due to the write-off of $1.6 million of unamortized debt issuance costs related to long-term debt repaid in 2010, $2.5 million of costs incurred related to our recapitalization transaction in 2010, and the write-off of $0.6 million in debt issuance costs related to the capacity reduction of our revolving credit facility in 2010. In addition, interest expense related to our interest rate swaps, which expired during the current year, decreased $4.3 million from 2010. These decreases were partially offset by $1.5 million of interest expense on our term loan agreement entered into in December 2011 and $0.7 million of fair value adjustments on the warrants issued as part of the term loan.

Income Tax Expense (Benefit). We recorded income tax expense of $2.2 million during 2011 compared to an income tax benefit of $1.1 million during 2010. We recorded an after-tax, non-cash valuation allowance of $26.1 million and $35.4 million related to our net deferred tax assets for 2011 and 2010, respectively. Absent this valuation allowance, our effective tax rate would have been 38.3% for both 2011 and 2010.

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

Sales. Sales for the year ended December 31, 2010 were $700.3 million, a 3.3% increase from sales of $677.9 million for 2009. The increase in our sales was primarily due to the effects of commodity inflation partially resulting from demand created by the federal tax credit for first-time homebuyers, which expired in the first half of 2010. As the housing industry continued to struggle during 2010, we maintained our tightened credit policies in order to avoid taking any unnecessary credit risks. While these tighter credit standards may have reduced our growth potential, they were designed to limit our exposure to large write-offs of uncollectible receivable balances in the future. We do, however, believe that we were able to slightly increase share with our Builder 100 customers.

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

Gross Margin. Gross margin decreased $10.7 million to $131.8 million. Our gross margin percentage decreased from 21.0% in 2009 to 18.8% in 2010, a 2.2 percentage point decline. Our gross margin percentage decreased by 2.6 percentage points due to price, due to the negative impact of the commodity price volatility seen during the first half of 2010, along with very competitive pricing conditions. Our gross margin percentage increased 0.3 percentage points due to volume and our ability to leverage fixed costs in cost of goods sold and 0.1 percentage points due to a shift in sales mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.3 million, or 3.6%. Our office general and administrative expense decreased $5.3 million, primarily due to a $1.0 million decrease in depreciation expense, a $1.2 million litigation settlement we received in 2010, as well as $3.2 million of recapitalization costs we incurred in 2009. Additionally, bad debt expense decreased $1.9 million due to tightened credit standards.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and fund capital expenditures. In the past, our capital resources have primarily consisted of cash flows from operations and borrowings under our various credit facilities.

In December of 2011, we entered into a $160.0 million first-lien term loan and a stand-alone letter of credit facility, which provides up to $20.0 million of letters of credit. The term loan, which was issued at 97%, provided $119.6 million of net proceeds after repaying the $20.0 million outstanding under the existing senior secured revolving credit facility, using $14.2 million to collateralize letters of credit outstanding under the new letter of credit facility, and paying fees and expenses related to this transaction. In conjunction with the closing of the term loan, we terminated our existing senior secured revolving credit facility (See Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K). The homebuilding industry, and therefore our industry, has been in a significant downturn since 2006. We are expecting increased stability and a slight improvement in the housing industry in 2012. Beyond 2012, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates. With the sustained downturn in the housing industry, our operations are no longer providing positive cash flows, and we are not expecting our cash flows from operations to be positive in 2012.

Our term loan contains financial covenants, which include maintaining a minimum amount of qualified cash and specified collateral value. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders. Qualified cash must be at least $35.0 million at all times. Specified collateral value is defined as the amount of qualified cash at such time, plus accounts receivable and inventory which meet specified criteria within the term loan agreement. The minimum specified collateral value must equal at least $160 million during the period from March 2 through October 31 of each year and at least $150 million during the balance of the year. The following table shows our qualified cash and specified collateral value as of December 31, 2011 (in thousands):

Cash and cash equivalents	$146,833
Less:
Non-qualified cash	(235)

Qualified cash	146,598

Accounts receivable	76,429
Less:
Ineligible receivables	(89)

Net amount of accounts receivable	76,340

Inventory	73,327
Less:
Inventory limitation*	—

Value of inventory	$73,327

Specified collateral value	$296,265

Minimum specified collateral value	$150,000

*	The value of inventory is limited to 122.222% of the net amount of accounts receivable from November 1 through March 1, and to 100.0% of the net amount of accounts receivable at all other times during the year.

Our liquidity at December 31, 2011 was $111.8 million, which includes $146.8 million in cash, reduced by the $35.0 million minimum qualified cash requirement in our term loan. In addition to the $146.8 million of cash, we also had $15.1 million in restricted cash at December 31, 2011, of which $1.9 million was included in other long-term assets on the balance sheet. Restricted cash consists of the $14.2 million used from the proceeds of the term loan to collateralize letters of credit outstanding under the new letter of credit facility and $0.9 million provided as collateral for other casualty insurance obligations. At December 31, 2011, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

We believe our liquidity is sufficient to meet our needs in 2012. We expect our cash usage for 2012 will be in the range of $45-$55 million and to end the year with (i) cash of $90-$100 million and (ii) liquidity of approximately $55-$65 million, after deducting the $35.0 million minimum qualified cash requirement in our term loan. This forecast is based on 460,000 single-family housing starts for 2012, market prices for commodity products remaining relatively stable for the year, continued improvement in gross margin, an operating expense structure consistent with current levels, and capital expenditures of $8-$10 million. We considered various scenarios when evaluating our liquidity for 2012, including housing starts consistent with 2011. We believe our liquidity is sufficient to meet our 2012 needs. We do not expect working capital or our current financing arrangements to be a source of funds for the next twelve months.

In the event that housing starts or sales volume for 2012 are higher or lower than expected, or if other assumptions used in our forecasting differ from actual results, our forecasted cash usage and liquidity levels may change. Should the current industry conditions continue beyond 2012 or further deteriorate, we may be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps will prove successful if housing activity does not improve.

Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. Our action plan, which consists of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, raising additional capital when needed, and most importantly, conserving cash has allowed us to mitigate the effects of the difficult industry conditions. We will continue to execute this strategy as long as these conditions persist.

Consolidated Cash Flows

Cash used in operating activities was $66.4 million and $41.7 million for 2011 and 2010, respectively. We received a federal income tax refund related to the carry-back of losses of approximately $33.8 million in 2010. Excluding the federal income tax refund received in 2010, our cash used for 2010 was approximately $75.5 million. The decrease in cash used in operating activities, net of the income tax refund, is primarily related to lower operating losses in 2011 compared to 2010 due to increased sales and improved gross margins. This decrease was partially offset by an increase in cash used due to changes in working capital. Of the $66.4 million of cash used in 2011, approximately $24.6 million was due to an increase in working capital, which was primarily related to increases in accounts receivable and inventory to support our strong sales performance. Our asset utilization remained healthy as our accounts receivable days decreased in 2011 compared to 2010, as we increased the rate of our overall receivable collections. Our inventory turns were relatively flat, however, our accounts payable days decreased from 2010. We continue our focus on diligently managing working capital.

Cash used in operating activities increased $39.0 million in 2010 compared to 2009. We received federal income tax refunds related to the carry-back of losses of approximately $33.8 million and $31.8 million in 2010 and 2009, respectively. Excluding the federal income tax refund received in 2010, our cash used for 2010 was approximately $75.5 million. Of this cash used in 2010, approximately $5.5 million related to an increase in working capital, primarily related to increased inventory purchases towards the end of the year in an attempt to protect our first quarter 2011 pricing commitments. The remaining cash used was to fund our operating losses and cash interest payments. Our asset utilization improved as our accounts receivable days decreased in 2010 compared to 2009 as we continued reducing our overall delinquency rate and increased the rate of our overall receivable collections. Our inventory turns remained flat year-over-year and our accounts payable days increased slightly from 2009.

Cash used in investing activities increased by $10.3 million in 2011 compared to 2010. The increase was primarily due to a $14.2 million increase in restricted cash used to collateralize letters of credit outstanding under our letter of credit facility. Capital expenditures decreased $4.2 million as we had fewer buyouts of expiring vehicle and equipment leases in the current year.

Cash used in investing activities increased by $8.2 million in 2010 compared to 2009. The increase was primarily due to a $6.9 million increase in capital expenditures related to buyouts of expiring vehicle and equipment leases. In addition, proceeds from the sale of assets decreased $1.4 million as we actively sold off excess equipment in 2009.

Net cash provided by financing activities increased by $59.4 million in 2011 compared to 2010. In 2011, our net cash provided by financing activities of $128.6 million was primarily due to the $155.2 million of proceeds from our term loan, net of debt discount, partially offset by $20.0 million of payments under our revolving credit facility and $5.3 million used to repay our remaining 2012 notes. The net proceeds received upon completion of our rights offering and debt exchange in the first quarter of 2010 was the primary source of the cash provided in 2010.

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

Capital Resources

First-Lien Term Loan and Letter of Credit Facility

In December 2011, we completed a $160.0 million first-lien term loan which included detachable warrants (“warrants”) that allow for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share. At the same time, we entered into a stand-alone letter of credit facility (“letter of credit facility”), which provides for the issuance of up to $20.0 million of letters of credit. The term loan and the letter of credit facility are both scheduled to mature on September 30, 2015.

The term loan is collateralized by a first lien on substantially all of our assets, and is guaranteed by all of our subsidiaries. Interest accrues on the loan at 3-month LIBOR (subject to a 2% floor) plus 9.5%. The weighted average interest rate on the borrowings outstanding under the term loan was 11.5% at December 31, 2011. Interest on the term loan is payable quarterly in arrears. At any time we can redeem some or all of the loan at a redemption price equal to par plus an applicable prepayment premium that declines ratably to par. In addition to the financial covenants, the term loan contains other restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments. We were not in violation of any of these covenants at December 31, 2011.

The letter of credit facility includes a commitment fee of 0.5% on any unused amount and assesses interest at a rate of 2.0% on any outstanding letters of credit. All letters of credit issued under the letter of credit facility must be collateralized by cash equal to 105% of the face amount of the letters of credit.

Rights Offering and Debt Exchange

In January 2010, we completed a common stock rights offering and debt exchange for our 2012 notes. As part of these transactions, we raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We used $105.1 million of the proceeds from the rights offering to repurchase a portion of the 2012 notes in the debt exchange. We used a portion of the remaining $75.0 million of proceeds to pay expenses of the rights offering and the debt exchange and the remainder was used for general corporate purposes.

In the debt exchange, holders of the 2012 notes exchanged $269.8 million aggregate principal amount of 2012 notes for (i) $139.7 million aggregate principal amount of new 2016 notes, (ii) $105.1 million in cash, and (iii) 7,112,244 shares of our common stock. We also amended the indenture under which the 2012 notes were issued to eliminate substantially all of the restrictive covenants, certain conditions to defeasance, and certain events of default and to release the liens on the collateral securing the 2012 notes. In 2011, we repaid $5.3 million of our remaining 2012 notes.

The $139.7 million in aggregate principal amount of new 2016 notes mature on February 15, 2016. Interest accrues on the 2016 notes at a rate of 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR is reset at the beginning of each quarterly period. The weighted-average interest rate at December 31, 2011 for the 2016 notes was 13.0%. Interest on the floating rate notes is payable quarterly in arrears. At any time we can redeem some or all of the notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the 2016 notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.

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

Long-term debt consisted of the following as of December 31:

	2011	2010
	(In thousands)
Revolving credit facility	$—	$20,000
Term loan	160,000	—
Floating rate notes:
2012 notes	—	5,249
2016 notes	139,718	139,718
Other long-term debt*	4,085	4,135

	303,803	169,102
Unamortized debt discount	(6,294)	—

	297,509	169,102

Less: current portion of long-term debt	54	5,301

Total long-term debt, net of current maturities	$297,455	$163,801

*	We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2012 capital expenditures to be approximately $8 to $10 million primarily related to buyouts of additional expiring equipment and vehicle leases and facility improvements that will be needed to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$303,803	$54	$127	$299,875	$3,747
Interest on long-term debt(1)	149,900	37,857	75,090	35,425	1,528
Operating leases	82,427	19,315	29,293	18,212	15,607
Uncertain tax positions(2)	—	—	—	—	—

Total contractual cash obligations	$536,130	$57,226	$104,510	$353,512	$20,882

(1)	LIBOR rates on our term loan are subject to a 2% floor and LIBOR rates on our 2016 notes are subject to a 3% floor. Therefore, actual interest may differ from the amounts presented above if LIBOR increases to greater than 2%.
(2)	We have $2.3 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.4 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2011. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $1.0 million as of December 31, 2011.

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

Periodically, we perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. We charge these write-offs against our allowance for doubtful accounts. In previous years, we experienced higher than normal past due account balances and as a result, our allowance for doubtful accounts increased as a percentage of trade accounts receivable. In response to these conditions, we tightened our credit standards, lowered credit limits to some of our customers, and in some cases discontinued allowing credit or required collateral to support outstanding receivable balances. As a result, our bad debt expense decreased approximately $0.4 million from 2010, which also resulted in a decrease in allowance for doubtful accounts. Any future decline in the macroeconomic factors that affect the overall housing industry or our specific customers’ business could cause us to revise our estimate of expected losses and increase our allowance for doubtful accounts.

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

We recorded asset impairment charges of $0.8 million and $0.5 million in 2010 and 2009, respectively. We recorded no asset impairment charges in 2011.

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2011, our goodwill balance was $111.2 million, representing 22.7% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition or a significant deterioration in market share. Our industry has been in a significant and severe downturn that began in mid-2006. In this environment, we have closely monitored the trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test and performed interim impairment tests when warranted. The macroeconomic factors that affect our industry, primarily the continued decline in housing starts, have caused us to re-evaluate our expectations for a number of our reporting units. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. We did not have any goodwill impairments in continuing operations in 2011, 2010 or 2009.

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

Significant information and assumptions utilized in estimating future cash flows for our reporting units includes publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect the impact of recent headcount reductions and other cost reduction initiatives and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 5.5x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 14.7% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 4.5x, or increasing the discount rate by 1.0% to 15.7%, would not have changed the results of our impairment testing.

At December 31, 2011, the excess (or “cushion”) of the implied fair value of goodwill over the carrying value of goodwill for each of our five reporting units which have remaining goodwill balances ranged from $8.1 million to $109.5 million. The cushion for one of our reporting units at December 31, 2011, was $8.1 million. Moderate deviations from projected cash flows for this reporting unit could result in future goodwill impairment. This reporting unit had a goodwill balance of $11.0 million at December 31, 2011. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future non-cash impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. At December 31, 2011, we reconciled to within a reasonable range our estimated fair value as determined by the sum of the discounted cash flows of our reporting units to our market capitalization, using an estimated control premium of 29.1%.

Deferred Income Taxes. We assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. We consider the reversal of existing deferred tax liabilities, future taxable income, and tax planning strategies in our assessment. We have certain state income tax carryforwards where we believe it is unlikely that we will realize the benefits associated with these tax carryforwards and have established a valuation allowance against our deferred tax assets. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. Additionally, in light of the continued downturn in the housing market and the uncertainty as to its length and magnitude, we have been in a cumulative loss position for the past few years. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also usually preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, we recorded a valuation allowance of approximately $26.1 million, $35.4 million and $3.9 million related to our continuing operations in 2011, 2010 and 2009, respectively. Further declines in housing activity could cause us to establish additional valuation allowances. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowances.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance under the Intangibles – Goodwill and Other topic of the Codification. The new guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this to be the case, it is then required to perform the current two-step goodwill impairment test to identify any potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. Otherwise, the two-step goodwill impairment test is not required. This guidance becomes effective for us on January 1, 2012, for all annual and interim goodwill impairment tests. We do not expect these changes to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance under the Comprehensive Income topic of the Codification which eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Rather, an entity will be required to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to the guidance issued in June. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. All other requirements of the guidance issued in June was unaffected. All of this guidance becomes effective for us on January 1, 2012. These changes will be for presentation and disclosure only and will have no impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense when market interest rates change. LIBOR rates on our term loan are subject to a 2% floor and LIBOR rates on our 2016 notes are subject to a 3% floor. Interest expense on these debt instruments would not change unless LIBOR increased to greater than 2%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at December 31, 2011, a 1.0% increase in interest rates would not result in any additional interest expense annually.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 2, 2012

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	0000000000	0000000000	0000000000
	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Sales	$779,093	$700,343	$677,886
Cost of sales	621,148	568,587	535,480

Gross margin	157,945	131,756	142,406
Selling, general and administrative expenses	192,959	194,092	201,403
Asset impairments	—	839	470
Facility closure costs	2,461	558	1,200

Loss from operations	(37,475)	(63,733)	(60,667)
Interest expense, net	24,939	31,672	27,045

Loss from continuing operations before income taxes	(62,414)	(95,405)	(87,712)
Income tax expense (benefit)	2,217	(1,112)	(30,823)

Loss from continuing operations	(64,631)	(94,293)	(56,889)
Loss from discontinued operations (net of income tax benefit of $0 in 2011, 2010 and 2009)	(364)	(1,215)	(4,965)

Net loss	$(64,995)	$(95,508)	$(61,854)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.68)	$(1.03)	$(1.45)
Loss from discontinued operations	(0.00)	(0.01)	(0.13)

Net loss	$(0.68)	$(1.04)	$(1.58)

Weighted average common shares outstanding:
Basic and diluted	94,950	91,676	39,164

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$146,833	$103,234
Restricted cash	13,229	—
Accounts receivable, less allowances of $2,138 and $2,444 for 2011 and 2010, respectively	76,429	59,691
Inventories	73,327	63,810
Other current assets	9,843	8,614

Total current assets	319,661	235,349
Property, plant and equipment, net	48,224	57,068
Goodwill	111,193	111,193
Intangible assets, net	1,657	2,200
Other assets, net	8,068	6,994

Total assets	$488,803	$412,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,618	$44,866
Accrued liabilities	25,183	26,284
Current maturities of long-term debt	54	5,301

Total current liabilities	73,855	76,451
Long-term debt, net of current maturities	297,455	163,801
Deferred income taxes	5,539	5,052
Other long-term liabilities	10,730	7,995

Total liabilities	387,579	253,299
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,806 and 96,769 shares issued and outstanding at December 31, 2011 and 2010, respectively	950	949
Additional paid-in capital	359,750	355,194
Accumulated deficit	(259,476)	(194,481)
Accumulated other comprehensive loss	—	(2,157)

Total stockholders’ equity	101,224	159,505

Total liabilities and stockholders’ equity	$488,803	$412,804

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	0000000000	0000000000	0000000000
	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(64,995)	$(95,508)	$(61,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,041	15,433	17,915
Asset impairments	—	839	470
Amortization of deferred loan costs	1,344	5,955	3,763
Amortization of debt discount	106	—	—
Fair value adjustment of stock warrants	736	—	—
Deferred income taxes	1,817	(1,235)	411
Bad debt expense	437	792	2,711
Net non-cash (income) expense from discontinued operations	—	(3)	724
Stock compensation expense	4,559	4,308	2,861
Net gain on sales of assets	(212)	(258)	(601)
Changes in assets and liabilities:
Receivables	(17,175)	40,001	23,030
Inventories	(9,517)	(15,788)	20,846
Other current assets	(1,229)	(873)	617
Other assets and liabilities	384	(280)	(3,555)
Accounts payable	3,752	5,296	4,156
Accrued liabilities	(456)	(399)	(14,240)

Net cash used in operating activities	(66,408)	(41,720)	(2,746)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,792)	(8,953)	(2,103)
Proceeds from sale of property, plant and equipment	349	602	1,986
Increase in restricted cash	(14,165)	—	—

Net cash used in investing activities	(18,608)	(8,351)	(117)

Cash flows from financing activities:
Net payments under revolving credit facility	(20,000)	—	(20,000)
Proceeds from issuance of long term debt	155,200	—	—
Payments of long-term debt and other loans	(5,298)	(105,188)	(43)
Deferred loan costs	(1,285)	(50)	—
Proceeds from rights offering	—	180,107	—
Payment of recapitalization costs	—	(5,631)	(620)
Exercise of stock options	—	—	859
Repurchase of common stock	(2)	(31)	(126)

Net cash provided by (used in) financing activities	128,615	69,207	(19,930)

Net increase (decrease) in cash and cash equivalents	43,599	19,136	(22,793)
Cash and cash equivalents at beginning of period	103,234	84,098	106,891

Cash and cash equivalents at end of period	$146,833	$103,234	$84,098

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
					Accumulated
			Additional Paid		Other
	Common Stock		in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
	(In thousands)
Balance at December 31, 2008	36,128	$357	$146,650	$(37,119)	$(7,414)	$102,474
Issuance of restricted stock, net of forfeitures	9	—	—	—	—	—
Vesting of restricted stock	—	4	(4)	—	—	—
Stock compensation expense	—	—	2,863	—	—	2,863
Exercise of stock options	273	3	856	—	—	859
Repurchase of common stock	(63)	(1)	(125)	—		(126)
Comprehensive loss:
Net loss	—	—	—	(61,854)	—	(61,854)
Change in fair value of interest rate swaps	—	—	—	—	2,731	2,731
Total comprehensive loss	—	—	—	—	—	(59,123)

Balance at December 31, 2009	36,347	363	150,240	(98,973)	(4,683)	46,947
Issuance of restricted stock, net of forfeitures	1,861	—	—	—	—	—
Stock compensation expense	—	—	4,308	—	—	4,308
Repurchase of common stock	(10)	—	(31)	—		(31)
Issuance of common stock from rights offering	51,459	515	175,855	—	—	176,370
Issuance of common stock in debt exchange	7,112	71	24,822	—		24,893
Comprehensive loss:
Net loss	—	—	—	(95,508)	—	(95,508)
Change in fair value of interest rate swaps	—	—	—	—	2,526	2,526
Total comprehensive loss	—	—	—	—	—	(92,982)

Balance at December 31, 2010	96,769	949	355,194	(194,481)	(2,157)	159,505
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—
Vesting of restricted stock	—	1	(1)	—	—	—
Stock compensation expense	—	—	4,559	—	—	4,559
Repurchase of common stock	(1)	—	(2)	—		(2)
Comprehensive loss:
Net loss	—	—	—	(64,995)	—	(64,995)
Change in fair value of interest rate swaps	—	—	—	—	2,157	2,157
Total comprehensive loss	—	—	—	—	—	(62,838)

Balance at December 31, 2011	96,806	$950	$359,750	$(259,476)	$—	$101,224

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

We manage our business as three regional operating groups — Atlantic, Southeast and Central. We serve 32 markets in 9 states, principally in the southern and eastern United States. We have 51 distribution centers and 44 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.

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

Restricted Cash

Restricted cash consists of amounts used to collateralize outstanding letters of credit and other potential casualty insurance obligations and is classified as a current or non-current asset based on its designated purpose.

Financial Instruments

We use financial instruments in the normal course of business as a tool to manage our assets and liabilities. We do not hold or issue financial instruments for trading purposes.

We issued detachable warrants in 2011, which are measured at fair value on a recurring basis as discussed in Note 8.

We utilized interest rate swaps in the past in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes. We measured our interest rate swaps at fair value on a recurring basis as discussed in Note 8.

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

Accounts receivable consisted of the following at December 31:

	2011	2010
	(In thousands)
Trade receivables	$73,375	$58,075
Other	5,192	4,060

Accounts receivable	78,567	62,135
Less: allowance for returns and doubtful accounts	2,138	2,444

Accounts receivable, net	$76,429	$59,691

The following table shows the changes in our allowance for doubtful accounts:

	2011	2010	2009
	(In thousands)
Balance at January 1,	$1,873	$4,221	$5,286
Additions charged to expense:
Continuing operations	437	792	2,711
Discontinued operations	—	—	278
Deductions (write-offs, net of recoveries)	(869)	(3,140)	(4,054)

Balance at December 31,	$1,441	$1,873	$4,221

We also establish reserves for credit memos and customer returns. The reserve balance was $0.7 million, $0.6 million, and $0.7 million at December 31, 2011, 2010, and 2009, respectively. The activity in this reserve was not significant for each year presented.

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

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and aggregated $49.0 million, $49.0 million and $47.5 million in 2011, 2010 and 2009, respectively.

Income Taxes

We account for income taxes utilizing the liability method described in the Income Taxes topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”). Deferred income taxes are recorded to reflect consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable earnings. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Warranty Expense

We have warranty obligations with respect to most manufactured products; however, the liability for the warranty obligations is not significant as a result of third-party inspection and acceptance processes.

Deferred Loan Costs and Debt Discount

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Loan costs incurred are amortized using either the straight-line method or the effective interest method. Debt discount is amortized over the life of the related debt using the effective interest method. Amortization of deferred loan costs and the debt discount are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 8.

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

Long-Lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on our estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, usually the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change. For the years ended December 31, 2010 and 2009, we recorded asset impairment charges of $0.8 million and $0.5 million, respectively. These charges were included in asset impairments in the consolidated statements of operations in their respective years. We did not incur any asset impairment charges in 2011.

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

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2011	2010	2009
	(In thousands)
Weighted average shares for basic EPS	94,950	91,676	39,164
Dilutive effect of options	—	—	—

Weighted average shares for diluted EPS	94,950	91,676	39,164

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings Per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1,795,000, 1,865,000 and 61,000 restricted stock shares excluded from the computation of basic EPS in 2011, 2010 and 2009, respectively, because we generated a net loss. Options to purchase 5,731,000, 5,965,000, and 2,284,000 shares of common stock were not included in the computations of diluted EPS in 2011, 2010, and 2009, respectively, because their effect was anti-dilutive. Warrants to purchase 1,600,000 shares of common stock were not included in the computations of diluted EPS in 2011 because their effect was anti-dilutive. No warrants were outstanding in 2010 and 2009.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended December 31:

2010
Expected life	6.0 years
Expected volatility	99.3%
Expected dividend yield	0.00%
Risk-free rate	2.97%

The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We did not grant any stock option awards in 2011 or 2009.

Recently Issued Accounting Pronouncements

In September 2011, the FASB issued an update to existing guidance under the Intangibles – Goodwill and Other topic of the Codification. The new guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this to be the case, it is then required to perform the current two-step goodwill impairment test to identify any potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any. Otherwise, the two-step goodwill impairment test is not required. This guidance becomes effective for us on January 1, 2012, for all annual and interim goodwill impairment tests. We do not expect these changes to have a material impact on our financial position or results of operations.

In June 2011, the FASB issued guidance under the Comprehensive Income topic of the Codification which eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Rather, an entity will be required to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to the guidance issued in June. This amendment defers the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. All other requirements of the guidance issued in June was unaffected. All of this guidance becomes effective for us on January 1, 2012. These changes will be for presentation and disclosure only and will have no impact on our financial position or results of operations.

Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net (loss) income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. The change in fair value of interest rate swaps was the only item impacting our accumulated other comprehensive loss.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2011	2010
	(In thousands)
Land	$13,992	$13,993
Buildings and improvements	62,331	61,882
Machinery and equipment	89,897	90,952
Furniture and fixtures	18,067	17,929
Construction in progress	2,191	285

Property, plant and equipment	186,478	185,041
Less: accumulated depreciation	138,254	127,973

Property, plant and equipment, net	$48,224	$57,068

Depreciation expense was $13.5 million, $14.9 million and $16.6 million, of which $4.1 million, $5.5 million and $6.8 million was included in cost of sales, in 2011, 2010 and 2009, respectively.

4. Discontinued Operations

In October 2008, we announced our intent to exit the New Jersey market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan prior to December 31, 2008 and have no further significant, continuing involvement in these operations. In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors, including the unfavorable conditions that affect our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan in the second quarter of 2009 and have no further significant, continuing involvement in these operations. The cessation of operations in these markets was treated as discontinued operations as they had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the New Jersey and Ohio markets for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009.

We recognized $0.3 million and $1.1 million of expense in 2011 and 2010, respectively, which was primarily related to future minimum lease obligations on closed facilities, and revisions to sub-rental income estimates. These amounts are included in loss from discontinued operations in the accompanying consolidated statement of operations for the years ended December 31, 2011 and 2010, respectively.

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

An analysis of our facility closure reserves related to our discontinued operations for the periods reflected is as follows:

	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	2009	Additions	Payments	2010	Additions	Payments	2011
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$2,690	$1,054	$(913)	$2,831	$321	$(915)	$2,237
Employee severance and termination benefits	—	—	—	—	—	—	—

Total facility closure reserve	$2,690	$1,054	$(913)	$2,831	$321	$(915)	$2,237

The facility and other exit cost reserves related to our discontinued operations of $2.2 million at December 31, 2011, of which $1.6 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.

Sales and loss before income taxes attributable to our discontinued operations were as follows for the years ended December 31:

	00000000	00000000	00000000
	2011	2010	2009
	(In thousands)
Sales	$—	$—	$6,573
Loss before income taxes	$(364)	$(1,215)	$(4,965)

5. Goodwill

There were no changes in the carrying amount of goodwill in 2011 and 2010.

Since the beginning of 2008, we closely monitored trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with the Intangibles – Goodwill and Other topic of the Codification.

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

We recorded no goodwill impairment charges in 2011, 2010 and 2009.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$3,458	$(1,844)	$3,458	$(1,438)
Non-compete agreements	372	(329)	712	(532)

Total intangible assets	$3,830	$(2,173)	$4,170	$(1,970)

During the years ended December 31, 2011, 2010 and 2009, we recorded amortization expense in relation to the above-listed intangible assets of $0.5 million, $0.5 million, and $1.3 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2012	$449
2013	381
2014	373
2015	287
2016	167

7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2011	2010
	(In thousands)
Accrued payroll and other employee related expenses	$2,687	$3,496
Accrued taxes	5,718	4,935
Insurance self-retention reserves	5,690	6,872
Accrued interest	3,899	2,509
Advances from customers	1,349	1,191
Facility closure reserves	1,503	1,206
Interest rate swaps	—	2,209
Other	4,337	3,866

Total accrued liabilities	$25,183	$26,284

8. Long-Term Debt

Long-term debt consisted of the following at December 31:

	2011	2010
	(In thousands)
Revolving credit facility	$—	$20,000
Term loan	160,000	—
Floating rate notes:
2012 notes	—	5,249
2016 notes	139,718	139,718
Other long-term debt	4,085	4,135

	303,803	169,102
Unamortized debt discount	(6,294)	—

	297,509	169,102

Less: current portion of long-term debt	54	5,301

Total long-term debt, net of current maturities	$297,455	$163,801

2007 Senior Secured Credit Agreement

In 2007, we entered into a $350 million revolving credit facility (the “2007 Agreement”) with a consortium of banks. The available borrowing capacity, or borrowing base, under the $350 million revolving credit line was derived primarily from a percentage of our eligible accounts receivable and inventory, as defined by the agreement. During 2009, we reduced the maximum borrowing capacity under the 2007 Agreement from $350 million to $250 million as allowed by the 2007 Agreement. In November 2010, we amended the 2007 Agreement, further reducing the maximum borrowing capacity from $250 million to $150 million. As part of these reductions, we expensed $0.6 million and $1.2 million related to unamortized debt issuance costs in 2010 and 2009, respectively. Interest rates under the 2007 Agreement were based on a base rate plus an applicable margin. The base rate was the larger of the rate determined by the administrative agent (typically their prime rate) or the Federal Funds Rate plus one-half percent, as each term was defined by the agreement. A variable commitment fee was charged on the unused amount of the revolver and was based on our quarterly average excess availability.

The 2007 Agreement was scheduled to mature in December 2012, however, we repaid the $20 million outstanding and terminated this revolving credit facility in December 2011 in conjunction with the addition of our first-lien term loan and letter of credit facility. As a result, we expensed $0.5 million of unamortized debt issue costs related to the revolving credit facility as a component of interest expense, net.

Floating Rate Notes due 2012

As of December 31, 2010, we had $5.3 million in aggregate principal amount of Floating Rate Notes due February 15, 2012 (“2012 notes”). Interest accrued at a rate of LIBOR plus 4.25%. LIBOR was reset at the beginning of each quarterly period. During 2011, we repaid the remaining $5.3 million of 2012 notes.

First-Lien Term Loan and Letter of Credit Facility

In December 2011, we completed a $160.0 million first-lien term loan that included detachable warrants that allow for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share. These warrants were exercisable immediately upon issuance and expire in December 2018. At the same time, we entered into a stand-alone letter of credit facility (“letter of credit facility”), which provides for the issuance of up to $20.0 million of letters of credit. The term loan and the letter of credit facility are both scheduled to mature on September 30, 2015. The term loan, which was issued at 97%, provided $119.6 million of net proceeds after repaying the $20.0 million outstanding under the existing senior secured revolving credit facility, using $14.2 million to collateralize letters of credit outstanding under the new letter of credit facility, and paying fees and expenses related to this transaction.

The term loan is collateralized by a first lien on substantially all of our assets, and is guaranteed by all of our subsidiaries. Interest accrues on the loan at 3-month LIBOR (subject to a 2% floor) plus 9.5%. The weighted average interest rate on the borrowings outstanding under the term loan was 11.5% at December 31, 2011. Interest on the term loan is payable quarterly in arrears. At any time we can redeem some or all of the loan at a redemption price equal to par plus an applicable prepayment premium that declines ratably to par.

Our term loan contains financial covenants, which include maintaining a minimum amount of qualified cash and specified collateral value. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders. Qualified cash must be at least $35.0 million at all times. Specified collateral value is defined as the amount of qualified cash at such time, plus accounts receivable and inventory which meet specified criteria within the term loan agreement. The value of inventory is limited to 122.222% of the net amount of accounts receivable from November 1 through March 1, and to 100.0% of the net amount of accounts receivable at all other times during the year. The minimum specified collateral value must equal at least $160 million during the period from March 2 through October 31 of each year and at least $150 million during the balance of the year. At December 31, 2011, our qualified cash was $146.6 million and our specified collateral value was $296.3 million. The term loan contains other restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock or other distributions, asset sales and investments. We were not in violation of any of these covenants at December 31, 2011.

The letter of credit facility includes a commitment fee of 0.5% on any unused amount and assesses interest at a rate of 2.0% on any outstanding letters of credit. All letters of credit issued under the letter of credit facility must be collateralized by cash equal to 105% of their face amount.

We have outstanding letters of credit totaling $12.8 million under our 2007 Agreement that principally support our self-retention insurance programs. Upon termination of the 2007 Agreement, we were required to collateralize all letters of credit outstanding under that agreement at 105% of the issued amounts. As such, we issued $13.5 million of letters of credit under the letter of credit facility as collateral. Letters of credit issued under this facility are required to be collateralized at 105%. We collateralized these letters of credit with $14.2 million of restricted cash, of which $1.9 million was included in other assets, net. In 2012, we intend to cancel the $12.8 million of outstanding letters of credit under the 2007 Agreement and reissue them under the letter of credit facility, thus resulting in a reduction of the total amount of letters of credit outstanding.

Rights Offering and Debt Exchange

In January 2010, we completed a common stock rights offering and debt exchange for our 2012 notes. As part of these transactions, we raised $180.1 million of new equity capital through the issuance of 51,459,184 shares of common stock in the rights offering at a subscription price of $3.50 per share. We used $105.1 million of the proceeds from the rights offering to repurchase a portion of the 2012 notes in the debt exchange. We used a portion of the remaining $75.0 million of proceeds to pay expenses of the rights offering and the debt exchange and the remainder was used for general corporate purposes.

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

Second Priority Senior Secured Floating Rate Notes due 2016

As of December 31, 2011, we have $139.7 million in aggregate principal amount of 2016 notes that mature on February 15, 2016. Interest accrues on the 2016 notes at a 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR is reset at the beginning of each quarterly period. The weighted-average interest rate at December 31, 2011 for the 2016 notes was 13.0%. Interest on the 2016 notes is payable quarterly in arrears. At any time we can redeem some or all of the 2016 notes at a redemption price equal to par plus a specified premium that declines ratably to par. In the event of a change in control, we may be required to offer to purchase the 2016 notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.

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

Interest Rate Swaps

We entered into interest rate swaps in the past in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes. We had two interest rate swap agreements with notional amounts of $100 million and $50 million, which expired in May 2011.

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

The only financial instruments measured at fair value on a recurring basis were our warrants and the expired interest rate swaps.

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations for the years ended December 31 (in thousands):

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI*			Location of Loss Reclassified	Amount of Loss Reclassified from OCI Into Income*
	2011	2010	2009	from OCI into Income	2011	2010	2009
Interest rate swaps	$—	$—	$(3,357)	Interest expense, net	$—	$—	$(6,088)

	00000000	00000000	00000000	00000000
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income	Amount of Loss Recognized in Income*
		2011	2010	2009
Interest rate swaps	Interest expense, net	$(2,165)	$(3,804)	$—
Warrants	Interest expense, net	(736)	—	—

Total		$(2,901)	$(3,804)	$—

*	Net of tax

We use the income approach to value our warrants by using the Black-Scholes option-pricing model. Using this model, the risk-free interest rate is based on the U.S. Treasury yield curve in effect on the valuation date. The expected life is based on the period of time until the expiration of the warrants. Expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the warrants. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future.

We do not trade in swaps or hold them for speculative purposes, therefore, the retail market that exists for swaps would have been the most advantageous market for our interest rate swaps. As such, we used the market approach to value our interest rate swaps by obtaining a quote from the counterparty that was based on a discounted cash flow analysis which incorporated information obtained from third-party market sources and was adjusted for company specific credit risk. We validated the fair value quote obtained from the counterparty by using an independent, third-party discounted cash flow analysis which also utilized market information. In addition to the term and notional amount inputs, the valuation also factored in discount rate, forward yield curves, and credit risk.

These techniques incorporate Level 1 and Level 2 inputs. Significant inputs to the derivative valuation for interest rate swaps and warrants are observable in the active markets and are classified as Level 2 in the hierarchy.

The following fair value hierarchy table presents information about our financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of December 31, 2011	Fair Value Measurement as of December 31, 2011	Carrying Value As of December 31, 2010	Fair Value Measurement as of December 31, 2010
Interest rate swaps (included in Accrued liabilities)	$—	$—	$2,209	$2,209
Warrants (included in Other long-term liabilities)	2,336	2,336	—	—

Total	$2,336	$2,336	$2,209	$2,209

We have elected to continue to report the value of our term loan and floating rate notes at amortized cost. The fair value of the floating rate notes at December 31, 2011, was approximately $123.0 million. The carrying value of the term loan at December 31, 2011, approximates fair value.

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

Future maturities of long-term debt as of December 31, 2011 were as follows (in thousands):

Year ending December 31,
2012	$54
2013	60
2014	67
2015	160,074
2016	139,801
Thereafter	3,747

Total long-term debt (including current portion)	$303,803

9. Employee Stock-Based Compensation

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. In January 2010, our shareholders approved an amendment to our 2007 Plan which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 7.0 million, subject to adjustment as provided by the 2007 Plan. No more than 7.0 million shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2007 Plan, and no more than 3.5 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Historically, awards granted under the 2007 Plan generally vest ratably over a three to four-year period. As of December 31, 2011, 1.3 million shares were available for issuance under the 2007 Plan, 1.3 million of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan (“2005 Plan”), we are authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or SARs granted under the 2005 Plan, and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of December 31, 2011, 655,000 shares were available for issuance under the 2005 Plan, 346,000 of which may be made subject to stock-based awards other than options or SARs.

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

In 2011, our board of directors approved a ten year extension of the option termination date for all outstanding awards under the 1998 Plan. These awards originally had a contractual life of ten years and were set to expire at various times within the next three years. No other terms and conditions of the original agreements were modified. This extension of the option termination date was treated as a modification of the original options. The compensation expense for the incremental difference between the fair value of the modified options and the fair value of the original options on the date of modification, reflecting the current facts and circumstances on the modification date, was recorded immediately as all of the modified awards were fully vested and the modification only changed the option termination date. The $0.9 million of additional stock compensation expense is included in selling, general and administrative expenses for the year ended December 31, 2011, in the accompanying consolidated statements of operations.

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2010	5,965	$3.92
Granted	—	$—
Exercised	—	$—
Forfeited	(234)	$3.94

Outstanding at December 31, 2011	5,731	$3.92	8.3	$—

Exercisable at December 31, 2011	2,071	$5.21	8.5	$—

The outstanding options at December 31, 2011 include options to purchase 3,964,000 shares granted under the 2007 Plan, 790,000 shares granted under the 2005 Plan and 977,000 shares under the 1998 Plan. As of December 31, 2011, options to purchase 309,000 shares under the 2007 Plan, 790,000 shares under the 2005 Plan and 972,000 shares under the 1998 Plan awards were exercisable. The weighted average grant date fair value of options granted during the year ended December 31, 2010 was $2.54 per share. No option awards were granted during 2011 and 2009. The total intrinsic value of options exercised during the year ended December 31, 2009 was $0.2 million. We realized no tax benefits for stock options exercised during the year ended December 31, 2009. No options were exercised in 2011 and 2010.

Outstanding and exercisable stock options at December 31, 2011 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15	977	$3.15	11.0	972	$3.15
$3.19 - $3.24	3,655	$3.19	8.1	—	$—
$6.70 - $7.15	1,099	$7.02	6.3	1,099	$7.02

$3.15 - $7.15	5,731	$3.92	8.3	2,071	$5.21

The following table summarizes restricted stock activity for the year ended December 31, 2011 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,865	$3.09
Granted	68	$2.22
Vested	(108)	$2.24
Forfeited	(30)	$3.19

Nonvested at December 31, 2011	1,795	$3.11

Our results of operations included stock compensation expense of $4.6 million ($4.6 million net of taxes), $4.3 million ($4.3 million net of taxes) and $2.9 million ($2.9 million net of taxes) for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $7.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

10. Facility Closure Costs

During 2011, we developed and executed plans to close five facilities: a distribution facility and a manufacturing facility in South Carolina, a distribution facility in Georgia, a distribution facility in Maryland, and a manufacturing facility in Florida. We also idled a manufacturing facility in South Carolina. Of the five facilities we closed in 2011, two of the distribution facilities and one of the manufacturing facilities were previously idled. These previously idled facilities were closed due to the continued depressed market conditions, the housing recovery taking longer than originally anticipated, our ability to adequately service our customers from other existing locations in the market, and in one location our success in finding a subtenant to partially offset our remaining future lease obligations. In 2011, we recognized $2.6 million in expense, which was primarily related to future minimum lease obligations on our vacated facilities, net of estimated sub-rental lease income. Of the $2.6 million we recognized in expense during 2011, $2.5 million was included in facility closure costs and $0.1 million was included in interest expense, net in the accompanying consolidated statement of operations.

During 2010, we idled six facilities: two distribution facilities in South Carolina, two manufacturing facilities in Florida, and two manufacturing facilities in Maryland. We also closed one distribution facility in South Carolina. We recognized $0.7 million in expense, which was primarily related to employee severance and termination benefits for these idled and closed facilities and revisions to sub-rental income estimates on other closed facilities. Of the $0.7 million recognized in expense during 2010, $0.6 was included in facility closure costs and $0.1 million was included in interest expense, net in the accompanying consolidated statement of operations.

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

An analysis of our facility closure reserves for the periods reflected is as follows:

	2009	Additions	Payments	2010	Additions	Payments	2011
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$2,330	$488	$(1,071)	$1,747	$2,578	$(1,177)	$3,148
Employee severance and termination benefits	—	246	(234)	12	10	(22)	—

Total facility closure reserve	$2,330	$734	$(1,305)	$1,759	$2,588	$(1,199)	$3,148

The facility and other exit cost reserves of $3.1 million at December 31, 2011, of which $2.2 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.

As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market we may temporary close, or idle, facilities with plans to reopen these facilities once demand returns to the market. At December 31, 2011, we had eight idled facilities; three in Florida, three in South Carolina and two in Maryland. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in our markets worsen, or recovery take significantly longer than forecasted, we may temporarily idle or permanently close additional facilities, at which time we may incur additional facility closure costs or asset impairment charges. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We continuously monitor economic conditions in all our markets, and while at the present time there are no plans to close or idle additional facilities, changes in market conditions may warrant future closings or idling of facilities.

11. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Current:
Federal	$—	$(98)	$(31,736)
State	400	221	502

	400	123	(31,234)

Deferred:
Federal	1,689	(1,384)	378
State	128	149	33

	1,817	(1,235)	411

Income tax expense (benefit)	$2,217	$(1,112)	$(30,823)

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2011	2010
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$581	$463
Insurance reserves	2,635	3,108
Facility closure reserves	2,097	1,778
Stock-based compensation expense	6,288	4,692
Accounts receivable	553	714
Inventories	1,364	1,303
Operating loss and credit carryforwards	92,051	67,258
Interest rate swap agreements	—	773
Goodwill and other intangible assets	4,510	5,519
Property, plant and equipment	5,742	5,665
Other	482	425

	116,303	91,698

Valuation allowance	(112,392)	(87,664)

Total deferred tax assets	3,911	4,034

Deferred tax liabilities related to:
Prepaid expenses	1,197	1,261
Goodwill and other intangible assets	6,996	6,549

Total deferred tax liabilities	8,193	7,810

Net deferred tax liability	$(4,282)	$(3,776)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	3.9	3.3	3.1
Effect of changes in tax law	—	—	2.4
Valuation allowance	(41.8)	(37.1)	(4.4)
Other	(0.7)	—	(1.0)

	(3.6)%	1.2%	35.1%

We have $536.2 million of state operating loss carry-forwards, which includes $2.8 million of state tax credit carry-forwards expiring at various dates through 2032. We also have $185.4 million of federal net operating loss carry-forwards that will expire at various dates through 2032. The federal and state operating loss carry-forwards exclude approximately $1.8 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2011. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude, we have been in a cumulative loss position for the past few years. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. As such, we recorded a valuation allowance of approximately $26.1 million, $35.4 million, and $3.9 million in 2011, 2010, and 2009, respectively, related to our continuing operations. In connection with the expiration of our interest rate swaps during the current year, we reclassified $1.3 million of valuation allowance from accumulated other comprehensive loss to income tax expense in 2011. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.

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

The following table shows the changes in our valuation allowance:

	2011	2010	2009
	(In thousands)
Balance at January 1,	$87,664	$52,839	$51,056
Additions charged to expense:
Continuing operations	26,090	35,393	3,883
Discontinued operations	147	469	—
Deductions	(1,509)	(1,037)	(2,100)

Balance at December 31,	$112,392	$87,664	$52,839

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and extended the carry-back period to up to five years for which current year losses can be offset against previously generated taxable income. Due to this federal tax legislation, we were able to carry back losses generated in 2009 against taxable income generated in 2006, 2005, and 2004. As a result, we recorded an income tax receivable of approximately $33.8 million in 2009. We recognized an income tax benefit of $2.1 million in continuing operations related to losses generated by our discontinued operations due to this change in tax law. No state in which we file adopted the Act, and as such no state benefits were realized from the extended carry-back provision.

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $0.0 million, $0.1 million and $0.1 million in 2011, 2010 and 2009, respectively. We had a total of $0.4 and $0.4 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2011 and 2010, respectively.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2011	2010	2009
	(In thousands)
Balance at January 1,	$2,069	$2,396	$1,291
Tax positions taken in prior periods:
Gross increases	18	2	22
Gross decreases	—	(324)	—
Tax positions taken in current period:
Gross increases	170	105	1,084
Lapse of applicable statute of limitations	—	(110)	(1)

Balance at December 31,	$2,257	$2,069	$2,396

If our uncertain tax positions were recognized, a benefit of $0.4 million, net of any U.S. Federal tax benefit, would affect our effective income tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. We report in 17 states with various years open to examination.

12. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $0.3 million, $0.3 million and $0.8 million in 2011, 2010 and 2009, respectively, for contributions to the plan.

13. Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $22.3 million, $27.1 million and $31.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $1.0 million as of December 31, 2011. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2012	$1,116	$19,315
2013	825	15,476
2014	518	13,816
2015	163	10,643
2016	—	7,569
Thereafter	—	15,608

	$2,622	$82,427

*	Includes related party future minimum commitments for noncancelable operating leases.

We have outstanding letters of credit totaling $12.8 million under our 2007 Agreement that principally support our self-retention insurance programs. Upon termination of the 2007 Agreement, we were required to collateralize all letters of credit outstanding under that agreement at 105% of the issued amounts. As such, we issued $13.5 million of letters of credit under the letter of credit facility as collateral. Letters of credit issued under this facility are required to be collateralized at 105%. We collateralized these letters of credit with $14.2 million of restricted cash. In 2012, we intend to cancel the $12.8 million of outstanding letters of credit under the 2007 Agreement and reissue them under the letter of credit facility, thus resulting in a reduction of the total amount of letters of credit outstanding.

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

Sales by product category were as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Prefabricated components	$147,608	$135,469	$129,781
Windows & doors	183,313	161,079	163,952
Lumber & lumber sheet goods	225,002	201,445	164,627
Millwork	81,577	75,843	72,798
Other building products & services	141,593	126,507	146,728

Total sales	$779,093	$700,343	$677,886

15. Related Party Transactions

An affiliate of JLL Partners, Inc. is a principal beneficial owner of PGT, Inc. Floyd F. Sherman, our president and chief executive officer, serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $3.8 million, $2.7 million and $3.0 million in 2011, 2010 and 2009, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.6 million and $0.3 million as of December 31, 2011 and 2010, respectively.

In 2011, 2010 and 2009, we paid approximately $1.2 million, $1.3 million and $1.3 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2011, our top 10 customers accounted for approximately 23.3% of our sales, and no single customer accounted for more than 5% of sales.

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 9% of our total materials purchased in 2011.

17. Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2011	2010	2009
	(In thousands)
Cash payments for interest	$22,759	$24,263	$23,648
Cash payments (refunds) for income taxes	257	(33,531)	(32,758)
Supplemental schedule of non-cash financing activities:
Issuance of common stock to extinguish debt	—	24,893	—

18. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2011 and 2010 (in thousands, except per share amounts):

	2011
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$162,829		$206,393		$217,194		$192,677
Gross margin	31,433		42,803		44,439		39,270
Loss from continuing operations	(21,148	)(1)	(15,375	)(2)	(11,463	)(3)	(16,645	)(4)
Loss from discontinued operations, net of tax	(101)		(109)		(101)		(53)
Net loss	(21,249)		(15,484)		(11,564)		(16,698)
Basic and diluted net loss per share
Loss from continuing operations	$(0.22	)(1)	$(0.16	)(2)	$(0.12	)(3)	$(0.18	)(4)
Loss from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)

Net loss	$(0.22)		$(0.16)		$(0.12)		$(0.18)

	2010
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$161,373		$211,483		$180,394		$147,093
Gross margin	29,431		38,735		35,529		28,061
Loss from continuing operations	(31,200	)(5)	(18,920	)(6)	(19,675	)(7)	(24,498	)(8)
Loss from discontinued operations, net of tax	(186)		(119)		(795)		(115)
Net loss	(31,386)		(19,039)		(20,470)		(24,613)
Basic and diluted net loss per share
Loss from continuing operations	$(0.38	)(5)	$(0.20	)(6)	$(0.21	)(7)	$(0.26	)(8)
Loss from discontinued operations	(0.00)		(0.00)		(0.01)		(0.00)

Net loss	$(0.38)		$(0.20)		$(0.22)		$(0.26)

(1)	Includes transaction costs of $0.9 million as discussed in Note 8 and a valuation allowance of $8.1 million as discussed in Note 11.
(2)	Includes facility closure costs of $1.9 million as discussed in Note 10 and a valuation allowance of $6.8 million as discussed in Note 11.
(3)	Includes a valuation allowance of $4.7 million as discussed in Note 11.
(4)	Includes write-off of deferred financing costs of $0.5 million as discussed in Note 8, facility closure costs of $0.4 million as discussed in Note 10, and a valuation allowance of $6.5 million as discussed in Note 11.
(5)	Includes write-off of deferred financing costs of $4.1 million as discussed in Note 8 and a valuation allowance of $11.6 million as discussed in Note 11.
(6)	Includes a valuation allowance of $7.1 million as discussed in Note 11.
(7)	Includes facility closure costs of $0.4 million as discussed in Note 10 and a valuation allowance of $7.2 million as discussed in Note 11.
(8)	Includes write-off of deferred financing costs of $0.6 million as discussed in Note 8 and a valuation allowance of $9.4 million as discussed in Note 11.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2011, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2012 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2012 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 23, 2012 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2012 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2012 under the caption “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) See the index to consolidated financial statements provided in Item 8 for a list of the financial statements filed as part of this report.

(2) Financial statement schedules are omitted because they are either not applicable or not material.

(3) The following documents are filed, furnished or incorporated by reference as exhibits to this report as required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.1	Financing Agreement dated as of December 2, 2011 by and among Builders FirstSource, Inc., certain of its subsidiaries as borrowers, certain of its subsidiaries as guarantors, Highbridge Onshore Senior Investments, LLC, Highbridge Principal Strategies – Senior Loan Fund II, L.P., and Highbridge Senior Loan Sector A Investment Fund, L.P., as lenders, and Highbridge Principal Strategies, LLC, as collateral agent and administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2011, File Number 0-51357)

10.2	Pledge and Security Agreement dated as of December 2, 2011 made by Builders FirstSource, Inc. and its subsidiaries as grantors in favor of Highbridge Principal Strategies, LLC, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2011, File Number 0-51357)

10.3	Warrant Issuance Agreement, dated as of December 2, 2011, by and among Builders FirstSource, Inc., Highbridge Principal Strategies – Senior Loan Fund II, L.P., Highbridge Onshore Senior Investments, LLC, and Highbridge Senior Loan Sector A Investment Fund, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2011, File Number 0-51357)

10.4	Form of Warrant issued pursuant to the Warrant Issuance Agreement dated December 2, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2011, File Number 0-51357)

10.5	Collateral Trust Agreement, dated as of February 11, 2005, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.6	Confirmation of Reformation of Collateral Trust Agreement, dated as of December 14, 2007, among Builders FirstSource, Inc., the other Pledgors party thereto, UBS AG, Stamford Branch, as Administrative Agent under the Credit Agreement, Wilmington Trust Company, as Trustee under the Indenture, UBS AG, Stamford Branch, as Priority Collateral Trustee, and UBS AG, Stamford Branch, as Parity Collateral Trustee (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.7	Second Lien Pledge and Security Agreement, dated as of January 21, 2010, by and among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Collateral Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

10.8	Investment Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the Securities and Exchange Commission on December 3, 2009, File Number 333-162906)

10.9	Amendment No. 1 to Investment Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.10	Support Agreement, dated as of October 23, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.11	Amendment No. 1 to Support Agreement, dated as of December 2, 2009, among Builders FirstSource, Inc. and certain holders of our Second Priority Senior Secured Floating Rate Notes Due 2012 party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 3, 2009, File Number 0-51357)

10.12+	Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.13+	Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.14+	2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.15+	Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.16+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 4, 2005, File Number 0-51357)

10.17+	2005 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 30, 2005, File Number 0-51357)

10.18+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.19+	2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.20+	2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.21+	Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.22+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.23+	2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.24+	2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.25+	Builders FirstSource, Inc. Amended and Restated Independent Director Compensation Policy (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on August 3, 2006, File Number 0-51357)

10.26+	Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.27+	Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.28+	Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.29+	Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.30+	Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

10.31+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.32+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.33+	Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.34+	Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

14.1	Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

14.2	Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included as part of signature page)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on March 2, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) Consolidated Balance Sheets at December 31, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith
**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.
***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.
+	Indicates a management contract or compensatory plan or arrangement

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

March 2, 2012

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

Signature	Title	Date

/s/ FLOYD F. SHERMAN Floyd F. Sherman	President and Chief Executive Officer (Principal Executive Officer and Director)	March 2, 2012

/s/ M. CHAD CROW M. Chad Crow	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2012

/s/ PAUL S. LEVY Paul S. Levy	Chairman and Director	March 2, 2012

/s/ DAVID A. BARR David A. Barr	Director	March 2, 2012

/s/ CLEVELAND A. CHRISTOPHE Cleveland A. Christophe	Director	March 2, 2012

/s/ DANIEL AGROSKIN Daniel Agroskin	Director	March 2, 2012

/s/ MICHAEL GRAFF Michael Graff	Director	March 2, 2012

/s/ ROBERT C. GRIFFIN Robert C. Griffin	Director	March 2, 2012

/s/ KEVIN J. KRUSE Kevin J. Kruse	Director	March 2, 2012

/s/ BRETT N. MILGRIM Brett N. Milgrim	Director	March 2, 2012

/s/ CRAIG A. STEINKE Craig A. Steinke	Director	March 2, 2012