Form 10-Q
period 2012-03-31
Builders FirstSource, Inc.
filed 2012-05-04
CIK 1316835

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 2, 2012 was 96,683,747.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except per share amounts)
Sales	$219,389	$162,829
Cost of sales	174,270	131,396

Gross margin	45,119	31,433
Selling, general and administrative expenses	50,961	46,723

Loss from operations	(5,842)	(15,290)
Interest expense, net	13,105	5,875

Loss from continuing operations before income taxes	(18,947)	(21,165)
Income tax expense (benefit)	174	(17)

Loss from continuing operations	(19,121)	(21,148)
Loss from discontinued operations (net of income tax benefit of $0 in 2012 and 2011)	(67)	(101)

Net loss	$(19,188)	$(21,249)

Comprehensive loss	$(19,188)	$(20,870)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.20)	$(0.22)
Loss from discontinued operations	(0.00)	(0.00)

Net loss	$(0.20)	$(0.22)

Weighted average common shares outstanding:
Basic and diluted	95,261	94,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$129,629	$146,833
Restricted cash	13,378	13,229
Accounts receivable, less allowances of $2,201 and $2,138 at March 31, 2012 and December 31, 2011, respectively	93,736	76,429
Inventories	82,075	73,327
Other current assets	8,719	9,843

Total current assets	327,537	319,661
Property, plant and equipment, net	47,240	48,224
Goodwill	111,193	111,193
Other assets, net	9,349	9,725

Total assets	$495,319	$488,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,449	$48,618
Accrued liabilities	30,290	25,183
Current maturities of long-term debt	56	54

Total current liabilities	95,795	73,855
Long-term debt, net of current maturities	297,769	297,455
Other long-term liabilities	19,314	16,269

Total liabilities	412,878	387,579
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,644 and 96,806 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	954	950
Additional paid-in capital	360,151	359,750
Accumulated deficit	(278,664)	(259,476)

Total stockholders’ equity	82,441	101,224

Total liabilities and stockholders’ equity	$495,319	$488,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,188)	$(21,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,850	3,685
Amortization of deferred loan costs	171	209
Amortization of debt discount	328	-
Fair value adjustment of stock warrants	3,148	-
Deferred income taxes	116	(66)
Bad debt expense	62	147
Stock compensation expense	803	1,051
Net gain on sales of assets	(31)	(165)
Changes in assets and liabilities:
Receivables	(17,369)	(12,169)
Inventories	(8,748)	(8,949)
Other current assets	1,124	777
Other assets and liabilities	(723)	(512)
Accounts payable	16,831	10,327
Accrued liabilities	5,721	1,584

Net cash used in operating activities	(14,905)	(25,330)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,746)	(527)
Proceeds from sale of property, plant and equipment	31	252
Decrease in restricted cash	114	-

Net cash used in investing activities	(1,601)	(275)

Cash flows from financing activities:
Payments of long-term debt and other loans	(13)	(12)
Deferred loan costs	(287)	-
Exercise of stock options	98	-
Repurchase of common stock	(496)	(2)

Net cash used in financing activities	(698)	(14)

Net change in cash and cash equivalents	(17,204)	(25,619)
Cash and cash equivalents at beginning of period	146,833	103,234

Cash and cash equivalents at end of period	$129,629	$77,615

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

    The condensed consolidated balance sheet as of December 31, 2011 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2011 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2011 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

2. Net Loss per Common Share

    Net loss per common share (“EPS”) is calculated in accordance with the Earnings per Share topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.

    Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.2 million and 1.9 million restricted stock shares excluded from the computations of basic EPS for the three months ended March 31, 2012 and 2011, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.6 million and 5.9 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2012 and 2011, respectively, because their effect was anti-dilutive. Warrants to purchase 1,600,000 shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2012 because their effect was anti-dilutive. No warrants were outstanding in the three months ended March 31, 2011.

3. Debt

    Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Term loan	$160,000	$160,000
Floating rate notes	139,718	139,718
Other long-term debt	4,073	4,085

	303,791	303,803
Unamortized debt discount	(5,966)	(6,294)

	297,825	297,509

Less: current portion of long-term debt	56	54

Total long-term debt, net of current maturities	$297,769	$297,455

    We issued detachable warrants in connection with the term loan entered into in 2011. These warrants, which allow for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share, were exercisable immediately upon issuance and expire in December 2018.

    In the past, we entered into interest rate swaps in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our floating rate notes. We had two interest rate swap agreements with notional amounts of $100 million and $50 million, which expired in May 2011.

    The only financial instruments measured at fair value on a recurring basis were our warrants and the expired interest rate swaps.

    The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income	Amount of Loss Recognized in Income*
		Three Months Ended March 31,
		2012	2011
Interest rate swaps	Interest expense, net	$-	$(386)
Warrants	Interest expense, net	(3,148)	-

Total		$(3,148)	$(386)

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

    The following fair value hierarchy table presents information about our financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of March 31, 2012	Fair Value Measurement as of March 31, 2012	Carrying Value As of December 31, 2011	Fair Value Measurement as of December 31, 2011
Warrants (included in Other long-term liabilities)	$ 5,484	$ 5,484	$ 2,336	$ 2,336

    We have elected to continue to report the value of our term loan and floating rate notes at amortized cost. The fair value of the floating rate notes at March 31, 2012, was approximately $125.7 million and was determined using Level 2 inputs based on market prices. The carrying value of the term loan at March 31, 2012, approximates fair value as the term loan agreement contains a variable interest rate and the value of qualified cash and specified collateral exceeded the minimum value required per the agreement. As such, the fair value measurement of the term loan was also classified as Level 2 in the hierarchy.

4. Comprehensive Loss

    The following table presents the components of comprehensive loss for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss	$(19,188)	$(21,249)
Other comprehensive income — changes related to interest rate swap agreements, net of related tax effect	-	379

Total comprehensive loss	$(19,188)	$(20,870)

5. Income Taxes

    In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. We recorded an additional valuation allowance of $7.0 million and $8.1 million for the three months ended March 31, 2012 and 2011, respectively, related to the net deferred tax assets generated by our loss from continuing operations.

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

    Sales by product category for the three month periods ended March 31, 2012 and 2011 were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Prefabricated components	$43,449	$30,783
Windows & doors	49,726	38,265
Lumber & lumber sheet goods	66,430	48,110
Millwork	21,403	17,691
Other building products & services	38,381	27,980

Total sales	$219,389	$162,829

8. Recent Accounting Pronouncements

    There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s

    Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

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

    We group our building products into five product categories:

•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name.

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

    Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. Housing starts remain at low levels, but industry forecasters expect to see some improvement over the next few years. We also believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate.

•

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue due to the better liquidity and land positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 46.7% compared to the first quarter of 2011, while actual U.S. single-family housing starts increased 16.8% over that same time period. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to grow and expand into new markets as well as maintain our current market share through the current downturn. Additionally, during this downturn, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

    Though the homebuilding industry has shown some improvements, a difficult environment still persists as the level of housing starts remains near historic lows. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts at March 31, 2012 was 462,000, a 10.5% improvement from one year ago but approximately 71% lower than when the downturn began in 2006. For the current quarter, actual U.S. single-family housing starts were 104,600, a 16.8% increase compared to the first quarter of 2011. The housing industry continues to struggle due to the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, excess home inventory and high unemployment rates, among other factors. The National Association of Homebuilders (“NAHB”) is forecasting 506,000 U.S. single-family housing starts for 2012, which is up approximately 16.6% from 2011, but still well below historical averages.

    Despite these difficult conditions, our sales for the first quarter of 2012 were up 34.7% over the same period last year. We believe our broad offering of building products and construction services represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volume despite these difficult housing conditions, as we gained market share by expanding our customer base and promoting our wide array of products and services to existing and new customers. We were also able to increase our gross margin percentage by 1.3 percentage points during the first quarter of 2012 compared to the first quarter of 2011, largely due to increased sales volume and our ability to leverage fixed costs within cost of goods sold. We have continued to manage our operating expenses with a key focus on conserving liquidity. Our selling, general and administrative expenses, as a percentage of sales, decreased 5.5% in the quarter compared to the same period a year ago. We have made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. The continued execution of our cost containment strategies along with our improved operating results contributed to us ending the quarter with $94.6 million of liquidity, which includes $129.6 million of cash reduced by the $35.0 million minimum cash requirement in our term loan.

    We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We believe we are well-positioned to take advantage of any construction activity in our markets and will continue to increase our market share. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business when market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

    The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow. In the past, we have also utilized borrowing availability under credit facilities to cover working capital needs.

RESULTS OF OPERATIONS

    The following table sets forth, for the three months ended March 31, 2012 and 2011, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2012	2011
Sales	100.0%	100.0%
Cost of sales	79.4%	80.7%

Gross margin	20.6%	19.3%
Selling, general and administrative expenses	23.2%	28.7%

Loss from operations	(2.6)%	(9.4)%
Interest expense, net	6.0%	3.6%
Income tax expense (benefit)	0.1%	(0.0)%

Loss from continuing operations	(8.7)%	(13.0)%
Loss from discontinued operations, net of tax	(0.0)%	(0.0)%

Net loss	(8.7)%	(13.0)%

  Three Months Ended March 31, 2012 Compared with the Three Months Ended March 31, 2011

    Sales. Sales for the three months ended March 31, 2012 were $219.4 million, a 34.7% increase over sales of $162.8 million for the three months ended March 31, 2011. We achieved this increase in sales despite actual U.S. single-family housing starts increasing only 16.8% in the first quarter of 2012 as compared to the first quarter of 2011. The increase was primarily due to increased sales volume as commodity prices for lumber and lumber sheet goods in the quarter were, on average, comparable to the same period a year ago. The increased sales volume was achieved across all product categories, as we continued to expand our customer base while increasing our sales to existing customers.

    The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2012		2011
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$43.5	19.8%	$30.8	18.9%	41.1%
Windows & doors	49.7	22.7%	38.2	23.5%	30.0%
Lumber & lumber sheet goods	66.4	30.3%	48.1	29.5%	38.1%
Millwork	21.4	9.7%	17.7	10.9%	21.0%
Other building products & services	38.4	17.5%	28.0	17.2%	37.2%

Total sales	$219.4	100.0%	$162.8	100.0%	34.7%

    Gross Margin.    Gross margin increased $13.7 million to $45.1 million. Our gross margin percentage increased from 19.3% in the first quarter of 2011 to 20.6% in the current quarter, a 1.3 percentage point increase. Our gross margin percentage increased primarily due to increased sales volume and our ability to leverage fixed costs in cost of goods sold.

    Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $4.2 million, or 9.1%. Our salaries and benefits expense, excluding stock compensation expense, was $31.1 million, an increase of $4.5 million from the first quarter of 2011. Delivery expense increased $0.6 million as compared to the first quarter of 2011, primarily due to fuel costs related to higher prices and increased sales volume. Our office general and administrative expense decreased $0.7 million from the first quarter of 2011, primarily due to a reduction in professional service fees.

    As a percentage of sales, selling, general and administrative expenses decreased from 28.7% in 2011 to 23.2% in 2012. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 2.1%, office general and administrative expense decreased 1.1%, and delivery costs decreased by 1.2%. We continue to monitor our operating cost structure closely and make adjustments as necessary.

    Interest Expense, net.    Interest expense was $13.1 million in the first quarter of 2012, an increase of $7.2 million from the first quarter of 2011. The increase was primarily due to $4.7 million of interest expense on our term loan agreement entered into during the fourth quarter of 2011 and $3.1 million of non-cash, fair value adjustments on the warrants issued as part of the term loan. These increases were partially offset by $0.6 million of non-cash, fair value adjustments in the first quarter of 2011 on our interest rate swaps, which expired during the second quarter of 2011.

    Income Tax Expense (Benefit).    We recorded income tax expense of $0.2 million during the current quarter compared to a slight income tax benefit for the three months ended March 31, 2011. We recorded an after-tax, non-cash valuation allowance of $7.0 million and $8.1 million, in 2012 and 2011, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 36.3% and 38.4% in 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    In December 2011, we entered into a $160.0 million first-lien term loan and a stand-alone letter of credit facility, which provides up to $20.0 million of letters of credit. Our term loan contains financial covenants, which include maintaining a minimum amount of qualified cash and specified collateral value. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders. Qualified cash must be at least $35.0 million at all times. Specified collateral value is defined as the amount of qualified cash at such time, plus accounts receivable and inventory which meet specified criteria within the term loan agreement. The minimum specified collateral value must equal at least $160 million during the period from March 2 through October 31 of each year and at least $150 million during the balance of the year. The following table shows our qualified cash and specified collateral value as of March 31, 2012 and December 31, 2011 (in thousands):

	As of
	March 31, 2012	December 31, 2011

Cash and cash equivalents	$129,629	$146,833
Less:
Non-qualified cash	(426)	(235)

Qualified cash	129,203	146,598

Accounts receivable	93,736	76,429
Less:
Ineligible receivables	(11)	(89)

Net amount of accounts receivable	93,725	76,340

Inventory	82,075	73,327
Less:
Inventory limitation*	—	—

Value of inventory	82,075	73,327

Specified collateral value	$305,003	$296,265

Minimum specified collateral value	$160,000	$150,000

    * The value of inventory is limited to 122.222% of the net amount of accounts receivable from November 1 through March 1, and to 100.0% of the net amount of accounts receivable at all other times during the year.

    Our liquidity at March 31, 2012 was $94.6 million, which includes $129.6 million in cash, reduced by the $35.0 million minimum qualified cash requirement in our term loan. Our liquidity at March 31, 2012 was better than anticipated due to our improved operating performance combined with our efficient use of working capital. We still expect our cash usage for fiscal 2012 to be in the range of $45-$55 million and to end 2012 with (i) cash of $90-$100 million and (ii) liquidity of $55-$65 million, after deducting the $35.0 million minimum cash requirement in our term loan.

    In addition to the $129.6 million of cash, we also had $15.0 million in restricted cash at March 31, 2012, of which $1.6 million was included in other long-term assets on the balance sheet. Restricted cash consists of the $14.1 million used to collateralize letters of credit outstanding under the new letter of credit facility and $0.9 million provided as collateral for other casualty insurance obligations. In the first quarter of 2012, we cancelled $2.2 million of letters of credit outstanding under our 2007 revolving credit facility (“2007 Agreement”), which was terminated in December 2011, and reissued them under our new letter of credit facility. In April 2012, we cancelled the remaining $10.6 million letter of credit outstanding under the 2007 Agreement and reissued it under our new letter of credit facility. At March 31, 2012, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

  Consolidated Cash Flows

    Cash used in operating activities was $14.9 million and $25.3 million for the three months ended March 31, 2012 and 2011, respectively. Of the cash used in operating activities, approximately $2.4 million and $8.4 million were due to an increase in working capital in the three months ended March 31, 2012 and 2011, respectively. The remaining decrease in cash used in operating activities was primarily due to lower net operating losses partially offset by higher cash interest payments in the first quarter of 2012 as compared to the same period a year ago.

    During the three months ended March 31, 2012 and 2011, cash used in investing activities was $1.6 million and $0.3 million, respectively. The increase was primarily due to a $1.2 million increase in capital expenditures related to investments in manufacturing equipment and buyouts of expiring vehicle and equipment leases in the current year.

    Cash used in financing activities for the three months ended March 31, 2012 increased $0.7 million as compared to the three months ended March 31, 2011. The increase was primarily due to the repurchase of our common stock related to restricted stock tendered in order to meet minimum withholding tax requirements for shares vested and payments of deferred loan costs related to the term loan.

RECENT ACCOUNTING PRONOUNCEMENTS

    There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

    We may experience changes in interest expense when market interest rates change. LIBOR rates on our term loan are subject to a 2% floor and LIBOR rates on our floating rate notes are subject to a 3% floor. Interest expense on these debt instruments would not change unless LIBOR increased to greater than 2%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at March 31, 2012, a 1.0% increase in interest rates would not result in any additional interest expense annually.

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

    Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2012, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.    Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

    (a) None

Use of Proceeds

    (b) Not applicable

Company Stock Repurchases

    (c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	—	—	—	—
February 1, 2012 — February 29, 2012	166,565	$2.98	—	—
March 1, 2012 — March 31, 2012	—	—	—	—

Total	166,565	$2.98	—	—

    The shares presented in the above table represent restricted stock tendered in order to meet minimum withholding tax requirements for shares vested.

Item 3.    Defaults upon Senior Securities

    (a) None

    (b) None

Item 4.    Mine Safety Disclosures

    Not applicable.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 4, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

May 4, 2012

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

May 4, 2012