Form 10-Q
period 2012-06-30
Builders FirstSource, Inc.
filed 2012-08-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 31, 2012 was 96,700,935.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
		(Unaudited)
	(In thousands, except per share amounts)
Sales	$271,919	$206,393	$491,308	$369,222
Cost of sales	218,255	163,590	392,525	294,986

Gross margin	53,664	42,803	98,783	74,236
Selling, general and administrative expenses	54,960	48,965	105,793	95,666
Facility closure costs	76	1,882	204	1,904

Loss from operations	(1,372)	(8,044)	(7,214)	(23,334)
Interest expense, net	10,461	5,665	23,566	11,540

Loss from continuing operations before income taxes	(11,833)	(13,709)	(30,780)	(34,874)
Income tax expense	144	1,666	318	1,649

Loss from continuing operations	(11,977)	(15,375)	(31,098)	(36,523)
Loss from discontinued operations (net of income tax expense of $0 for the three months and six months ended in 2012 and 2011, respectively)	(78)	(109)	(145)	(210)

Net loss	$(12,055)	$(15,484)	$(31,243)	$(36,733)

Comprehensive loss	$(12,055)	$(13,706)	$(31,243)	$(34,576)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.16)	$(0.33)	$(0.39)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	$(0.13)	$(0.16)	$(0.33)	$(0.39)

Weighted average common shares outstanding:
Basic and diluted	95,427	94,905	95,344	94,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$105,090	$146,833
Restricted cash	12,633	13,229
Accounts receivable, less allowances of $2,403 and $2,138 at June 30, 2012 and December 31, 2011, respectively	113,635	76,429
Inventories	91,035	73,327
Other current assets	9,174	9,843

Total current assets	331,567	319,661
Property, plant and equipment, net	47,107	48,224
Goodwill	111,193	111,193
Other assets, net	9,230	9,725

Total assets	$499,097	$488,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,528	$48,618
Accrued liabilities	29,980	25,183
Current maturities of long-term debt	57	54

Total current liabilities	109,565	73,855
Long-term debt, net of current maturities	298,094	297,455
Other long-term liabilities	20,130	16,269

Total liabilities	427,789	387,579
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,690 and 96,806 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	954	950
Additional paid-in capital	361,073	359,750
Accumulated deficit	(290,719)	(259,476)

Total stockholders’ equity	71,308	101,224

Total liabilities and stockholders’ equity	$499,097	$488,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(31,243)	$(36,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,341	7,205
Amortization of deferred loan costs	341	419
Amortization of debt discount	668	—
Fair value adjustment of stock warrants	3,726	—
Deferred income taxes	226	1,566
Bad debt expense	167	74
Stock compensation expense	1,725	1,980
Net gain on sales of assets	(54)	(199)
Changes in assets and liabilities:
Receivables	(37,373)	(25,319)
Inventories	(17,708)	(5,660)
Other current assets	669	694
Other assets and liabilities	(857)	675
Accounts payable	30,910	14,888
Accrued liabilities	5,685	1,646

Net cash used in operating activities	(37,777)	(38,764)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,988)	(1,635)
Proceeds from sale of property, plant and equipment	58	295
Decrease in restricted cash	675	—

Net cash used in investing activities	(3,255)	(1,340)

Cash flows from financing activities:
Payments of long-term debt and other loans	(26)	(25)
Deferred loan costs	(287)	—
Exercise of stock options	98	—
Repurchase of common stock	(496)	(2)

Net cash used in financing activities	(711)	(27)

Net change in cash and cash equivalents	(41,743)	(40,131)
Cash and cash equivalents at beginning of period	146,833	103,234

Cash and cash equivalents at end of period	$105,090	$63,103

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.3 million and 1.8 million restricted stock shares excluded from the computations of basic EPS for the three and six months ended June 30, 2012 and 2011, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.7 million and 5.8 million shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2012 and 2011, respectively, because their effect was anti-dilutive. Warrants to purchase 1.6 million shares of common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2012 because their effect was anti-dilutive. No warrants were outstanding in the three and six months ended June 30, 2011.

3. Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Term loan	$160,000	$160,000
Floating rate notes	139,718	139,718
Other long-term debt	4,059	4,085

	303,777	303,803
Unamortized debt discount	(5,626)	(6,294)

	298,151	297,509

Less: current maturities of long-term debt	57	54

Long-term debt, net of current maturities	$298,094	$297,455

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

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30 (in thousands):

		Amount of Loss Recognized in Income*
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Interest rate swaps	Interest expense, net	$—	$(1,779)	$—	$(2,165)
Warrants	Interest expense, net	(578)	—	(3,726)	—

Total		$(578)	$(1,779)	$(3,726)	$(2,165)

*	Net of tax

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

The following fair value hierarchy table presents information about our financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of June 30, 2012	Fair Value Measurement as of June 30, 2012	Carrying Value As of December 31, 2011	Fair Value Measurement as of December 31, 2011
Warrants (included in Other long-term liabilities)	$6,062	$6,062	$2,336	$2,336

We have elected to continue to report the value of our term loan and floating rate notes at amortized cost. The fair value of the floating rate notes at June 30, 2012 was approximately $128.5 million and was determined using Level 2 inputs based on market prices. The carrying value of the term loan at June 30, 2012 approximates fair value as the term loan agreement contains a variable interest rate and the value of qualified cash and specified collateral exceeded the minimum value required per the agreement. As such, the fair value measurement of the term loan was also classified as Level 2 in the hierarchy.

4. Comprehensive Loss

The following table presents the components of comprehensive loss for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(12,055)	$(15,484)	$(31,243)	$(36,733)
Other comprehensive income — change related to interest rate swap agreements, net of related tax effect	—	1,778	—	2,157

Comprehensive loss	$(12,055)	$(13,706)	$(31,243)	$(34,576)

5. Facility Closure Costs

During the second quarter of 2011, we closed a distribution facility in Georgia which had been idled since 2008. This facility was closed due to the continued depressed market conditions, the housing recovery taking longer than originally anticipated, our success in finding a subtenant to partially offset our remaining future lease obligations, and our ability to adequately service our customers from other existing locations in the market. In the second quarter of 2011, we recognized $1.9 million in facility closure costs which are primarily related to the future minimum lease obligations on this facility, net of estimated sub-rental lease income. The facility and other exit cost reserves of $2.6 million at June 30, 2012, of which $1.9 million is recorded as other long-term liabilities, are primarily related to future minimum lease obligations on vacated facilities.

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

6. Income Taxes

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and six months ended June 30, 2012, we recorded valuation allowances of $4.3 million and $11.3 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. During the three and six months ended June 30, 2011, we recorded a valuation allowance of $6.8 million and $14.9 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. In connection with the expiration of our interest rate swaps during 2011, we reclassified $1.3 million of valuation allowance from accumulated other comprehensive loss to income tax expense for the six months ended June 30, 2011.

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

Sales by product category for the three and six month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Prefabricated components	$51,232	$40,227	$94,681	$71,010
Windows & doors	59,294	46,577	109,020	84,842
Lumber & lumber sheet goods	87,942	60,739	154,372	108,849
Millwork	26,394	21,552	47,797	39,243
Other building products & services	47,057	37,298	85,438	65,278

Sales	$271,919	$206,393	$491,308	$369,222

9. Recent Accounting Pronouncements

There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will likely continue to experience pressure on our gross margins. Housing starts remain at low levels, but industry forecasters expect to see some improvement over the next few years. We also believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate.

•

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue due to the enhanced liquidity and land positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 42.6% compared to the first six months of 2011, while actual U.S. single-family housing starts increased 20.9% over that same time period. We expect that our ability to maintain strong relationships with the larger builders will be vital to our ability to grow market share and expand into new markets. We have also been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

•

Expand into Multi-Family and Light Commercial Business. We continue to look for ways to expand our multi-family and light commercial business to further diversify our customer base and lessen our dependence on single-family residential new construction.

•

Use of Prefabricated Components. Prior to the recent housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. With the recent housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue until the residential new construction market returns to more normal levels.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown moderate improvements in recent quarters. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts at June 30, 2012 was 539,000, a 21.7% improvement from one year ago but approximately 63% lower than when the downturn began in 2006. For the current quarter, actual U.S. single-family housing starts were 152,200, a 23.3% increase compared to the second quarter of 2011. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, increased to 77,400 in the current quarter, up 21.3% from the second quarter of 2011. The housing industry continues to struggle due to the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, excess home inventory and high unemployment rates, among other factors. The National Association of Homebuilders (“NAHB”) is forecasting 519,000 U.S. single-family housing starts for 2012, which is up approximately 19.4% from 2011, but still well below historical averages.

Our sales for the second quarter of 2012 were up 31.7% over the same period last year. We believe our broad offering of building products and construction services represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volume at a rate in excess of the increase in residential new construction activity during the current quarter, as we gained market share by expanding our customer base and promoting our wide array of products and services to existing and new customers. However, our gross margin percentage decreased by 1.0 percentage point during the second quarter of 2012 compared to the second quarter of 2011. Our gross margin percentage decreased 1.7 percentage points primarily due to commodity lumber inflation relative to customer pricing commitments, which was partially offset by a 0.7 percentage point gross margin improvement due to increased sales volume. We have continued to manage our operating expenses with a key focus on conserving liquidity. Our selling, general and administrative expenses, as a percentage of sales, decreased 3.5% in the quarter compared to the same period a year ago. We have made significant changes to our business during the recent downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. The continued execution of our cost containment strategies along with our improved operating results contributed to us ending the quarter with $70.1 million of liquidity, consisting of $105.1 million of cash reduced by the $35.0 million minimum cash requirement in our term loan.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We believe we are well-positioned to take advantage of any construction activity in our markets and to continue to increase our market share. We will continue to focus on working capital by closely monitoring our credit exposure with our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business as market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2012 and 2011, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.3%	79.3%	79.9%	79.9%

Gross margin	19.7%	20.7%	20.1%	20.1%
Selling, general and administrative expenses	20.2%	23.7%	21.5%	25.9%
Facility closure costs	0.0%	0.9%	0.1%	0.5%

Loss from operations	(0.5)%	(3.9)%	(1.5)%	(6.3)%
Interest expense, net	3.8%	2.8%	4.8%	3.1%
Income tax expense	0.1%	0.8%	0.1%	0.5%

Loss from continuing operations	(4.4)%	(7.5)%	(6.4)%	(9.9)%
Loss from discontinued operations, net of tax	(0.0)%	(0.0)%	(0.0)%	(0.0)%

Net loss	(4.4)%	(7.5)%	(6.4)%	(9.9)%

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Sales. Sales for the three months ended June 30, 2012 were $271.9 million, a 31.7% increase from sales of $206.4 million for the three months ended June 30, 2011. We achieved this increase in sales despite actual U.S. single-family housing starts increasing only 23.3% in the second quarter of 2012 as compared to the second quarter of 2011. In the South Region, actual single-family housing starts increased 21.3% during the second quarter of 2012 compared to the same quarter a year ago. We achieved increased sales volume across all product categories, as we continued to expand our customer base while increasing our sales to existing customers. We estimate that our sales volume increased approximately 29%, while commodity price inflation resulted in an additional 3% increase in sales during the current quarter compared to the same quarter a year ago. Commodity prices for lumber and lumber sheet goods were on average 24.8% higher in the current quarter compared to the same period a year ago.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2012		2011
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$51.2	18.8%	$40.2	19.5%	27.4%
Windows & doors	59.3	21.8%	46.6	22.6%	27.3%
Lumber & lumber sheet goods	87.9	32.4%	60.7	29.4%	44.8%
Millwork	26.4	9.7%	21.6	10.4%	22.5%
Other building products & services	47.1	17.3%	37.3	18.1%	26.2%

Total sales	$271.9	100.0%	$206.4	100.0%	31.7%

Gross Margin. Gross margin increased $10.9 million to $53.7 million. Our gross margin percentage was 19.7% in the current quarter, a 1.0 percentage point decrease from 20.7% in the second quarter of 2011. Our gross margin percentage decreased 1.7 percentage points primarily due to commodity lumber price inflation in the current quarter relative to quarterly customer pricing commitments, as higher than expected sales volume resulted in us replacing inventory during the latter half of the current quarter at higher costs. However, the decrease was partially offset by a 0.7 percentage point gross margin improvement due to increased sales volume and our ability to leverage fixed costs in cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $6.0 million, or 12.2%. Our salaries and benefits expense, excluding stock compensation expense, was $34.0 million, an increase of $6.0 million from the second quarter of 2011. The increase in salaries and benefits expense, excluding stock compensation expense, was primarily related to higher sales commissions and additional staffing needs to service the increased sales volume.

As a percentage of sales, selling, general and administrative expenses decreased from 23.7% in 2011 to 20.2% in 2012. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 1.1%, office general and administrative expense decreased 0.7%, and delivery costs decreased by 1.1%. We continue to monitor our operating cost structure closely and make adjustments as necessary.

Interest Expense, Net. Interest expense was $10.5 million in the second quarter of 2012, an increase of $4.8 million from the second quarter of 2011. The increase was primarily due to $4.7 million of interest expense on our term loan agreement entered into during the fourth quarter of 2011 and $0.6 million of non-cash, fair value adjustments on the warrants issued as part of the term loan. These increases were partially offset by $0.3 million of non-cash, fair value adjustments in the second quarter of 2011 on our interest rate swaps, which expired during the second quarter of 2011.

Income Tax Expense. We recorded income tax expense of $0.1 million and $1.7 million during the three months ended June 30, 2012 and 2011, respectively. We recorded an after-tax, non-cash valuation allowance of $4.3 million and $6.8 million, in 2012 and 2011, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 34.9% and 37.5% in 2012 and 2011, respectively.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Sales. Sales for the six months ended June 30, 2012 were $491.3 million, a 33.1% increase from sales of $369.2 million for the six months ended June 30, 2011. We achieved this increase in sales despite actual U.S. single-family housing starts increasing only 20.9% in the first six months of 2012 as compared to the first six months of 2011. In the South Region, actual single-family housing starts increased 20.3% compared to a year ago. We achieved increased sales volume across all product categories, as we continued to expand our customer base while increasing our sales to existing customers. We estimate that our sales volume increased approximately 31%, while commodity price inflation resulted in an additional 2% increase in sales during the first six months of 2012 compared to the same time period a year ago. Commodity prices for lumber and lumber sheet goods were on average 11.0% higher in the first six months of 2012 compared to the first six months of 2011.

The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2012		2011
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$94.7	19.3%	$71.0	19.2%	33.3%
Windows & doors	109.0	22.2%	84.8	23.0%	28.5%
Lumber & lumber sheet goods	154.4	31.4%	108.9	29.5%	41.8%
Millwork	47.8	9.7%	39.2	10.6%	21.8%
Other building products & services	85.4	17.4%	65.3	17.7%	30.9%

Total sales	$491.3	100.0%	$369.2	100.0%	33.1%

Gross Margin. Gross margin increased $24.5 million to $98.8 million. Our gross margin percentage was 20.1% in the first six months of 2012, which is consistent with our gross margin percentage for the same period in 2011. Our gross margin percentage decreased 0.8 percentage points primarily due to commodity lumber price inflation in the second quarter of 2012 relative to quarterly customer pricing commitments, as higher than expected sales volume in the second quarter of 2012 resulted in us replacing inventory during the latter half of the quarter at higher costs. However, the decrease was offset by a gross margin improvement due to increased sales volume and our ability to leverage fixed costs in cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.1 million, or 10.6%. Our salaries and benefits expense, excluding stock compensation expense, was $65.1 million, an increase of $10.6 million from the first six months of 2011. This increase was primarily due to higher sales commissions and additional staffing needs to service the increased sales volume. Delivery expense increased $0.9 million as compared to the first six months of 2011, primarily due to fuel costs related to higher prices and increased sales volume. Our office general and administrative expense decreased $1.0 million from the first six months of 2011, primarily due to a reduction in professional service fees.

As a percentage of sales, selling, general and administrative expenses decreased from 25.9% in 2011 to 21.5% in 2012. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 1.5%, office general and administrative expense decreased 0.9%, and delivery costs decreased by 1.1%. We continue to monitor our operating cost structure closely and make adjustments as necessary.

Interest Expense, Net. Interest expense was $23.6 million in the first six months of 2012, an increase of $12.0 million from the same period in 2011. The increase was primarily due to $9.3 million of interest expense on our term loan agreement entered into during the fourth quarter of 2011 and $3.7 million of non-cash, fair value adjustments on the warrants issued as part of the term loan. These increases were partially offset by $0.8 million of non-cash, fair value adjustments in the first six months of 2011 on our interest rate swaps, which expired during the second quarter of 2011.

Income Tax Expense. We recorded income tax expense of $0.3 million and $1.6 million during the six months ended June 30, 2012 and 2011, respectively. We recorded an after-tax, non-cash valuation allowance of $11.3 million and $14.9 million, in 2012 and 2011, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 35.7% and 38.1% in 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In December 2011, we entered into a $160.0 million first-lien term loan and a stand-alone letter of credit facility, which provides up to $20.0 million of letters of credit. Our term loan contains financial covenants, which include maintaining a minimum amount of qualified cash and specified collateral value. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders. Qualified cash must be at least $35.0 million at all times. Specified collateral value is defined as the amount of qualified cash at such time, plus accounts receivable and inventory which meet specified criteria within the term loan agreement. The minimum specified collateral value must equal at least $160 million during the period from March 2 through October 31 of each year and at least $150 million during the balance of the year. The following table shows our qualified cash and specified collateral value as of June 30, 2012 and December 31, 2011 (in thousands):

	As of
	June 30, 2012	December 31, 2011
Cash and cash equivalents	$105,090	$146,833
Less:
Non-qualified cash	(730)	(235)

Qualified cash	104,360	146,598

Accounts receivable	113,635	76,429
Less:
Ineligible receivables	(72)	(89)

Net amount of accounts receivable	113,563	76,340

Inventory	91,035	73,327
Less:
Inventory limitation*	—	—

Value of inventory	91,035	73,327

Specified collateral value	$308,958	$296,265

Minimum specified collateral value	$160,000	$150,000

*	The value of inventory is limited to 122.222% of the net amount of accounts receivable from November 1 through March 1, and to 100.0% of the net amount of accounts receivable at all other times during the year.

Our liquidity at June 30, 2012 was $70.1 million, which includes $105.1 million in cash, reduced by the $35.0 million minimum qualified cash requirement in our term loan. Our liquidity at June 30, 2012 was in line with expectations and our cash usage for fiscal 2012 is still expected to be in the range of $45-$55 million.

In addition to the $105.1 million of cash, we also had $14.4 million in restricted cash at June 30, 2012, of which $1.8 million was included in other long-term assets on the balance sheet. Restricted cash consists of the $13.5 million used to collateralize letters of credit outstanding under the new letter of credit facility and $0.9 million provided as collateral for other casualty insurance obligations. In the first quarter of 2012, we cancelled $2.2 million of letters of credit outstanding under our 2007 revolving credit facility (“2007 Agreement”), which was terminated in December 2011, and reissued them under our new letter of credit facility. In the current quarter, we cancelled the remaining $10.6 million letter of credit outstanding under the 2007 Agreement and reissued it under our new letter of credit facility. At June 30, 2012, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Consolidated Cash Flows

Cash used in operating activities was $37.8 million and $38.8 million for the six months ended June 30, 2012 and 2011, respectively. Of the cash used in operating activities, approximately $17.8 million and $13.8 million were due to increases in working capital in the six months ended June 30, 2012 and 2011, respectively. Cash interest payments were $19.0 million and $12.6 million for the six months ended June 30, 2012 and 2011, respectively. The remaining cash used in operating activities was primarily to fund net operating losses.

During the six months ended June 30, 2012 and 2011, cash used in investing activities was $3.3 million and $1.3 million, respectively. The increase was primarily due to a $2.4 million increase in capital expenditures related to investments in manufacturing equipment and buyouts of expiring vehicle and equipment leases in the current year.

Cash used in financing activities for the six months ended June 30, 2012 increased $0.7 million as compared to the six months ended June 30, 2011. The increase was primarily due to the repurchase of our common stock related to restricted stock tendered in order to meet minimum withholding tax requirements for shares vested and payments of deferred loan costs related to the term loan.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense when market interest rates change. LIBOR rates on our term loan are subject to a 2% floor and LIBOR rates on our floating rate notes are subject to a 3% floor. Interest expense on these debt instruments would not change unless LIBOR increased to greater than 2%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at June 30, 2012, a 1.0% increase in interest rates would not result in any additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2012, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) None

Item 3.	Defaults Upon Senior Securities

(a) None

(b) None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None

(b) None

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

10.1*	Builders FirstSource, Inc. Amended and Restated Director Compensation Policy

10.2*	2012 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Restricted Stock Award Agreement

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 1, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.
***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer (Principal Executive Officer)

August 1, 2012

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

August 1, 2012