Form 10-Q
period 2012-09-30
Builders FirstSource, Inc.
filed 2012-10-31
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 29, 2012 was 96,846,431.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(Unaudited)
	(In thousands, except per share amounts)
Sales	$291,780	$217,194	$783,088	$586,416
Cost of sales	234,067	172,755	626,592	467,741

Gross margin	57,713	44,439	156,496	118,675
Selling, general and administrative expenses	58,650	50,200	164,443	145,866
Facility closure costs	692	115	896	2,019

Loss from operations	(1,629)	(5,876)	(8,843)	(29,210)
Interest expense, net	10,618	5,319	34,184	16,859

Loss from continuing operations before income taxes	(12,247)	(11,195)	(43,027)	(46,069)
Income tax expense	33	268	351	1,917

Loss from continuing operations	(12,280)	(11,463)	(43,378)	(47,986)
Loss from discontinued operations (net of income tax expense of $0 for the three months and nine months ended in 2012 and 2011, respectively)	(1,285)	(101)	(1,430)	(311)

Net loss	$(13,565)	$(11,564)	$(44,808)	$(48,297)

Comprehensive loss	$(13,565)	$(11,564)	$(44,808)	$(46,140)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.12)	$(0.46)	$(0.51)
Loss from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)

Net loss	$(0.14)	$(0.12)	$(0.47)	$(0.51)

Weighted average common shares outstanding:
Basic and diluted	95,514	94,976	95,401	94,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90,675	$146,833
Restricted cash	11,058	13,229
Accounts receivable, less allowances of $2,747 and $2,138 at September 30, 2012 and December 31, 2011, respectively	123,080	76,429
Inventories	90,168	73,327
Other current assets	14,376	9,843

Total current assets	329,357	319,661
Property, plant and equipment, net	49,471	48,224
Goodwill	111,193	111,193
Other assets, net	8,751	9,725

Total assets	$498,772	$488,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,173	$48,618
Accrued liabilities	36,346	25,183
Current maturities of long-term debt	59	54

Total current liabilities	120,578	73,855
Long-term debt, net of current maturities	298,433	297,455
Other long-term liabilities	20,901	16,269

Total liabilities	439,912	387,579
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,813 and 96,806 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	956	950
Additional paid-in capital	362,188	359,750
Accumulated deficit	(304,284)	(259,476)

Total stockholders’ equity	58,860	101,224

Total liabilities and stockholders’ equity	$498,772	$488,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(44,808)	$(48,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,253	10,569
Amortization of deferred loan costs	514	628
Amortization of debt discount	1,022	—
Fair value adjustment of stock warrants	4,417	—
Deferred income taxes	338	1,692
Bad debt expense	458	366
Stock compensation expense	2,672	3,645
Net gain on sale of assets	(27)	(276)
Changes in assets and liabilities:
Receivables	(47,109)	(27,594)
Inventories	(16,841)	(7,223)
Other current assets	(4,533)	(2,643)
Other assets and liabilities	103	340
Accounts payable	35,555	17,495
Accrued liabilities	11,140	3,360

Net cash used in operating activities	(48,846)	(47,938)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,156)	(2,735)
Proceeds from sale of property, plant and equipment	219	394
Decrease in restricted cash	2,250	—

Net cash used in investing activities	(6,687)	(2,341)

Cash flows from financing activities:
Payments of long-term debt and other loans	(39)	(36)
Deferred loan costs	(358)	—
Exercise of stock options	268	—
Repurchase of common stock	(496)	(2)

Net cash used in financing activities	(625)	(38)

Net change in cash and cash equivalents	(56,158)	(50,317)
Cash and cash equivalents at beginning of period	146,833	103,234

Cash and cash equivalents at end of period	$90,675	$52,917

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 1.2 million and 1.8 million restricted stock shares excluded from the computations of basic EPS for the three and nine months ended September 30, 2012 and 2011, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.6 million and 5.7 million shares of common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2012 and 2011, respectively, because their effect was anti-dilutive. Warrants to purchase 1.6 million shares of common stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2012 because their effect was anti-dilutive. No warrants were outstanding in the three and nine months ended September 30, 2011.

3.	Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Term loan	$160,000	$160,000
Floating rate notes	139,718	139,718
Other long-term debt	4,046	4,085

	303,764	303,803
Unamortized debt discount	(5,272)	(6,294)

	298,492	297,509

Less: current maturities of long-term debt	59	54

Long-term debt, net of current maturities	$298,433	$297,455

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

The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30 (in thousands):

Derivatives Not Designated as Hedging Instruments		Amount of Loss Recognized in Income*
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Loss Recognized in Income	2012	2011	2012	2011
Interest rate swaps	Interest expense, net	$—	$—	$—	$(2,165)
Warrants	Interest expense, net	(691)	—	(4,417)	—

Total		$(691)	$—	$(4,417)	$(2,165)

*	Net of tax

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

The following fair value hierarchy table presents information about our financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of September 30, 2012	Fair Value Measurement as of September 30, 2012	Carrying Value As of December 31, 2011	Fair Value Measurement as of December 31, 2011
Warrants (included in Other long-term liabilities)	$6,753	$6,753	$2,336	$2,336

We have elected to continue to report the value of our term loan and floating rate notes at amortized cost. The fair value of the floating rate notes at September 30, 2012 was approximately $131.3 million and was determined using Level 2 inputs based on market prices. The carrying value of the term loan at September 30, 2012 approximates fair value as the term loan agreement contains a variable interest rate and the value of qualified cash and specified collateral exceeded the minimum value required per the agreement. As such, the fair value measurement of the term loan was also classified as Level 2 in the hierarchy.

4.	Discontinued Operations

During the third quarter of 2012 we recognized $1.3 million of expense, which was primarily related to revisions of sub-rental income estimates for a previously closed Ohio facility. This amount was included in loss from discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2012. The facility and other exit cost reserves associated with our discontinued operations are related to future minimum lease payments on this vacated facility and totaled $2.9 million at September 30, 2012, of which $2.3 million is recorded as other long-term liabilities.

5.	Comprehensive Loss

The following table presents the components of comprehensive loss for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(13,565)	$(11,564)	$(44,808)	$(48,297)
Other comprehensive income — change related to interest rate swap agreements, net of related tax effect	—	—	—	2,157

Comprehensive loss	$(13,565)	$(11,564)	$(44,808)	$(46,140)

6.	Facility Closure Costs

During the third quarter of 2012 we recognized $0.7 million in facility closure costs primarily related to revisions of sub-rental income estimates on two previously closed facilities in South Carolina and Tennessee. There were no additional facilities closed during the third quarter of 2012. The facility and other exit cost reserves are primarily related to future minimum lease obligations on vacated facilities and totaled $3.0 million at September 30, 2012, of which $2.2 million is recorded as other long-term liabilities.

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

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and nine months ended September 30, 2012, we recorded valuation allowances of $4.6 million and $15.9 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. During the three and nine months ended September 30, 2011, we recorded a valuation allowance of $4.7 million and $19.6 million against the net deferred tax assets generated from the net losses during the periods related to our continuing operations. In connection with the expiration of our interest rate swaps in 2011, we reclassified $1.3 million of valuation allowance from accumulated other comprehensive loss to income tax expense for the nine months ended September 30, 2011.

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

Sales by product category for the three and nine month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Prefabricated components	$56,137	$41,038	$150,818	$112,048
Windows & doors	61,821	51,300	170,841	136,142
Lumber & lumber sheet goods	97,305	61,900	251,677	170,749
Millwork	28,048	22,174	75,845	61,417
Other building products & services	48,469	40,782	133,907	106,060

Sales	$291,780	$217,194	$783,088	$586,416

10.	Recent Accounting Pronouncements

There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. Over the past few years, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. Due to the decline in housing starts and increased competition for homebuilder business, we have and will likely continue to experience pressure on our gross margins. Housing starts remain at historically low levels, but industry forecasters expect to see continued improvement over the next few years. We also believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the current downturn in the housing industry is a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate.

•

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue due to the enhanced liquidity and land positions of the larger homebuilders relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 37.0% compared to the first nine months of 2011, while actual U.S. single-family housing starts increased 23.5% over that same time period. We expect that our ability to maintain strong relationships with the larger builders will be vital to our ability to grow market share and expand into new markets. We have also been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

•

Expand into Multi-Family and Light Commercial Business. We continue to look for ways to expand our multi-family and light commercial business to further diversify our customer base and lessen our dependence on single-family residential new construction.

•

Use of Prefabricated Components. Prior to the recent housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. During the recent housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to continue until the residential new construction market returns to more normal levels.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown moderate improvement in recent quarters. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts at September 30, 2012 was 603,000, a 42.9% improvement from one year ago but approximately 58% lower than when the downturn began in 2006. For the current quarter, actual U.S. single-family housing starts were 151,800, a 29.0% increase compared to the third quarter of 2011. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, increased to 78,800 in the current quarter, up 27.7% from the third quarter of 2011. However, single-family units under construction in the South Region increased only 12.4% during the third quarter of 2012 compared to the same quarter a year ago. While the housing industry has shown recent signs of improvement, the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, excess home inventory and high unemployment rates, among other factors could delay a recovery. The National Association of Homebuilders (“NAHB”) is forecasting 528,000 U.S. single-family housing starts for 2012, which is up approximately 21.5% from 2011, but still well below historical averages.

Our sales for the third quarter of 2012 were up 34.3% over the same period last year. We believe our broad offering of building products and construction services, as well as our exceptional customer service, represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volume at a rate in excess of the increase in residential new construction activity during the current quarter, as we gained market share by expanding our customer base and promoting our wide array of products and services to existing and new customers. However, our gross margin percentage decreased by 0.7 percentage point during the third quarter of 2012 compared to the third quarter of 2011. Our gross margin percentage decreased 1.5 percentage points primarily due to commodity lumber inflation relative to customer pricing commitments; however, this was partially offset by a 0.8 percentage point gross margin improvement due to increased sales volume. We have continued to manage our operating expenses with a key focus on conserving liquidity. Our selling, general and administrative expenses, as a percentage of sales, decreased 3.0% in the quarter compared to the same period a year ago. We have made significant changes to our business during the recent downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. The continued execution of our cost containment strategies along with our improved operating results contributed to us ending the quarter with $55.7 million of liquidity, consisting of $90.7 million of cash reduced by the $35.0 million minimum cash requirement in our term loan.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2012 and 2011, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.2%	79.5%	80.0%	79.8%

Gross margin	19.8%	20.5%	20.0%	20.2%
Selling, general and administrative expenses	20.1%	23.1%	21.0%	24.9%
Facility closure costs	0.3%	0.1%	0.1%	0.3%

Loss from operations	(0.6)%	(2.7)%	(1.1)%	(5.0)%
Interest expense, net	3.6%	2.5%	4.4%	2.9%
Income tax expense	0.0%	0.1%	0.0%	0.3%

Loss from continuing operations	(4.2)%	(5.3)%	(5.5)%	(8.2)%
Loss from discontinued operations, net of tax	(0.4)%	(0.0)%	(0.2)%	(0.0)%

Net loss	(4.6)%	(5.3)%	(5.7)%	(8.2)%

Three Months Ended September 30, 2012 Compared with the Three Months Ended September 30, 2011

Sales. Sales for the three months ended September 30, 2012 were $291.8 million, a 34.3% increase from sales of $217.2 million for the three months ended September 30, 2011. Actual U.S. single-family housing starts increased 29.0% in the third quarter of 2012 as compared to the third quarter of 2011. In the South Region, actual single-family housing starts increased 27.7% during the third quarter of 2012 compared to the same quarter a year ago, however, the number of single-family units under construction increased only 12.4% over this same time period. We achieved increased sales volume across all product categories, as we continued to expand our customer base while increasing our sales to existing customers. We estimate that our sales volume increased approximately 27%, while commodity price inflation resulted in an additional 7% increase in sales during the current quarter compared to the same quarter a year ago. Commodity prices for lumber and lumber sheet goods were on average 32.0% higher in the current quarter compared to the same period a year ago. Prices have risen to levels not seen on a consistent basis since 2005 and 2006. This commodity price inflation has resulted in sales growth for lumber & lumber sheet goods and prefabricated components exceeding that of our other product categories.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2012		2011
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$56.1	19.2%	$41.0	18.9%	36.8%
Windows & doors	61.8	21.2%	51.3	23.6%	20.5%
Lumber & lumber sheet goods	97.3	33.4%	61.9	28.5%	57.2%
Millwork	28.1	9.6%	22.2	10.2%	26.5%
Other building products & services	48.5	16.6%	40.8	18.8%	18.8%

Total sales	$291.8	100.0%	$217.2	100.0%	34.3%

Gross Margin. Gross margin increased $13.3 million to $57.7 million. Our gross margin percentage was 19.8% in the current quarter, a 0.7 percentage point decrease from 20.5% in the third quarter of 2011. Our gross margin percentage decreased 1.5 percentage points primarily due to commodity lumber price inflation in the current quarter relative to quarterly customer pricing commitments, as higher than expected sales volume resulted in us replacing inventory during the current quarter at higher costs. However, the decrease was partially offset by a 0.8 percentage point gross margin improvement due to increased sales volume and our ability to leverage fixed costs in cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.5 million, or 16.8%. Our salaries and benefits expense, excluding stock compensation expense, was $35.6 million, an increase of $6.8 million from the third quarter of 2011. The increase in salaries and benefits expense, excluding stock compensation expense, was primarily related to higher sales commissions and additional staffing needs to service the increased sales volume. Delivery expense increased $1.8 million primarily due to higher fuel costs and increased maintenance costs on our delivery equipment.

As a percentage of sales, selling, general and administrative expenses decreased from 23.1% in 2011 to 20.1% in 2012. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 1.1%, office general and administrative expense decreased 0.4%, occupancy costs decreased by 0.5%, and delivery costs decreased by 0.5%. We continue to monitor our operating cost structure closely and make adjustments as necessary.

Interest Expense, Net. Interest expense was $10.6 million in the third quarter of 2012, an increase of $5.3 million from the third quarter of 2011. The increase was primarily due to $4.7 million of interest expense on our term loan agreement entered into during the fourth quarter of 2011 and $0.7 million of non-cash, fair value adjustments on the warrants issued as part of the term loan.

Income Tax Expense. We recorded income tax expense of $0.0 million and $0.3 million during the three months ended September 30, 2012 and 2011, respectively. We recorded an after-tax, non-cash valuation allowance of $4.6 million and $4.7 million, in 2012 and 2011, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 37.6% and 39.2% in 2012 and 2011, respectively.

Nine Months Ended September 30, 2012 Compared with the Nine Months Ended September 30, 2011

Sales. Sales for the nine months ended September 30, 2012 were $783.1 million, a 33.5% increase from sales of $586.4 million for the nine months ended September 30, 2011. Actual U.S. single-family housing starts increased 23.5% in the first nine months of 2012 as compared to the first nine months of 2011. In the South Region, actual single-family housing starts increased 22.7% compared to a year ago, however, the number of single-family units under construction increased only 3.7% over this same time period. We achieved increased sales volume across all product categories, as we continued to expand our customer base while increasing our sales to existing customers. We estimate that our sales volume increased approximately 31%, while commodity price inflation resulted in an additional 3% increase in sales during the first nine months of 2012 compared to the same time period a year ago. Commodity prices for lumber and lumber sheet goods were on average 17.8% higher in the first nine months of 2012 compared to the first nine months of 2011. Prices have risen to levels not seen on a consistent basis since 2005 and 2006. This commodity price inflation has resulted in sales growth for lumber & lumber sheet goods and prefabricated components exceeding that of our other product categories.

The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2012		2011
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$150.8	19.3%	$112.0	19.1%	34.6%
Windows & doors	170.8	21.8%	136.1	23.2%	25.5%
Lumber & lumber sheet goods	251.7	32.1%	170.8	29.1%	47.4%
Millwork	75.9	9.7%	61.4	10.5%	23.5%
Other building products & services	133.9	17.1%	106.1	18.1%	26.3%

Total sales	$783.1	100.0%	$586.4	100.0%	33.5%

Gross Margin. Gross margin increased $37.8 million to $156.5 million. Our gross margin percentage decreased from 20.2% in the first nine months of 2011 to 20.0% in the current period, a 0.2 percentage point decrease. Our gross margin percentage decreased 1.0 percentage points primarily due to commodity lumber price inflation in the second and third quarters of 2012 relative to quarterly customer pricing commitments, as higher than expected sales volume in the second and third quarters of 2012 resulted in us replacing inventory during these quarters at higher costs. However, the decrease was offset by a 0.8 percentage point gross margin improvement due to increased sales volume and our ability to leverage fixed costs in cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.6 million, or 12.7%. Our salaries and benefits expense, excluding stock compensation expense, was $100.7 million, an increase of $17.4 million from the first nine months of 2011. This increase was primarily due to higher sales commissions and additional staffing needs to service the increased sales volume. Delivery expense increased $2.7 million as compared to the first nine months of 2011, primarily due to fuel costs related to higher prices and increased sales volume. Our office general and administrative expense decreased $0.5 million from the first nine months of 2011, primarily due to a reduction in professional service fees.

As a percentage of sales, selling, general and administrative expenses decreased from 24.9% in 2011 to 21.0% in 2012. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 1.3%, office general and administrative expense decreased 0.7%, occupancy expense decreased 0.6%, and delivery costs decreased by 0.9%. We continue to monitor our operating cost structure closely and make adjustments as necessary.

Interest Expense, Net. Interest expense was $34.2 million in the first nine months of 2012, an increase of $17.3 million from the same period in 2011. The increase was primarily due to $14.0 million of interest expense on our term loan agreement entered into during the fourth quarter of 2011 and $4.4 million of non-cash, fair value adjustments on the warrants issued as part of the term loan. These increases were partially offset by $0.8 million of non-cash, fair value adjustments in 2011 related to our interest rate swaps, which expired in 2011.

Income Tax Expense. We recorded income tax expense of $0.4 million and $1.9 million during the nine months ended September 30, 2012 and 2011, respectively. We recorded an after-tax, non-cash valuation allowance of $15.9 million and $19.6 million, in 2012 and 2011, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 36.2% and 38.3% in 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In December 2011, we entered into a $160.0 million first-lien term loan and a stand-alone letter of credit facility, which provides up to $20.0 million of letters of credit. Our term loan contains financial covenants, which include maintaining a minimum amount of qualified cash and specified collateral value. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders. Qualified cash must be at least $35.0 million at all times. Specified collateral value is defined as the amount of qualified cash at such time, plus accounts receivable and inventory which meet specified criteria within the term loan agreement. The minimum specified collateral value must equal at least $160 million during the period from March 2 through October 31 of each year and at least $150 million during the balance of the year. The following table shows our qualified cash and specified collateral value as of September 30, 2012 and December 31, 2011 (in thousands):

	As of
	September 30, 2012	December 31, 2011
Cash and cash equivalents	$90,675	$146,833
Less:
Non-qualified cash	(873)	(235)

Qualified cash	89,802	146,598

Accounts receivable	123,080	76,429
Less:
Ineligible receivables	(7)	(89)

Net amount of accounts receivable	123,073	76,340

Inventory	90,168	73,327
Less:
Inventory limitation*	—	—

Value of inventory	90,168	73,327

Specified collateral value	$303,043	$296,265

Minimum specified collateral value	$160,000	$150,000

*	The value of inventory is limited to 122.222% of the net amount of accounts receivable from November 1 through March 1, and to 100.0% of the net amount of accounts receivable at all other times during the year.

Our liquidity at September 30, 2012 was $55.7 million, which includes $90.7 million in cash, reduced by the $35.0 million minimum qualified cash requirement in our term loan. Our cash usage for fiscal 2012 is expected to be approximately $55 million, which is at the high end of our original guidance due to the increase in working capital necessary to support our higher sales volume. As a result, we expect to end the year with approximately $90 million of unrestricted cash and $55 million of net liquidity. If our sales growth continues at the current pace, we may be required to seek additional capital to fund even higher working capital requirements in the future. There can be no assurance that any financing options would be available on favorable terms, if at all.

In addition to the $90.7 million of cash, we also had $12.8 million in restricted cash at September 30, 2012, of which $1.8 million was included in other long-term assets on the balance sheet. Restricted cash consists of the $11.9 million used to collateralize letters of credit outstanding under the new letter of credit facility and $0.9 million provided as collateral for other casualty insurance obligations. In the first quarter of 2012, we cancelled $2.2 million of letters of credit outstanding under our 2007 revolving credit facility (“2007 Agreement”), which was terminated in December 2011, and reissued them under our new letter of credit facility. In the second quarter, we cancelled the remaining $10.6 million letter of credit outstanding under the 2007 Agreement and reissued it under our new letter of credit facility. In the third quarter of 2012, we reduced our letters of credit outstanding by $1.6 million. In October 2012 we issued $0.6 million letters of credit under our new letter of credit facility. At September 30, 2012, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Consolidated Cash Flows

Cash used in operating activities was $48.8 million and $47.9 million for the nine months ended September 30, 2012 and 2011, respectively. Of the cash used in operating activities, approximately $21.8 million and $16.6 million were due to increases in working capital in the nine months ended September 30, 2012 and 2011, respectively. Cash interest payments were $28.4 million and $17.7 million for the nine months ended September 30, 2012 and 2011, respectively. The remaining change in operating activities was primarily due to lower net operating losses.

During the nine months ended September 30, 2012 and 2011, cash used in investing activities was $6.7 million and $2.3 million, respectively. The increase was primarily due to a $6.4 million increase in capital expenditures related to the purchase of our Chelsea, AL location, which was previously a leased facility, and buyouts of expiring vehicle and equipment leases in the current year. This increase in capital expenditures was partially offset by a $2.3 million reduction in our restricted cash balance related to our new letter of credit facility.

Cash used in financing activities for the nine months ended September 30, 2012 increased $0.6 million as compared to the nine months ended September 30, 2011. The increase was primarily due to the repurchase of our common stock related to restricted stock tendered in order to meet minimum withholding tax requirements for shares vested and payments of deferred loan costs related to the term loan.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense when market interest rates change. LIBOR rates on our term loan are subject to a 2% floor and LIBOR rates on our floating rate notes are subject to a 3% floor. Interest expense on these debt instruments would not change unless LIBOR increased to greater than 2%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at September 30, 2012, a 1.0% increase in interest rates would not result in any additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2012, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) None

Item 3.	Defaults Upon Senior Securities

(a) None

(b) None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None

(b) None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

31.1*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Written statement pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Written statement pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on October 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (ii) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.
***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

October 31, 2012

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

October 31, 2012