Form 10-Q
period 2013-03-31
Builders FirstSource, Inc.
filed 2013-05-03
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 1, 2013 was 96,921,012.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands,
	except per share amounts)
Sales	$319,702	$219,389
Cost of sales	257,355	174,270

Gross margin	62,347	45,119
Selling, general and administrative expenses	61,078	50,833
Facility closure costs	59	128

Income (loss) from operations	1,210	(5,842)
Interest expense, net	12,500	13,105

Loss from continuing operations before income taxes	(11,290)	(18,947)
Income tax expense	315	174

Loss from continuing operations	(11,605)	(19,121)
Loss from discontinued operations (net of income tax expense of $0 in 2013 and 2012)	(203)	(67)

Net loss	$(11,808)	$(19,188)

Comprehensive loss	$(11,808)	$(19,188)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.20)
Loss from discontinued operations	(0.00)	(0.00)

Net loss	$(0.12)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	95,989	95,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$117,666	$131,432
Restricted cash	—	12,068
Accounts receivable, less allowances of $3,108 and $2,831 at March 31, 2013 and December 31, 2012, respectively	137,443	117,405
Inventories	132,830	108,999
Other current assets	8,338	9,968

Total current assets	396,277	379,872
Property, plant and equipment, net	42,387	44,084
Goodwill	111,193	111,193
Other assets, net	13,634	15,692

Total assets	$563,491	$550,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,869	$79,397
Accrued liabilities	41,452	37,778
Current maturities of long-term debt	62	60

Total current liabilities	140,383	117,235
Long-term debt, net of current maturities	361,467	360,895
Other long-term liabilities	24,580	24,615

Total liabilities	526,430	502,745
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 96,900 and 96,916 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	962	957
Additional paid-in capital	364,239	363,471
Accumulated deficit	(328,140)	(316,332)

Total stockholders’ equity	37,061	48,096

Total liabilities and stockholders’ equity	$563,491	$550,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,808)	$(19,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,774	2,850
Amortization of deferred loan costs	295	171
Amortization of debt discount	588	328
Fair value adjustment of stock warrants	426	3,148
Deferred income taxes	134	116
Bad debt expense	275	62
Stock compensation expense	1,335	803
Net gain on sales of assets	(11)	(31)
Changes in assets and liabilities:
Receivables	(20,313)	(17,369)
Inventories	(23,831)	(9,282)
Other current assets	1,434	1,234
Other assets and liabilities	(263)	(723)
Accounts payable	19,472	16,831
Accrued liabilities	4,304	6,145

Net cash used in operating activities	(25,189)	(14,905)

Cash flows from investing activities:
Purchases of property, plant and equipment	(981)	(1,746)
Proceeds from sale of property, plant and equipment	11	31
Decrease in restricted cash	13,030	114

Net cash provided by (used in) investing activities	12,060	(1,601)

Cash flows from financing activities:
Payments of long-term debt and other loans	(14)	(13)
Deferred loan costs	(61)	(287)
Exercise of stock options	474	98
Repurchase of common stock	(1,036)	(496)

Net cash used in financing activities	(637)	(698)

Net change in cash and cash equivalents	(13,766)	(17,204)
Cash and cash equivalents at beginning of period	131,432	146,833

Cash and cash equivalents at end of period	$117,666	$129,629

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

The condensed consolidated balance sheet as of December 31, 2012 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2012 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2012 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 0.7 million and 1.2 million restricted stock shares excluded from the computations of basic EPS for the three months ended March 31, 2013 and 2012, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.4 million and 5.6 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2013 and 2012, respectively, because their effect was anti-dilutive. Warrants to purchase 1.6 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2013 and 2012 because their effect was anti-dilutive.

3. Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Term loan	$225,000	$225,000
2016 notes	139,718	139,718
Other long-term debt	4,017	4,031

	368,735	368,749
Unamortized debt discount	(7,206)	(7,794)

	361,529	360,955

Less: current portion of long-term debt	62	60

Total long-term debt, net of current maturities	$361,467	$360,895

The only financial instrument measured at fair value on a recurring basis were the detachable warrants issued in connection with our $225 million term loan.

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31 (in thousands):

Derivative Not Designated as Hedging Instrument	Location of Loss Recognized in Income	Amount of Loss Recognized in Income
		Three Months Ended March 31,
		2013	2012
Warrants	Interest expense, net	$(426)	$(3,148)

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

These techniques incorporate Level 1 and Level 2 inputs. Significant inputs to the derivative valuation for the warrants are observable in the active markets and are classified as Level 2 in the hierarchy.

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of March 31, 2013	Fair Value Measurement as of March 31, 2013	Carrying Value As of December 31, 2012	Fair Value Measurement as of December 31, 2012
Warrants (included in Other long-term liabilities)	$7,754	$7,754	$7,328	$7,328

We have elected to continue to report the value of our term loan and 2016 notes at amortized cost. The carrying value of the 2016 notes at March 31, 2013, approximates fair value and was determined using Level 2 inputs based on market prices. The carrying value of the term loan at March 31, 2013 approximates fair value as the term loan agreement contains a variable interest rate and the value of qualified cash and specified collateral exceeded the minimum value required per the agreement. As such, the fair value measurement of the term loan was also classified as Level 2 in the hierarchy.

4. Income Taxes

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. We recorded a valuation allowance of $4.4 million and $7.0 million for the three months ended March 31, 2013 and 2012, respectively, against the net deferred tax assets generated from the net operating losses during the periods related to our continuing operations.

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

5. Commitments and Contingencies

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

6. Segment and Product Information

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

Sales by product category for the three month periods ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Prefabricated components	$60,820	$43,449
Windows & doors	63,605	49,726
Lumber & lumber sheet goods	116,797	66,430
Millwork	29,053	21,403
Other building products & services	49,427	38,381

Total sales	$319,702	$219,389

7. Recent Accounting Pronouncements

There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

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

We group our building products into five product categories:

•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name.

•	Other Building Products & Services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. However, according to the U.S Census Bureau, U.S. single-family housing starts increased to an annualized rate of 619,000 as of March 31, 2013, which is the highest level achieved since 2008. Despite this increase, single-family housing starts remain well below the historical average of approximately 1.1 million per year. Due to the lower levels in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters expect to see continued improvement in housing demand over the next few years.

•	Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. Additionally, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

•	Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. During the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering has slowed. We expect this trend to reverse as the residential new construction market continues to strengthen.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Over the past few years, the mortgage markets have experienced substantial disruption due to increased defaults. This resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets improve and unemployment rates decline.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on material price increases to our customers could adversely impact our operating results.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

•	Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction. However, we expanded our multi-family and light commercial business over the past several years to further diversify our customer base. We will continue to identify opportunities for incremental profitable growth in the multi-family and light commercial markets.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement in recent quarters. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts at March 31, 2013 was 619,000, a 28.7% improvement from one year ago but approximately 57.8% lower than when the downturn began in 2006. For the first quarter of 2013, actual U.S. single-family housing starts were 135,100, a 28.1% increase compared to the first quarter of 2012. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, increased to 79,000 in the first quarter of 2013, up 27.4% from the first quarter of 2012. Single-family units under construction in the South Region increased 23.2% during the first quarter of 2013 compared to the same quarter a year ago. While the housing industry has shown recent signs of improvement, the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery and high unemployment rates, among other factors could delay a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 664,000 U.S. single-family housing starts for 2013, which is up approximately 24.2% from 2012, but still well below historical averages.

Our sales for the first quarter of 2013 were up 45.7% over the same period last year. We believe our broad offering of building products and construction services represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volume at a rate in excess of the increase in new residential construction during the first quarter of 2013 as we continue growing market share by expanding our customer base and promoting our wide array of products and services to existing customers. We estimate that our sales volume increased approximately 29.7%, while commodity price inflation resulted in an additional 16.0% increase in sales during the first quarter of 2013 compared to the first quarter of 2012. However, our gross margin decreased by 1.1% during the first quarter of 2013 compared to the first quarter of 2012. Our gross margin decreased 1.8% largely due to commodity lumber inflation relative to customer pricing commitments; however, this was partially offset by 0.7% gross margin improvement due to increased sales volume. We have continued to manage our operating expenses with a key focus on conserving liquidity. Our selling, general and administrative expenses, as a percentage of sales, decreased 4.1% in the quarter compared to the same period a year ago. We have made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of increased construction activity in our markets and continue to grow our market share. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term cost reductions while maintaining the expertise to grow the business as market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are expected to continue to be, adversely affected by weather patterns in some of our markets, causing reduced construction activity. Our first quarter 2013 financial results do not reflect the typical seasonality of our business due to improving housing demand and commodity lumber inflation. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

•	The volatility of lumber prices;

•	The cyclical nature of the homebuilding industry;

•	General economic conditions in the markets in which we compete;

•	The pricing policies of our competitors;

•	The production schedules of our customers; and

•	The effects of weather.

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow. However, due to increased building activity and commodity inflation, our working capital levels increased in the first quarter of 2013, which negatively impacted cash flow. In the past, we have also utilized borrowing availability under credit facilities to cover working capital needs. However, we do not have a revolving credit facility at this time.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2013 and 2012, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2013	2012
Sales	100.0%	100.0%
Cost of sales	80.5%	79.4%

Gross margin	19.5%	20.6%
Selling, general and administrative expenses	19.1%	23.2%
Facility closure costs	0.0%	0.0%

Income (loss) from operations	0.4%	(2.6)%
Interest expense, net	3.9%	6.0%
Income tax expense	0.1%	0.1%

Loss from continuing operations	(3.6)%	(8.7)%
Loss from discontinued operations, net of tax	(0.1)%	(0.0)%

Net loss	(3.7)%	(8.7)%

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Sales. Sales for the three months ended March 31, 2013 were $319.7 million, a 45.7% increase over sales of $219.4 million for the three months ended March 31, 2012. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 28.1% in the first quarter of 2013 as compared to the first quarter of 2012. In the South Region, actual single-family starts increased 27.4% in the first quarter of 2013 as compared to the first quarter of 2012, while the number of single-family units under construction increased 23.2% over this same time period. We estimate that our sales volume increased approximately 29.7%, while commodity price inflation resulted in an additional 16.0% increase in sales during the first quarter of 2013 compared to the first quarter of 2012.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$60.8	19.0%	$43.5	19.8%	40.0%
Windows & doors	63.6	19.9%	49.7	22.7%	27.9%
Lumber & lumber sheet goods	116.8	36.5%	66.4	30.3%	75.8%
Millwork	29.1	9.1%	21.4	9.7%	35.7%
Other building products & services	49.4	15.5%	38.4	17.5%	28.8%

Total sales	$319.7	100.0%	$219.4	100.0%	45.7%

Commodity prices for lumber and lumber sheet goods were on average 51.6% higher in the first quarter of 2013 than in the first quarter of 2012. Prices have risen to levels not seen on a consistent basis since 2005 and 2006. This commodity price inflation has resulted in sales growth for lumber and lumber sheet goods and prefabricated components exceeding that of our other product categories. Increased sales volume was achieved across all other product categories consistent with the increase in housing activity for the quarter.

Gross Margin. Gross margin increased $17.2 million to $62.3 million. Our gross margin percentage decreased from 20.6% in the first quarter of 2012 to 19.5% in the first quarter of 2013, a 1.1% decrease. Our gross margin percentage decreased 1.8% due to commodity lumber inflation in the first quarter of 2013 relative to customer pricing commitments. However, this decrease was partially offset by a 0.7% gross margin improvement due to increased sales volume and our ability to leverage fixed costs within cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $10.2 million, or 20.2%. Our salaries and benefits expense, excluding stock compensation expense, was $37.7 million, an increase of $6.6 million from the first quarter of 2012. Delivery expense increased $1.4 million and other general administrative expense increased $1.2 million as compared to the first quarter of 2012 due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses decreased from 23.2% in 2012 to 19.1% in 2013. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 2.4%, delivery costs decreased by 0.9% and other general administrative expense decreased 0.3%.

Interest Expense, net. Interest expense was $12.5 million in the first quarter of 2013, a decrease of $0.6 million from the first quarter of 2012. The decrease was primarily related to a $2.7 million reduction in the non-cash, fair value adjustment related to stock warrants issued in connection with our term loan. This decrease was partially offset by an increase of $1.8 million in interest on the additional term loan principal borrowed in December 2012.

Income Tax Expense. We recorded income tax expense of $0.3 million during the first quarter of 2013 compared to $0.2 million in the first quarter of 2012. We recorded an after-tax, non-cash valuation allowance of $4.4 million and $7.0 million, in 2013 and 2012, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 36.3% in both the first quarter of 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our $225 million term loan contains financial covenants, which include maintaining a minimum amount of qualified cash and specified collateral value. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders. Qualified cash must be at least $15.0 million at all times. Specified collateral value is defined as the amount of qualified cash at such time, plus accounts receivable and inventory which meet specified criteria within the term loan agreement. The minimum specified collateral value must equal at least $225.0 million, contingent upon maintaining certain levels of qualified cash. The following table shows our qualified cash and specified collateral value as of March 31, 2013 and December 31, 2012 (in thousands):

	As of
	March 31, 2013	December 31, 2012
Cash and cash equivalents	$117,666	$131,432
Less:
Non-qualified cash	(554)	(624)

Qualified cash	117,112	130,808
Accounts receivable	137,443	117,405
Less:
Ineligible receivables	31	(379)

Net amount of accounts receivable	137,474	117,026
Inventory	132,830	108,999
Less:
Ineligible inventory	(7,751)	(7,638)
Inventory limitation*	—	—

Value of inventory	125,079	101,361
Specified collateral value	$379,665	$349,195

Minimum specified collateral value	$225,000	$225,000

*	The value of inventory is limited to 122.222% of the net amount of accounts receivable from November 1 through March 1, and to 100.0% of the net amount of accounts receivable at all other times during the year.

Our liquidity at March 31, 2013 was $102.7 million, which includes $117.7 million in cash, reduced by the $15.0 million minimum qualified cash requirement in our term loan. We still expect our cash usage for fiscal 2013 to be in the range of $30-$40 million and to end 2013 with (i) cash of $90-$100 million and (ii) liquidity of $75-$85 million, after deducting the $15.0 million minimum cash requirement in our term loan.

In the event that housing starts or sales volume for the remainder of 2013 are higher or lower than expected, or if other assumptions used in our forecasting differ from actual results, our forecasted cash usage and liquidity levels may change. Should the current industry conditions continue beyond 2013 or further deteriorate, we may be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps will prove successful if housing activity does not continue to improve.

At March 31, 2013 we had $12.6 million in letters of credit outstanding under the sub-facility and no letters of credit outstanding under the stand-alone facility. We had no restricted cash at March 31, 2013 and we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Consolidated Cash Flows

Cash used in operating activities was $25.2 million and $14.9 million for the three months ended March 31, 2013 and 2012, respectively. Of the cash used in operating activities, approximately $18.9 million and $2.4 million were due to an increase in working capital in the three months ended March 31, 2013 and 2012, respectively. Cash interest payments were $10.9 million and $9.4 million for the three months ended March 31, 2013 and 2012, respectively. These increases were partially offset by cash provided by operations.

Cash provided by investing activities for the three months ended March 31, 2013 was $12.1 million compared to cash used in investing activities of $1.6 million for the three months ended March 31, 2012. The change was primarily due to a decrease of $13.0 million in restricted cash related to the transfer of our outstanding letters of credit from the stand-alone facility to our new sub-facility which eliminated our cash collateral requirement for outstanding letters of credit. The remaining change is primarily due to a reduction in capital expenditures during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Cash used in financing activities was $0.6 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Cash used in financing activities for both the three months ended March 31, 2013 and 2012 primarily relates to the repurchase of our common stock related to restricted stock tendered in order to meet minimum withholding tax requirements for shares vested and payments of deferred loan costs related to the term loan, partially offset by cash received from the exercise of employee stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense when market interest rates change. LIBOR rates on our term loan are subject to a 2% floor and LIBOR rates on our 2016 notes are subject to a 3% floor. Interest expense on these debt instruments would not change unless LIBOR increased to greater than 2%. Changes in our debt could also increase these risks. Based on debt outstanding and LIBOR rates at March 31, 2013, a 1.0% increase in interest rates would not result in any additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2013, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	—	—	—	—
February 1, 2013 — February 28, 2013	164,853	$6.29	—	—
March 1, 2013 — March 31, 2013	—	—	—	—

Total	164,853	$6.29	—	—

The shares presented in the above table represent restricted stock tendered in order to meet minimum withholding tax requirements for shares vested.

Item 3. Defaults upon Senior Securities

(a) None

(b)  None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 3, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.
***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

May 3, 2013

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

May 3, 2013