Form 10-Q
period 2013-06-30
Builders FirstSource, Inc.
filed 2013-08-02
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 31, 2013 was 97,193,947.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(Unaudited)
	(In thousands, except per share amounts)
Sales	$398,148	$271,919	$717,850	$491,308
Cost of sales	315,916	218,255	573,271	392,525

Gross margin	82,232	53,664	144,579	98,783
Selling, general and administrative expenses	69,011	54,960	130,089	105,793
Facility closure costs	52	76	111	204

Income (loss) from operations	13,169	(1,372)	14,379	(7,214)
Interest expense, net	61,058	10,461	73,558	23,566

Loss from continuing operations before income taxes	(47,889)	(11,833)	(59,179)	(30,780)
Income tax expense	400	144	715	318

Loss from continuing operations	(48,289)	(11,977)	(59,894)	(31,098)
Income (loss) from discontinued operations (net of income tax expense of $0 for the three months and six months ended in 2013 and 2012, respectively)	83	(78)	(120)	(145)

Net loss	$(48,206)	$(12,055)	$(60,014)	$(31,243)

Comprehensive loss	$(48,206)	$(12,055)	$(60,014)	$(31,243)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.50)	$(0.13)	$(0.62)	$(0.33)
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	(0.00)

Net loss	$(0.50)	$(0.13)	$(0.62)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	96,349	95,427	96,170	95,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,511	$131,432
Restricted cash	—	12,068
Accounts receivable, less allowances of $3,692 and $2,831 at June 30, 2013 and December 31, 2012, respectively	157,877	117,405
Inventories	129,172	108,999
Other current assets	12,677	9,968

Total current assets	325,237	379,872
Property, plant and equipment, net	43,562	44,084
Goodwill	111,193	111,193
Other assets, net	25,515	15,692

Total assets	$505,507	$550,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,575	$79,397
Accrued liabilities	46,291	37,778
Current maturities of long-term debt	64	60

Total current liabilities	136,930	117,235
Long-term debt, net of current maturities	353,939	360,895
Other long-term liabilities	23,090	24,615

Total liabilities	513,959	502,745
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 97,189 and 96,916 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	965	957
Additional paid-in capital	366,929	363,471
Accumulated deficit	(376,346)	(316,332)

Total stockholders’ (deficit) equity	(8,452)	48,096

Total liabilities and stockholders’ equity	$505,507	$550.841

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(60,014)	$(31,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,308	5,341
Amortization and write-off of deferred loan costs	2,833	341
Amortization and write-off of debt discount	7,794	668
Fair value adjustment of stock warrants	755	3,726
Deferred income taxes	429	226
Bad debt expense	649	167
Net non-cash income from discontinued operations	(195)	—
Stock compensation expense	2,319	1,725
Net gain on sale of assets	(24)	(54)
Changes in assets and liabilities:
Receivables	(41,121)	(37,373)
Inventories	(20,173)	(18,973)
Other current assets	(2,641)	1,671
Other assets and liabilities	562	(857)
Accounts payable	11,178	30,910
Accrued liabilities	6,473	5,948

Net cash used in operating activities	(85,868)	(37,777)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,595)	(3,988)
Proceeds from sale of property, plant and equipment	617	58
Decrease in restricted cash	13,030	675

Net cash provided by (used in) investing activities	9,052	(3,255)

Cash flows from financing activities:
Borrowings under revolving credit facility	30,000	—
Payments under revolving credit facility	(30,000)	—
Proceeds from issuance of long term debt	350,000	—
Payments of long-term debt and other loans	(364,746)	(26)
Deferred loan costs	(14,301)	(287)
Payments of recapitalization costs	(37)	—
Exercise of stock options	1,015	98
Repurchase of common stock	(1,036)	(496)

Net cash used in financing activities	(29,105)	(711)

Net change in cash and cash equivalents	(105,921)	(41,743)
Cash and cash equivalents at beginning of period	131,432	146,833

Cash and cash equivalents at end of period	$25,511	$105,090

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 0.7 million and 1.3 million restricted stock shares excluded from the computations of basic EPS for the three and six months ended June 30, 2013 and 2012, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 5.2 million and 5.7 million shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2013 and 2012, respectively, because their effect was anti-dilutive. Warrants to purchase 1.4 million and 1.6 million shares of common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2013 and 2012, respectively, because their effect was anti-dilutive.

3. Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
2021 notes	$350,000	$—
Term loan	—	225,000
2016 notes	—	139,718
Other long-term debt	4,003	4,031

	354,003	368,749
Unamortized debt discount	—	(7,794)

	354,003	360,955

Less: current maturities of long-term debt	64	60

Long-term debt, net of current maturities	$353,939	$360,895

In May 2013 we completed a private offering of $350.0 million in aggregate principal amount of 7.625% senior secured notes due 2021 (“2021 Notes”) at a price equal to 100% of their face value. In conjunction with the offering, we also entered into a new 5-year $175.0 million senior secured revolving credit facility agreement (“2013 Facility”) provided by a syndicate of financial institutions led by SunTrust Bank as administrative agent.

We used the net proceeds from the offering of the 2021 Notes, together with cash on hand, to (i) redeem $139.7 million in aggregate outstanding principal amount of our Second Priority Senior Secured Floating Rate Notes due 2016 (“2016 Notes”) at par plus accrued and unpaid interest thereon to the redemption date, (ii) repay $225.0 million in borrowings outstanding under our existing first-lien term loan due 2015 (“Term Loan”) plus a prepayment premium of approximately $39.5 million and accrued and unpaid interest and (iii) pay the related commissions, fees and expenses. The repayment of the 2016 Notes and the Term Loan was considered to be an extinguishment. As such, we recognized a loss of $48.4 million, which was recorded as interest expense in the second quarter of 2013. Of this $48.4 million loss, $39.5 million was due to the prepayment premium on the Term Loan, $6.8 million was due to a write-off of unamortized debt discount on the Term Loan and $2.1 million was due to a write-off of unamortized deferred loan costs on the 2016 Notes and the Term Loan.

Upon the repayment of the outstanding borrowings and payment of the prepayment premium and accrued interest, we terminated the Term Loan, which included a $15.0 million letter of credit sub-facility (“Sub-Facility”). The $12.7 million of outstanding letters of credit under the Sub-Facility were transferred to the 2013 Facility. At the same time, we also terminated our $10.0 million stand-alone letter of credit facility (“Stand-Alone Facility”). There were no letters of credit outstanding under the Stand-Alone Facility at the time of termination.

In connection with the issuance of the 2021 Notes and entering into the 2013 Facility we incurred approximately $15.5 million of various third-party fees and expenses. Of these costs, $11.2 million were allocated to the 2021 Notes and $4.3 million were allocated to the 2013 Facility. These costs have been capitalized and will be amortized over the respective terms of the 2021 Notes and the 2013 Facility. The remaining $0.9 million in unamortized deferred loan costs are being amortized over the term of the 2013 Facility.

Senior Secured Notes due 2021

As of June 30, 2013, we have $350.0 million outstanding in aggregate principal amount of 2021 Notes that mature on June 1, 2021. The 2021 Notes were issued pursuant to an indenture, dated as of May 29, 2013 (“Indenture”), by and between us, certain of our subsidiaries, as guarantors (“Guarantors”), and Wilmington Trust, National Association, as trustee and notes collateral agent (“Trustee”). Interest accrues on the 2021 Notes at a rate of 7.625% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

The 2021 Notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior secured basis, by each of the Guarantors. All obligations under the 2021 Notes, and the guarantees of those obligations, will be secured by substantially all of our assets and the assets of the Guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute Notes Collateral (as defined herein) and a second-priority security interest in such assets that constitute ABL Collateral (as defined herein). An intercreditor agreement (“ABL/Bond Intercreditor Agreement”), dated as of May 29, 2013, among us, the Guarantors, SunTrust Bank, as ABL Collateral agent, and the Trustee, as Notes Collateral agent, will govern all arrangements in respect of the priority of the security interest in the ABL Collateral and the Notes Collateral.

“ABL Collateral” includes substantially all presently owned and after-acquired accounts receivable, inventory, rights of an unpaid vendor with respect to inventory, deposit accounts, investment property, cash and cash equivalents, and instruments and chattel paper and general intangibles, books and records and documents related to and proceeds of each of the foregoing. “Notes Collateral” includes substantially all collateral which is not ABL Collateral.

The Indenture contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock, distributions, asset sales and investments. At any time we can redeem some or all of the 2021 Notes at a redemption price equal to par plus a specified premium that declines to par by 2019. In the event of a change of control, we may be required to offer to purchase the 2021 Notes at a purchase price equal to 101% of the principal, plus accrued and unpaid interest.

2013 Senior Secured Revolving Credit Facility

The 2013 Facility provides for a $175.0 million revolving credit line which will primarily be used for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. The 2013 Facility is scheduled to mature on May 29, 2018. At June 30, 2013, the net borrowing availability under the 2013 Facility totaled $162.3 million after being reduced by outstanding letters of credit of approximately $12.7 million. During the second quarter of 2013 we borrowed and repaid $30.0 million under the 2013 Facility at a weighted-average interest rate of 4.0%. There were no outstanding borrowings under the 2013 Facility at June 30, 2013.

Borrowings under the 2013 Facility bear interest, at our option, at either a base rate or eurodollar rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.75% to 1.25% for base rate loans and 1.75% to 2.25% for eurodollar rate loans, in each case based on a measure of our availability under the revolver. A variable commitment fee, currently at a rate of 0.5%, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit issued and outstanding under the 2013 Facility are assessed a fee at a rate equal to the applicable eurodollar rate margin, currently 1.75%, and is payable quarterly in arrears at the end of March, June, September and December. They are also assessed a fronting fee at a rate of 0.125%.

All obligations under the 2013 Facility will be guaranteed jointly and severally by us and all our subsidiaries that guarantee the 2021 Notes. All obligations under the 2013 Facility, and the guarantees of those obligations, will be secured by substantially all of our assets and the guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute ABL Collateral and a second-priority security interest in such assets that constitute Notes Collateral.

The 2013 Facility contains certain restrictive covenants, which, among other things, relate to the incurrence of indebtedness, payment of dividends, repurchase of common stock, distributions, asset sales and investments. The agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability, defined as the sum of our net borrowing availability plus qualified cash, falls below the greater of $17.5 million or 10% of the maximum borrowing amount. As of June 30, 2013, our excess availability was $162.3 million. The agreement governing the 2013 Facility also includes customary events of defaults, including change of control. If an event of default occurs, the lenders under the 2013 Facility would be entitled to take various actions, including the acceleration of amounts due under the revolver and all actions permitted to be taken by a secured creditor (subject to the terms of the ABL/Bond Intercreditor Agreement).

At June 30, 2013, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Fair Value

The only financial instrument measured at fair value on a recurring basis was the detachable warrants issued in connection with the Term Loan.

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30 (in thousands):

Derivative Not Designated as Hedging Instrument		Amount of Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of Loss Recognized in Income	2013	2012	2013	2012
Warrants	Interest expense, net	$(329)	$(578)	$(755)	$(3,726)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of June 30, 2013	Fair Value Measurement as of June 30, 2013	Carrying Value As of December 31, 2012	Fair Value Measurement as of December 31, 2012
Warrants (included in Other long-term liabilities)	$6,915	$6,915	$7,328	$7,328

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at June 30, 2013 was approximately $343.5 million and was determined using Level 2 inputs based on market prices.

4. Discontinued Operations

In December 2012, an Ohio facility met the criteria for held for sale classification. As such, it was reclassified from property, plant, and equipment to other assets. We recorded a $1.1 million impairment charge to adjust the value of this property to its fair value. This amount was included in loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. In April 2013 this facility was sold and the resulting gain of approximately $0.2 million was included in the accompanying condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2013.

5. Income Taxes

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and six months ended June 30, 2013, we recorded valuation allowances of $17.0 million and $21.4 million against the net deferred tax assets generated from the net operating losses during the periods related to our continuing operations. During the three and six months ended June 30, 2012, we recorded a valuation allowance of $4.3 million and $11.3 million against the net deferred tax assets generated from the net operating losses during the periods related to our continuing operations.

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

Sales by product category for the three and six month periods ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Prefabricated components	$78,206	$51,232	$139,026	$94,681
Windows & doors	77,790	59,294	141,395	109,020
Lumber & lumber sheet goods	149,282	87,942	266,079	154,372
Millwork	35,185	26,394	64,238	47,797
Other building products & services	57,685	47,057	107,112	85,438

Sales	$398,148	$271,919	$717,850	$491,308

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

We group our building products into five product categories:

•	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.

•	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

•	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name.

•	Other Building Products & Services. Other building products & services are comprised of products such as cabinets, gypsum, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•	Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. However, according to the U.S. Census Bureau, U.S. single-family housing starts were at an annualized rate of 591,000 as of June 30, 2013, which is one of the highest levels achieved since 2008. Despite this increase, single-family housing starts remain well below the historical average of 1.1 million per year. Due to the lower levels in housing starts and increased competition for homebuilder business, we have, and will likely continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters expect to see continued improvement in housing demand over the next few years.

•	Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in our markets with certain profitability expectations. We expect that our ability to maintain strong relationships with the larger builders will be vital to our ability to expand into new markets as well as grow our market share. Additionally, we have also been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

•	Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. During the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering slowed over the past few years. We expect this trend to reverse as the residential new construction market continues to strengthen.

•	Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Over the past few years, the mortgage markets have experienced substantial disruption due to increased defaults. This resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets improve and unemployment rates decline.

•	Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products due to the price of fuel. Our inability to pass on these price increases to our customers could adversely impact our operating results.

•	Controlling Expenses. Another important aspect of our strategy is controlling costs and enhancing our status as a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. We have a “best practices” operating philosophy, which encourages increasing efficiency, lowering costs, improving working capital, and maximizing profitability and cash flow. We constantly analyze our workforce productivity to achieve the optimum, cost-efficient labor mix for our facilities. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

•	Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction. However, we expanded our multi-family and light commercial business over the past several years to further diversify our customer base. We will continue to identify opportunities for incremental profitable growth in the multi-family and light commercial markets.

DEBT REFINANCING

In May 2013, we completed a private offering of $350.0 million in aggregate principal amount of 7.625% senior secured notes due 2021 (“2021 Notes”) at a price equal to 100% of their face value. In conjunction with the offering, we also entered into a new 5-year $175.0 million senior secured revolving credit facility agreement (“2013 Facility”) provided by a syndicate of financial institutions led by SunTrust Bank as administrative agent. We used the proceeds from this offering, together with cash on hand, to redeem $139.7 million in Second Priority Senior Secured Floating Rate Notes due 2016 (“2016 Notes”), to pay off our $225.0 million first-lien term loan due 2015 (“Term Loan”), including the prepayment premium, and to pay fees and expenses related to the transaction.

For the second quarter of 2013, interest expense included refinancing costs of approximately $48.4 million. These refinancing costs include the $39.5 million prepayment premium on the Term Loan, a $6.8 million write-off of unamortized debt discount on the Term Loan, and a $2.1 million write-off of unamortized deferred loan costs on the Term Loan and 2016 Notes.

These refinancing charges negatively impacted our results for the second quarter of 2013. However, as a result of our new capital structure our annual cash interest going forward will decrease by approximately $16.0 million, to approximately $28.0 million, assuming there are no borrowings under the 2013 Facility.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement in recent quarters. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts at June 30, 2013 was 591,000, an 11.5% improvement from one year ago but approximately 59.7% lower than when the downturn began in 2006. For the second quarter of 2013, actual U.S. single-family housing starts were 172,300, a 14.0% increase compared to the second quarter of 2012. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, increased to 88,400 in the second quarter of 2013, up 14.5% from the second quarter of 2012. Single-family units under construction in the South Region increased 27.4% during the second quarter of 2013 compared to the same quarter a year ago. While the housing industry has shown recent signs of improvement, the availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery and high unemployment rates, among other factors, could delay a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 644,000 U.S. single-family housing starts for 2013, which is up approximately 20.0% from 2012, but still well below historical averages.

Our sales for the second quarter of 2013 were up 46.4% over the same period last year. We estimate sales increased 28.9% due to volume and 17.5% due to price during the second quarter of 2013 compared to the second quarter of 2012. We believe our broad offering of building products and construction services represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volume at a rate in excess of the increase in residential new construction activity during the second quarter of 2013. Our gross margin percentage increased by 1.0% during the second quarter of 2013 compared to the second quarter of 2012. Our gross margin percentage increased 0.6% due to increased sales volume, with the remaining 0.4% coming from price and sales mix. We continue to prudently manage our operating expenses. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. Our selling, general and administrative expenses, as a percentage of sales, were 17.3% in the second quarter of 2013, a 2.9% decrease from 20.2% in the second quarter of 2012.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We believe we are well-positioned to take advantage of increased construction activity in our markets and to continue to grow our market share. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products.

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are expected to continue to be, adversely affected by weather patterns in some of our markets, resulting in reduced construction activity. Our first quarter 2013 financial results did not reflect the typical seasonality of our business due to improving housing demand and commodity lumber inflation. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

•	The volatility of lumber prices;

•	The cyclical nature of the homebuilding industry;

•	General economic conditions in the markets in which we compete;

•	The pricing policies of our competitors;

•	The production schedules of our customers; and

•	The effects of weather.

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing under available credit facilities. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2013 and 2012, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.3%	80.3%	79.9%	79.9%

Gross margin	20.7%	19.7%	20.1%	20.1%
Selling, general and administrative expenses	17.3%	20.2%	18.1%	21.5%
Facility closure costs	0.0%	0.0%	0.0%	0.1%

Income (loss) from operations	3.4%	(0.5)%	2.0%	(1.5)%
Interest expense, net	15.4%	3.8%	10.3%	4.8%
Income tax expense	0.1%	0.1%	0.1%	0.1%

Loss from continuing operations	(12.1)%	(4.4)%	(8.4)%	(6.4)%
Income (loss) from discontinued operations, net of tax	0.0%	(0.0)%	(0.0)%	(0.0)%

Net loss	(12.1)%	(4.4)%	(8.4)%	(6.4)%

Three Months Ended June 30, 2013 Compared with the Three Months Ended June 30, 2012

Sales. Sales for the three months ended June 30, 2013 were $398.1 million, a 46.4% increase over sales of $271.9 million for the three months ended June 30, 2012. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 14.0% in the second quarter of 2013 as compared to the second quarter of 2012. In the South Region, actual single-family starts increased 14.5% in the second quarter of 2013 as compared to the second quarter of 2012, while the number of single-family units under construction increased 27.4% over this same time period. We estimate sales increased 28.9% due to volume and 17.5% due to price during the second quarter of 2013 compared to the second quarter of 2012.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2013		2012
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$78.2	19.7%	$51.2	18.8%	52.7%
Windows & doors	77.8	19.5%	59.3	21.8%	31.2%
Lumber & lumber sheet goods	149.2	37.5%	87.9	32.4%	69.8%
Millwork	35.2	8.8%	26.4	9.7%	33.3%
Other building products & services	57.7	14.5%	47.1	17.3%	22.6%

Total sales	$398.1	100.0%	$271.9	100.0%	46.4%

Commodity prices for lumber and lumber sheet goods were on average 21.5% higher in the second quarter of 2013 than in the second quarter of 2012. Overall, prices have risen to levels not seen on a consistent basis since 2006, though prices did fall approximately 30.0% during the latter half of the second quarter of 2013. This commodity price inflation has resulted in sales growth for lumber and lumber sheet goods and prefabricated components exceeding that of our other product categories. However, increased sales volume was achieved across all other product categories consistent with the increase in housing activity for the quarter.

Gross Margin. Gross margin increased $28.6 million to $82.2 million. Our gross margin percentage increased from 19.7% in the second quarter of 2012 to 20.7% in the second quarter of 2013, a 1.0% increase. Our gross margin percentage increased 0.6% due to increased sales volume and our ability to leverage fixed costs within cost of goods sold, with the remaining 0.4% coming from price and sales mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $14.1 million, or 25.6%. Our salaries and benefits expense, excluding stock compensation expense, was $44.0 million, an increase of $10.0 million from the second quarter of 2012. Delivery expense increased $2.0 million and other general administrative expense increased $1.4 million as compared to the second quarter of 2012, both due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses decreased from 20.2% in 2012 to 17.3% in 2013. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 1.5%, delivery costs decreased by 0.7%, occupancy expense decreased by 0.4% due to the fixed nature of the category and other general administrative expense decreased 0.2%.

Interest Expense, Net. Interest expense was $61.1 million in the second quarter of 2013, an increase of $50.6 million from the second quarter of 2012. The increase in interest expense primarily relates to our recent refinancing transaction and includes $6.8 million of unamortized debt discount write-offs and $2.1 million of debt issuance cost write-offs in the second quarter of 2013, as well as a $39.5 million prepayment premium related to the termination of our Term Loan.

Income Tax Expense. We recorded income tax expense of $0.4 million and $0.1 million during the three months ended June 30, 2013 and 2012, respectively. We recorded an after-tax, non-cash valuation allowance of $17.0 million and $4.3 million in 2013 and 2012, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 34.6% and 34.9% in 2013 and 2012, respectively.

Six Months Ended June 30, 2013 Compared with the Six Months Ended June 30, 2012

Sales. Sales for the six months ended June 30, 2013 were $ 717.9 million, a 46.1% increase over sales of $491.3 million for the six months ended June 30, 2012. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 20.1% in the first six months of 2013 as compared to the first six months of 2012. In the South Region, actual single-family starts increased 20.6% compared to a year ago, while the number of single-family units under construction increased 25.7% over this same time period. We estimate sales increased 29.4% due to volume and 16.7% due to price during the first six months of 2013 compared to the first six months of 2012.

The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2013		2012
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$139.0	19.4%	$94.7	19.3%	46.8%
Windows & doors	141.4	19.7%	109.0	22.2%	29.7%
Lumber & lumber sheet goods	266.1	37.1%	154.4	31.4%	72.4%
Millwork	64.3	8.9%	47.8	9.7%	34.4%
Other building products & services	107.1	14.9%	85.4	17.4%	25.4%

Total sales	$717.9	100.0%	$491.3	100.0%	46.1%

Commodity prices for lumber and lumber sheet goods were on average 35.6% higher in the first six months of 2013 than in the first six months of 2012. Overall, prices have risen to levels not seen on a consistent basis since 2006, though prices did fall by approximately 30.0% during the latter half of the second quarter of 2013. This commodity price inflation has resulted in sales growth for lumber and lumber sheet goods and prefabricated components exceeding that of our other product categories. However, increased sales volume was achieved across all other product categories consistent with the increase in housing activity for the quarter.

Gross Margin. Gross margin increased $45.8 million to $144.6 million. Our gross margin percentage was 20.1% for the first six months of 2013 and 2012. Our gross margin percentage increased 0.7% due to increased sales volume and our ability to leverage fixed costs within cost of goods sold. However, this increase was offset by a 0.7% gross margin decrease due to commodity lumber inflation primarily in the first quarter of 2013 relative to customer pricing commitments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $24.3 million, or 23.0%. Our salaries and benefits expense, excluding stock compensation expense, was $81.6 million, an increase of $16.5 million from the first six months of 2012. Delivery expense increased $3.4 million and other general administrative expense increased $2.5 million as compared to the first six months of 2012 due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses decreased from 21.5% in 2012 to 18.1% in 2013. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 1.9%, delivery costs decreased by 0.8%, occupancy expense decreased by 0.5% due to the fixed nature of the category and other general administrative expense decreased 0.3%.

Interest Expense, Net. Interest expense was $73.6 million in the first six months of 2013, an increase of $50.0 million from the first six months of 2012. The increase in interest expense primarily relates to our recent refinancing transaction and includes $6.8 million of unamortized debt discount write-offs and $2.1 million of debt issuance cost write-offs in the second quarter of 2013, as well as a $39.5 million prepayment premium related to the termination of our Term Loan. These increases were partially offset by a $3.0 million decrease in interest expense related to the fair value adjustments on our outstanding warrants.

Income Tax Expense. We recorded income tax expense of $0.7 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively. We recorded an after-tax, non-cash valuation allowance of $21.4 million and $11.3 million in 2013 and 2012, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 34.9% and 35.7% in 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources at June 30, 2013 consist of cash on hand and borrowing availability under the 2013 Facility. The 2013 Facility will primarily be used for working capital and general corporate purposes. Availability under the 2013 Facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is the sum of the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of June 30, 2013 (in millions):

As of
June 30, 2013
Accounts Receivable Availability	$114.7
Inventory Availability	69.6
Other Receivables Availability	11.6

Gross Availability	195.9
Less:
Agent Reserves	(9.0)

Borrowing Base	186.9
Aggregate Revolving Commitments	175.0

Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0
Less:
Outstanding Borrowings	—
Letters of Credit	(12.7)

Net Borrowing Availability on Revolving Facility	$162.3

Plus:
Cash in Qualified Accounts	—

Excess Availability, as defined	$162.3

As of June 30, 2013, we had no outstanding borrowings under our revolving credit facility and our net borrowing availability was $162.3 million after being reduced by outstanding letters of credit of approximately $12.7 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1.

Our liquidity at June 30, 2013 was $170.3 million, which includes $25.5 million in cash and $162.3 million of net borrowing availability, reduced by the $17.5 million minimum excess availability requirement. At June 30, 2013, we had no restricted cash and we were not in violation of any covenants or restrictions imposed by any of our debt agreements. We believe our liquidity is sufficient to meet our needs for at least the next 12 to 18 months.

Consolidated Cash Flows

Cash used in operating activities was $85.9 million and $37.8 million for the six months ended June 30, 2013 and 2012, respectively. Of the cash used in operating activities, approximately $63.9 million and $19.0 million were cash interest payments in the six months ended June 30, 2013 and 2012, respectively. The $63.9 million in cash interest payments for the six months ended June 30, 2013 includes a $39.5 million prepayment premium related to the termination of our Term Loan. In addition, approximately $46.3 million and $17.8 million of the cash used in operating activities were due to increases in working capital for the six months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 these increases were partially offset by cash provided by operations.

Cash provided by investing activities for the six months ended June 30, 2013 was $9.1 million compared to cash used in investing activities of $3.3 million for the six months ended June 30, 2012. The change was primarily due to a decrease of $13.0 million in restricted cash as our cash collateral requirement for outstanding letters of credit was eliminated. The remaining change is primarily due to an increase in capital expenditures during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Cash used in financing activities was $29.1 million and $0.7 million for the six months ended June 30, 2013 and 2012, respectively. In May 2013 we issued $350.0 of 2021 Notes and repaid our $225.0 million Term Loan and $139.7 million of 2016 Notes. The remaining change is primarily due to $14.3 million in payments of deferred loan costs related to our 2013 Facility and the 2021 Notes.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements or changes to existing guidance that were applicable to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if there were changes in our debt. Changes in market interest rates could also increase these risks. Our 2021 Notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 Notes would not be affected by an increase in market interest rates. Borrowings under the 2013 Facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At June 30, 2013, a 1.0% increase in interest rates would not result in any additional interest expense annually as we had no outstanding borrowings under the 2013 Facility. The 2013 Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2013, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) On May 13, 2013, the Company issued 128,169 shares of its common stock to BlackRock Kelso Mezzanine Partners I, LLC (“BlackRock”) upon the cashless exercise of warrants held by BlackRock to purchase 200,000 shares of the Company’s common stock at a price of $2.50 per share. In the cashless exercise, BlackRock surrendered its right to receive 71,831 shares of our common stock in payment of the exercise price. These shares had a value of $499,994 based on the dollar volume-weighted average price of our common stock on the exercise date. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) None

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2	Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1	Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2	Indenture, dated as of January 21, 2010, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.3	Indenture, dated as of May 29, 2013, among Builders FirstSource, Inc., the Guarantors party thereto, and Wilmington Trust Company, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.1	Credit Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc., as borrower, the additional borrowers party thereto, the lenders party thereto, and SunTrust Bank, as administrative agent, swing line lender, and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.2	ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.3	Notes Collateral Agreement, dated as of May 29, 2013, by and among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.4	Security Agreement, dated as of May 29, 2013, by and among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.5	Guaranty, dated as of May 29, 2013, among Builders FirstSource, Inc., the other guarantors party thereto from time to time, and SunTrust Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101***	The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 2, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and M. Chad Crow, our Chief Financial Officer.
***	The Interactive Data Files on Exhibit 101 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

August 2, 2013

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

August 2, 2013