Form 10-Q
period 2013-09-30
Builders FirstSource, Inc.
filed 2013-11-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 30, 2013 was 97,373,943.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except per share amounts)
Sales	$402,931	$291,780	$1,120,781	$783,088
Cost of sales	310,437	234,067	883,708	626,592
Gross margin	92,494	57,713	237,073	156,496
Selling, general and administrative expenses	72,343	58,650	202,432	164,443
Facility closure costs	(197)	692	(86)	896
Income (loss) from operations	20,348	(1,629)	34,727	(8,843)
Interest expense, net	7,525	10,618	81,083	34,184
Income (loss) from continuing operations before income taxes	12,823	(12,247)	(46,356)	(43,027)
Income tax (benefit) expense	(129)	33	586	351
Income (loss) from continuing operations	12,952	(12,280)	(46,942)	(43,378)
Loss from discontinued operations (net of income tax expense of $0 for the three months and nine months ended in 2013 and 2012, respectively)	(158)	(1,285)	(278)	(1,430)
Net income (loss)	$12,794	$(13,565)	$(47,220)	$(44,808)
Comprehensive income (loss)	$12,794	$(13,565)	$(47,220)	$(44,808)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.13)	$(0.49)	$(0.46)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net income (loss)	$0.13	$(0.14)	$(0.49)	$(0.47)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.13)	$(0.49)	$(0.46)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net income (loss)	$0.13	$(0.14)	$(0.49)	$(0.47)
Weighted average common shares outstanding:
Basic	97,229	95,514	96,314	95,401
Diluted	99,765	95,514	96,314	95,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,356	$131,432
Restricted cash	—	12,068
Accounts receivable, less allowances of $3,788 and $2,831 at September 30, 2013 and December 31, 2012, respectively	164,049	117,405
Inventories	125,291	108,999
Other current assets	11,690	9,968
Total current assets	351,386	379,872
Property, plant and equipment, net	46,404	44,084
Goodwill	111,193	111,193
Other assets, net	24,887	15,692
Total assets	$533,870	$550,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,867	$79,397
Accrued liabilities	60,544	37,778
Current maturities of long-term debt	65	60
Total current liabilities	151,476	117,235
Long-term debt, net of current maturities	353,922	360,895
Other long-term liabilities	23,020	24,615
Total liabilities	528,418	502,745
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 97,276 and 96,916 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	967	957
Additional paid-in capital	368,037	363,471
Accumulated deficit	(363,552)	(316,332)
Total stockholders’ equity	5,452	48,096
Total liabilities and stockholders’ equity	$533,870	$550,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(47,220)	$(44,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,341	8,253
Amortization and write-off of deferred loan costs	3,450	514
Amortization and write-off of debt discount	7,794	1,022
Fair value adjustment of stock warrants	558	4,417
Deferred income taxes	875	338
Bad debt expense	866	458
Net non-cash income from discontinued operations	(195)	—
Stock compensation expense	3,285	2,672
Net gain on sale of assets	(167)	(27)
Changes in assets and liabilities:
Receivables	(47,510)	(47,109)
Inventories	(16,292)	(20,139)
Other current assets	(2,028)	(1,710)
Other assets and liabilities	(973)	103
Accounts payable	11,470	35,555
Accrued liabilities	22,574	11,615
Net cash used in operating activities	(56,172)	(48,846)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,392)	(9,156)
Proceeds from sale of property, plant and equipment	1,674	219
Decrease in restricted cash	13,030	2,250
Net cash provided by (used in) investing activities	5,312	(6,687)
Cash flows from financing activities:
Borrowings under revolving credit facility	30,000	—
Payments under revolving credit facility	(30,000)	—
Proceeds from issuance of long term debt	350,000	—
Payments of long-term debt and other loans	(364,763)	(39)
Deferred loan costs	(15,539)	(358)
Payments of recapitalization costs	(37)	—
Exercise of stock options	1,159	268
Repurchase of common stock	(1,036)	(496)
Net cash used in financing activities	(30,216)	(625)
Net change in cash and cash equivalents	(81,076)	(56,158)
Cash and cash equivalents at beginning of period	131,432	146,833
Cash and cash equivalents at end of period	$50,356	$90,675

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

2. Net Income (Loss) per Common Share

Net income (loss) per common share (“EPS”) is calculated in accordance with the Earnings per Share topic of the FASB Accounting Standards Codification (“Codification”), which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 0.6 million restricted stock shares included in our basic EPS calculation for the three months ended September 30, 2013, as we generated net income. There were 0.6 million restricted stock shares excluded from the computation of basic EPS for the nine months ended September 30, 2013, because we generated a net loss. There were 1.2 million restricted stock shares excluded from the computations of basic EPS for the three and nine months ended September 30, 2012, because we generated a net loss.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 5.1 million options and 1.4 million warrants for the three months ended September 30, 2013. In addition, $0.2 million of income due to fair value adjustments related to the warrants during the three months ended September 30, 2013 was excluded from net income in the computation of diluted EPS for the three months ended September 30, 2013. Options to purchase 5.1 million shares of common stock were not included in the computations of diluted EPS for the nine months ended September 30, 2013 because their effect was anti-dilutive. Options to purchase 5.6 million shares of common stock were not included in the computations of diluted EPS for the three and nine months ended September 30, 2012 because their effect was anti-dilutive. Warrants to purchase 1.4 million shares of common stock were not included in the computation of diluted EPS for the nine months ended September 30, 2013 because their effect was anti-dilutive. Warrants to purchase 1.6 million shares of common stock were not included in the computation of diluted EPS for the three and nine months ended September 30, 2012 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares for basic EPS	97,229	95,514	96,314	95,401
Dilutive effect of options and warrants	2,536	—	—	—
Weighted average shares for diluted EPS	99,765	95,514	96,314	95,401

3. Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
2021 notes	$350,000	$—
Term loan	—	225,000
2016 notes	—	139,718
Other long-term debt	3,987	4,031
	353,987	368,749
Unamortized debt discount	—	(7,794)
	353,987	360,955
Less: current maturities of long-term debt	65	60
Long-term debt, net of current maturities	$353,922	$360,895

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

In connection with the issuance of the 2021 Notes and entering into the 2013 Facility we incurred approximately $15.6 million of various third-party fees and expenses. Of these costs, $11.2 million were allocated to the 2021 Notes and $4.4 million were allocated to the 2013 Facility. These costs have been capitalized and will be amortized over the respective terms of the 2021 Notes and the 2013 Facility. The remaining $0.9 million in unamortized deferred loan costs related to the Sub-Facility and Stand-Alone Facility are being amortized over the term of the 2013 Facility.

Senior Secured Notes due 2021

As of September 30, 2013, we have $350.0 million outstanding in aggregate principal amount of 2021 Notes that mature on June 1, 2021. The 2021 Notes were issued pursuant to an indenture, dated as of May 29, 2013 (“Indenture”), by and between us, certain of our subsidiaries, as guarantors (“Guarantors”), and Wilmington Trust, National Association, as trustee and notes collateral agent (“Trustee”). Interest accrues on the 2021 Notes at a rate of 7.625% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.

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

2013 Senior Secured Revolving Credit Facility

The 2013 Facility provides for a $175.0 million revolving credit line which will primarily be used for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. The 2013 Facility is scheduled to mature on May 29, 2018. At September 30, 2013, the net borrowing availability under the 2013 Facility totaled $161.1 million after being reduced by outstanding letters of credit of approximately $13.9 million. During the second quarter of 2013 we borrowed and repaid $30.0 million under the 2013 Facility at a weighted-average interest rate of 4.0%. There were no outstanding borrowings under the 2013 Facility at September 30, 2013.

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

The 2013 Facility contains certain restrictive covenants, which, among other things, relate to the incurrence of indebtedness, payment of dividends, repurchase of common stock, distributions, asset sales and investments. The agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability, defined as the sum of our net borrowing availability plus qualified cash, falls below the greater of $17.5 million or 10% of the maximum borrowing amount. As of September 30, 2013, our excess availability was $161.1 million. The agreement governing the 2013 Facility also includes customary events of defaults, including change of control. If an event of default occurs, the lenders under the 2013 Facility would be entitled to take various actions, including the acceleration of amounts due under the revolver and all actions permitted to be taken by a secured creditor (subject to the terms of the ABL/Bond Intercreditor Agreement).

At September 30, 2013, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Fair Value

The only financial instrument measured at fair value on a recurring basis is the detachable warrants issued in connection with the Term Loan.

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30 (in thousands):

Derivative Not Designated as Hedging Instrument		Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of Gain (Loss) Recognized in Income	2013	2012	2013	2012
Warrants	Interest expense, net	$197	$(691)	$(558)	$(4,417)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of September 30, 2013	Fair Value Measurement as of September 30, 2013	Carrying Value As of December 31, 2012	Fair Value Measurement as of December 31, 2012
Warrants (included in Other long-term liabilities)	$6,717	$6,717	$7,328	$7,328

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at September 30, 2013 was approximately $345.2 million and was determined using Level 2 inputs based on market prices.

4. Discontinued Operations

In December 2012, an Ohio facility met the criteria for held for sale classification. As such, it was reclassified from property, plant, and equipment to other assets. We recorded a $1.1 million impairment charge to adjust the value of this property to its fair value. This amount was included in loss from discontinued operations in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. In April 2013 this facility was sold and the resulting gain of approximately $0.2 million was included in loss from discontinued operations in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2013.

We recognized $0.2 and $0.3 million of expense in the three and nine months ended September 30, 2013, respectively, which was primarily related to future minimum lease obligations on closed facilities and revisions to operating cost estimates. These amounts are included in loss from discontinued operations in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013.

5. Income Taxes

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three months ended September 30, 2013, we recorded a reduction to the valuation allowance on our net deferred tax assets of $3.4 million as we generated net income for the quarter. During the nine months ended September 30, 2013, we recorded a valuation allowance of $17.9 million against the net deferred tax assets generated from the net operating losses during the period related to our continuing operations. During the three and nine months ended September 30, 2012, we recorded a valuation allowance of $4.6 million and $15.9 million against the net deferred tax assets generated from the net operating losses during the periods related to our continuing operations.

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

Sales by product category for the three and nine month periods ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Prefabricated components	$82,955	$56,137	$221,981	$150,818
Windows & doors	84,436	61,821	225,831	170,841
Lumber & lumber sheet goods	137,514	97,305	403,593	251,677
Millwork	37,434	28,048	101,672	75,845
Other building products & services	60,592	48,469	167,704	133,907
Sales	$402,931	$291,780	$1,120,781	$783,088

8. Recent Accounting Pronouncements

In July 2013 the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Income Taxes topic of the Codification.  The objective of this update is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard are effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. Early adoption and retrospective application is permitted, but not required. We are currently evaluating the impact that the adoption of this update will have on our financial statements.

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

HOUSING DATA

Housing data as of September 30, 2013 which is provided by the U.S. Census Bureau and normally included in Management’s Discussion and Analysis was not available at the time of filing.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the recent downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. However, since its low point in early 2009, the homebuilding industry has shown improvement. According to the U.S. Census Bureau, U.S. single-family housing starts were at an annualized rate of 628,000 as of August 31, 2013, which is one of the highest levels achieved since 2008. Despite this increase, single-family housing starts remain well below the historical average of 1.1 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters expect to see continued improvement in housing demand over the next few years.

•

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these larger builders while balancing the competitive pricing pressures we are facing in doing business with these customers. We expect that our ability to maintain strong relationships with the larger builders will be vital to our ability to expand into new markets as well as grow our market share. Additionally, we have also been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

•

Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. During the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering slowed over the past few years. This trend has begun to reverse as the residential new construction market continues to strengthen.

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

For the nine months ended September 30, 2013, interest expense included refinancing costs of approximately $48.4 million. These refinancing costs include the $39.5 million prepayment premium on the Term Loan, a $6.8 million write-off of unamortized debt discount on the Term Loan, and a $2.1 million write-off of unamortized deferred loan costs on the Term Loan and 2016 Notes.

These refinancing charges negatively impacted our results for the nine months ended September 30, 2013. However, as a result of our new capital structure our annual cash interest going forward will decrease by approximately $16.0 million, to approximately $28.0 million, assuming there are no borrowings under the 2013 Facility.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement in recent quarters. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts at August 31, 2013 was 628,000, a 16.9% improvement from August 31, 2012, but approximately 57.1% lower than when the downturn began in 2006. While the housing industry has shown recent signs of improvement, the availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery and high unemployment rates, among other factors, could delay a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 629,000 U.S. single-family housing starts for 2013, which is up approximately 17.1% from 2012, but still well below historical averages.

Our sales for the third quarter of 2013 were up 38.1% over the same period last year. We estimate sales increased 29.6% due to volume and 8.5% due to price during the third quarter of 2013 compared to the third quarter of 2012. We believe our broad offering of building products and construction services represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volume at a rate in excess of the increase in residential new construction activity during the third quarter of 2013. Our gross margin percentage increased by 3.2% during the third quarter of 2013 compared to the third quarter of 2012. We estimate our gross margin percentage increased 2.8% due to improved sales price, with the remaining 0.4% coming from increased sales volume. We continue to prudently manage our operating expenses. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. Our selling, general and administrative expenses, as a percentage of sales, were 18.0% in the third quarter of 2013, a 2.1% decrease from 20.1% in the third quarter of 2012.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2013 and 2012, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.0%	80.2%	78.8%	80.0%
Gross margin	23.0%	19.8%	21.2%	20.0%
Selling, general and administrative expenses	18.0%	20.1%	18.1%	21.0%
Facility closure costs	0.0%	0.3%	0.0%	0.1%
Income (loss) from operations	5.0%	(0.6)%	3.1%	(1.1)%
Interest expense, net	1.8%	3.6%	7.2%	4.4%
Income tax (benefit) expense	(0.0)%	0.0%	0.1%	0.0%
Income (loss) from continuing operations	3.2%	(4.2)%	(4.2)%	(5.5)%
Loss from discontinued operations, net of tax	(0.0)%	(0.4)%	(0.0)%	(0.2)%
Net income (loss)	3.2%	(4.6)%	(4.2)%	(5.7)%

Three Months Ended September 30, 2013 Compared with the Three Months Ended September 30, 2012

Sales. Sales for the three months ended September 30, 2013 were $402.9 million, a 38.1% increase over sales of $291.8 million for the three months ended September 30, 2012. We estimate sales increased 29.6% due to volume and 8.5% due to price during the third quarter of 2013 compared to the third quarter of 2012.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2013		2012
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$83.0	20.6%	$56.1	19.2%	47.8%
Windows & doors	84.4	21.0%	61.8	21.2%	36.6%
Lumber & lumber sheet goods	137.5	34.1%	97.3	33.4%	41.3%
Millwork	37.4	9.3%	28.1	9.6%	33.5%
Other building products & services	60.6	15.0%	48.5	16.6%	25.0%
Total sales	$402.9	100.0%	$291.8	100.0%	38.1%

Commodity prices for lumber and lumber sheet goods were on average 1.3% higher in the third quarter of 2013 than in the third quarter of 2012. Overall, prices have risen to levels not seen on a consistent basis since 2006, though prices did fall approximately 30.0% during the latter half of the second quarter of 2013, but have gradually increased since then. This commodity price inflation contributed to sales growth for lumber and lumber sheet goods and prefabricated components exceeding that of our other product categories. However, increased sales volume was achieved across all other product categories consistent with the increase in housing activity for the quarter.

Gross Margin. Gross margin increased $34.8 million to $92.5 million. Our gross margin percentage increased from 19.8% in the third quarter of 2012 to 23.0% in the third quarter of 2013, a 3.2% increase. We estimate our gross margin percentage increased 2.8% due to improved sales price, with the remaining 0.4% coming from increased sales volume and our ability to leverage fixed costs within cost of goods sold.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $13.7 million, or 23.3%. Our salaries and benefits expense, excluding stock compensation expense, was $46.4 million, an increase of $10.8 million from the third quarter of 2012. Delivery expense increased $1.3 million and other general administrative expense increased $1.4 million as compared to the third quarter of 2012, both due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses decreased from 20.1% in 2012 to 18.0% in 2013. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 0.7%, delivery costs decreased by 0.8%, occupancy expense decreased by 0.4% and other general administrative expense decreased 0.2%.

Interest Expense, Net. Interest expense was $7.5 million in the third quarter of 2013, a decrease of $3.1 million from the third quarter of 2012, which relates primarily to our May 2013 refinancing. For the third quarter of 2013, interest expense included $6.7 million related to our outstanding senior secured notes due 2021 and $0.6 million of amortized deferred loan costs. Interest expense in the third quarter of 2012 included $4.7 million related to our term loan and $4.5 million related to our floating rate notes due 2016. In addition, interest expense in the third quarter of 2012 included a $0.7 million non-cash, fair value adjustment related to stock warrants issued in connection with the term loan and $0.2 million in amortized deferred loan costs.

Income Tax Expense. We recorded a $0.1 million income tax benefit in the third quarter of 2013 compared to income tax expense of $0.0 million in the third quarter of 2012. We recorded a reduction of the after-tax, non-cash valuation allowance of $3.4 million in the third quarter of 2013. We recorded an increase in the after-tax, non-cash valuation allowance of $4.6 million in the third quarter of 2012. Both were related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate inclusive of discrete items would have been 25.8% and 37.6% in 2013 and 2012, respectively.

Nine Months Ended September 30, 2013 Compared with the Nine Months Ended September 30, 2012

Sales. Sales for the nine months ended September 30, 2013 were $1,120.8 million, a 43.1% increase over sales of $783.1 million for the nine months ended September 30, 2012. We estimate sales increased 29.5% due to volume and 13.6% due to price during the first nine months of 2013 compared to the first nine months of 2012.

The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2013		2012
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$222.0	19.8%	$150.8	19.3%	47.2%
Windows & doors	225.8	20.1%	170.8	21.8%	32.2%
Lumber & lumber sheet goods	403.6	36.0%	251.7	32.1%	60.4%
Millwork	101.7	9.1%	75.9	9.7%	34.1%
Other building products & services	167.7	15.0%	133.9	17.1%	25.2%
Total sales	$1,120.8	100.0%	$783.1	100.0%	43.1%

Commodity prices for lumber and lumber sheet goods were on average 23.2% higher in the first nine months of 2013 than in the first nine months of 2012. Overall, prices have risen to levels not seen on a consistent basis since 2006, though prices did fall by approximately 30.0% during the latter half of the second quarter of 2013, but have gradually increased since then. This commodity price inflation contributed to sales growth for lumber and lumber sheet goods and prefabricated components exceeding that of our other product categories. However, increased sales volume was achieved across all other product categories consistent with the increase in housing activity for the nine months ended September 30, 2013.

Gross Margin. Gross margin increased $80.6 million to $237.1 million. Our gross margin percentage increased from 20.0% in the first nine months of 2012 to 21.2% in the first nine months of 2013. We estimate our gross margin percentage increased 0.6% due to increased sales volume and our ability to leverage fixed costs within cost of goods sold, with the remaining 0.6% coming from price and sales mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $38.0 million, or 23.1%. Our salaries and benefits expense, excluding stock compensation expense, was $128.1 million, an increase of $27.3 million from the first nine months of 2012. Delivery expense increased $4.6 million and other general administrative expense increased $4.0 million as compared to the first nine months of 2012 due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses decreased from 21.0% in 2012 to 18.1% in 2013. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, decreased 1.4%, delivery costs decreased by 0.8%, occupancy expense decreased by 0.4% and other general administrative expense decreased 0.2%.

Interest Expense, Net. Interest expense was $81.1 million in the first nine months of 2013, an increase of $46.9 million from the first nine months of 2012. The increase in interest expense primarily relates to our recent refinancing transaction and includes $6.8 million of unamortized debt discount write-offs and $2.1 million of debt issuance cost write-offs in the second quarter of 2013, as well as a $39.5 million prepayment premium related to the termination of our Term Loan.

Income Tax Expense. We recorded income tax expense of $0.6 million and $0.4 million during the nine months ended September 30, 2013 and 2012, respectively. We recorded an after-tax, non-cash valuation allowance of $17.9 million and $15.9 million in 2013 and 2012, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate inclusive of discrete items would have been 37.4% and 36.2% in 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital resources at September 30, 2013 consist of cash on hand and borrowing availability under the 2013 Facility. The 2013 Facility will primarily be used for working capital and general corporate purposes. Availability under the 2013 Facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is the sum of the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of September 30, 2013 (in millions):

As of September 30, 2013
Accounts Receivable Availability	$118.5
Inventory Availability	68.1
Other Receivables Availability	11.2
Gross Availability	197.8
Less:
Agent Reserves	(7.6)
Borrowing Base	190.2
Aggregate Revolving Commitments	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0
Less:
Outstanding Borrowings	—
Letters of Credit	(13.9)
Net Borrowing Availability on Revolving Facility	$161.1
Plus:
Cash in Qualified Accounts	—
Excess Availability, as defined	$161.1

As of September 30, 2013, we had no outstanding borrowings under the 2013 Facility and our net borrowing availability was $161.1 million after being reduced by outstanding letters of credit of approximately $13.9 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1.

Our liquidity at September 30, 2013 was $211.5 million, which includes $50.4 million in cash and $161.1 million of net borrowing availability. At September 30, 2013, we had no restricted cash and we were not in violation of any covenants or restrictions imposed by any of our debt agreements. We believe our liquidity is sufficient to meet our needs for at least the next 12 to 18 months.

Consolidated Cash Flows

Cash used in operating activities was $56.2 million and $48.8 million for the nine months ended September 30, 2013 and 2012, respectively. Of the cash used in operating activities, approximately $64.3 million and $28.4 million were cash interest payments in the nine months ended September 30, 2013 and 2012, respectively. The $64.3 million in cash interest payments for the nine months ended September 30, 2013 includes a $39.5 million prepayment premium related to the termination of our Term Loan. In addition, approximately $31.8 million and $21.8 million of the cash used in operating activities were due to increases in working capital for the nine months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 these increases were partially offset by cash provided by operations primarily due to increased sales and improved profitability.

Cash provided by investing activities for the nine months ended September 30, 2013 was $5.3 million compared to cash used in investing activities of $6.7 million for the nine months ended September 30, 2012. The change was primarily due to a decrease of $10.8 million in restricted cash during the nine months ended September 30, 2013 as our cash collateral requirement for outstanding letters of credit was eliminated. The remaining change is primarily due to an increase in proceeds from the sale of property, plant and equipment during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cash used in financing activities was $30.2 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively. In May 2013 we issued $350.0 million of 2021 Notes and repaid our $225.0 million Term Loan and $139.7 million of 2016 Notes. The remaining change is primarily due to $15.5 million in payments of deferred loan costs related to our 2013 Facility and the 2021 Notes.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013 the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Income Taxes topic of the Codification.  The objective of this update is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard are effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. Early adoption and retrospective application is permitted, but not required. We are currently evaluating the impact that the adoption of this update will have on our financial statements.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if there were changes in our debt. Changes in market interest rates could also increase these risks. Our 2021 Notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 Notes would not be affected by an increase in market interest rates. Borrowings under the 2013 Facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At September 30, 2013, a 1.0% increase in interest rates would not result in any additional interest expense annually as we had no outstanding borrowings under the 2013 Facility. The 2013 Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

Our share price and, to a lesser extent, the historical volatility of our common stock are the primary factors in the changes to our fair value measurements  related to our outstanding warrants. All other inputs being equal, an increase or decrease in our share price or volatility would result in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense. Based on the warrants outstanding and the historical volatility of our common stock as of September 30, 2013, a 10% change in our share price would result in approximately a $0.8 million change in our interest expense.  Based on the warrants outstanding and our share price as of September 30, 2013, a 10% change in the historical volatility of our common stock would result in approximately a $0.2 million change in our interest expense.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2013, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 1, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, (ii) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

November 1, 2013

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

November 1, 2013