Form 10-K
period 2013-12-31
Builders FirstSource, Inc.
filed 2014-02-28
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $280.1 million based on the closing price per share on that date of $5.98 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 26, 2014 was 97,950,006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 21, 2014 are incorporated by reference into Part II and Part III of this Form 10-K.

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

OVERVIEW

Builders FirstSource, Inc. is a leading supplier and manufacturer of structural and related building products for residential new construction. We have operations principally in the southern and eastern United States with 53 distribution centers and 47 manufacturing facilities, many of which are located on the same premises as our distribution centers. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only eight building product suppliers with manufacturing capabilities in the Pro Segment that generated more than $500 million in sales according to ProSales magazine’s 2012 ProSales 100 list. On this list, we were the third largest building product supplier with manufacturing capabilities.

Our industry is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, employment levels, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence and the economy in general. The homebuilding industry experienced a significant downturn which began in 2006. During this downturn, many homebuilders significantly decreased their housing starts because of lower demand and a surplus of both existing and new home inventory. The weakness in the homebuilding industry resulted in a significant reduction in demand for our products and services. Beginning in late 2011, the industry began to stabilize and housing activity has strengthened over the past two years. According to the National Association of Homebuilders (“NAHB”), the single-family residential construction market was an estimated $168.8 billion in 2013, which is 28% higher than 2012, though still down significantly from the historical high of $413.2 billion in 2006.

Beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. This disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, which is slowing a recovery in our industry. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely recover to levels consistent with the historical average of the past fifty years in the long term. These trends include relatively low interest rates, the aging of housing stock, and population growth due to immigration and birthrate exceeding death rate. U.S. single-family housing starts increased 15.5% in 2013 compared to 2012. The NAHB is predicting that U.S. single-family housing starts will increase to approximately 821,800 in 2014, which would represent a 32.3% increase from 2013 actual NAHB U.S. single-family housing starts of 621,300.

OUR CUSTOMERS

We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint as we serve 34 markets in 9 states. Based on 2013 U.S. Census data, we have operations in 18 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2013. In addition, approximately 46% of U.S. housing permits in 2013 were issued in states in which we operate.

Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2013, our top 10 customers accounted for approximately 22.5% of sales, and no single customer accounted for more than 5% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, Inc., D.R. Horton, Inc., Hovnanian Enterprises, Inc., Standard Pacific Corporation., and The Ryland Group, Inc.

In addition to the largest production homebuilders, we also service and supply regional and local custom homebuilders. Custom homebuilders require high levels of service; our sales team must work very closely with the designers on a day-to-day basis in order to ensure the appropriate products are produced and delivered on time to the building site. To account for these increased service costs, pricing in the industry is tied to the level of service provided and the volumes purchased.

Our primary focus has been and continues to be on single-family residential new construction. However, we will continue to identify opportunities for incremental profitable growth in the multi-family and light commercial markets.

OUR PRODUCTS AND SERVICES

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We provide a wide variety of building products and services directly to homebuilder customers. We also manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. In addition to our comprehensive offering of products that includes approximately 70,000 stock keeping units (“SKUs”), we also provide a full range of construction services. We believe our broad product and service offering, combined with our scale and experienced sales force, has driven market share gains with both large and small homebuilders.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. For the year ended December 31, 2013, our combined sales of prefabricated components, windows & doors and millwork product categories represented 49.6% of total sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. Sales by product category for the years ended December 31, 2013, 2012 and 2011 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K.

Prefabricated Components. Prefabricated components are factory-built substitutes for job-site framing and include floor trusses, roof trusses, wall panels, stairs, and engineered wood that we design, cut, and assemble for each home. Our manufactured prefabricated components allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in a factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without prefabricated components, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are also stronger and straighter than conventionally framed floors.

Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. During the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering slowed during the downturn. We are seeing this trend reverse as the residential new construction market continues to strengthen.

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

Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. In 2013, this product line was 35.4% of our total sales, a 2.9% increase from 2012. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future.

Millwork.  Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance such as periodic caulking and painting.

Other Building Products & Services. Other building products & services consist of various products, including hardware, composite materials, roofing and insulation. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products reduces overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products in order to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess.

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

OUR STRATEGY

Our long-term strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry. We modified our strategy in response to the extended downturn that affected our industry. During this time, our goal was to maximize financial performance without impairing our ability to compete and create long term value. We implemented this strategy through generating new business, controlling costs, diligently managing working capital, improving operating efficiencies, and most importantly conserving cash. While we continue to focus on these areas, we also plan to prudently utilize our improved liquidity to support anticipated sales growth as the housing industry recovers. As the housing industry and our sales improve, we believe our operating leverage will also enhance our financial results.

We intend to build on our strong market positions and increase our sales and profits by pursuing the following strategies:

Utilize our strengths to capitalize on housing market recovery and growth. We intend to utilize our leading market positions and integrated product and service offerings to capitalize on the housing market recovery and to capture additional market share. The NAHB forecasts that U.S. single-family housing starts will grow by 32.3% and 41.0% in 2014 and 2015, respectively. We believe that our scale, local-market presence and our customers’ desire to seek strategic relationships with a limited number of full-line suppliers position us to increase our market share and benefit from the expected continuing recovery in new home construction.

Maximize our “share of wallet” with individual customers and across our served markets. Homebuilding customers of the Pro Segment continue to emphasize the importance of competitive pricing across a broad product portfolio, sales force knowledge, on-site services and overall “ease-of-use” of their building products suppliers. We believe that our homebuilding customers will continue to consolidate the number of supplier relationships they maintain, offering a greater “share of wallet" to their remaining suppliers. In our ongoing pursuit to increase our market share, we will continue to look for ways to enhance our “one-stop shop” strategy by bolstering our service offerings and manufacturing capabilities in ways that will drive additional pull through of our products. We believe that homebuilders will continue to place an increased value on these capabilities, which should further differentiate us from most of our competitors.

Optimize cash flow with highly scalable cost structure. Through the downturn we focused on standardizing processes and technology-based workflows to maximize operational efficiencies, reduce costs and enhance working capital efficiency. Our focus on cost controls, working capital and operating improvements proved to be valuable during the downturn and will be an integral part of our strategy going forward. Our largest controllable cost is our salaries and wages. Our ability to identify and implement operating efficiencies is evident in the fact that our salaries and benefits expense, excluding stock compensation expense, as a percentage of sales decreased to 11.5% in 2013 from 12.8% in 2012. We were also able to reduce as a percentage of sales our remaining selling, general and administrative expenses during the current year. Industry forecasters are predicting that single family housing starts will show continued improvements in 2014, which could require us to increase our operating expenses, headcount and working capital in order to support the additional demand. We will work to minimize these increases to ensure that we prudently adjust our variable costs with the change in sales volumes. We are extremely focused on expenses and working capital to remain a low cost supplier. Our cost structure is scalable, and we expect these efficiencies will drive enhanced profit margins and cash flow conversion as we grow with improving market conditions.

Continue to leverage our strategic vendor relationships. We strive to continually enhance our role as a preferred channel partner for our building products vendors. Our size, liquidity position and access to the capital markets address a major concern for many vendors, who otherwise must invest significant time and effort to monitor the credit worthiness of a large number of smaller customers. Our relative size and strong homebuilder relationships also provide our vendors access to a large customer base with significant purchasing power. This channel strength and our financial position allow us to negotiate favorable pricing (including back-end rebates) and to receive a higher priority with our vendors when product supply is limited. Furthermore, our broad product portfolio, which includes a variety of higher-margin specialty products, enhances our preferred partner status, enabling us to participate in mutually beneficial, joint marketing programs with our vendors. We anticipate our strategic vendor relationships will become even more critical in the event that demand exceeds product availability and vendors will need to prioritize their partners and product allocations.

Selectively pursue opportunities for organic growth and strategic acquisitions. The fragmented nature of our industry provides numerous organic growth and strategic acquisition opportunities. We plan to continue to grow our business by investing in our existing sales force and by adding talented new members to our sales force. We also plan to grow by acquiring competitors in our existing markets and by selectively entering new markets through the opening of new facilities or acquiring existing suppliers. When adding facilities, we seek to leverage our strong brand name and economies of scale to increase our profitability and expand our market penetration. Furthermore, from time to time, our customers request that we enter new markets to support their growth. We assess potential new markets while adhering to a disciplined selection process by analyzing demographic, economic and competitive factors, while also focusing on site selection and the long-term profit opportunity in such market. Accordingly, we plan to continue to take a disciplined approach to organic growth and strategic acquisitions that strengthen our business, broaden our product and service offerings, leverage our existing infrastructure and enhance our existing customer and vendor relationships.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2013, we employed approximately 415 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 215 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order and shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, plywood, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as Boise Cascade Company, U.S. Lumber Group, Canfor Corporation, Louisiana-Pacific Corporation, BlueLinx Holdings Inc., and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation, M I Windows and Doors, Inc., Gilman Building Products, and Norbord, Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our, and our suppliers’, broad footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from approximately 3,500 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 10% of our total materials purchases in 2013, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION

Due to the current market conditions, we have and will continue to experience competition for homebuilder business. Many of our competitors in the Pro Segment are small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge and competitive pricing. Our largest competitors in our markets include 84 Lumber Co. and Pro-Build Holdings, Inc., which are privately held, as well as Stock Building Supply, which is publicly held.

We compete in the Pro Segment of the U.S. residential new construction building products supply market. We focus on a distinctly different target market than the home center retailers such as The Home Depot and Lowe’s, who currently primarily serve do-it-yourself and professional remodeling customers. By contrast, our customers consist of professional homebuilders and those that provide construction services to them, with whom we have developed strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turn-key framing and shell construction, as well as prefabricated components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

EMPLOYEES

At December 31, 2013, we had approximately 3,330 full-time equivalent employees, none of whom were represented by a union. We believe that we have good relations with our employees.

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

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather causing reduced construction activity during these quarters. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

—	The volatility of lumber prices;
—	The cyclical nature of the homebuilding industry;

—	General economic conditions in the markets in which we compete;
—	The pricing policies of our competitors;
—	The production schedules of our customers; and
—	The effects of weather.

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash and our borrowing availability under credit facilities. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow.

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the Securities and Exchange Commission (“SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our website under the links to “Financial Information.” Our Internet address is www.bldr.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

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

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer, President and Director, age 74. Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and also served from February 2008 to the present. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

M. Chad Crow, Senior Vice President and Chief Financial Officer, age 45. Mr. Crow joined the company in September 1999 as Assistant Controller. He served as Vice President – Controller of the company from May 2000 and was promoted to Senior Vice President and Chief Financial Officer in November 2009. Prior to joining the company, Mr. Crow served in a variety of positions at Pier One Imports, most recently as Director of Accounting. Mr. Crow also has five years of public accounting experience with Price Waterhouse LLP. Mr. Crow is a C.P.A. and received his B.B.A. degree from Texas Tech University.

Donald F. McAleenan, Senior Vice President and General Counsel, age 59. Mr. McAleenan has served as Senior Vice President and General Counsel of the company since 1998. Prior to joining the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 70. Mr. Tolly has served as Senior Vice President — Operations of the company since January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

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

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. U.S. homebuilding activity increased significantly in 2013 to 618,400 single-family starts, although it remains well below the historical average (from 1959 through 2012) of 1.0 million single-family starts. According to the U.S. Census Bureau, actual single family housing starts in the U.S. during 2013 were 57.8% lower than in 2006. We believe that the slow recovery of the housing market is due to a variety of factors including: a severe economic recession, followed by an economic recovery that has been modest to date; high unemployment; limited credit availability; shortage of suitable building lots in many markets; a shortage of experienced labor; a substantial reduction in speculative home investment; and soft housing demand. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2007 through 2012.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to a tight credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, which is slowing a recovery in our industry. Since the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets further improve and unemployment rates decline further.

If the housing market declines, we may be required to take additional impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.

We recorded no goodwill or significant asset impairment charges in continuing operations in 2013, 2012, or 2011. If conditions in the housing industry deteriorate, we may need to take additional goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry and market conditions, we may have to temporarily idle or permanently close certain facilities in under-performing markets, although we have no specific plans to close or idle additional facilities at this time. Any such facility closures could have a significant adverse effect on our financial condition, operating results, and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2013, our debt consisted of $350.0 million of our 7.625% Senior Secured Notes due in 2021 (“2021 notes”). We also have a $175.0 million senior secured revolving credit facility (“2013 facility”). As of December 31, 2013 we had no outstanding borrowings under the 2013 facility, although we had $13.9 million of letters of credit outstanding under the 2013 facility. In addition, we have significant obligations under ongoing operating leases that are not reflected in our balance sheet. See Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

As of December 31, 2013, none of our debt was at a variable interest rate, although any amounts borrowed in the future under the 2013 facility would bear interest at a variable rate. Therefore if interest rates rise, our interest expense could increase if we were to borrow under the 2013 facility. Based on debt outstanding at December 31, 2013, a 1.0% increase in interest rates would not result in any additional interest expense.

Our substantial debt could have important consequences to us, including:

—	increasing our vulnerability to general economic and industry conditions;
—

requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

—	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because any future borrowings under the 2013 facility would be at variable rates of interest;
—	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and
—	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

In addition, some of our debt instruments, including those governing the 2013 facility and our 2021 notes, contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

Our financial condition and operating performance and that of our subsidiaries is also subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations in an effort to meet our debt service and other obligations. The agreement governing the 2013 facility and the indenture governing our 2021 notes restrict our ability to dispose of assets and to use the proceeds from such dispositions. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are substantially reliant on cash on hand and borrowing availability under the 2013 facility, which totaled $211.8 million at December 31, 2013, to provide working capital and fund our operations. Our working capital requirements are likely to grow as the housing market improves. Our inability to renew, amend or replace the 2013 facility or our 2021 notes when required or when business conditions warrant, could have a material adverse effect on our business, financial condition, and results of operations.

Economic and credit market conditions, the performance of the homebuilding industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions, and financial, business, and other factors, many of which are beyond our control. Any worsening of current housing market conditions and the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including our 2021 notes and the 2013 facility. The agreement governing the 2013 facility, and the indenture governing the 2021 notes, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

We may incur additional indebtedness.

We may incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the financing agreement governing the 2013 facility and the indenture governing our 2021 notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.

Our financing arrangements, including the financing agreement governing the 2013 facility, and the indenture governing our 2021 notes, contain various provisions that limit our ability to, among other things:

—	transfer or sell assets, including the equity interests of our restricted subsidiaries, or use asset sale proceeds;
—	incur additional debt;
—	pay dividends or distributions on our capital stock or repurchase our capital stock;
—	make certain restricted payments or investments;
—	create liens to secure debt;
—	enter into transactions with affiliates;
—	merge or consolidate with another company or continue to receive the benefits of these financing arrangements under a “change in control” scenario (as defined in those agreements); and
—	engage in unrelated business activities.

The agreement governing the 2013 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability, defined as the sum of our net borrowing availability plus qualified cash, falls below the greater of $17.5 million or 10% of the maximum borrowing amount. As of December 31, 2013, our excess availability was $211.3 million. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders.

These provisions may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with the agreement governing the 2013 facility, and the indenture governing our 2021 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these provisions, including those contained in the 2013 facility, and the indenture governing our 2021 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

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

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the 2013 facility, the terms of the indenture governing our 2021 notes, and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

The building supply industry is cyclical and seasonal.

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2013, average prices for lumber and lumber sheet goods were 17.8% higher than the prior year. Our lumber and lumber sheet goods product category represented 35.4% of total sales for the year ended December 31, 2013. We have limited ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

Our 10 largest customers generated approximately 22.5% and 22.8% of our sales for the years ended December 31, 2013 and 2012, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets.

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

Production homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The housing industry downturn resulted in significantly increased pricing pressures from production homebuilders and other customers. Over the past few years, these pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among production homebuilders, and changes in production homebuilders’ purchasing policies or payment practices, could result in additional pricing pressure.

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

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the housing downturn, our liquidity position, or the requirements of the 2013 facility or the indenture governing our 2021 notes, could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results, and cash flows. In addition, although we have been successful in the past in integrating 27 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Acquisitions, moreover, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results, and cash flows.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 9 states throughout the southern and eastern U.S. We have 53 distribution facilities and 47 manufacturing facilities, many of which are co-located in the following markets:

Alabama	Maryland/Virginia	South Carolina
Auburn	Baltimore/Washington*	Seneca
Central Alabama*	Northeast Maryland*	Charleston*
Columbia*
Florida	North Carolina	Florence
Bunnell Emerald Coast* Jacksonville* Orlando South Florida* Tampa* Georgia Atlanta* Central Georgia Northern Georgia	Charlotte* Fayetteville High Point* Raleigh* Washington Western North Carolina* Wilmington	Grand Strand* Greenville* Southeast South Carolina Tennessee Eastern Tennessee* Knoxville Nashville* Texas Dallas/Fort Worth* San Antonio* Austin* Houston*
*Markets with manufacturing facilities

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

We lease 52 facilities and own 20 facilities. These leases typically have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. On February 26, 2014, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $8.51. The approximate number of stockholders of record of our common stock on that date was 93, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2013
First quarter	$6.55	$5.13
Second quarter	$7.33	$5.00
Third quarter	$6.94	$5.15
Fourth quarter	$7.94	$5.55
2012
First quarter	$4.55	$1.95
Second quarter	$4.95	$3.38
Third quarter	$5.49	$3.50
Fourth quarter	$6.05	$4.27

We have not declared or paid cash dividends in the two most recent fiscal years. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. The financing agreement governing the 2013 facility and the indenture governing our 2021 notes currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

Recent Sales of Unregistered Securities

On December 18, 2013, the Company issued 280,796 shares of its common stock to Highbridge Principal Strategies – Senior Loan Fund II, L.P. (“Highbridge SLF II”) upon the cashless exercise of warrants held by Highbridge SLF II to purchase 435,855 shares of the Company’s common stock at a price of $2.50 per share. In the cashless exercise, Highbridge SLF II surrendered its right to receive 155,059 shares of our common stock in payment of the exercise price. These shares had a value of $1,089,631 based on the dollar volume-weighted average price of our common stock on the exercise date. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On December 18, 2013, the Company issued 170,173 shares of its common stock to Highbridge Senior Loan Sector A Investment Fund, L.P. (“Highbridge SLSAIF”) upon the cashless exercise of warrants held by Highbridge SLSAIF to purchase 264,145 shares of the Company’s common stock at a price of $2.50 per share. In the cashless exercise, Highbridge SLSAIF surrendered its right to receive 93,972 shares of our common stock in payment of the exercise price. These shares had a value of $660,360 based on the dollar volume-weighted average price of our common stock on the exercise date. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following graph and table demonstrate the performance of the cumulative total return to the stockholders of our common stock during the five year period in comparison to the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph and table track the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

	Year Ended December 31,
	2008	2009	2010	2011	2012	2013
Builders FirstSource, Inc.	$100.00	$250.98	$128.76	$133.33	$364.71	$466.01
Russell 2000	$100.00	$127.17	$161.32	$154.59	$179.86	$249.69
S&P 600 Building Products	$100.00	$121.71	$135.26	$123.55	$152.33	$200.97

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2014 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2011 and as of and for the years ended December 31, 2010 and 2009 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Statement of operations data:
Sales	$1,489,892	$1,070,676	$779,093	$700,343	$677,886
Gross margin	319,920	214,566	157,945	131,756	142,406
Selling, general and administrative expenses	271,885	222,263	192,959	194,092	201,403
Asset impairments	—	48	—	839	470
Facility closure costs	(7)	958	2,461	558	1,200
Loss from continuing operations(1)(2)	(42,365)	(54,419)	(64,631)	(94,293)	(56,889)
Loss from continuing operations per share — basic and diluted(3)	$(0.44)	$(0.57)	$(0.68)	$(1.03)	$(1.45)
Balance sheet data (end of period):
Cash and cash equivalents	$54,696	$131,432	$146,833	$103,234	$84,098
Total assets(4)	515,839	550,841	493,794	419,088	440,392
Total debt (including current portion)	353,971	360,955	297,509	169,102	299,183
Stockholders’ equity	15,368	48,096	101,224	159,505	46,947
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$9,305	$11,120	$14,041	$15,433	$17,915

(1)

Loss from continuing operations included a valuation allowance of $15.3 million against primarily all of our deferred tax assets for the year ended December 31, 2013, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. Loss from continuing operations included a valuation allowance of $19.6 million, $26.1 million, $35.4 million and $3.9 million against primarily all of our deferred tax assets for the years ended December 31, 2012, 2011, 2010 and 2009, as discussed in Note 11 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

(2)	Loss from continuing operations for year ended December 31, 2013 included a $39.5 million prepayment penalty related to the early termination of our $225.0 million first-lien term loan due 2015.
(3)

For the year ended December 31, 2009, loss from continuing operations per share – basic and diluted—reflects an increase to the number of weighted average common shares by an adjustment factor of 1.09 related to the bonus element created in connection with our common stock rights offering in January 2010.

(4)

Total assets for December 31, 2011 have been reclassified to conform to current period presentation. In addition, amounts for December 31, 2011, 2010 and 2009 have been revised to present insurance related receivables and payables on a gross basis. This revision increased total assets by $4.2 million, $6.3 million and $5.4 million, respectively.

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

OVERVIEW

We are a leading supplier and manufacturer of structural and related building products for residential new construction in the U.S. We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, aluminum and vinyl windows, custom millwork and trim, as well as engineered wood that we design and cut for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing and hardware. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products into five product categories:

—	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.
—	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.
—	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.
—	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name.
—

Other Building Products & Services. Other building products & services are comprised of products such as cabinets, roofing and insulation and services such as turn-key framing, shell construction, design assistance, and professional installation spanning all of our product categories.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

—

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. However, U.S. single-family housing starts increased to 618,400 in 2013, which is the highest level achieved since 2008. Despite this increase, single-family housing starts remain well below the historical average (from 1959 through 2012) of 1.0 million per year. Due to the lower levels in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters expect to see continued improvement in housing demand over the next few years.

—

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in servicing large homebuilders with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 33.2% during 2013, compared to a 15.5% increase in actual U.S. single-family housing starts for the year. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. Additionally, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

—

Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. During the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering slowed during the downturn. We are seeing this trend reverse as the residential new construction market continues to strengthen.

—

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

—

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

—

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

—

Expand into Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction. However, we will continue to identify opportunities for incremental profitable growth in the multi-family and light commercial markets.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement since 2011. According to the U.S. Census Bureau, actual U.S. single-family housing starts for 2013 were 618,400, an increase of 15.5% compared to 2012, but approximately 57.8% lower than when the downturn began in 2006. Actual single-family starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, increased to 326,300 in the current year, up 15.5% from 2012, while single-family units under construction in the South Region increased 25.4% compared to 2012. While the housing industry has shown recent signs of improvement, the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery, and high unemployment rates, among other factors could delay a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 821,800 U.S. single-family housing starts for 2014, which is an increase of 32.3% from 2013.

We achieved a 39.2% increase in sales during 2013 as compared to the prior year. We believe our broad offering of building products and construction services represents a value proposition to our customers that is superior to that of our competitors. We believe this allowed us to increase our sales volumes at a rate in excess of the increase in new residential construction during the current year as we gained market share by expanding our customer base and promoting our wide array of products and services to existing customers. At the same time, our gross margin percentage increased by 1.5% during 2013 compared to 2012. Our gross margin percentage increased 0.9% largely due to improved customer pricing with the remainder due to leveraging fixed costs within cost of goods sold and improved sales mix. We have continued to manage our operating expenses during 2013 with a key focus on conserving liquidity. Our selling, general, and administrative expenses, as a percentage of sales, decreased 2.5% in the current year compared to 2012. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales.

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

We used the proceeds from the 2021 notes offering, together with cash on hand, to redeem $139.7 million in Second Priority Senior Secured Floating Rate Notes due 2016 (“2016 notes”), to pay off our $225.0 million first-lien term loan due 2015 (“term loan”), including the prepayment premium, and to pay fees and expenses related to the transaction.

Upon the repayment of the outstanding borrowings and payment of the prepayment premium and accrued interest, we terminated the term loan, which included a $15.0 million letter of credit sub-facility (“sub-facility”). The $12.7 million of outstanding letters of credit under the sub-facility at the time were transferred to the 2013 facility. At the same time, we also terminated our $10.0 million letter of credit stand-alone facility (“stand-alone facility”). There were no letters of credit outstanding under the stand-alone facility at the time of termination.

For the year ended December 31, 2013, interest expense included refinancing costs of approximately $48.4 million. These refinancing costs include the $39.5 million prepayment premium on the Term Loan, a $6.8 million write-off of unamortized debt discount on the Term Loan, and a $2.1 million write-off of unamortized deferred loan costs on the Term Loan and 2016 Notes.

These refinancing charges negatively impacted our results for the year ended December 31, 2013. However, as a result of our new capital structure our annual cash interest going forward will decrease by approximately $16.0 million, to approximately $28.0 million, assuming there are no borrowings under the 2013 facility.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of sales	78.5%	80.0%	79.7%
Gross margin	21.5%	20.0%	20.3%
Selling, general and administrative expenses	18.3%	20.8%	24.8%
Asset impairments	0.0%	0.0%	0.0%
Facility closure costs	0.0%	0.0%	0.3%
Income (loss) from operations	3.2%	(0.8)%	(4.8)%
Interest expense, net	6.0%	4.2%	3.2%
Income tax expense	0.1%	0.1%	0.3%
Loss from continuing operations	(2.9)%	(5.1)%	(8.3)%
Loss from discontinued operations, net of tax	(0.0)%	(0.2)%	(0.0)%
Net loss	(2.9)%	(5.3)%	(8.3)%

2013 Compared with 2012

Sales. Sales for the year ended December 31, 2013 were $1,489.9 million, a 39.2% increase from sales of $1,070.7 million for 2012. Actual U.S. single-family housing starts increased 15.5% in 2013 as compared to 2012. In the South Region, actual single-family starts also increased 15.5% compared to 2012, and single-family units under construction increased 25.4% over this same time period. We achieved this increase in sales as we continued to expand our customer base while increasing sales to current customers. We estimate sales increased 29.2% due to volume and 10.0% due to price for the year ended December 31, 2013 compared to the year ended December 31, 2012.

The following table shows sales classified by major product category (dollars in millions):

	2013		2012
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$294.0	19.7%	$203.7	19.0%	44.3%
Windows & doors	308.6	20.7%	233.1	21.8%	32.4%
Lumber & lumber sheet goods	526.6	35.4%	348.1	32.5%	51.3%
Millwork	136.9	9.2%	104.2	9.7%	31.4%
Other building products & services	223.8	15.0%	181.6	17.0%	23.2%
Total sales	$1,489.9	100.0%	$1,070.7	100.0%	39.2%

Increased sales volume was achieved across all product categories. Commodity prices for lumber and lumber sheet goods were on average 17.8% higher in 2013 compared to 2012. During 2013 and 2012, prices rose to levels not seen on a consistent basis since 2005 and 2006. This commodity price inflation contributed to sales growth for lumber & lumber sheet goods and prefabricated components exceeding that of our other product categories. Growth in prefabricated components was also due to increased customer demand for these products as builders have become more focused on reducing construction cycle time.

Gross Margin. Gross margin increased $105.4 million to $319.9 million. Our gross margin percentage increased from 20.0% in 2012 to 21.5% in 2013, a 1.5% increase. Our gross margin percentage increased 0.9% due to improved customer pricing, 0.5% due to leveraging fixed costs within cost of goods sold and 0.1% due to improved sales mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $49.6 million, or 22.3%. Our salaries and benefits expense, excluding stock compensation expense, was $171.7 million for 2013, an increase of $34.1 million from 2012. Delivery expenses increased $6.7 million primarily due to higher fuel costs and increased maintenance costs on vehicles as a result of increased sales volume. Occupancy expenses increased $1.6 million and our office general and administrative expense increased $6.5 million, primarily due to increased sales volumes in the current year.

As a percent of sales, selling, general and administrative expenses, excluding asset impairments and stock compensation expense, decreased from 20.4% in 2012 to 18.0% in 2013. Salaries and benefits expense, excluding stock compensation expense, decreased 1.3% and delivery costs decreased by 0.7%. Occupancy decreased by 0.4% due to the fixed nature of the category and our office general and administrative expense decreased 0.1%.

Interest Expense, net. Interest expense was $89.6 million in 2013, an increase of $44.5 million primarily related to our 2013 refinancing. The increase includes $6.8 million of unamortized debt discount and $2.1 million of debt issuance cost write-offs, as well as a $39.5 million prepayment premium all related to the early termination of our term loan.  These increases were partially offset by a   $3.5 million decrease in fair value adjustments in 2013 from 2012 on the warrants issued as part of the term loan entered into in 2011.

Income Tax Expense. We recorded income tax expense of $0.8 million and $0.6 million during 2013 and 2012, respectively. We recorded an after-tax, non-cash valuation allowance of $15.3 million related to our net deferred tax assets for 2013, which is exclusive of $0.6 million primarily related to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. We recorded an after-tax valuation allowance of $19.6 million related to our net deferred tax assets for 2012. Absent this valuation allowance, our effective tax rate would have been 35.0% and 35.3% for 2013 and 2012, respectively.

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

Increased sales volume was achieved across all product categories. Commodity prices for lumber and lumber sheet goods were on average 23.0% higher in 2012 compared to 2011. Prices in 2012 had risen to levels not seen on a consistent basis since 2005 and 2006. This commodity price inflation resulted in sales growth for lumber & lumber sheet goods and prefabricated components exceeding that of our other product categories.

Gross Margin. Gross margin increased $56.6 million to $214.6 million. Our gross margin percentage decreased from 20.3% in 2011 to 20.0% in 2012, a 0.3% decrease. Our gross margin percentage decreased 1.1% due to commodity lumber price inflation in 2012 relative to customer pricing commitments. However, this decrease was partially offset by a 0.8% gross margin improvement due to increased sales volume and our ability to leverage fixed costs within cost of goods sold.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and fund capital expenditures. Our capital resources at December 31, 2013 consist of cash on hand and borrowing availability under our revolving credit facility.

Senior Secured Notes due 2021

As of December 31, 2013, we have $350.0 million outstanding in aggregate principal amount of 2021 notes that mature on June 1, 2021. The 2021 notes were issued pursuant to an indenture, dated as of May 29, 2013 (“Indenture”), by and between us, certain of our subsidiaries, as guarantors (“Guarantors”), and Wilmington Trust, National Association, as trustee and notes collateral agent (“Trustee”). Interest accrues on the 2021 notes at a rate of 7.625% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year. The Indenture contains certain restrictive covenants, which, among other things, relate to the payment of dividends, incurrence of indebtedness, repurchase of common stock, distributions, asset sales and investments.

2013 Senior Secured Revolving Credit Facility

The 2013 facility provides for a $175.0 million revolving credit line and is scheduled to mature on May 29, 2018. Borrowings under the 2013 facility bear interest, at our option, at either a base rate or eurodollar rate, plus, in each case, an applicable margin. The applicable margin ranges from 0.75% to 1.25% for base rate loans and 1.75% to 2.25% for eurodollar rate loans, in each case based on a measure of our availability under the revolver. A variable commitment fee, currently at a rate of 0.5%, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit issued and outstanding under the 2013 facility are assessed a fee at a rate equal to the applicable eurodollar rate margin, currently 1.75%, and is payable quarterly in arrears at the end of March, June, September and December. They are also assessed a fronting fee at a rate of 0.125%. The 2013 facility contains certain restrictive covenants, which, among other things, relate to the incurrence of indebtedness, payment of dividends, repurchase of common stock, distributions, asset sales and investments. The agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability, defined as the sum of our net borrowing availability plus qualified cash, falls below the greater of $17.5 million or 10% of the maximum borrowing amount.

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

The following table shows our borrowing base and excess availability as of December 31, 2013 (in millions):

As of December 31, 2013
Accounts Receivable Availability	$99.3
Inventory Availability	67.6
Other Receivables Availability	11.0
Gross Availability	177.9
Less:
Agent Reserves	(6.9)
Borrowing Base	171.0
Aggregate Revolving Commitments	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	171.0
Less:
Outstanding Borrowings	—
Letters of Credit	(13.9)
Net Borrowing Availability on Revolving Facility	$157.1
Plus:
Cash in Qualified Accounts	54.2
Excess Availability, as defined	$211.3

As of December 31, 2013, we had no outstanding borrowings under our 2013 facility and our net borrowing availability was $157.1 million after being reduced by outstanding letters of credit of approximately $13.9 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1. At December 31, 2013, our excess availability was $211.3 million, including $157.1 million in net borrowing availability and $54.2 in qualified cash. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2013.

Liquidity

Our liquidity at December 31, 2013 was $211.8 million, which includes $157.1 million in net borrowing availability under the 2013 facility and $54.7 million of cash on hand. The homebuilding industry, and therefore our business, experienced a significant downturn that started in 2006. However, activity has improved as 2012 saw the first meaningful increase in housing starts since the downturn began, and 2013 showed a continuation of that trend. We are expecting increased stability and continued improvement in the housing industry in 2014. Beyond 2014, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates.

We believe our liquidity is sufficient to meet our needs in 2014. We expect to generate cash of approximately $20-$30 million in 2014 and to end the year with (i) cash of $75-$85 million and (ii) liquidity of approximately $230-$240 million. This forecast is based on 725,000 single-family housing starts for 2014, market prices for commodity products remaining relatively stable for the year, improvement in gross margin, an operating expense structure consistent with current levels, and capital expenditures of approximately $15-$20 million. We considered various scenarios when evaluating our liquidity for 2014, including housing starts consistent with 2013. We do not expect working capital to be a source of funds for the next twelve months.

In the event that housing starts or sales volume for 2014 are higher or lower than expected, or if other assumptions used in our forecasting differ from actual results, our forecasted cash usage and liquidity levels may change. Should the current industry conditions deteriorate, we may be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps will prove successful if housing activity does not improve.

Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. Our action plan, which consisted of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, raising additional capital when needed, and conserving cash allowed us to mitigate the effects of the difficult industry conditions. While we continue to focus on these areas, we also plan to prudently utilize our liquidity to support anticipated sales growth, primarily related to our working capital, delivery fleet and staffing levels. We may also selectively pursue strategic acquisitions.

Consolidated Cash Flows

Cash used in operating activities was $47.6 million and $66.9 million for 2013 and 2012, respectively. Of the cash used in operating activities approximately $78.2 million and $37.8 million were cash interest payments in 2013 and 2012, respectively. The $78.2 million in cash interest payments for 2013 includes a non-recurring $39.5 million prepayment premium related to the termination of our term loan. In addition, approximately $31.8 million and $34.0 million of the cash used in operating activities were due to increases in working capital for 2013 and 2012, respectively. The increases in accounts receivable and inventory were partially offset by an increase in accounts payable and accrued liabilities. For 2013 and 2012 these increases in working capital and cash interest payments were partially offset by a reduction in cash used in operations primarily due to increased sales and improved profitability.

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

Cash provided by investing activities was $0.6 million in 2013 compared to cash used in investing activities of $9.0 in 2012. The change was primarily due to a decrease of $11.9 million in restricted cash during 2013 compared to 2012 as our cash collateral requirement for outstanding letters of credit was eliminated. Proceeds from the sale of property, plant and equipment increased by $2.4 million in 2013 compared to 2012. Partially offsetting these changes, our capital expenditures increased $4.7 million in 2013 compared to 2012 primarily related to purchasing a facility in Knoxville, TN as well as purchasing machinery and equipment to support sales growth and to increase capacity at existing locations.

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

Cash used in financing activities was $29.7 million in 2013 compared to cash provided by financing activities of $60.5 million in 2012. In 2013, we issued $350.0 million of 2021 notes and repaid our $225.0 term loan and $139.7 million of 2016 notes. The remaining change in 2013 is primarily due to $15.6 million in payments of deferred loan costs related to our 2013 facility and the 2021 notes.  In 2012, our net cash provided by financing activities of $60.5 million was primarily due to the $62.1 million of proceeds from the amendment to our term loan, net of debt discount, partially offset by $1.6 million of payments of deferred loan costs.

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

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2014 capital expenditures to be approximately $15-$20 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$353,971	$67	$157	$194	$353,553
Interest on long-term debt(1)	205,452	28,184	56,348	55,669	65,251
Operating leases	97,950	22,031	34,818	23,044	18,057
Uncertain tax positions(2)	—	—	—	—	—
Total contractual cash obligations	$657,373	$50,282	$91,323	$78,907	$436,861

(1)

We had no borrowings under the 2013 facility as of December 31, 2013. However, any future borrowings under the 2013 facility would bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above if we were to borrow under the 2013 facility.

(2)

We have $1.0 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.2 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2013. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities. We plan to lease additional delivery equipment during 2014 to support anticipated sales growth. These operating leases are not included in the table above.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $1.9 million as of December 31, 2013.

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

We recorded no significant asset impairment charges in continuing operations in 2013, 2012 or 2011.

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2013, our goodwill balance was $111.2 million, representing 21.6% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition or a significant deterioration in market share. We may also consider market capitalization relative to our net assets. Our industry experienced a significant and severe downturn that began in mid-2006. As such, we have closely monitored the trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test and performed interim impairment tests when warranted. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. We did not have any goodwill impairments in continuing operations in 2013, 2012 or 2011.

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

Significant information and assumptions utilized in estimating future cash flows for our reporting units includes publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 5.5x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 12.9% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 4.5x, or increasing the discount rate by 1.0% to 13.9%, would not have changed the results of our impairment testing.

At December 31, 2013, the fair values of each our reporting units were substantially in excess of their respective carrying values. The excess (or “cushion”) of the implied fair value of goodwill over the carrying value of goodwill for each of our five reporting units which have remaining goodwill balances ranged from $33.1 million to $284.7 million. The cushion for one of our reporting units at December 31, 2013, was $33.1 million. Nonetheless, moderate deviations from projected cash flows for this reporting unit could result in future goodwill impairment. This reporting unit had a goodwill balance of $11.0 million at December 31, 2013. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future non-cash impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.

Deferred Income Taxes. We assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. We consider the reversal of existing deferred tax liabilities, future taxable income, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. Housing market conditions have contributed to our cumulative loss position for the past several years. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also usually preclude relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, we recorded a valuation allowance of approximately $15.3 million related to our continuing operations in 2013, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. We recorded a valuation allowance of approximately $19.6 million and $26.1 million related to our continuing operations in 2012 and 2011, respectively. Without significant improvement in housing activity we could be required to establish additional valuation allowances. However, we had positive earnings before taxes in the third and fourth quarters of 2013. To the extent we continue to generate sufficient taxable income in the future to fully utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowances.

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

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if there were changes in our debt. Changes in market interest rates could also increase these risks. Our 2021 Notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 Notes would not be affected by an increase in market interest rates. Borrowings under the 2013 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At December 31, 2013, a 1.0% increase in interest rates would not result in any additional interest expense annually as we had no outstanding borrowings under the 2013 facility. The 2013 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

Our share price and, to a lesser extent, the historical volatility of our common stock are the primary factors in the changes to our fair value measurements related to our outstanding warrants. All other inputs being equal, an increase or decrease in our share price or volatility would result in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense. Based on the warrants outstanding and the historical volatility of our common stock as of December 31, 2013, a 10% change in our share price would result in approximately a $0.5 million change in our interest expense.  Based on the warrants outstanding and our share price as of December 31, 2013, a 10% change in the historical volatility of our common stock would result in approximately a $0.1 million change in our interest expense.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2014

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Sales	$1,489,892	$1,070,676	$779,093
Cost of sales	1,169,972	856,110	621,148
Gross margin	319,920	214,566	157,945
Selling, general and administrative expenses	271,885	222,263	192,959
Asset impairments	—	48	—
Facility closure costs	(7)	958	2,461
Income (loss) from operations	48,042	(8,703)	(37,475)
Interest expense, net	89,638	45,139	24,939
Loss from continuing operations before income taxes	(41,596)	(53,842)	(62,414)
Income tax expense	769	577	2,217
Loss from continuing operations	(42,365)	(54,419)	(64,631)
Loss from discontinued operations (net of income tax expense of $0 in 2013, 2012 and 2011)	(326)	(2,437)	(364)
Net loss	$(42,691)	$(56,856)	$(64,995)
Comprehensive loss	$(42,691)	$(56,856)	$(62,838)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.44)	$(0.57)	$(0.68)
Loss from discontinued operations	(0.00)	(0.03)	(0.00)
Net loss	$(0.44)	$(0.60)	$(0.68)
Weighted average common shares outstanding:
Basic and diluted	96,449	95,463	94,950

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,696	$131,432
Restricted cash	—	12,068
Accounts receivable, less allowances of $3,605 and $2,831 for 2013 and 2012, respectively	143,036	117,405
Inventories	123,636	108,999
Other current assets	9,793	9,968
Total current assets	331,161	379,872
Property, plant and equipment, net	49,392	44,084
Goodwill	111,193	111,193
Intangible assets, net	827	1,208
Other assets, net	23,266	14,484
Total assets	$515,839	$550,841
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,046	$79,397
Accrued liabilities	45,310	37,778
Current maturities of long-term debt	67	60
Total current liabilities	126,423	117,235
Long-term debt, net of current maturities	353,904	360,895
Deferred income taxes	6,670	5,993
Other long-term liabilities	13,474	18,622
Total liabilities	500,471	502,745
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 97,905 and 96,916 shares issued and outstanding at December 31, 2013 and 2012, respectively	973	957
Additional paid-in capital	373,418	363,471
Accumulated deficit	(359,023)	(316,332)
Total stockholders’ equity	15,368	48,096
Total liabilities and stockholders’ equity	$515,839	$550,841

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(42,691)	$(56,856)	$(64,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,305	11,120	14,041
Asset impairments	—	48	—
Amortization and write-off of deferred loan costs	4,067	744	1,344
Amortization and write-off of debt discount	7,794	1,425	106
Fair value adjustment of stock warrants	1,502	4,992	736
Deferred income taxes	917	458	1,817
Bad debt expense	900	751	437
Net non-cash expense (income) from discontinued operations	(195)	1,064	—
Stock compensation expense	4,245	3,628	4,559
Net gain on sales of assets	(284)	(38)	(212)
Changes in assets and liabilities:
Receivables	(26,531)	(41,727)	(17,175)
Inventories	(14,637)	(31,914)	(13,275)
Other current assets	(177)	(710)	1,792
Other assets and liabilities	(1,344)	(195)	384
Accounts payable	1,649	30,779	3,752
Accrued liabilities	7,904	9,581	281
Net cash used in operating activities	(47,576)	(66,850)	(66,408)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15,051)	(10,398)	(4,792)
Proceeds from sale of property, plant and equipment	2,592	230	349
Decrease (increase) in restricted cash	13,030	1,135	(14,165)
Net cash provided by (used in) investing activities	571	(9,033)	(18,608)
Cash flows from financing activities:
Borrowings under revolving credit facility	30,000	—	—
Payments under revolving credit facility	(30,000)	—	(20,000)
Proceeds from issuance of long term debt	350,000	62,075	155,200
Payments of long-term debt and other loans	(364,778)	(54)	(5,298)
Deferred loan costs	(15,634)	(1,639)	(1,285)
Payment of recapitalization costs	(37)	—	—
Exercise of stock options	1,754	596	—
Repurchase of common stock	(1,036)	(496)	(2)
Net cash provided by (used in) financing activities	(29,731)	60,482	128,615
Net increase (decrease) in cash and cash equivalents	(76,736)	(15,401)	43,599
Cash and cash equivalents at beginning of period	131,432	146,833	103,234
Cash and cash equivalents at end of period	$54,696	$131,432	$146,833

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid		Accumulated Other
	Common Stock		in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
	(In thousands)
Balance at December 31, 2010	96,769	$949	$355,194	$(194,481)	$(2,157)	$159,505
Issuance of restricted stock, net of forfeitures	38	—	—	—	—	—
Vesting of restricted stock	—	1	(1)	—	—	—
Stock compensation expense	—	—	4,559	—	—	4,559
Repurchase of common stock	(1)	—	(2)	—		(2)
Comprehensive loss:
Net loss	—	—	—	(64,995)	—	(64,995)
Change in fair value of interest rate swaps	—	—	—	—	2,157	2,157
Total comprehensive loss	—	—	—	—	—	(62,838)
Balance at December 31, 2011	96,806	950	359,750	(259,476)	—	101,224
Issuance of restricted stock, net of forfeitures	89	—	—	—	—	—
Vesting of restricted stock	—	7	(7)	—	—	—
Stock Compensation Expense	—	—	3,628	—	—	3,628
Exercise of stock options	187	2	594	—	—	596
Repurchase of common stock	(166)	(2)	(494)	—		(496)
Comprehensive loss:
Net loss	—	—	—	(56,856)	—	(56,856)
Total comprehensive loss	—	—	—	—	—	(56,856)
Balance at December 31, 2012	96,916	957	363,471	(316,332)	—	48,096
Issuance of restricted stock, net of forfeitures	32	—	—	—	—	—
Vesting of restricted stock	—	7	(7)	—	—	—
Stock compensation expense	—	—	4,245	—	—	4,245
Exercise of stock options	543	5	1,749	—	—	1,754
Exercise of stock warrants	579	6	4,994	—	—	5,000
Repurchase of common stock	(165)	(2)	(1,034)	—	—	(1,036)
Comprehensive loss:
Net loss	—	—	—	(42,691)	—	(42,691)
Total comprehensive loss	—	—	—	—	—	(42,691)
Balance at December 31, 2013	97,905	$973	$373,418	$(359,023)	$—	$15,368

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of structural and related building products for residential new construction in the United States. We serve 34 markets in 9 states, principally in the southern and eastern United States. We have 53 distribution centers and 47 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.

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

We utilized interest rate swaps in the past in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our 2012 floating rate notes. We measured our interest rate swaps at fair value on a recurring basis as discussed in Note 8.

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

Accounts receivable consisted of the following at December 31:

	2013	2012
	(In thousands)
Trade receivables	$136,359	$111,527
Other	10,282	8,709
Accounts receivable	146,641	120,236
Less: allowance for returns and doubtful accounts	3,605	2,831
Accounts receivable, net	$143,036	$117,405

The following table shows the changes in our allowance for doubtful accounts:

	2013	2012	2011
	(In thousands)
Balance at January 1,	$1,864	$1,441	$1,873
Additions charged to expense	900	751	437
Deductions (write-offs, net of recoveries)	(351)	(328)	(869)
Balance at December 31,	$2,413	$1,864	$1,441

We also establish reserves for credit memos and customer returns. The reserve balance was $1.2 million, $1.0 million, and $0.7 million at December 31, 2013, 2012, and 2011, respectively. The activity in this reserve was not significant for each year presented.

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

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss and totaled $71.1 million, $58.5 million and $49.0 million in 2013, 2012 and 2011, respectively.

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

Long-Lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such assets may not be recoverable. The determination of whether or not impairment exists is based on our estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment is indicated, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, usually the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change. Asset impairment charges are presented in the consolidated statements of operations and comprehensive loss for the respective years.

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

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2013	2012	2011
	(In thousands)
Weighted average shares for basic EPS	96,449	95,463	94,950
Dilutive effect of options	—	—	—
Weighted average shares for diluted EPS	96,449	95,463	94,950

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings Per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 610,000, 1,229,000 and 1,795,000 restricted stock shares excluded from the computation of basic EPS in 2013, 2012, and 2011, respectively, because we generated a net loss. Options to purchase 4,933,000, 5,514,000, and 5,731,000 shares of common stock were not included in the computations of diluted EPS in 2013, 2012, and 2011, respectively, because their effect was anti-dilutive. Warrants to purchase 700,000, 1,600,000 and 1,600,000 shares of common stock were not included in the computations of diluted EPS in 2013, 2012 and 2011 because their effect was anti-dilutive.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

2012
Expected life	6.0 years
Expected volatility	94.4%
Expected dividend yield	0.00%
Risk-free rate	1.18%

The expected life represents the period of time the options are expected to be outstanding. We consider the contractual term, the vesting period and the expected lives used by a peer group with similar option terms in determining the expected life assumption. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We did not grant any stock option awards in 2013 or 2011.

Recently Issued Accounting Pronouncements

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

The following table presents the components of comprehensive loss for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net loss	$(42,691)	$(56,856)	$(64,995)
Other comprehensive income — change related to interest rate swap agreements, net of related tax effect	—	—	2,157
Comprehensive loss	$(42,691)	$(56,856)	$(62,838)

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2013	2012
	(In thousands)
Land	$14,437	$12,815
Buildings and improvements	58,974	56,743
Machinery and equipment	100,109	97,225
Furniture and fixtures	17,734	18,363
Construction in progress	4,978	272
Property, plant and equipment	196,232	185,418
Less: accumulated depreciation	146,840	141,334
Property, plant and equipment, net	$49,392	$44,084

Depreciation expense was $8.9 million, $10.7 million and $13.5 million, of which $2.4 million, $3.1 million and $4.1 million was included in cost of sales, in 2013, 2012, and 2011, respectively.

4. Discontinued Operations

In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors, including the unfavorable conditions that affected our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan in the second quarter of 2009 and have no further significant, continuing involvement in these operations. The cessation of operations in these markets was treated as discontinued operations as they had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2013, 2012, and 2011.

We recognized $0.4 million, $1.3 million, and $0.3 million of expense in 2013, 2012 and 2011, respectively, which was primarily related to future minimum lease obligations on closed facilities, and revisions to sub-rental income estimates. These amounts are included in loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive loss for the years ended December 31, 2013, 2012, and 2011, respectively.

In December 2012, an Ohio facility met the criteria for held for sale classification. As such, it was reclassified from property, plant, and equipment to other assets. We recorded a $1.1 million impairment charge to adjust the value of this property to its fair value. This amount was included in loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2012. In April 2013, this facility was sold and the resulting gain of approximately $0.2 million was included in loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive loss for the year ended December 31, 2013.

An analysis of our facility closure reserves related to our discontinued operations for the periods reflected is as follows:

	2011	Additions	Payments	2012	Additions	Payments	2013
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$2,237	$1,297	$(923)	$2,611	$373	$(867)	$2,117

The facility and other exit cost reserves related to our discontinued operations at December 31, 2013 were $2.1 million, of which $1.4 million is recorded as other long-term liabilities. The reserves are primarily related to future minimum lease payments on vacated facilities.

Our loss before income taxes attributable to our discontinued operations were $0.3 million, $2.4 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

5. Goodwill

There were no changes in the carrying amount of goodwill in 2013 and 2012.

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

We recorded no goodwill impairment charges in 2013, 2012, and 2011.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$3,334	$(2,507)	$3,458	$(2,250)

During the years ended December 31, 2013, 2012, and 2011, we recorded amortization expense in relation to the above-listed intangible assets of $0.4 million, $0.4 million, and $0.5 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2014	$373
2015	287
2016	167
2017	—
2018	—

7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2013	2012
	(In thousands)
Accrued payroll and other employee related expenses	$11,585	$7,593
Accrued taxes	8,439	7,130
Self-insurance reserves	7,939	6,262
Accrued interest	2,227	4,134
Facility closure reserves	1,568	1,513
Casualty claims in excess of retained loss limit	2,085	2,437
Deferred revenue	5,540	4,037
Other	5,927	4,672
Total accrued liabilities	$45,310	$37,778

8. Long-Term Debt

Long-term debt consisted of the following at December 31:

	2013	2012
	(In thousands)
2021 notes	350,000	—
Term loan	—	225,000
2016 notes	—	139,718
Other long-term debt*	3,971	4,031
	353,971	368,749
Unamortized debt discount	—	(7,794)
	353,971	360,955
Less: current portion of long-term debt	67	60
Total long-term debt, net of current maturities	$353,904	$360,895

*

We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the offsetting long-

term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively. The building is being depreciated over its useful life, and the lease obligation is being amortized such that there will be no gain or loss recorded if the lease is not extended at the end of the term in January 2021.

Second Priority Senior Secured Floating Rate Notes due 2016

As of December 31, 2012, we had $139.7 million in aggregate principal amount of Second Priority Senior Secured Floating Rate Notes due 2016 (“2016 notes”) that matured on February 15, 2016. Interest accrued on the 2016 notes at a 3-month LIBOR (subject to a 3.0% floor) plus 10.0%. LIBOR was reset at the beginning of each quarterly period. In May 2013, we repaid the full $139.7 million in outstanding notes as part of the 2013 refinancing transaction discussed below.

First-Lien Term Loan and Letter of Credit Facilities

In December 2011, we completed a $160.0 million first-lien term loan (“term loan”) that included detachable warrants that allow for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share. These warrants were exercisable immediately upon issuance and expire in December 2018. The warrant agreement contains certain settlement adjustment features which preclude the warrants from being considered to be indexed to our stock. Specifically, it includes a “down-round” provision that requires an adjustment to be made to the exercise price and number of warrants upon the Company issuing additional common shares or convertible securities at a price that is less than the exercise price of the warrants at that time. This adjustment would be required even if the issue price of the common shares or convertible securities was at-market. As such, the outstanding warrants are considered to be derivative financial instruments and are classified as liabilities. As of December 31, 2013 there were 0.7 million warrants outstanding.

At the same time, we entered into a $20.0 million stand-alone letter of credit facility (“stand-alone facility”). The term loan and the stand-alone facility were both scheduled to mature on September 30, 2015. The term loan, which was issued at 97%, provided $119.6 million of net proceeds after repaying the $20.0 million outstanding under the existing senior secured revolving credit facility, using $14.2 million to collateralize letters of credit outstanding under the new stand-alone facility, and paying fees and expenses related to this transaction.

In December of 2012, we amended our first-lien term loan to enhance our liquidity position to support both current and anticipated increases in sales volume. Terms of the amendment included increasing the principal amount by $65.0 million, reducing the minimum cash requirement from $35.0 million to $15.0 million, adding a new $15.0 million letter of credit sub-facility (“sub-facility”), and increasing the minimum specified collateral value to $225.0 million, contingent upon maintaining certain levels of qualified cash. The additional term loan amount, which was issued at 95.5%, provided $60.9 million of net proceeds after paying fees and expenses related to the transaction.

The term loan was collateralized by a first lien on substantially all of our assets, and was guaranteed by all of our subsidiaries. Interest accrued on the loan at 3-month LIBOR (subject to a 2% floor) plus 9.5%. The stand-alone facility included a commitment fee of 0.5% on any unused amount and assessed interest at a rate of 2.0% on any outstanding letters of credit. All letters of credit issued under the stand-alone facility were collateralized by cash equal to 105% of the face amount of the letters of credit. The sub-facility also included a commitment fee of 0.5% on any unused amount and assessed interest at a rate of 3.0% on any outstanding letters of credit. Letters of credit issued under the sub-facility were not required to be cash collateralized.

As of December 2012, we had outstanding letters of credit totaling $12.4 million under our stand-alone facility that principally support our self insurance programs. We collateralized these letters of credit with $13.0 million of restricted cash. In January 2013, we finalized our letter of credit sub-facility and at the same time, transferred the $12.4 million of outstanding letters of credit from our stand-alone facility over to the new sub-facility. As such, we were able to eliminate the cash collateral requirement for our outstanding letters of credit, thus increasing our liquidity by an additional $13.0 million. We also amended the stand-alone facility from $20.0 million down to $10.0 million.

In May 2013, we repaid the full $225.0 million outstanding term loan as part of the 2013 refinancing transaction discussed below. At the same time, we terminated the term loan and letter of credit sub-facility, as well as the amended stand-alone facility.

2013 Refinancing

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

We used the net proceeds from the offering of the 2021 notes, together with cash on hand, to (i) redeem $139.7 million in aggregate outstanding principal amount of our 2016 notes at par plus accrued and unpaid interest thereon to the redemption date, (ii) repay $225.0 million in borrowings outstanding under our existing first-lien term loan plus a prepayment premium of approximately $39.5 million and accrued and unpaid interest and (iii) pay the related commissions, fees and expenses. The repayment of the 2016 notes and the term loan was considered to be an extinguishment. As such, we recognized a loss of $48.4 million, which was recorded as interest expense in the second quarter of 2013. Of this $48.4 million loss, $39.5 million was due to the prepayment premium on the term loan, $6.8 million was due to a write-off of unamortized debt discount on the term loan and $2.1 million was due to a write-off of unamortized deferred loan costs on the 2016 notes and the term loan.

Upon the repayment of the outstanding borrowings and payment of the prepayment premium and accrued interest, we terminated the term loan, which included the $15.0 million letter of credit sub-facility. The $12.7 million of outstanding letters of credit under the sub-facility at the time were transferred to the 2013 facility. At the same time, we also terminated our $10.0 million letter of credit stand-alone facility. There were no letters of credit outstanding under the stand-alone facility at the time of termination.

In connection with the issuance of the 2021 notes and entering into the 2013 facility we incurred approximately $15.6 million of various third-party fees and expenses. Of these costs, $11.2 million were allocated to the 2021 notes and $4.4 million were allocated to the 2013 facility. These costs have been capitalized and will be amortized over the respective terms of the 2021 notes and the 2013 facility. The $0.9 million in remaining unamortized deferred loan costs related to the sub-facility and stand-alone facility are being amortized over the term of the 2013 facility.

Senior Secured Notes due 2021

As of December 31, 2013, we have $350.0 million outstanding in aggregate principal amount of 2021 notes that mature on June 1, 2021. The 2021 notes were issued pursuant to an indenture, dated as of May 29, 2013 (“Indenture”), by and between us, certain of our subsidiaries, as guarantors (“Guarantors”), and Wilmington Trust, National Association, as trustee and notes collateral agent (“Trustee”). Interest accrues on the 2021 notes at a rate of 7.625% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year.

The 2021 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior secured basis, by each of the Guarantors. All obligations under the 2021 notes, and the guarantees of those obligations, will be secured by substantially all of our assets and the assets of the Guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute Notes Collateral (as defined therein) and a second-priority security interest in such assets that constitute ABL Collateral (as defined therein). An intercreditor agreement (“ABL/Bond Intercreditor Agreement”), dated as of May 29, 2013, among us, the Guarantors, SunTrust Bank, as ABL Collateral agent, and the Trustee, as Notes Collateral agent, will govern all arrangements in respect of the priority of the security interest in the ABL Collateral and the Notes Collateral.

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

2013 Senior Secured Revolving Credit Facility

The 2013 facility provides for a $175.0 million revolving credit line to be used for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. The 2013 facility is scheduled to mature on May 29, 2018. At December 31, 2013, the net borrowing availability under the 2013 facility totaled $157.1 million after being reduced by outstanding letters of credit of approximately $13.9 million. During the second quarter of 2013 we borrowed and repaid $30.0 million under the 2013 facility at a weighted-average interest rate of 4.0%. There were no outstanding borrowings under the 2013 facility at December 31, 2013.

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

The 2013 facility contains certain restrictive covenants, which, among other things, relate to the incurrence of indebtedness, payment of dividends, repurchase of common stock, distributions, asset sales and investments. The agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability, defined as the sum of our net borrowing availability plus qualified cash, falls below the greater of $17.5 million or 10% of the maximum borrowing amount. Qualified cash is defined as cash on deposit that is subject to a control agreement in favor of the agent. As of December 31, 2013, our excess availability was $211.3 million, which includes $157.1 million in net borrowing availability and $54.2 million in qualified cash. The agreement governing the 2013 facility also includes customary events of default, including change of control. If an event of default occurs, the lenders under the 2013 facility would be entitled to take various actions, including the acceleration of amounts due under the revolver and all actions permitted to be taken by a secured creditor (subject to the terms of the ABL/Bond Intercreditor Agreement).

At December 31, 2013, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Interest Rate Swaps

We entered into interest rate swaps in the past in order to mitigate a portion of the interest rate risk that we were exposed to in the normal course of business on our 2012 floating rate notes. We had two interest rate swap agreements with notional amounts of $100 million and $50 million, which expired in May 2011.

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

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations and comprehensive loss for the years ended December 31 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income	Amount of Loss Recognized in Income*
		2013	2012	2011
Interest rate swaps	Interest expense, net	$—	$—	$(2,165)
Warrants	Interest expense, net	(1,502)	(4,992)	(736)
Total		$(1,502)	$(4,992)	$(2,901)
*	Net of tax

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

The following fair value hierarchy table presents information about our financial instruments measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of December 31, 2013	Fair Value Measurement as of December 31, 2013	Carrying Value As of December 31, 2012	Fair Value Measurement as of December 31, 2012
Warrants (included in Other long-term liabilities)	$3,830	$3,830	$7,328	$7,328

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at December 31, 2013 was approximately $365.3 million and was determined using Level 2 inputs based on market prices.

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

Future maturities of long-term debt as of December 31, 2013 were as follows (in thousands):

Year ending December 31,
2014	$67
2015	74
2016	83
2017	92
2018	102
Thereafter	353,553
Total long-term debt (including current portion)	$353,971

9. Employee Stock-Based Compensation

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. In January 2010, our shareholders approved an amendment to our 2007 Plan which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 7.0 million, subject to adjustment as provided by the 2007 Plan. No more than 7.0 million shares may be made subject to options or stock appreciation rights (“SARs”) granted under the 2007 Plan, and no more than 3.5 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Historically, awards granted under the 2007 Plan generally vest ratably over a three to four-year period. As of December 31, 2013, 1.7 million shares were available for issuance under the 2007 Plan, 1.7 million of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan (“2005 Plan”), we are authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or SARs granted under the 2005 Plan, and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of December 31, 2013, 552,000 shares were available for issuance under the 2005 Plan, 228,000 of which may be made subject to stock-based awards other than options or SARs.

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

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)				(In thousands)
Outstanding at December 31, 2012	5,514		$3.94
Granted	−	$	−
Exercised	(543)		$3.23
Forfeited	(38)		$4.74
Outstanding at December 31, 2013	4,933		$4.01	6.2	$15,415
Exercisable at December 31, 2013	3,698		$4.27	6.2	$10,592

The outstanding options at December 31, 2013 include options to purchase 3,326,000 shares granted under the 2007 Plan, 775,000 shares granted under the 2005 Plan and 832,000 shares granted under the 1998 Plan. As of December 31, 2013, options to purchase 2,090,000 shares under the 2007 Plan, 775,000 shares under the 2005 Plan and 832,000 shares under the 1998 Plan awards were exercisable. The weighted average grant date fair value of options granted during the year ended December 31, 2012 was $2.83. No option awards were granted during 2013 or 2011. The total intrinsic value of options exercised during the years ended December 31, 2013 and 2012 were $1.8 million and $0.4 million, respectively. We realized no tax benefits for stock options exercised during the years ended December 31, 2013 and 2012. No options were exercised in 2011.

Outstanding and exercisable stock options at December 31, 2013 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15	832	$3.15	8.9	832	$3.15
$3.19 - $3.72	3,053	$3.20	6.2	1,818	$3.19
$6.70 - $7.15	1,048	$7.03	4.3	1,048	$7.03
$3.15 - $7.15	4,933	$4.01	6.2	3,698	$4.27

The following table summarizes restricted stock activity for the year ended December 31, 2013 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,229	$3.20
Granted	42	$6.00
Vested	(651)	$3.18
Forfeited	(10)	$3.19
Nonvested at December 31, 2013	610	$3.42

Our results of operations included stock compensation expense of $4.2 million ($4.2 million net of taxes), $3.6 million ($3.6 million net of taxes) and $4.6 million ($4.6 million net of taxes) for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of options vested during the years ended December 31, 2013, 2012, and 2011 were $3.0 million, $3.1 million and $0.7 million, respectively. The total fair value of restricted stock vested during the years ended December 31, 2013, 2012 and 2011 were $2.1 million, $2.0 million and $0.2 million, respectively.

As of December 31, 2013, there was $0.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.9 years.

On February 11, 2014, our board of directors granted 1,268,000 stock options to employees under our 2007 Plan and 549,000 stock options to employees under our 2005 Plan. All the awards vest at 25% per year at each anniversary of the grant date over four years. The exercise price for the options was $7.67 per share, which was the closing stock price on the grant date.

10. Facility Closure Costs

In 2013, we recognized $0.1 million in expense primarily related to revisions of sub-rental income estimates on a previously closed facility in Tennessee and future minimum lease obligations on our vacated facilities, net of estimated sub-rental income. We recognized this expense in facility closure costs and interest expense, net in the accompanying consolidated statement of operations and comprehensive loss. There were no new facility closures in 2013.

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

An analysis of our facility closure reserves for the periods reflected is as follows:

	2011	Additions	Payments	2012	Additions	Payments	2013
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$3,148	$1,062	$(1,376)	$2,834	$82	$(1,216)	$1,700

The facility and other exit cost reserves of $1.7 million at December 31, 2013, of which $0.8 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.

As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market we may temporarily close, or idle, facilities with plans to reopen these facilities once demand returns to the market. At December 31, 2013, we had five idled facilities; two in Florida, two in South Carolina, and one in Maryland. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in our markets worsen, or recovery take significantly longer than forecasted, we may temporarily idle or permanently close additional facilities, at which time we may incur additional facility closure costs or asset impairment charges. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We continuously monitor economic conditions in all our markets, and while at the present time there are no plans to close or idle additional facilities, changes in market conditions may warrant future closings or idling of facilities.

11. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Current:
Federal	$(594)	$—	$—
State	446	119	400
	(148)	119	400
Deferred:
Federal	827	378	1,689
State	90	80	128
	917	458	1,817
Income tax expense	$769	$577	$2,217

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2013	2012
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$1,897	$1,055
Insurance reserves	3,596	2,848
Facility closure reserves	1,486	2,118
Stock-based compensation expense	7,943	6,940
Accounts receivable	921	715
Inventories	5,117	1,666
Operating loss and credit carryforwards	116,926	107,124
Goodwill and other intangible assets	2,593	3,540
Property, plant and equipment	6,307	5,022
Other	435	460
	147,221	131,488
Valuation allowance	(143,682)	(127,700)
Total deferred tax assets	3,539	3,788
Deferred tax liabilities related to:
Prepaid expenses	(1,383)	(1,133)
Goodwill and other intangible assets	(7,812)	(7,394)
Total deferred tax liabilities	(9,195)	(8,527)
Net deferred tax liability	$(5,656)	$(4,739)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	0.1	3.5	3.9
Valuation allowance	(36.9)	(36.3)	(41.8)
Warrant mark to market	(1.3)	(3.3)	(0.7)
Other	1.2	−	−
	(1.9)%	(1.1)%	(3.6)%

We have $507.3 million of state operating loss carry-forwards, which includes $2.7 million of state tax credit carry-forwards expiring at various dates through 2033. We also have $268.2 million of federal net operating loss carry-forwards that will expire at various dates through 2033. The federal and state operating loss carry-forwards exclude approximately $4.5 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2013. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. We assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Housing market conditions have contributed to our cumulative loss position for the past several years. Cumulative losses in recent years represent significant negative evidence in considering whether deferred tax assets are realizable, and also generally preclude relying on projections of future taxable income to support the recovery of deferred tax assets. As such, we recorded a valuation allowance of approximately $15.3 million in 2013 related to our continuing operations, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. We recorded a valuation allowance of approximately $19.6 million, and $26.1 million in 2012, and 2011, respectively, related to our continuing operations. In connection with the expiration of our interest rate swaps we reclassified $1.3 million of valuation allowance from accumulated other comprehensive loss to income tax expense in 2011. We excluded the deferred tax liabilities related to certain indefinite lived intangibles when calculating the amount of valuation allowance needed as these liabilities cannot be considered as a source of income when determining the realizability of the net deferred tax assets. The valuation allowance was recorded as a reduction to income tax benefit.

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

The following table shows the changes in our valuation allowance:

	2013	2012	2011
	(In thousands)
Balance at January 1,	$127,700	$112,392	$87,664
Additions charged to expense:
Continuing operations	15,878	19,559	26,090
Discontinued operations	178	905	147
Deductions	(74)	(5,156)	(1,509)
Balance at December 31,	$143,682	$127,700	$112,392

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued interest and penalties of $0.1 million, $0.0 million and $0.0 million in 2013, 2012 and 2011, respectively. We had a total of $0.2 million and $0.3 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2013 and 2012, respectively.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2013	2012	2011
	(In thousands)
Balance at January 1,	$2,080	$2,257	$2,069
Tax positions taken in prior periods:
Gross increases	—	22	18
Gross decreases	—	(64)	—
Tax positions taken in current period:
Gross increases	11	7	170
Settlements with taxing authorities	—	(142)	—
Lapse of applicable statute of limitations	(1,141)	—	—
Balance at December 31,	$950	$2,080	$2,257

The balance for uncertain tax positions was $1.0 million as of December 31, 2013 excluding penalties and interest. If this balance were recognized, the tax provision would decrease by $0.2 million excluding the impact to the valuation allowance.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. We report in 17 states with various years open to examination.

12. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $0.4 million, $0.3 million and $0.3 million in 2013, 2012 and 2011, respectively, for contributions to the plan.

13. Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and they generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $20.5 million, $19.0 million and $22.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $1.9 million as of December 31, 2013. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2014	$644	$22,031
2015	200	18,953
2016	57	15,865
2017	57	12,571
2018	19	10,473
Thereafter	—	18,057
	$977	$97,950

*	Includes related party future minimum commitments for noncancelable operating leases.

As of December 31, 2013, we had outstanding letters of credit totaling $13.9 million under our 2013 Facility that principally support our self insurance programs.

We received $0.6 million from litigation settlements in 2012. These settlements were recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss in 2012.

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

Sales by product category were as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Prefabricated components	$294,008	$203,687	$147,608
Windows & doors	308,607	233,111	183,313
Lumber & lumber sheet goods	526,633	348,132	225,002
Millwork	136,883	104,165	81,577
Other building products & services	223,761	181,581	141,593
Total sales	$1,489,892	$1,070,676	$779,093

15. Related Party Transactions

An affiliate of JLL Partners, Inc. is a principal beneficial owner of PGT, Inc. Floyd F. Sherman, our president and chief executive officer, serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $5.0 million, $4.4 million and $3.8 million in 2013, 2012 and 2011, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.5 million and $0.5 million as of December 31, 2013 and 2012, respectively.

In 2013, 2012 and 2011, we paid approximately $0.8 million, $1.2 million and $1.2 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2013, our top 10 customers accounted for approximately 22.5% of our sales, and no single customer accounted for more than 5% of sales.

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 10% of our total materials purchased in 2013.

17. Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2013	2012	2011
	(In thousands)
Cash payments for interest	$78,232	$37,846	$22,759
Cash payments (refunds) for income taxes	407	281	257

18. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2013 and 2012 (in thousands, except per share amounts):

	2013
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$319,702		$398,148		$402,931		$369,111
Gross margin	62,347		82,232		92,494		82,847
Income (loss) from continuing operations	(11,605	)(1)	(48,289	)(2)	12,952	(3)	4,577	(4)
Loss from discontinued operations, net of tax	(203)		83		(158)		(48)
Net income (loss)	(11,808)		(48,206)		12,794		4,529
Basic net income (loss) per share
Income (loss) from continuing operations	$(0.12	)(1)	$(0.50	)(2)	$0.13	(3)	$0.05	(4)
Income (loss) from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)
Net income (loss)	$(0.12)		$(0.50)		$0.13		$0.05
Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.12	)(1)	$(0.50	)(2)	$0.13	(3)	$0.05	(4)
Income (loss) from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)
Net income (loss)	$(0.12)		$(0.50)		$0.13		$0.05

	2012
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$219,389		$271,919		$291,780		$287,588
Gross margin	45,119		53,664		57,713		58,070
Loss from continuing operations	(19,121	)(5)	(11,977	)(6)	(12,280	)(7)	(11,041	)(8)
Loss from discontinued operations, net of tax	(67)		(78)		(1,285)		(1,007)
Net loss	(19,188)		(12,055)		(13,565)		(12,048)
Basic and diluted net loss per share
Loss from continuing operations	$(0.20	)(5)	$(0.13	)(6)	$(0.13	)(7)	$(0.12	)(8)
Loss from discontinued operations	(0.00)		(0.00)		(0.01)		(0.01)
Net loss	$(0.20)		$(0.13)		$(0.14)		$(0.13)

(1)	Includes fair value adjustments for the warrants of $0.4 million as discussed in Note 8 and a valuation allowance of $4.4 million as discussed in Note 11.
(2)

Includes a pre-payment premium on the term loan of $39.5 million as discussed in Note 8, debt discount write-off of $6.8 million as discussed in Note 8, debt issuance cost write-off of $2.1 million as discussed in Note 8, fair value adjustments for the warrants of $0.3 million as discussed in Note 8, and a valuation allowance of $17.0 million as discussed in Note 11.

(3)

Includes fair value adjustments for the warrants of $(0.2) million as discussed in Note 8, facility closure costs of $(0.2) million as discussed in Note 10, and a valuation allowance of $(3.4) million as discussed in Note 11.

(4)

Includes fair value adjustments for the warrants of $0.9 million as discussed in Note 8, facility closure costs of $0.1 million as discussed in Note 10, and a valuation allowance of $(2.6) million as discussed in Note 11.

(5)	Includes fair value adjustments for the warrants of $3.1 million as discussed in Note 8 and a valuation allowance of $7.0 million as discussed in Note 11.
(6)

Includes fair value adjustments for the warrants of $0.6 million as discussed in Note 8, facility closure costs of $0.1 million as discussed in Note 10, and a valuation allowance of $4.3 million as discussed in Note 11.

(7)

Includes fair value adjustments for the warrants of $0.7 million as discussed in Note 8, facility closure costs of $0.7 million as discussed in Note 10, and a valuation allowance of $4.6 million as discussed in Note 11.

(8)

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2013, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited, (“SAMIH”).  EIG and SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

As to EIG:

The disclosure below relates solely to activities conducted by EIG and its affiliates.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of EIG, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that:

“[EIG’s] business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC. If [EIG] fail[s] to comply with these laws and regulations, [EIG] could be subject to civil or criminal penalties and reputational harm. In addition, if [EIG’s] third-party resellers fail to comply with these laws and regulations in their dealings, [EIG] could face potential liability or penalties for violations. Furthermore, U.S. export control laws and economic sanctions laws prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities.

Although [EIG] take[s] precautions to prevent transactions with U.S. sanctions targets, [EIG has] in the past identified limited instances of non-compliance with these rules and believe[s] [EIG has] taken appropriate corrective actions in such instances.  For example, on May 1, 2013, during a routine compliance scan of [EIG’s] new and existing subscriber accounts, [EIG] discovered a new subscriber account that was created on April 6, 2013 with information matching ORT France, identified by OFAC as a Specially Designated National, or SDN, under the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594.  [EIG] charged the subscriber $114.10 for web hosting and domain name registration services at the time the account was opened and without knowledge of any SDN issue.  Upon discovery of the potential SDN match, [EIG] promptly suspended the subscriber account, deactivated the website, locked the domain name to prevent it from being transferred and ceased providing services to the subscriber.  [EIG] also promptly reported the potential SDN match to OFAC.  To date, [EIG has] not received any correspondence from OFAC regarding the matter.

Although [EIG has] implemented compliance measures that are designed to prevent transactions with U.S. sanction targets, there is risk that in the future [EIG] or [EIG’s] resellers could provide [EIG’s] solutions or services to such targets despite such compliance measures.  This could result in negative consequences to [EIG], including government investigations, penalties and reputational harm.

Changes in [EIG’s] solutions or changes in export and import regulations may create delays in the introduction and sale of [EIG’s] solutions in international markets, prevent [EIG’s] subscribers with international operations from deploying [EIG’s] solutions or, in some cases, prevent the export or import of [EIG’s] solutions to certain countries, governments or persons altogether. Any change in export or import regulations, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of [EIG’s] solutions or decreased ability to export or sell [EIG’s] solutions to existing or potential subscribers with international operations. Any decreased use of [EIG’s] solutions or limitation on [EIG’s] ability to export or sell [EIG’s] solutions could adversely affect [EIG’s] business, financial condition and operating results.”

As to SAMIH:

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, holds two investment accounts with Santander Asset Management UK Limited, a subsidiary of SAMIH and part of the Banco Santander group. We have been advised that the accounts have remained frozen throughout 2013, the investment returns are being automatically reinvested, and no disbursements have been made to the customer.  We have also been advised that the total revenue in connection with the investment accounts in 2013 was £247 and net profits in 2013 were negligible relative to the overall profits of Banco Santander, S.A.

PART III

Item  10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2014 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2014 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2014 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2014 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2014 under the caption “Proposal 4 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

10.6

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

10.7

Form of Warrant issued pursuant to the Warrant Issuance Agreement dated December 2, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 8, 2011, File Number 0-51357)

Exhibit Number	Description
10.8+

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

10.10+

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

10.12+

2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.13+

2012 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012, File Number 0-51357)

10.14+

Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.15+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.16+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.17+

2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.18*+	Builders FirstSource, Inc. Amended and Restated Director Compensation Policy
10.19+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.20+

Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.21+

Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.22+

Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.23+

Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

Exhibit Number	Description
10.24+

Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.25+

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

10.27+

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

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on February 28, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011, (ii) Consolidated Balance Sheets at December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to Consolidated Financial Statements.

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

February 28, 2014

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

Signature	Title	Date

/s/ FLOYD F. SHERMAN	President and Chief Executive Officer	February 28, 2014
Floyd F. Sherman	(Principal Executive Officer and Director)

/s/ M. CHAD CROW	Senior Vice President and Chief Financial	February 28, 2014
M. Chad Crow	Officer (Principal Financial and Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	February 28, 2014
Paul S. Levy

/s/ DAVID A. BARR	Director	February 28, 2014
David A. Barr

/s/ CLEVELAND A. CHRISTOPHE	Director	February 28, 2014
Cleveland A. Christophe

/s/ DANIEL AGROSKIN	Director	February 28, 2014
Daniel Agroskin

/s/ MICHAEL GRAFF	Director	February 28, 2014
Michael Graff

/s/ ROBERT C. GRIFFIN	Director	February 28, 2014
Robert C. Griffin

/s/ KEVIN J. KRUSE	Director	February 28, 2014
Kevin J. Kruse

/s/ BRETT N. MILGRIM	Director	February 28, 2014
Brett N. Milgrim

/s/ CRAIG A. STEINKE	Director	February 28, 2014
Craig A. Steinke