Form 10-Q
period 2014-03-31
Builders FirstSource, Inc.
filed 2014-05-02
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 30, 2014 was 97,999,694.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands,
	except per share amounts)
Sales	$345,909	$319,702
Cost of sales	270,994	257,355
Gross margin	74,915	62,347
Selling, general and administrative expenses	69,318	61,078
Facility closure costs	163	59
Income from operations	5,434	1,210
Interest expense, net	8,828	12,500
Loss from continuing operations before income taxes	(3,394)	(11,290)
Income tax (benefit) expense	(82)	315
Loss from continuing operations	(3,312)	(11,605)
Loss from discontinued operations (net of income tax expense of $0 in 2014 and 2013)	(72)	(203)
Net loss	$(3,384)	$(11,808)
Comprehensive loss	$(3,384)	$(11,808)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.03)	$(0.12)
Loss from discontinued operations	(0.00)	(0.00)
Net loss	$(0.03)	$(0.12)
Weighted average common shares outstanding:
Basic and diluted	97,617	95,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(In thousands,
	except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$62,766	$54,696
Accounts receivable, less allowances of $3,422 and $3,605 at March 31, 2014 and December 31, 2013, respectively	147,603	143,036
Inventories	136,613	123,636
Other current assets	8,767	9,793
Total current assets	355,749	331,161
Property, plant and equipment, net	52,808	49,392
Goodwill	111,193	111,193
Other assets, net	23,050	24,093
Total assets	$542,800	$515,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,668	$81,046
Accrued liabilities	51,968	45,310
Current maturities of long-term debt	69	67
Total current liabilities	154,705	126,423
Long-term debt, net of current maturities	353,886	353,904
Other long-term liabilities	21,615	20,144
Total liabilities	530,206	500,471
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 97,970 and 97,905 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	979	973
Additional paid-in capital	374,022	373,418
Accumulated deficit	(362,407)	(359,023)
Total stockholders’ equity	12,594	15,368
Total liabilities and stockholders’ equity	$542,800	$515,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,384)	$(11,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,982	2,774
Amortization of deferred loan costs	585	295
Amortization of debt discount	—	588
Fair value adjustment of stock warrants	1,197	426
Deferred income taxes	(48)	134
Bad debt expense	(36)	275
Stock compensation expense	982	1,335
Net gain on sales of assets	(1)	(11)
Changes in assets and liabilities:
Receivables	(4,531)	(20,313)
Inventories	(12,977)	(23,831)
Other current assets	806	1,434
Other assets and liabilities	183	(263)
Accounts payable	21,622	19,472
Accrued liabilities	7,380	4,304
Net cash provided by (used in) operating activities	13,760	(25,189)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,304)	(981)
Proceeds from sale of property, plant and equipment	2	11
Decrease in restricted cash	—	13,030
Net cash provided by (used in) investing activities	(5,302)	12,060
Cash flows from financing activities:
Payments of long-term debt and other loans	(16)	(14)
Deferred loan costs	—	(61)
Exercise of stock options	904	474
Repurchase of common stock	(1,276)	(1,036)
Net cash used in financing activities	(388)	(637)
Net change in cash and cash equivalents	8,070	(13,766)
Cash and cash equivalents at beginning of period	54,696	131,432
Cash and cash equivalents at end of period	$62,766	$117,666

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

The condensed consolidated balance sheet as of December 31, 2013 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2013 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2013 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 0.1 million and 0.7 million restricted stock shares excluded from the computations of basic EPS for the three months ended March 31, 2014 and 2013, respectively, because we generated a net loss. For the purpose of computing diluted EPS, options to purchase 6.5 million and 5.4 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2014 and 2013, respectively, because their effect was anti-dilutive. Warrants to purchase 0.7 million and 1.6 million shares of common stock were not included in the computations of diluted EPS for the three months ended March 31, 2014 and 2013 because their effect was anti-dilutive.

3. Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
2021 notes	$350,000	$350,000
Other long-term debt	3,955	3,971
	353,955	353,971
Less: current portion of long-term debt	69	67
Total long-term debt, net of current maturities	$353,886	$353,904

Fair Value

The only financial instrument measured at fair value on a recurring basis was our warrants.

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31 (in thousands):

Derivative Not Designated as Hedging Instrument	Location of Loss Recognized in Income	Amount of Loss Recognized in Income
		Three Months Ended March 31,
		2014	2013
Warrants	Interest expense, net	$(1,197)	$(426)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of March 31, 2014	Fair Value Measurement as of March 31, 2014	Carrying Value As of December 31, 2013	Fair Value Measurement as of December 31, 2013
Warrants (included in Other long-term liabilities)	$5,027	$5,027	$3,830	$3,830

We have elected to report the value of our 2021 notes at amortized cost. The fair value of the 2021 notes at March 31, 2014 was approximately $375.6 million and was determined using Level 2 inputs based on market prices.

4. Employee Stock-Based Compensation

On February 11, 2014, our board of directors granted 1,268,000 stock options to employees under our 2007 Incentive Plan and 549,000 stock options to employees under our 2005 Incentive Plan. All the awards vest at 25% per year at each anniversary of the grant date over four years. The exercise price for the options was $7.67 per share, which was the closing stock price on the grant date. The weighted average grant date fair value of the options was $5.71 and was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life	5.8 years
Expected volatility	92.1%
Expected dividend yield	0.00%
Risk-free rate	1.83%

The expected life represents the period of time the options are expected to be outstanding. We used the simplified method for determining the expected life assumption due to limited historical exercise experience on our stock options. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options.

5. Income Taxes

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. We recorded a valuation allowance of $1.0 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively, against the net deferred tax assets generated from the net operating losses during the periods related to our continuing operations.

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

Sales by product category for the three month periods ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Prefabricated components	$70,490	$60,820
Windows & doors	76,275	63,605
Lumber & lumber sheet goods	115,515	116,797
Millwork	33,468	29,053
Other building products & services	50,161	49,427
Total sales	$345,909	$319,702

8. Recent Accounting Pronouncements

In April 2014 the FASB issued an update to the existing guidance under the Presentation of Financial Statements and Property, Plant, and Equipment topics of the Codification. This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the previous guidance any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be presented as a discontinued operation. This update is effective for fiscal years, and interim periods beginning after December 15, 2014. Early adoption is permitted, but not required. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not currently expect that the adoption of this update will have an impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2013 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

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

COMPANY OVERVIEW

We are a leading supplier and manufacturer of structural and related building products for residential new construction in the U.S. We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, aluminum and vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines, as well as cabinets, roofing, and hardware. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

—

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. However, according to the U.S Census Bureau, U.S. single-family housing starts increased to an annualized rate of 635,000 as of March 31, 2014, which is one of the highest levels achieved since 2008. Despite this increase, single-family housing starts remain well below the historical average (from 1959 through 2013) of approximately 1.0 million per year. Due to the lower levels in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters expect to see continued improvement in housing demand over the next few years.

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

—

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Over the past few years, the mortgage markets have experienced substantial disruption due to increased defaults. This resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained. As the housing industry is dependent upon the economy and employment levels as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets improve and unemployment rates decline further.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement since 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts at March 31, 2014 was 635,000, a 1.9% improvement from one year ago but approximately 56.7% lower than when the downturn began in 2006. For the first quarter of 2014, actual U.S. single-family housing starts were 133,800, a 1.7% decrease compared to the first quarter of 2013. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, were 79,400 in the first quarter of 2014, a 0.1% decrease from the first quarter of 2013. However, single-family units under construction in the South Region increased 21.1% during the first quarter of 2014 compared to the same quarter a year ago. While the housing industry has strengthened over the past two years, the limited availability of credit to smaller homebuilders and potential homebuyers, a slow economic recovery and high unemployment rates, among other factors, could delay a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 760,000 U.S. single-family housing starts for 2014, which is up approximately 22.3% from 2013, but still well below historical averages.

Our sales for the first quarter of 2014 were up 8.2% over the same period last year despite the extreme winter weather conditions, the negative impact of decreased market prices for commodity lumber products which were, on average, 14% lower than in the first quarter of 2013, and relatively flat housing starts in our markets. We believe our broad offering of products and services allows us to continue to gain market share and expand our customer base.  At the same time, our gross margin percentage increased by 2.2% during the first quarter of 2014 compared to the first quarter of 2013, primarily due to improved customer pricing and less intra-quarter volatility in commodity lumber prices during the first quarter of 2014 compared to the first quarter of 2013. Lumber and lumber sheet goods prices rose sharply during the first quarter of 2013, while prices fell during the first quarter of 2014. We have continued to manage our operating expenses with a key focus on conserving liquidity. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. However, our selling, general and administrative expenses, as a percentage of sales, increased 0.9% in the quarter compared to the same period a year ago primarily due to adverse weather conditions impacting our sales and operational efficiency.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and continue to increase our market share. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term expense control while maintaining the expertise to grow the business as market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather causing reduced construction activity during these quarters. This pattern affected our financial results in the first quarter of 2014 to a greater extent than is typical. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

—	The volatility of lumber prices;
—	The cyclical nature of the homebuilding industry;
—	General economic conditions in the markets in which we compete;
—	The pricing policies of our competitors;
—	The production schedules of our customers; and
—	The effects of weather.

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the second and third quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2014 and 2013, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2014	2013
Sales	100.0%	100.0%
Cost of sales	78.3%	80.5%
Gross margin	21.7%	19.5%
Selling, general and administrative expenses	20.0%	19.1%
Facility closure costs	0.1%	0.0%
Income from operations	1.6%	0.4%
Interest expense, net	2.6%	3.9%
Income tax (benefit) expense	(0.0)%	0.1%
Loss from continuing operations	(1.0)%	(3.6)%
Loss from discontinued operations, net of tax	(0.0)%	(0.1)%
Net loss	(1.0)%	(3.7)%

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013

Sales. Sales for the three months ended March 31, 2014 were $345.9 million, an 8.2% increase over sales of $319.7 million for the three months ended March 31, 2013. According to the U.S. Census Bureau, actual U.S. single-family housing starts decreased 1.7% in the first quarter of 2014 as compared to the first quarter of 2013. In the South Region, actual single-family starts decreased 0.1% in the first quarter of 2014 as compared to the first quarter of 2013. However, the number of single-family units under construction in the South Region increased 21.1% over this same time period. We estimate that our sales increased 10.5% due to volume; however this increase was partially offset by a 2.3% decrease due to lower market prices for commodity lumber products.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$70.5	20.4%	$60.8	19.0%	15.9%
Windows & doors	76.3	22.0%	63.6	19.9%	19.9%
Lumber & lumber sheet goods	115.5	33.4%	116.8	36.5%	(1.1)%
Millwork	33.5	9.7%	29.1	9.1%	15.2%
Other building products & services	50.1	14.5%	49.4	15.5%	1.5%
Total sales	$345.9	100.0%	$319.7	100.0%	8.2%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The change in sales for lumber and lumber sheet goods is due to a 14.1% decrease in commodity prices in the first quarter of 2014 compared to the first quarter of 2013, which was partially offset by an increase in sales volume.

Gross Margin. Gross margin increased $12.6 million to $74.9 million. Our gross margin percentage increased to 21.7% in the first quarter of 2014 from 19.5% in the first quarter of 2013, a 2.2% increase. Our gross margin percentage increased primarily due to improved customer pricing and less intra-quarter volatility in commodity lumber prices in the first quarter of 2014 compared to the first quarter of 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $8.2 million, or 13.5%. Our salaries and benefits expense, excluding stock compensation expense, was $43.5 million, an increase of $5.8 million from the first quarter of 2013 primarily due to a 14% increase in full-time equivalent employees. Delivery expense increased $1.5 million and other general administrative expense increased $1.0 million, primarily due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses increased from 19.1% in the first quarter of 2013 to 20.0% in the first quarter of 2014. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.8%, delivery costs increased by 0.2% and other general administrative expense increased 0.2%. These increases were primarily due to adverse weather conditions impacting our sales and operational efficiency.

Interest Expense, net. Interest expense was $8.8 million in the first quarter of 2014, a decrease of $3.7 million from the first quarter of 2013. The decrease is primarily related to our refinancing in the second quarter of 2013, which lowered the interest rate and principal amount of our outstanding debt.

Income Tax Expense. We recorded an income tax benefit of $0.1 million during the first quarter of 2014 compared to $0.3 million of income tax expense in the first quarter of 2013. We recorded an after-tax, non-cash valuation allowance of $1.0 million and $4.4 million, in 2014 and 2013, respectively, related to our net deferred tax assets. Absent this valuation allowance, our effective tax rate would have been 33.1% and 36.3% in the first quarters of 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and fund capital expenditures. Our capital resources at March 31, 2014 consist of cash on hand and borrowing availability under our revolving credit facility.

Our $175.0 million senior secured revolving credit facility (“2013 facility”) is primarily used for working capital and general corporate purposes. Availability under the 2013 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of March 31, 2014 and December 31, 2013 (in millions):

	As of
	March 31, 2014	December 31, 2013
Accounts Receivable Availability	$107.3	$99.3
Inventory Availability	72.6	67.6
Other Receivables Availability	11.1	11.0
Gross Availability	191.0	177.9
Less:
Agent Reserves	(8.3)	(6.9)
Borrowing Base	182.7	171.0
Aggregate Revolving Commitments	175.0	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0	171.0
Less:
Outstanding Borrowings	—	—
Letters of Credit	(13.9)	(13.9)
Net Borrowing Availability on Revolving Facility	$161.1	$157.1
Plus:
Cash in Qualified Accounts	61.8	54.2
Excess Availability, as defined	$222.9	$211.3

As of March 31, 2014, we had no outstanding borrowings under our 2013 facility and our net borrowing availability was $161.1 million after being reduced by outstanding letters of credit of approximately $13.9 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1. At March 31, 2014, our excess availability was $222.9 million, including $161.1 million in net borrowing availability and $61.8 million in qualified cash. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2014.

Liquidity

Our liquidity at March 31, 2014 was $223.9 million, which includes $161.1 million in net borrowing availability under the 2013 facility and $62.8 million of cash on hand. We expect to generate cash of approximately $20 million in 2014 and to end the year with (i) cash of approximately $60-$80 million and (ii) liquidity of approximately $220-$240 million.

In the event that housing starts or sales volume for 2014 are higher or lower than expected, or if other assumptions used in our forecasting differ from actual results, our forecasted cash usage and liquidity levels may change. Should the current industry conditions deteriorate, we may be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps would prove successful.

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

Consolidated Cash Flows

Cash provided by operating activities for the three months ended March 31, 2014 was $13.8 million compared to cash used in operating activities of $25.2 million for the three months ended March 31, 2013. The change was primarily attributable to our improved financial performance and a reduction in working capital primarily due to an increase in accounts payable. However, this increase in accounts payable was partially offset by increases in inventory and accounts receivable due to increased sales volume during the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. Cash interest payments were $0.4 million and $10.9 million for the three months ended March 31, 2014 and 2013, respectively. We pay interest on our outstanding 7.625% senior secured  notes due 2021 (“2021 notes”) semi-annually; prior to the 2013 refinancing we paid interest on our second priority senior secured floating rate notes due 2016 (“2016 notes”)  and our first-lien term loan due 2015 (“term loan”) quarterly.

Cash used in investing activities for the three months ended March 31, 2014 was $5.3 million compared to cash provided by investing activities of $12.1 million for the three months ended March 31, 2013. The change was primarily due to a decrease of $13.0 million in restricted cash related to the transfer of our outstanding letters of credit from the previous facility to our new letter of credit sub-facility, which eliminated our cash collateral requirement for outstanding letters of credit during the three months ended March 31, 2013. The remaining change is primarily due to an increase in capital expenditures during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in capital expenditures primarily relates to purchasing machinery, equipment, and vehicles to support sales growth and to increase capacity at existing locations.

Cash used in financing activities was $0.4 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively. Cash used in financing activities for both the three months ended March 31, 2014 and 2013 primarily relates to the repurchase of our common stock related to restricted stock tendered in order to meet minimum withholding tax requirements for shares vested, which was partially offset by cash received from the exercise of employee stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014 the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Presentation of Financial Statements and Property, Plant, and Equipment topics of the Accounting Standards Codification (“Codification”). This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the previous guidance any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be presented as a discontinued operation. This update is effective for fiscal years, and interim periods beginning after December 15, 2014. Early adoption is permitted, but not required. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not currently expect that the adoption of this update will have an impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes would not be affected by an increase in market interest rates. Borrowings under the 2013 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At March 31, 2014, a 1.0% increase in interest rates would not result in any additional interest expense annually as we had no outstanding borrowings under the 2013 facility. The 2013 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

Our share price and, to a lesser extent, the historical volatility of our common stock are the primary factors in the changes to our fair value measurements related to our outstanding warrants. All other inputs being equal, an increase or decrease in our share price or volatility would result in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense. Based on the warrants outstanding and the historical volatility of our common stock as of March 31, 2014, a 10% change in our share price would result in approximately a $0.6 million change in our interest expense. Based on the warrants outstanding and our share price as of March 31, 2014, a 10% change in the historical volatility of our common stock would result in approximately a $0.1 million change in our interest expense.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2014, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	—	—	—
February 1, 2014 — February 28, 2014	168,173	$7.59	—	—
March 1, 2014 — March 31, 2014	—	—	—	—
Total	168,173	$7.59	—	—

The shares presented in the above table represent restricted stock tendered in order to meet minimum withholding tax requirements for shares vested.

Item 3. Defaults upon Senior Securities

(a) None

(b) None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

(a) Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and/or are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited, (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its non-U.S. affiliates that may be deemed to be under common “control” with us. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We have been advised that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first quarter of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £23,017 whilst net profits in the first quarter 2014 were negligible relative to the overall profits of Banco Santander, S.A.

(b) None

Item 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of May 29, 2013, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.1

Builders FirstSource, Inc. Amended and Restated Director Compensation Policy (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 2, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

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
May 2, 2014
/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)
May 2, 2014