Form 10-Q
period 2014-06-30
Builders FirstSource, Inc.
filed 2014-08-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 30, 2014 was 98,091,028.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Sales	$426,543	$398,148	$772,452	$717,850
Cost of sales	332,744	315,916	603,738	573,271
Gross margin	93,799	82,232	168,714	144,579
Selling, general and administrative expenses	76,417	69,011	145,735	130,089
Facility closure costs	28	52	191	111
Income from operations	17,354	13,169	22,788	14,379
Interest expense, net	6,504	61,058	15,332	73,558
Income (loss) from continuing operations before income taxes	10,850	(47,889)	7,456	(59,179)
Income tax expense	230	400	148	715
Income (loss) from continuing operations	10,620	(48,289)	7,308	(59,894)
Income (loss) from discontinued operations (net of income tax expense of $0 in 2014 and 2013)	(11)	83	(83)	(120)
Net Income (loss)	$10,609	$(48,206)	$7,225	$(60,014)
Comprehensive Income (loss)	$10,609	$(48,206)	$7,225	$(60,014)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.11	$(0.50)	$0.07	$(0.62)
Income (loss) from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net Income (loss)	$0.11	$(0.50)	$0.07	$(0.62)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.50)	$0.07	$(0.62)
Income (loss) from discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net Income (loss)	$0.09	$(0.50)	$0.07	$(0.62)
Weighted average common shares:
Basic	98,032	96,349	97,963	96,170
Diluted	100,759	96,349	100,766	96,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,539	$54,696
Accounts receivable, less allowance of $3,348 and $3,605 at June 30, 2014 and December 31, 2013, respectively	166,789	143,036
Inventories	140,736	123,636
Other current assets	8,038	9,793
Total current assets	350,102	331,161
Property, plant and equipment, net	59,062	49,392
Goodwill	115,323	111,193
Other assets, net	21,987	24,093
Total assets	$546,474	$515,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,709	$81,046
Accrued liabilities	47,189	45,310
Current maturities of long-term debt	71	67
Total current liabilities	147,969	126,423
Long-term debt, net of current maturities	353,868	353,904
Other long-term liabilities	20,087	20,144
Total liabilities	521,924	500,471
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 98,084 and 97,905 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	980	973
Additional paid-in capital	375,368	373,418
Accumulated deficit	(351,798)	(359,023)
Total stockholders' equity	24,550	15,368
Total liabilities and stockholders' equity	$546,474	$515,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$7,225	$(60,014)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,022	5,308
Amortization and write-off of deferred loan costs	1,200	2,833
Amortization and write-off of debt discount	-	7,794
Fair value adjustment of stock warrants	19	755
Deferred income taxes	80	429
Bad debt expense	(336)	649
Net non-cash income from discontinued operations	-	(195)
Stock compensation expense	1,908	2,319
Net gain on sale of assets	(15)	(24)
Changes in assets and liabilities:
Receivables	(21,823)	(41,121)
Inventories	(15,438)	(20,173)
Other current assets	1,728	(2,641)
Other assets and liabilities	(114)	562
Accounts payable	19,663	11,178
Accrued liabilities	2,573	6,473
Net cash provided by (used in) operating activities	692	(85,868)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,121)	(4,595)
Proceeds from sale of property, plant and equipment	16	617
Cash used for acquisitions, net	(8,726)	-
Decrease in restricted cash	-	13,030
Net cash provided by (used in) investing activities	(20,831)	9,052
Cash flows from financing activities:
Borrowings under revolving credit facility	-	30,000
Payments under revolving credit facility	-	(30,000)
Proceeds from issuance of long term debt	-	350,000
Payments of long-term debt and other loans	(33)	(364,746)
Deferred loan costs	(34)	(14,301)
Payment of recapitalization costs	-	(37)
Exercise of stock options	1,355	1,015
Repurchase of common stock	(1,306)	(1,036)
Net cash used in financing activities	(18)	(29,105)
Net change in cash and cash equivalents	(20,157)	(105,921)
Cash and cash equivalents at beginning of period	54,696	131,432
Cash and cash equivalents at end of period	$34,539	$25,511

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 0.1 million restricted stock shares included in our basic EPS calculation for the three and six months ended June 30, 2014, as we generated net income. There were 0.7 million restricted stock shares excluded from the computation of basic EPS for the three and six months ended June 30, 2013, because we generated a net loss.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 6.4 million options, 0.7 million warrants and 1.8 million restricted stock units (“RSUs”) for the three and six months ended June 30, 2014. In addition, $1.2 million of income and $0.0 million of expense due to fair value adjustments related to the warrants were excluded from net income in the computation of diluted EPS for the three and six months ended June 30, 2014, respectively. Options to purchase 5.2 million shares of common stock were not included in the computations of diluted EPS for the three and six months ended June 30, 2013 because their effect was anti-dilutive. Warrants to purchase 1.4 million shares of common stock were not included in the computation of diluted EPS for the three and six months ended June 30, 2013 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares for basic EPS	98,032	96,349	97,963	96,170
Dilutive effect of options, warrants, and RSUs	2,727	—	2,803	—
Weighted average shares for diluted EPS	100,759	96,349	100,766	96,170

3. Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
2021 notes	$350,000	$350,000
Other long-term debt	3,939	3,971
	353,939	353,971
Less: current portion of long-term debt	71	67
Long-term debt, net of current maturities	$353,868	$353,904

Fair Value

The only financial instrument measured at fair value on a recurring basis was our outstanding warrants.

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30 (in thousands):

Derivative Not Designated as Hedging Instrument		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Income	2014	2013	2014	2013
Warrants	Interest expense, net	$1,178	$(329)	$(19)	$(755)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of June 30, 2014	Fair Value Measurement as of June 30, 2014	Carrying Value As of December 31, 2013	Fair Value Measurement as of December 31, 2013
Warrants (included in Other long-term liabilities)	$3,849	$3,849	$3,830	$3,830

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at June 30, 2014 was approximately $372.5 million and was determined using Level 2 inputs based on market prices.

4. Employee Stock-Based Compensation

Stock Option Grant

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

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. The maximum number of common shares reserved for the grant of awards under the 2014 Plan is 5.0 million, subject to adjustment as provided by the 2014 Plan. All 5.0 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a four year period. As of June 30, 2014, 3.7 million shares were available for issuance under the 2014 Plan.

Restricted Stock Unit Grant

On June 16, 2014, our board of directors granted 1,303,000 restricted stock units to employees under our 2014 Incentive Plan and 513,000 restricted stock units to employees under our 2007 Incentive Plan. All the awards vest at 25% per year and vesting will coincide with the vesting of the stock options granted on February 11, 2014 over the next four years. The grant date fair value for the restricted stock units was $7.52 per share, which was the closing stock price on the grant date.

5. Income Taxes

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and six months ended June 30, 2014, we recorded net reductions to the valuation allowance of $4.1 million and $3.0 million against our net deferred tax assets as we generated net income during these periods. During the three and six months ended June 30, 2013, we recorded increases to the valuation allowance of $17.0 million and $21.4 million against the net deferred tax assets generated from the net operating losses from continuing operations.

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

Sales by product category for the three and six month periods ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Prefabricated components	$91,022	$78,206	$161,512	$139,026
Windows & doors	90,843	77,790	167,118	141,395
Lumber & lumber sheet goods	143,925	149,282	259,440	266,079
Millwork	40,075	35,185	73,543	64,238
Other building products & services	60,678	57,685	110,839	107,112
Sales	$426,543	$398,148	$772,452	$717,850

8. Acquisition

On June 30, 2014 the Company acquired certain assets and the operations of Slone Lumber Company, Inc. (“Slone”) for cash consideration of $8.7 million (including certain adjustments). Of this amount, $4.6 million was allocated to tangible assets acquired and $4.1 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment.

Based in Houston, Texas, Slone is a full-line building materials supplier. Slone’s product offerings include lumber, engineered beams, interior and exterior door units, moulding, trim, and cabinets. Slone also offers installation services on exterior doors, shutters, and cabinets. The acquisition was accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Pro forma results of operations are not presented as this acquisition is not material.

9. Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance is effective for annual reporting periods beginning after December 15, 2016. Accordingly, we will adopt this guidance beginning January 1, 2017.  Early adoption of this guidance is not permitted.  This guidance allows either full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our financial statements.

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

10. Subsequent Event

On July 31, 2014 the Company acquired certain assets and the operations of West Orange Lumber Company, Inc. (“West Orange”) for cash consideration of $9.8 million (including certain adjustments). The accounting for this acquisition has not been completed at the date of this filing given the proximity to the acquisition date.

Based in Groveland, Florida, West Orange supplies lumber, roof and floor trusses, custom windows and doors, as well as installation services, to both residential homebuilders and commercial contractors in the Central Florida region.  The acquisition will be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

On July 31, 2014 we borrowed $30.0 million under our $175.0 million senior secured revolving credit facility (“2013 facility”) at an interest rate of 1.98%.  Amounts borrowed under our 2013 facility will be used to fund working capital needs and potential future acquisitions.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 575,000 as of June 30, 2014. However, single-family housing starts remain well below the historical average (from 1959 through 2013) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters expect to see continued improvement in housing demand over the next few years.

•

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in servicing large homebuilders with certain profitability expectations. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. Additionally, we have been successful in expanding our custom homebuilder customer base while maintaining acceptable credit standards.

•

Use of Prefabricated Components. Prior to the housing downturn, homebuilders were increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion was a key imperative of the homebuilders during periods of strong consumer demand. During the housing downturn, that trend decelerated as cycle time had less relevance. Customers who traditionally used prefabricated components, for the most part, still do. However, the conversion of customers to this product offering slowed during the downturn. We are now seeing the demand for prefabricated components increase as the residential new construction market continues to strengthen and the availability of skilled construction labor remains limited.

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

RECENT DEVELOPMENTS

Acquisitions

On June 30, 2014 the Company acquired certain assets of Slone Lumber Company, Inc. (“Slone”) for cash consideration of $8.7 million (including certain adjustments). Of this amount, $4.6 million was allocated to tangible assets acquired and $4.1 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment.

Based in Houston, Texas, Slone is a full-line building materials supplier. Slone’s product offerings include lumber, engineered beams, interior and exterior door units, moulding, trim, and cabinets. Slone also offers installation services on exterior doors, shutters, and cabinets. The acquisition was accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. Under this method, the purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date. The excess of purchase price over the estimated fair value of the net assets acquired was recorded as goodwill. Pro forma results of operations are not presented as this acquisition is not material.

On July 31, 2014 the Company acquired certain assets and the operations of West Orange Lumber Company, Inc. (“West Orange”) for cash consideration of $9.8 million (including certain adjustments). The accounting for the acquisition has not been completed at the date of this filing given the proximity to the acquisition date.

Based in Groveland, Florida, West Orange supplies lumber, roof and floor trusses, custom windows and doors, as well as installation services, to both residential homebuilders and commercial contractors in the Central Florida region.  The acquisition will be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

2013 Facility Borrowing

On July 31, 2014 we borrowed $30.0 million under our $175.0 million senior secured revolving credit facility (“2013 facility”) at an interest rate of 1.98%.  Amounts borrowed under our 2013 facility will be used to fund working capital needs and potential future acquisitions.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement since 2011. For the second quarter of 2014, actual U.S. single-family housing starts were 180,200, a 3.5% increase compared to the second quarter of 2013. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, were 89,700 in the second quarter of 2014, a 0.6% increase from the second quarter of 2013. Single-family units under construction in the South Region increased 13.1% during the second quarter of 2014 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, and a slow economic recovery, among other factors, could delay a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 688,000 U.S. single-family housing starts for 2014, which is up approximately 10.7% from 2013, but still well below historical averages.

Our sales for the second quarter of 2014 were up 7.1% over the same period last year. We estimate sales increased 12.9% due to volume, reduced by lower market prices for commodity lumber products, which were, on average, 8.8% lower during the second quarter of 2014 compared to the second quarter of 2013. We believe our broad offering of products and services allows us to continue to gain market share and expand our customer base. At the same time, our gross margin percentage increased by 1.3% during the second quarter of 2014 compared to the second quarter of 2013, primarily due to improved customer pricing in the second quarter of 2014. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. However, our selling, general and administrative expenses, as a percentage of sales, were 17.9% in the second quarter of 2014, a 0.6% increase from 17.3% in the second quarter of 2013 due to the negative impact of commodity price deflation on our sales.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to continue to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term expense control while maintaining the expertise to grow the business as market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2014 and 2013, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0%	79.3%	78.2%	79.9%
Gross margin	22.0%	20.7%	21.8%	20.1%
Selling, general and administrative expenses	17.9%	17.3%	18.9%	18.1%
Facility closure costs	0.0%	0.0%	0.0%	0.0%
Income from operations	4.1%	3.4%	2.9%	2.0%
Interest expense, net	1.5%	15.4%	2.0%	10.3%
Income tax expense	0.1%	0.1%	0.0%	0.1%
Income (loss) from continuing operations	2.5%	(12.1)%	0.9%	(8.4)%
Income (loss) from discontinued operations, net of tax	(0.0)%	0.0%	(0.0)%	(0.0)%
Net income (loss)	2.5%	(12.1)%	0.9%	(8.4)%

Three Months Ended June 30, 2014 Compared with the Three Months Ended June 30, 2013

Sales. Sales for the three months ended June 30, 2014 were $426.5 million, a 7.1% increase over sales of $398.1 million for the three months ended June 30, 2013. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 3.5% in the second quarter of 2014 as compared to the second quarter of 2013. In the South Region, actual single-family starts increased 0.6% in the second quarter of 2014 as compared to the second quarter of 2013, and the number of single-family units under construction increased 13.1% over this same time period. We estimate sales increased 12.9% due to volume, reduced by lower market prices for commodity lumber products which were, on average, 8.8% lower during the second quarter of 2014 compared to the second quarter of 2013.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2014		2013
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$91.0	21.3%	$78.2	19.7%	16.4%
Windows & doors	90.8	21.3%	77.8	19.5%	16.8%
Lumber & lumber sheet goods	143.9	33.8%	149.2	37.5%	(3.6)%
Millwork	40.1	9.4%	35.2	8.8%	13.9%
Other building products & services	60.7	14.2%	57.7	14.5%	5.2%
Total sales	$426.5	100.0%	$398.1	100.0%	7.1%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The decrease in sales for lumber and lumber sheet goods is due to an 8.8% decrease in commodity prices in the second quarter of 2014 compared to the second quarter of 2013, which was partially offset by an increase in sales volume.

Gross Margin. Gross margin increased $11.6 million to $93.8 million. Our gross margin percentage increased to 22.0% in the second quarter of 2014 from 20.7% in the second quarter of 2013, a 1.3% increase. Our gross margin percentage increased primarily due to improved customer pricing versus the second quarter of 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $7.4 million, or 10.7%. Our salaries and benefits expense, excluding stock compensation expense, was $48.3 million, an increase of $4.3 million, or 9.8%, primarily due to an 11% increase in full-time equivalent employees. In addition, delivery expense increased $1.7 million and other general administrative expense increased $1.2 million, primarily due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses increased from 17.3% in the second quarter of 2013 to 17.9% in the second quarter of 2014. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.3%, delivery costs increased by 0.2% and other general administrative expense increased 0.2%. These increases were primarily due to the negative impact of commodity lumber price deflation on our sales.

Interest Expense, Net. Interest expense was $6.5 million in the second quarter of 2014, a decrease of $54.6 million from the second quarter of 2013. The decrease is primarily related to our refinancing in the second quarter of 2013, which included $4.2 million of interest expense on our then outstanding term loan, the write-off of $6.8 million in unamortized debt discount and $2.1 million of debt issuance costs, and a $39.5 million prepayment premium related to the early termination of the term loan.

Income Tax Expense. We recorded income tax expense of $0.2 million and $0.4 million during the three months ended June 30, 2014 and 2013, respectively. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $4.1 million during the three months ended June 30, 2014, and an increase of the after-tax, non-cash valuation allowance of $17.0 million during the three months ended June 30, 2013. Absent this valuation allowance, our effective tax rate would have been 39.5% and 34.6% in the second quarters of 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared with the Six Months Ended June 30, 2013

Sales. Sales for the six months ended June 30, 2014 were $772.5 million, a 7.6% increase over sales of $717.9 million for the six months ended June 30, 2013. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 1.2% in the first six months of 2014 as compared to the first six months of 2013. In the South Region, actual single-family starts decreased 0.1% in the first six months of 2014 as compared to the first six months of 2013, but the number of single-family units under construction increased 16.8% over this same time period. We estimate sales increased 11.7% due to volume, reduced by lower market prices for commodity lumber products which were, on average, 11.8% lower during the first six months of 2014 compared to the first six months of 2013.

The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2014		2013
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$161.5	20.9%	$139.0	19.4%	16.2%
Windows & doors	167.1	21.6%	141.4	19.7%	18.2%
Lumber & lumber sheet goods	259.5	33.6%	266.1	37.1%	(2.5)%
Millwork	73.6	9.5%	64.3	8.9%	14.5%
Other building products & services	110.8	14.4%	107.1	14.9%	3.5%
Total sales	$772.5	100.0%	$717.9	100.0%	7.6%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The decrease in sales for lumber and lumber sheet goods is due to an 11.8% decrease in commodity prices in the first six months of 2014 compared to the first six months of 2013, which was partially offset by an increase in sales volume.

Gross Margin. Gross margin increased $24.1 million to $168.7 million. Our gross margin percentage increased to 21.8% in the first six months of 2014 from 20.1% in the first six months of 2013, a 1.7% increase. Our gross margin percentage increased primarily due to improved customer pricing and lower volatility in commodity lumber prices in the first six months of 2014 compared to the first six months of 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $15.6 million, or 12.0%. Our salaries and benefits expense, excluding stock compensation expense, was $91.7 million, an increase of $10.1 million, or 12.3%, primarily due to a 12% increase in full-time equivalent employees. In addition, delivery expense increased $3.2 million and other general administrative expense increased $2.2 million, primarily due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses increased from 18.1% in the first six months of 2013 to 18.9% in the first six months of 2014. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.5%, delivery costs increased by 0.2% and other general administrative expense increased 0.2%. These increases were primarily due to the negative impact of commodity lumber price deflation on our sales during the first six months of 2014. In addition, adverse weather conditions impacted our sales and operational efficiency during the first quarter of 2014.

Interest Expense, Net. Interest expense was $15.3 million in the first six months of 2014, a decrease of $58.2 million from the first six months of 2013. The decrease is primarily related to our refinancing in the second quarter of 2013, which included $10.6 million of interest expense on our then outstanding term loan, the write-off of $6.8 million in unamortized debt discount and $2.1 million of debt issuance costs, and a $39.5 million prepayment premium related to the early termination of the term loan.

Income Tax Expense. We recorded income tax expense of $0.1 million and $0.7 million during the six months ended June 30, 2014 and 2013, respectively. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $3.0 million during the six months ended June 30, 2014, and an increase of the after-tax, non-cash valuation allowance of $21.4 million during the six months ended June 30, 2013. Absent this valuation allowance, our effective tax rate would have been 42.4% and 34.9% for the six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and fund capital expenditures. Our capital resources at June 30, 2014 consist of cash on hand and borrowing availability under our revolving credit facility.

Our 2013 facility is primarily used for working capital and general corporate purposes. Availability under the 2013 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of June 30, 2014 and December 31, 2013 (in millions):

	As of
	June 30, 2014	December 31, 2013
Accounts Receivable Availability	$120.7	$99.3
Inventory Availability	77.8	67.6
Other Receivables Availability	11.5	11.0
Gross Availability	210.0	177.9
Less:
Agent Reserves	(8.1)	(6.9)
Borrowing Base	201.9	171.0
Aggregate Revolving Commitments	175.0	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0	171.0
Less:
Outstanding Borrowings	—	—
Letters of Credit	(15.6)	(13.9)
Net Borrowing Availability on Revolving Facility	$159.4	$157.1
Plus:
Cash in Qualified Accounts	33.0	54.2
Excess Availability, as defined	$192.4	$211.3

As of June 30, 2014, we had no outstanding borrowings under our 2013 facility and our net borrowing availability was $159.4 million after being reduced by outstanding letters of credit of approximately $15.6 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1. At June 30, 2014, our excess availability was $192.4 million, including $159.4 million in net borrowing availability and $33.0 million in qualified cash. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2014.

Liquidity

Our liquidity at June 30, 2014 was $193.9 million, which includes $159.4 million in net borrowing availability under the 2013 facility and $34.5 million of cash on hand. We expect to end the year with (i) cash of approximately $45-$55 million and (ii) liquidity of approximately $205-$215 million.

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

Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. Our action plan, which consisted of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, raising additional capital when needed, and conserving cash allowed us to mitigate the effects of the difficult industry conditions. While we continue to focus on these areas, we also plan to prudently utilize our liquidity to support anticipated sales growth, primarily related to our working capital, delivery fleet and staffing levels. Also, we have and will likely continue to selectively pursue strategic acquisitions, which may impact our liquidity.

Consolidated Cash Flows

Cash flow from operating activities improved $86.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The change was primarily attributable to our refinancing in the second quarter of 2013 and our improved financial performance during the six months ended June 30, 2014. Cash interest payments were $14.1 million and $63.9 million for the six months ended June 30, 2014 and 2013, respectively. The $63.9 million in cash interest payments for the six months ended June 30, 2013 included a $39.5 million prepayment penalty related to the termination of our first-lien term loan due 2015 (“term loan”). In addition, our working capital increased $13.3 million during the six months ended June 30, 2014 compared to an increase in working capital of $46.3 million for the six months ended June 30, 2013. For the six months ended June 30, 2014 cash interest payments and the increase in working capital were offset by cash provided by operations.

Cash used in investing activities for the six months ended June 30, 2014 was $20.8 million compared to cash provided by investing activities of $9.1 million for the six months ended June 30, 2013. The change is primarily due to a $7.5 million increase in capital expenditures and $8.7 million of cash used for the acquisition of Slone during the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The remaining change was due to a decrease of $13.0 million in restricted cash related to the transfer of our outstanding letters of credit from the previous facility to our new letter of credit sub-facility, which eliminated our cash collateral requirement for outstanding letters of credit during the six months ended June 30, 2013.  The increase in capital expenditures during the six months ended June 30, 2014 primarily relates to the purchase of a facility in Greensboro, NC, improvements related to the relocation of two facilities, as well as purchasing machinery, equipment, and vehicles to support sales growth and to increase capacity at existing locations.

Cash used in financing activities decreased $29.1 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The change was primarily attributable to our refinancing in the second quarter of 2013. In the second quarter of 2013 we issued $350.0 million of 7.625% senior secured  notes due 2021 (“2021 notes”) and repaid our $225.0 million term loan and $139.7 million of our second priority senior secured floating rate notes due 2016 (“2016 notes”). The remaining change is primarily due to $14.3 million in payments of deferred loan costs related to our 2013 facility and 2021 notes. Cash used in financing activities for the six months ended June 30, 2014 primarily relates to the repurchase of our common stock related to restricted stock tendered in order to meet minimum withholding tax requirements for shares vested, which was mostly offset by cash received from the exercise of employee stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance is effective for annual reporting periods beginning after December 15, 2016. Accordingly, we will adopt this guidance beginning January 1, 2017.  Early adoption of this guidance is not permitted.  This guidance allows either full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our financial statements.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes would not be affected by an increase in market interest rates. Borrowings under the 2013 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At June 30, 2014, a 1.0% increase in interest rates would not result in any additional interest expense annually as we had no outstanding borrowings under the 2013 facility. The 2013 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

Our share price and, to a lesser extent, the historical volatility of our common stock are the primary factors in the changes to our fair value measurements related to our outstanding warrants. All other inputs being equal, an increase or decrease in our share price or volatility would result in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense. Based on the warrants outstanding and the historical volatility of our common stock as of June 30, 2014, a 10% change in our share price would result in approximately a $0.5 million change in our interest expense. Based on the warrants outstanding and our share price as of June 30, 2014, a 10% change in the historical volatility of our common stock would result in approximately a $0.1 million change in our interest expense.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2014, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the second quarter of fiscal year 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	3,562	$8.42	—	—
May 1, 2014 — May 31, 2014	—	—	—	—
June 1, 2014 — June 30, 2014	—	—	—	—
Total	3,562	$8.42	—	—

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

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

We have been advised that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen throughout 2013 and the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander Group in connection with the investment accounts was £23,200, whilst net profits were negligible relative to the overall profits of Banco Santander, S.A.

(b) None

Item 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of May 29, 2013, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.1

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 11, 2014)

10.2*	2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Unit Award Certificate
10.3*	2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 1, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

August 1, 2014

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

August 1, 2014