Form 10-Q
period 2014-09-30
Builders FirstSource, Inc.
filed 2014-11-05
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 3, 2014 was 98,145,028.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except per share amounts)
Sales	$434,907	$402,931	$1,207,359	$1,120,781
Cost of sales	337,260	310,437	940,998	883,708
Gross margin	97,647	92,494	266,361	237,073
Selling, general and administrative expenses	81,963	72,343	227,698	202,432
Facility closure costs	99	(197)	290	(86)
Income from operations	15,585	20,348	38,373	34,727
Interest expense, net	6,393	7,525	21,725	81,083
Income (loss) from continuing operations before income taxes	9,192	12,823	16,648	(46,356)
Income tax expense (benefit)	453	(129)	601	586
Income (loss) from continuing operations	8,739	12,952	16,047	(46,942)
Loss from discontinued operations (net of income tax expense of $0 in 2014 and 2013)	(235)	(158)	(318)	(278)
Net Income (loss)	$8,504	$12,794	$15,729	$(47,220)
Comprehensive Income (loss)	$8,504	$12,794	$15,729	$(47,220)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.09	$0.13	$0.16	$(0.49)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Income (loss)	$0.09	$0.13	$0.16	$(0.49)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.07	$0.13	$0.14	$(0.49)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net Income (loss)	$0.07	$0.13	$0.14	$(0.49)
Weighted average common shares:
Basic	98,104	97,229	98,010	96,314
Diluted	100,360	99,765	100,628	96,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$67,770	$54,696
Accounts receivable, less allowance of $3,103 and $3,605 at September 30, 2014 and December 31, 2013, respectively	170,824	143,036
Inventories	134,192	123,636
Other current assets	23,552	9,793
Total current assets	396,338	331,161
Property, plant and equipment, net	62,390	49,392
Goodwill	122,033	111,193
Intangible assets, net	8,772	827
Other assets, net	19,812	23,266
Total assets	$609,345	$515,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$97,231	$81,046
Accrued liabilities	76,439	45,310
Current maturities of long-term debt	30,072	67
Total current liabilities	203,742	126,423
Long-term debt, net of current maturities	353,849	353,904
Other long-term liabilities	16,518	20,144
Total liabilities	574,109	500,471
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 98,133 and 97,905 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	981	973
Additional paid-in capital	377,549	373,418
Accumulated deficit	(343,294)	(359,023)
Total stockholders' equity	35,236	15,368
Total liabilities and stockholders' equity	$609,345	$515,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$15,729	$(47,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,413	7,341
Amortization and write-off of deferred loan costs	1,816	3,450
Amortization and write-off of debt discount	-	7,794
Fair value adjustment of stock warrants	(1,321)	558
Deferred income taxes	361	875
Bad debt expense	(364)	866
Net non-cash income from discontinued operations	-	(195)
Stock compensation expense	3,910	3,285
Net gain on sale of assets	(119)	(167)
Changes in assets and liabilities:
Receivables	(21,651)	(47,510)
Inventories	(6,595)	(16,292)
Other current assets	(4,382)	(2,028)
Other assets and liabilities	(490)	(973)
Accounts payable	16,185	11,470
Accrued liabilities	21,004	22,574
Net cash provided by (used in) operating activities	30,496	(56,172)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,522)	(9,392)
Proceeds from sale of property, plant and equipment	120	1,674
Cash used for acquisitions, net	(33,165)	-
Decrease in restricted cash	-	13,030
Net cash provided by (used in) investing activities	(47,567)	5,312
Cash flows from financing activities:
Borrowings under revolving credit facility	30,000	30,000
Payments under revolving credit facility	-	(30,000)
Proceeds from issuance of long term debt	-	350,000
Payments of long-term debt and other loans	(50)	(364,763)
Deferred loan costs	(34)	(15,539)
Payment of recapitalization costs	-	(37)
Exercise of stock options	1,535	1,159
Repurchase of common stock	(1,306)	(1,036)
Net cash provided by (used in) financing activities	30,145	(30,216)
Net change in cash and cash equivalents	13,074	(81,076)
Cash and cash equivalents at beginning of period	54,696	131,432
Cash and cash equivalents at end of period	$67,770	$50,356

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 27,000 restricted stock shares included in our basic EPS calculation for the three and nine months ended September 30, 2014, as we generated net income. There were 0.6 million restricted stock shares included in our basic EPS calculation for the three months ended September 30, 2013, as we generated net income. There were 0.6 million restricted stock shares excluded from the computation of basic EPS for the nine months ended September 30, 2013, because we generated a net loss.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 6.3 million options, 0.7 million warrants and 1.9 million restricted stock units (“RSUs”) for the three and nine months ended September 30, 2014 and 5.1 million options and 1.4 million warrants for the three months ended September 30, 2013. In addition, $1.3 million of income due to fair value adjustments related to the warrants was excluded from net income in the computation of diluted EPS for both the three and nine months ended September 30, 2014. $0.2 million of income due to fair value adjustments on the warrants was excluded from net income in the computation of diluted EPS for the three months ended September 30, 2013. Options to purchase 5.1 million shares of common stock were not included in the computations of diluted EPS for the nine months ended September 30, 2013 because their effect was anti-dilutive. Warrants to purchase 1.4 million shares of common stock were not included in the computation of diluted EPS for the nine months ended September 30, 2013 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares for basic EPS	98,104	97,229	98,010	96,314
Dilutive effect of options, warrants, and RSUs	2,256	2,536	2,618	—
Weighted average shares for diluted EPS	100,360	99,765	100,628	96,314

3. Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
2021 notes	$350,000	$350,000
2013 facility	30,000	−
Other long-term debt	3,921	3,971
	383,921	353,971
Less: current portion of long-term debt	30,072	67
Long-term debt, net of current maturities	$353,849	$353,904

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

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30 (in thousands):

Derivative Not Designated as Hedging Instrument		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Income	2014	2013	2014	2013
Warrants	Interest expense, net	$1,340	$197	$1,321	$(558)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of September 30, 2014	Fair Value Measurement as of September 30, 2014	Carrying Value As of December 31, 2013	Fair Value Measurement as of December 31, 2013
Warrants (included in Other long-term liabilities)	$2,509	$2,509	$3,830	$3,830

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at September 30, 2014 was approximately $358.8 million and was determined using Level 2 inputs based on market prices.

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

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. The maximum number of common shares reserved for the grant of awards under the 2014 Plan is 5.0 million, subject to adjustment as provided by the 2014 Plan. All 5.0 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a four year period. As of September 30, 2014, 3.7 million shares were available for issuance under the 2014 Plan.

Restricted Stock Units Grant

On June 16, 2014, our board of directors granted 1,303,000 RSUs to employees under our 2014 Incentive Plan and 513,000 RSUs to employees under our 2007 Incentive Plan. All of the awards vest at 25% per year and vesting will coincide with the vesting of the stock options granted on February 11, 2014 over the next four years. The grant date fair value for the restricted stock units was $7.52 per share, which was the closing stock price on the grant date.

5. Income Taxes

In accordance with the Income Taxes topic of the Codification, we evaluate our deferred tax assets quarterly to determine if a valuation allowance is required. The Income Taxes topic requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence. During the three and nine months ended September 30, 2014, we recorded net reductions to the valuation allowance of $3.3 million and $6.3 million against our net deferred tax assets as we generated net income during these periods. During the three months ended September 30, 2013 we recorded a net reduction to the valuation allowance of $3.4 million against our net deferred tax assets as we generated net income during this period. During the nine months ended September 30, 2013, we recorded an increase to the valuation allowance of $17.9 million against the net deferred tax assets generated from the net operating loss from continuing operations.

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

Sales by product category for the three and nine month periods ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Prefabricated components	$90,224	$82,955	$251,736	$221,981
Windows & doors	97,744	84,436	264,862	225,831
Lumber & lumber sheet goods	141,646	137,514	401,088	403,593
Millwork	42,659	37,434	116,200	101,672
Other building products & services	62,634	60,592	173,473	167,704
Sales	$434,907	$402,931	$1,207,359	$1,120,781

8. Acquisitions

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

On August 6, 2014 the Company acquired certain assets and the operations of Truss Rite, LLC (“Truss Rite”) for cash consideration of $14.7 million (including certain adjustments). Based in Sherman, Texas Truss Rite primarily manufactures wood roof and floor trusses for large multifamily and commercial projects throughout Texas and parts of Oklahoma. Truss Rite predominately serves developers and general contractors in the multifamily residential housing sector.

These transactions were accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from their respective acquisition dates. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The allocations shown in the table below are preliminary and are subject to adjustment. Pro forma results of operations are not presented as these acquisitions are not material individually or in the aggregate.

We incurred $0.2 million in acquisition related costs during the three and nine months ended September 30, 2014. These costs include due diligence costs and transaction costs to complete the acquisitions, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2014.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition dates for Slone, West Orange, and Truss Rite (in thousands):

Accounts Receivable	$5,774
Inventory	3,961
Property, plant and equipment	4,407
Other intangible assets (Note 10)	8,426
Other assets	15
Goodwill (Note 9)	10,840
Current liabilities	(258)
Total net assets acquired	$33,165

9. Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company in 2014 (in thousands):

2014
Balance as of January 1,
Goodwill	$155,829
Accumulated impairment losses	(44,636)
111,193
Acquisitions and other purchase price adjustments	10,840
Balance as of September 30,
Goodwill	$166,669
Accumulated impairment losses	(44,636)
$122,033

In 2014 the change in the carrying amount of goodwill is attributable to our acquisitions of Slone, West Orange, and Truss Rite. There were no changes to the carrying amount of goodwill in 2013. The amount allocated to goodwill is attributable to the assembled workforce of the acquired companies as well as the synergies expected to arise as a result of these acquisitions. All of the goodwill recognized from these acquisitions is expected to be deductible for tax purposes. The goodwill recognized from these acquisitions will be amortized ratably over a 15 year period for tax purposes.

10. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$10,616	$(2,932)	$3,334	$(2,507)
Non-compete agreements	284	(23)	−	−
Trade names	860	(33)	−	−
Total intangible assets	$11,760	$(2,988)	$3,334	$(2,507)

In connection with the acquisitions of Slone, West Orange, and Truss Rite, we recorded intangible assets of $8.4 million, which includes $0.9 million of trade names, $0.3 million of non-compete agreements and $7.2 million of customer relationships. The weighted average useful lives of the acquired assets are 5.0 years for trade names and non-compete agreements, and 10.6 years for customer relationships.

During the three and nine months ended September 30, 2014 we recorded amortization expense in relation to the above-listed intangible assets of $0.3 million and $0.5 million, respectively. During the three and nine months ended September 30, 2013 we recorded amortization expense of $0.1 million and $0.3 million, respectively.  The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2014 (from October 1, 2014)	$348
2015	1,329
2016	1,210
2017	1,042
2018	1,042

11. Recent Accounting Pronouncements

In August 2014, the FASB issued an update to the existing guidance under the Presentation of Financial Statements topic of the Codification. This update requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. This new guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted, but not required. We are currently evaluating the impact of this guidance on our financial statements.

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance is effective for annual reporting periods beginning after December 15, 2016. Accordingly, we will adopt this guidance beginning January 1, 2017.  Early adoption of this guidance is not permitted.  This guidance allows either full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our financial statements.

In April 2014, the FASB issued an update to the existing guidance under the Presentation of Financial Statements and Property, Plant, and Equipment topics of the Codification. This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the previous guidance any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be presented as a discontinued operation. This update is effective for fiscal years, and interim periods beginning after December 15, 2014. Early adoption is permitted, but not required. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not currently expect that the adoption of this update will have an impact on our financial statements

12. Subsequent Event

On October 1, 2014 the Company acquired certain assets and the operations of Trim Tech of Austin, Inc. (“Trim Tech”) using cash on hand of $19.4 million (including certain adjustments). Trim Tech is based in Hutto, Texas, which is approximately 30 miles north of downtown Austin. Trim Tech is a turn-key supplier of custom cabinets, interior and exterior doors, stair parts, and custom millwork and molding.

This transaction will be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The accounting for this acquisition has not been completed at the date of this filing given the proximity to the acquisition date.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 646,000 as of September 30, 2014. However, single-family housing starts remain well below the historical average (from 1959 through 2013) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters expect to see continued improvement in housing demand over the next few years.

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

RECENT DEVELOPMENTS

Acquisitions

On June 30, 2014, the Company acquired certain assets and the operations of Slone Lumber Company, Inc. (“Slone”) for cash consideration of $8.7 million. Based in Houston, Texas, Slone is a full-line building materials supplier. Slone’s product offerings include lumber, engineered beams, interior and exterior door units, moulding, trim, and cabinets. Slone also offers installation services on exterior doors, shutters, and cabinets.

On July 31, 2014, the Company acquired certain assets and the operations of West Orange Lumber Company, Inc. (“West Orange”) for cash consideration of $9.8 million. Based in Groveland, Florida, West Orange supplies lumber, roof and floor trusses, custom windows and doors, as well as installation services, to both residential homebuilders and commercial contractors in the Central Florida region.

On August 6, 2014, the Company acquired certain assets and the operations of Truss Rite, LLC (“Truss Rite”) for cash consideration of $14.7 million. Based in Sherman, Texas, Truss Rite primarily manufactures wood roof and floor trusses for large multifamily and commercial projects throughout Texas and parts of Oklahoma. Truss Rite predominately serves developers and general contractors in the multifamily residential housing sector.

On October 1, 2014, the Company acquired certain assets and the operations of Trim Tech of Austin, Inc. (“Trim Tech”) using cash on hand of $19.4 million. Trim Tech is based in Hutto, Texas, which is approximately 30 miles north of downtown Austin. Trim Tech is a turn-key supplier of custom cabinets, interior and exterior doors, stair parts, and custom millwork and molding.

These transactions were accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from their respective acquisition dates. The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

2013 Facility Borrowing

On July 31, 2014, we borrowed $30.0 million under our $175.0 million senior secured revolving credit facility (“2013 facility”) at an interest rate of 1.98%.  Amounts borrowed under our 2013 facility will be used to fund working capital needs and potential future acquisitions.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement since 2011. For the third quarter of 2014, actual U.S. single-family housing starts were 176,700, a 7.2% increase compared to the third quarter of 2013. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, were 91,700 in the third quarter of 2014, a 10.5% increase from the third quarter of 2013. Single-family units under construction in the South Region increased 10.3% during the third quarter of 2014 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, and a slow economic recovery, among other factors, has delayed a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 640,000 U.S. single-family housing starts for 2014, which is up approximately 3.0% from 2013, but still well below historical averages.

Our sales for the third quarter of 2014 were up 7.9% over the same period last year. We estimate sales increased 2.6% due to recent acquisitions and 6.6% due to increased same store sales volume, which was partially offset by a 1.3% decrease due to the impact of commodity price deflation on sales. We believe our broad offering of products and services will allow us to continue to gain market share and expand our customer base. Our gross margin percentage decreased by 0.5% during the third quarter of 2014 compared to the third quarter of 2013, primarily due to more favorable trends in market prices for commodity lumber and lumber sheet good products in the third quarter of 2013. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. However, our selling, general and administrative expenses, as a percentage of sales, were 18.8% in the third quarter of 2014, a 0.8% increase from 18.0% in the third quarter of 2013 primarily due to incremental group health expense and non-cash stock compensation expense combined with the negative impact of commodity price deflation on our sales in the third quarter of 2014.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to continue to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2014 and 2013, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.5%	77.0%	77.9%	78.8%
Gross margin	22.5%	23.0%	22.1%	21.2%
Selling, general and administrative expenses	18.8%	18.0%	18.9%	18.1%
Facility closure costs	0.0%	0.0%	0.0%	0.0%
Income from operations	3.7%	5.0%	3.2%	3.1%
Interest expense, net	1.5%	1.8%	1.8%	7.2%
Income tax expense (benefit)	0.1%	(0.0)%	0.1%	0.1%
Income (loss) from continuing operations	2.1%	3.2%	1.3%	(4.2)%
Loss from discontinued operations, net of tax	(0.1)%	(0.0)%	(0.0)%	(0.0)%
Net income (loss)	2.0%	3.2%	1.3%	(4.2)%

Three Months Ended September 30, 2014 Compared with the Three Months Ended September 30, 2013

Sales. Sales for the three months ended September 30, 2014 were $434.9 million, a 7.9% increase over sales of $402.9 million for the three months ended September 30, 2013. On a same-store basis our sales increased by 5.3% in the third quarter of 2014 when compared to the third quarter of 2013. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 7.2% in the third quarter of 2014 as compared to the third quarter of 2013. In the South Region, actual single-family starts increased 10.5% in the third quarter of 2014 as compared to the third quarter of 2013, and the number of single-family units under construction increased 10.3% over this same time period. We estimate sales increased 2.6% due to recent acquisitions and 6.6% due to increased same store sales volume, which was partially offset by a 1.3% decrease due to the impact of commodity price deflation on sales.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$90.2	20.7%	$83.0	20.6%	8.8%
Windows & doors	97.7	22.5%	84.4	21.0%	15.8%
Lumber & lumber sheet goods	141.7	32.6%	137.5	34.1%	3.0%
Millwork	42.7	9.8%	37.4	9.3%	14.0%
Other building products & services	62.6	14.4%	60.6	15.0%	3.4%
Total sales	$434.9	100.0%	$402.9	100.0%	7.9%

Increased sales were achieved across all product categories primarily due to increased volume. However, the impact of commodity price deflation during the third quarter of 2014 resulted in reduced sales growth for lumber and lumber sheet goods compared to our other product categories.

Gross Margin. Gross margin increased $5.2 million to $97.6 million. However, our gross margin percentage decreased to 22.5% in the third quarter of 2014 from 23.0% in the third quarter of 2013, a 0.5% decrease. Our gross margin percentage decreased primarily due to more favorable trends in market prices for commodity lumber and lumber sheet good products in the third quarter of 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $9.6 million, or 13.3%. Our salaries and benefits expense, excluding stock compensation expense, was $51.1 million, an increase of $4.6 million, or 10.0%. The increase in salaries and benefits expense primarily relates to a 9% increase in full-time equivalent employees and an increase in group health insurance due to an increase in plan participants and higher claims. Stock compensation expense increased $1.0 million due to new stock option and restricted stock unit grants in 2014. In addition, delivery expense increased $1.9 million and other general administrative expense increased $1.0 million, primarily due to increased sales volume. Occupancy expense increased $0.9 million primarily due to acquisitions and expansions at existing facilities.

As a percentage of sales, selling, general and administrative expenses increased from 18.0% in the third quarter of 2013 to 18.8% in the third quarter of 2014. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.2%, stock compensation expense increased 0.2%, delivery costs increased by 0.2%, other general administrative expense increased 0.1%, and occupancy expense increased 0.1%. These increases were primarily due to the factors discussed above, combined with the negative impact of commodity lumber price deflation on our sales.

Interest Expense, Net. Interest expense was $6.4 million in the third quarter of 2014, a decrease of $1.1 million from the third quarter of 2013. The decrease is primarily related to a $1.1 million, non-cash, reduction in the fair value of our outstanding stock warrants.

Income Tax Expense. We recorded income tax expense of $0.5 million in the third quarter of 2014 compared to an income tax benefit of $0.1 million in the third quarter of 2013. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $3.3 million and $3.4 million in the third quarters of 2014 and 2013, respectively. Absent the valuation allowance, our effective tax rate inclusive of discrete items would have been 40.7% and 25.8% in the third quarters of 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 Compared with the Nine Months Ended September 30, 2013

Sales. Sales for the nine months ended September 30, 2014 were $1,207.4 million, a 7.7% increase over sales of $1,120.8 million for the nine months ended September 30, 2013. On a same-store basis our sales grew 6.8% in the first nine months of 2014 compared to the first nine months of 2013. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 3.8% in the first nine months of 2014 as compared to the first nine months of 2013. In the South Region, actual single-family starts increased 4.0% in the first nine months of 2014 as compared to the first nine months of 2013, and the number of single-family units under construction increased 14.5% over this same time period. We estimate sales increased 0.9% due to acquisitions and 9.9% due to volume, reduced by lower market prices for commodity lumber products which were, on average, 6.0% lower during the first nine months of 2014 compared to the first nine months of 2013.

The following table shows sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$251.7	20.9%	$222.0	19.8%	13.4%
Windows & doors	264.9	21.9%	225.8	20.1%	17.3%
Lumber & lumber sheet goods	401.1	33.2%	403.6	36.0%	(0.6)%
Millwork	116.2	9.6%	101.7	9.1%	14.3%
Other building products & services	173.5	14.4%	167.7	15.0%	3.4%
Total sales	$1,207.4	100.0%	$1,120.8	100.0%	7.7%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The decrease in sales for lumber and lumber sheet goods is due to a 6.0% decrease in commodity prices in the first nine months of 2014 compared to the first nine months of 2013, which was mostly offset by an increase in sales volume.

Gross Margin. Gross margin increased $29.3 million to $266.4 million. Our gross margin percentage increased to 22.1% in the first nine months of 2014 from 21.2% in the first nine months of 2013, a 0.9% increase. Our gross margin percentage increased primarily due to improved customer pricing and lower volatility in commodity lumber prices in the first nine months of 2014 compared to the first nine months of 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $25.3 million, or 12.5%. Our salaries and benefits expense, excluding stock compensation expense, was $142.8 million, an increase of $14.7 million, or 11.5%, primarily due to an 11% increase in full-time equivalent employees. In addition, delivery expense increased $5.2 million and other general administrative expense increased $3.2 million, primarily due to increased sales volume. Occupancy expense increased $2.2 million primarily due to acquisitions and expansions at existing facilities.

As a percentage of sales, selling, general and administrative expenses increased from 18.1% in the first nine months of 2013 to 18.9% in the first nine months of 2014. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.4%, delivery costs increased by 0.2%, other general administrative expense increased by 0.1% and occupancy expense increased 0.1%. These increases were primarily due to the negative impact of commodity lumber price deflation on our sales during the first nine months of 2014. In addition, adverse weather conditions impacted our sales and operational efficiency during the first quarter of 2014.

Interest Expense, Net. Interest expense was $21.7 million in the first nine months of 2014, a decrease of $59.4 million from the first nine months of 2013. The decrease is primarily related to our refinancing in the second quarter of 2013, which included $10.6 million of interest expense on our then outstanding term loan, the write-off of $6.8 million in unamortized debt discount and $2.1 million of debt issuance costs, and a $39.5 million prepayment premium related to the early termination of the term loan.

Income Tax Expense. We recorded income tax expense of $0.6 million and $0.6 million during the nine months ended September 30, 2014 and 2013, respectively. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $6.3 million during the nine months ended September 30, 2014, and an increase of the after-tax, non-cash valuation allowance of $17.9 million during the nine months ended September 30, 2013. Absent the valuation allowance, our effective tax rate inclusive of discrete items would have been 41.4% and 37.4% for the nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at September 30, 2014 consist of cash on hand and borrowing availability under our revolving credit facility.

Our 2013 facility is primarily used for working capital, general corporate purposes, and to fund acquisitions. Availability under the 2013 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of September 30, 2014 and December 31, 2013 (in millions):

	As of
	September 30, 2014	December 31, 2013
Accounts Receivable Availability	$122.4	$99.3
Inventory Availability	75.0	67.6
Other Receivables Availability	11.4	11.0
Gross Availability	208.8	177.9
Less:
Agent Reserves	(9.0)	(6.9)
Borrowing Base	199.8	171.0
Aggregate Revolving Commitments	175.0	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0	171.0
Less:
Outstanding Borrowings	(30.0)	—
Letters of Credit	(15.6)	(13.9)
Net Borrowing Availability on Revolving Facility	$129.4	$157.1
Plus:
Cash in Qualified Accounts	66.3	54.2
Excess Availability, as defined	$195.7	$211.3

As of September 30, 2014, we had $30.0 million in outstanding borrowings under our 2013 facility and our net borrowing availability was $129.4 million after being reduced by outstanding letters of credit of approximately $15.6 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1. At September 30, 2014, our excess availability was $195.7 million, including $129.4 million in net borrowing availability and $66.3 million in qualified cash. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2014.

Liquidity

Our liquidity at September 30, 2014 was $197.2 million, which includes $129.4 million in net borrowing availability under the 2013 facility and $67.8 million of cash on hand. We expect to end the year with (i) cash of approximately $40-$50 million and (ii) liquidity of approximately $170-$180 million. Future acquisitions or additional borrowings or repayments under our 2013 facility could cause expected cash balances and liquidity at year-end to differ from this forecast.

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

Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. Our action plan, which consisted of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, raising additional capital when needed and conserving cash allowed us to mitigate the effects of the difficult industry conditions. While we continue to focus on these areas, we also plan to prudently utilize our liquidity to support anticipated sales growth, primarily related to our working capital, production and delivery capacity, and staffing levels. Also, we have and will likely continue to selectively pursue strategic acquisitions, which may impact our liquidity.

Consolidated Cash Flows

Cash flow from operating activities improved $86.7 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The change was primarily attributable to our refinancing in the second quarter of 2013 and our improved financial performance during the nine months ended September 30, 2014. Cash interest payments were $14.5 million and $64.3 million for the nine months ended September 30, 2014 and 2013, respectively. The $64.3 million in cash interest payments for the nine months ended September 30, 2013 included a $39.5 million prepayment penalty related to the termination of our first-lien term loan due 2015 (“term loan”). In addition, our working capital decreased $4.6 million during the nine months ended September 30, 2014 compared to an increase in working capital of $31.8 million for the nine months ended September 30, 2013.

Cash used in investing activities for the nine months ended September 30, 2014 was $47.6 million compared to cash provided by investing activities of $5.3 million for the nine months ended September 30, 2013. The change is primarily due to $33.2 million in cash used for acquisitions and a $5.1 million increase in capital expenditures during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The remaining change is primarily due to a decrease of $13.0 million in restricted cash related to the transfer of our outstanding letters of credit from the previous facility to our new letter of credit sub-facility, which eliminated our cash collateral requirement for outstanding letters of credit during the nine months ended September 30, 2013. The increase in capital expenditures during the nine months ended September 30, 2014 primarily relates to the purchase of a facility in Greensboro, NC, improvements related to the relocation of two facilities, as well as purchasing machinery and equipment to support sales growth and to increase capacity at existing locations.

Cash provided by financing activities for the nine months ended September 30, 2014 was $30.1 million compared to cash used in financing activities of $30.2 million for the nine months ended September 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2014 primarily relates to our $30.0 million borrowing under the 2013 facility. Cash used in financing activities for the nine months ended September 30, 2013 primarily relates to our refinancing in the second quarter of 2013. In the second quarter of 2013 we issued $350.0 million of 7.625% senior secured  notes due 2021 (“2021 notes”) and repaid our $225.0 million term loan and $139.7 million of our second priority senior secured floating rate notes due 2016 (“2016 notes”). The remaining change is primarily due to $15.5 million in payments of deferred loan costs related to our 2013 facility and 2021 notes.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Presentation of Financial Statements topic of the Accounting Standards Codification (“Codification”). This update requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. This new guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted, but not required. We are currently evaluating the impact of this guidance on our financial statements.

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance is effective for annual reporting periods beginning after December 15, 2016. Accordingly, we will adopt this guidance beginning January 1, 2017.  Early adoption of this guidance is not permitted.  This guidance allows either full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our financial statements.

In April 2014, the FASB issued an update to the existing guidance under the Presentation of Financial Statements and Property, Plant, and Equipment topics of the Codification. This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the previous guidance any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be presented as a discontinued operation. This update is effective for fiscal years, and interim periods beginning after December 15, 2014. Early adoption is permitted, but not required. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not currently expect that the adoption of this update will have an impact on our financial statements.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes would not be affected by an increase in market interest rates. Borrowings under the 2013 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At September 30, 2014, a 1.0% increase in interest rates would result in approximately $0.3 million in additional interest expense annually as we had $30.0 million in outstanding borrowings under the 2013 facility. The 2013 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

Our share price and, to a lesser extent, the historical volatility of our common stock are the primary factors in the changes to our fair value measurements related to our outstanding warrants. All other inputs being equal, an increase or decrease in our share price or volatility would result in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense. Based on the warrants outstanding and the historical volatility of our common stock as of September 30, 2014, a 10% increase or decrease in our share price would result in approximately a $0.4 million increase or a $0.3 million decrease in our interest expense. Based on the warrants outstanding and our share price as of September 30, 2014, a 10% change in the historical volatility of our common stock would result in approximately a $0.1 million change in our interest expense.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2014, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”).  EIG and SAMIH may therefore be deemed to be under common “control” with us.  However, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and their non-U.S. affiliates that may be deemed to be under common “control” with us.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH or EIG, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure, nor do we or WP undertake any obligation to correct or update it.

As to EIG:

We understand that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that: “on or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG or its affiliates discovered that Seyed Mahmoud Mohaddes (“Mohaddes”) was named as the account contact for a subscriber account (the “Subscriber Account”).  Previously, on July 2, 2013, before Mohaddes had been designated as a SDN, the billing information for the Subscriber Account was updated to include Mohaddes.  On September 16, 2013, the Office of Foreign Assets Control (“OFAC”) designated Mohaddes as a Specially Designated National (“SDN”), pursuant to 31 C.F.R. Part 560.304.  EIG discovered Mohaddes when its routine compliance scan identified an attempt on or around September 26, 2014 to add Mohaddes, an SDN, as the account contact to the Subscriber Account.  EIG blocked the Subscriber Account that day and reported the domain name registered to the Subscriber Account to OFAC as potentially the property of a SDN, subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services.  EIG ceased billing for the Subscriber Account.  To date, EIG has not received any correspondence from OFAC regarding this matter.

On July 10, 2014, OFAC designated each of Stars Group Holding (“Stars”) and Teleserve Plus SAL (“Teleserve”) as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594.  On July 15, 2014, as part of EIG’s compliance review processes, they discovered that the domain names associated with each of Stars and Teleserve (the “Stars/Teleserve Domain Names”) were registered through our platform.  EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and they promptly reported the Domain Names as potentially blocked property to OFAC.  EIG did not generate any revenue from the Stars/Teleserve Domain Names since they were added to the SDN list on July 10, 2014.  To date, EIG has not received any correspondence from OFAC regarding the matter.

On July 15, 2014 during a compliance scan of all domain names on one of its platforms, EIG identified the domain name Kahanetzadak.com (the “Domain Name”), which was listed as an AKA of the entity Kahane Chai, which operates as the American Friends of the United Yeshiva and was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224.  Since the Domain Name was transferred into one of EIG’s reseller's customer's account, there was no direct financial transaction between EIG and the registered owner of the Domain Name.  The Domain Name was suspended upon discovering it on their platform, and EIG will be reporting the Domain Name to OFAC as potentially the property of a SDN.

As to SAMIH:

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that an Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage and two investment accounts with Santander Asset Management UK Limited. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2014, total revenue in connection with the mortgage was approximately £1,800 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  In the nine months ended September 30, 2014, the total revenue for the Santander Group in connection with the investment accounts was £190 and net profits were negligible relative to the overall profits of Banco Santander, S.A.

In addition, during the third quarter 2014, Santander U.K. identified two additional customers: a U.K. national designated by the U.S. under the NPWMD sanctions program who holds a business account where no transactions have taken place.  Such account is in the process of being closed.  No revenue or profit has been generated.   A second U.K. national designated by the U.S. for reasons of terrorism held  a personal current account and a personal credit card account in the third quarter 2014, both of which have now been closed. Although transactions have taken place on the current account during the reportable period, revenue and profits generated were negligible.   No transactions have taken place on the credit card.

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

10.1*	2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Director Restricted Stock Unit Award Certificate
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 5, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

November 5, 2014

/s/ M. CHAD CROW
M. Chad Crow
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

November 5, 2014