Form 10-K
period 2014-12-31
Builders FirstSource, Inc.
filed 2015-03-03
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $357.6 million based on the closing price per share on that date of $7.48 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 27, 2015 was 98,225,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 27, 2015 are incorporated by reference into Part II and Part III of this Form 10-K.

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

OVERVIEW

Builders FirstSource, Inc. is a leading supplier and manufacturer of structural and related building products for residential new construction. We have operations principally in the southern and eastern United States with 56 distribution centers and 55 manufacturing facilities, many of which are located on the same premises as our distribution centers. In this annual report, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998, as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential new construction building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only eight non-specialty building product suppliers in the Pro Segment that generated more than $500 million in sales according to ProSales magazine’s 2013 ProSales 100 list. On this list, we were the third largest building product supplier.

Our industry is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, employment levels, supply and demand for housing stock, availability of credit, foreclosure rates, consumer confidence and the economy in general. The homebuilding industry experienced a significant downturn which began in 2006. During the downturn, many homebuilders significantly decreased their housing starts because of lower demand and a surplus of both existing and new home inventory. The weakness in the homebuilding industry resulted in a significant reduction in demand for our products and services. Beginning in late 2011, the industry began to stabilize and housing activity has strengthened over the past three years. According to the National Association of Homebuilders (“NAHB”), the single-family residential construction market was an estimated $191.4 billion in 2014, which was 12.1% higher than 2013, though still down significantly from the historical high of $413.2 billion in 2006.

Beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. This disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, which is slowing a recovery in our industry. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely continue to recover to levels consistent with the historical average of the past fifty years. These trends include relatively low interest rates, the aging of housing stock, and population growth due to immigration and birthrate exceeding death rate. U.S. single-family housing starts increased 4.8% in 2014 compared to 2013. The NAHB is predicting that U.S. single-family housing starts will increase to approximately 803,500 in 2015, which would represent a 24.2% increase from 2014 actual NAHB U.S. single-family housing starts of 646,800.

OUR CUSTOMERS

We serve a broad customer base ranging from production homebuilders to small custom homebuilders. We believe we have a diverse geographic footprint as we serve 34 markets in 9 states. Based on 2014 U.S. Census data, we have operations in 18 of the top 50 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2014. In addition, approximately 47% of U.S. housing permits in 2014 were issued in states in which we operate.

Our customer mix is a balance of large national homebuilders, regional homebuilders, and local builders. Our customer base is highly diversified. For the year ended December 31, 2014, our top 10 customers accounted for approximately 25.1% of sales, and no single customer accounted for more than 8% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, Inc., D.R. Horton, Inc., Hovnanian Enterprises, Inc., Standard Pacific Corporation., and The Ryland Group, Inc.

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

Our primary focus has been, and continues to be, on single-family residential new construction. However, we have recently acquired companies with multi-family manufacturing capabilities to further diversify our customer base. We will continue to identify opportunities for profitable growth in the multi-family and light commercial markets.

OUR PRODUCTS AND SERVICES

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We provide a wide variety of building products and services directly to homebuilder customers. We also manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. In addition to our comprehensive offering of products that includes approximately 73,000 stock keeping units (“SKUs”), we also provide a full range of construction services. We believe our broad product and service offering, combined with our scale and experienced sales force, has driven market share gains with both large and small homebuilders.

We group our building products and services into five product categories: prefabricated components, windows & doors, lumber & lumber sheet goods, millwork, and other building products & services. For the year ended December 31, 2014, our combined sales of prefabricated components, windows & doors and millwork product categories represented 52.8% of total sales. Each of these categories includes both manufactured and distributed products. Products in these categories typically carry a higher margin and provide us with opportunities to cross-sell other products and services, thereby increasing customer penetration. As we continue to emphasize higher margin product lines, we expect these categories to increasingly contribute to our sales and overall profitability. Sales by product category for the years ended December 31, 2014, 2013 and 2012 can be found under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K.

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

Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. In 2014, this product line was 32.6% of our total sales, a 2.8% decrease from 2013. We expect the lumber & lumber sheet goods business to remain a stable revenue source in the future.

Millwork.  Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance such as periodic caulking and painting.

Other Building Products & Services. Other building products & services consist of various products, including hardware, composite materials, roofing and insulation. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products reduces overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products in order to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess. We will continue to pursue profitable business in this category.

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

OUR STRATEGY

Our long-term strategy is to leverage our competitive strengths to grow sales, earnings, and cash flow and remain a preferred supplier to the homebuilding industry. We modified our strategy in response to the extended downturn that affected our industry. During that time, our goal was to maximize financial performance without impairing our ability to compete and create long term value. We implemented that strategy through generating new business, controlling costs, diligently managing working capital, improving operating efficiencies, and most importantly conserving cash. While we continue to focus on these areas, we also plan to prudently utilize our improved liquidity to support anticipated sales growth as the housing industry recovers. As the housing industry and our sales improve, we believe our operating leverage will also enhance our financial results.

We intend to build on our strong market positions and increase our sales and profits by pursuing the following strategies:

Utilize our strengths to capitalize on housing market recovery and growth. We intend to utilize our leading market positions and integrated product and service offerings to capitalize on the housing market recovery and to capture additional market share. The NAHB forecasts that U.S. single-family housing starts will grow by 24.2% and 36.9% in 2015 and 2016, respectively. We believe that our scale, local-market presence and our customers’ desire to seek strategic relationships with a limited number of full-line suppliers position us to increase our market share and benefit from the expected continuing recovery in new home construction.

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

Optimize cash flow with highly scalable cost structure. Through the downturn we focused on standardizing processes and technology-based workflows to maximize operational efficiencies, reduce costs and enhance working capital efficiency. Our focus on cost controls, working capital and operating improvements proved to be valuable during the downturn and will be an integral part of our strategy going forward. Industry forecasters are predicting that single family housing starts will show continued improvements in 2015, which could require us to increase our operating expenses, headcount and working capital in order to support the additional demand. We will work to minimize these increases to ensure that we prudently adjust our variable costs with the change in sales volumes, and will remain extremely focused on expenses and working capital. Our cost structure is scalable, and we expect these efficiencies will drive enhanced profit margins and cash flow conversion as we grow with improving market conditions.

Continue to leverage our strategic vendor relationships. We strive to continually enhance our role as a preferred channel partner for our building products vendors. Our size, liquidity position and access to the capital markets address a major concern for many vendors, who otherwise must invest significant time and effort to monitor the creditworthiness of a large number of smaller customers. Our relative size and strong homebuilder relationships also provide our vendors access to a large customer base with significant purchasing power. This channel strength and our financial position allow us to negotiate favorable pricing (including back-end rebates) and to receive a higher priority with our vendors when product supply is limited. Furthermore, our broad product portfolio, which includes a variety of higher-margin specialty products, enhances our preferred partner status, enabling us to participate in mutually beneficial, joint marketing programs with our vendors. We anticipate our strategic vendor relationships will become even more critical in the event that demand exceeds product availability and vendors will need to prioritize their partners and product allocations.

Selectively pursue opportunities for organic growth and strategic acquisitions. The fragmented nature of our industry provides numerous organic growth and strategic acquisition opportunities. We plan to continue to grow our business by investing in our existing sales force and by adding talented new members to our sales force. We also plan to grow by acquiring suppliers in our existing markets and by selectively entering new markets through the opening of new facilities or acquiring existing suppliers. When adding facilities, we seek to leverage our strong brand name and economies of scale to increase our profitability and expand our market penetration. Furthermore, from time to time, our customers request that we enter new markets to support their growth. We assess potential new markets while adhering to a disciplined selection process by analyzing demographic, economic and competitive factors, while also focusing on site selection and the long-term profit opportunity in such market. Accordingly, we plan to continue to take a disciplined approach to organic growth and strategic acquisitions that strengthen our business, broaden our product and service offerings, leverage our existing infrastructure and enhance our existing customer and vendor relationships.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management system enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2014, we employed approximately 458 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 242 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order and shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, plywood, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national lumber and wood products producers and distributors such as Boise Cascade Company, U.S. Lumber Group, Canfor Corporation, Georgia-Pacific Building Products, BlueLinx Holdings Inc., and Weyerhaeuser Company and building products manufacturers such as Masonite International Corporation, M I Windows and Doors, Inc., Gilman Building Products, and Norbord, Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our, and our suppliers’, broad footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from approximately 3,500 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 10% of our total materials purchases in 2014, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION

We compete in the Pro Segment of the U.S. residential new construction building products supply market. We have and will continue to experience competition for homebuilder business due to the highly fragmented nature of the Pro Segment. Many of our competitors in the Pro Segment are small, privately owned companies, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge and competitive pricing. Our largest competitors in our markets include 84 Lumber Co. and Pro-Build Holdings, Inc., which are privately held, as well as Stock Building Supply, which is publicly held.

Our customers primarily consist of professional homebuilders and those that provide construction services to them, with whom we have developed strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turn-key framing and shell construction, as well as prefabricated components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

EMPLOYEES

At December 31, 2014, we had approximately 3,800 full-time equivalent employees, none of whom were represented by a union. We believe that we have good relations with our employees.

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

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather causing reduced construction activity during these quarters. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

●	The volatility of lumber prices;
●	The cyclical nature of the homebuilding industry;
●	General economic conditions in the markets in which we compete;
●	The pricing policies of our competitors;
●	The production schedules of our customers; and
●	The effects of weather.

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

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer and Director, age 75. Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and also served from February 2008 until November 2014. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

M. Chad Crow, President, Chief Operating Officer and Chief Financial Officer, age 46. Mr. Crow joined the company in September 1999 as Assistant Controller. He served as Vice President – Controller of the company from May 2000 and was promoted to Senior Vice President and Chief Financial Officer in November 2009. In November 2014, he was appointed to the position of President and Chief Operating Officer.  Prior to joining the company, Mr. Crow served in a variety of positions at Pier One Imports. Mr. Crow also has five years of public accounting experience with Price Waterhouse LLP. Mr. Crow is a C.P.A. and received his B.B.A. degree from Texas Tech University.

Donald F. McAleenan, Senior Vice President and General Counsel, age 60. Mr. McAleenan has served as Senior Vice President and General Counsel of the company since 1998. Prior to joining the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 71. Mr. Tolly has served as Senior Vice President — Operations of the company since January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

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

The building products industry is highly dependent on new home construction, which in turn is dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels, housing demand and the health of the economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels, or a weakening of the national economy or of any regional or local economy in which we operate, could adversely affect consumer spending, result in decreased demand for homes, and adversely affect our business. Production of new homes may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized homebuilders and sub-contractors, and shortages of material. The homebuilding industry is currently experiencing a shortage of qualified, trained labor in many markets, including those served by us. In addition, the homebuilding industry is subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design and safety, construction, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. U.S. homebuilding activity increased in 2013 and 2014 to approximately 617,700 and 647,300 single-family starts, respectively, although it remains well below the historical average (from 1959 through 2013) of 1.0 million single-family starts per year. According to the U.S. Census Bureau, actual U.S. single family housing starts in the U.S. during 2014 were 55.8% lower than in 2006. We believe that the slow recovery of the housing market is due to a variety of factors including: a severe economic recession, followed by a gradual economic recovery; significant unemployment; limited credit availability; shortages of suitable building lots in many markets; shortages of experienced labor; a substantial reduction in speculative home investment; and soft housing demand. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2007 through 2012.

In addition, beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. The disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to a tight credit market and stricter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, which is slowing a recovery in our industry. Since the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets further improve.

If the housing market declines, we may be required to take additional impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.

We recorded no goodwill or significant asset impairment charges in continuing operations in 2014 or 2013. If conditions in the housing industry deteriorate, we may need to take goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry and market conditions, we may have to temporarily idle or permanently close certain facilities in under-performing markets, although we have no specific plans to close or idle additional facilities at this time. Any such facility closures could have a significant adverse effect on our financial condition, operating results, and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2014, our debt consisted of $350.0 million of our 7.625% Senior Secured Notes due in 2021 (“2021 notes”). We also have a $175.0 million senior secured revolving credit facility (“2013 facility”). As of December 31, 2014 we had $30.0 million in borrowings, as well as $15.6 million of letters of credit outstanding under the 2013 facility. In addition, we have significant obligations under ongoing operating leases that are not reflected on our balance sheet. See Note 10 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

As of December 31, 2014, the $350.0 million of 2021 notes bears interest at a fixed rate, and therefore, our interest expense related to the 2021 notes would not be affected by changes in market interest rates.  The $30.0 million in outstanding borrowings under the 2013 facility bears interest at a variable rate, and therefore, if interest rates rise, our interest expense could increase. At December 31, 2014, a 1.0% increase in interest rates would result in approximately $0.3 million in additional annual interest expense.

Our substantial debt could have important consequences to us, including:

●	increasing our vulnerability to general economic and industry conditions;
●

requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

●	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because future borrowings under the 2013 facility would be at variable rates of interest;
●	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and
●	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

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

We are substantially reliant on cash on hand and borrowing availability under the 2013 facility, which totaled $147.2 million at December 31, 2014, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing market improves. Our inability to renew, amend or replace the 2013 facility or our 2021 notes when required or when business conditions warrant could have a material adverse effect on our business, financial condition, and results of operations.

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

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including our 2021 notes and the 2013 facility. The agreement governing the 2013 facility, and the indenture governing the 2021 notes, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, including potential acquisitions, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

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

Our financing arrangements, including the financing agreement governing the 2013 facility and the indenture governing our 2021 notes, contain various provisions that limit our ability to, among other things:

●	transfer or sell assets, including the equity interests of our restricted subsidiaries, or use asset sale proceeds;
●	incur additional debt;
●	pay dividends or distributions on our capital stock or repurchase our capital stock;
●	make certain restricted payments or investments;
●	create liens to secure debt;
●	enter into transactions with affiliates;
●	merge or consolidate with another company or continue to receive the benefits of these financing arrangements under a “change in control” scenario (as defined in those agreements); and
●	engage in unrelated business activities.

The agreement governing the 2013 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability, defined as the sum of our net borrowing availability plus qualified cash, falls below the greater of $17.5 million or 10% of the maximum borrowing amount. As of December 31, 2014, our excess availability was $146.1 million. Qualified cash is defined as the amount of unrestricted cash and cash equivalents held in deposit or securities accounts which are subject to control agreements in favor of our lenders.

These provisions may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with the agreement governing the 2013 facility and the indenture governing our 2021 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these provisions, including those contained in the 2013 facility and the indenture governing our 2021 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

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

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low market prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in market prices. For the year ended December 31, 2014, average prices for lumber and lumber sheet goods were 4.9% lower than the prior year. Our lumber and lumber sheet goods product category represented 32.6% of total sales for the year ended December 31, 2014. We have limited ability to control the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in market prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

Our 10 largest customers generated approximately 25.1% and 22.5% of our sales for the years ended December 31, 2014 and 2013, respectively. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will continue to supply these customers at historical levels. Due to the weak housing market over the past several years, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our markets.

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

JLL Partners Inc. (“JLL”) and Warburg Pincus LLC (“Warburg Pincus”) together own approximately 50% of our outstanding common stock. Five of our ten directors hold positions with affiliates of either JLL or Warburg Pincus. Accordingly, JLL and Warburg Pincus have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL and Warburg Pincus are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters, and, as a result, we may take actions that some of our stockholders do not view as beneficial.

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

The nature of our business exposes us to product liability, product warranty, casualty, construction defect, vehicle and other claims and legal proceedings.

We are involved in product liability, product warranty, casualty, construction defect, vehicle, and other claims relating to the products we manufacture and distribute, and services we provide that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees and subcontractors, and homebuilders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, vehicle, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings. We cannot assure you that any current or future claims will not adversely affect our financial condition, operating results, and cash flows.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary ERP system, which we use for operations representing approximately 97% of our sales, is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon such information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or associated costs will not have a material adverse effect on our financial condition, operating results and cash flows.

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

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the current slow economic recovery, our liquidity position, or the requirements of the 2013 facility or the indenture governing our 2021 notes, could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results, and cash flows. In addition, although we have been successful in the past in integrating 32 acquisitions, we may not be able to integrate the operations of future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our existing operations. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies, and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results, and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local, and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows.

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

We may be adversely affected by uncertainty in the economy and financial markets, including as a result of terrorism or unrest in the Middle East, Eastern Europe or elsewhere.

Instability in the economy and financial markets, including as a result of terrorism or unrest in the Middle East, Eastern Europe or elsewhere, may result in a decrease in housing starts, which would adversely affect our business. In addition, such unrest or related adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results, and cash flows. Any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. In addition, domestic terrorist attacks may affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results, and cash flows.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 9 states throughout the southern and eastern U.S. We have 56 distribution facilities and 55 manufacturing facilities, many of which are co-located in the following markets:

Alabama	Maryland/Virginia	South Carolina
Auburn	Baltimore/Washington*	Seneca
Central Alabama*	Northeast Maryland*	Charleston*
Columbia*
Florida	North Carolina	Florence
Bunnell Emerald Coast* Jacksonville* Orlando* South Florida* Tampa* Georgia Atlanta* Central Georgia Northern Georgia	Charlotte* Fayetteville High Point* Raleigh* Washington Western North Carolina* Wilmington	Grand Strand* Greenville* Southeast South Carolina Tennessee Eastern Tennessee* Knoxville Nashville* Texas Dallas/Fort Worth* San Antonio* Austin* Houston*
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

We lease 55 facilities and own 25 facilities. These leases typically have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties.

We operate a fleet of approximately 1,200 trucks to deliver products from our distribution and manufacturing centers to job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. On February 27, 2015, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $6.03. The approximate number of stockholders of record of our common stock on that date was 80, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2014
First quarter	$9.16	$7.14
Second quarter	$9.40	$6.92
Third quarter	$7.92	$5.10
Fourth quarter	$6.98	$4.85
2013
First quarter	$6.55	$5.13
Second quarter	$7.33	$5.00
Third quarter	$6.94	$5.15
Fourth quarter	$7.94	$5.55

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

The following graph and table demonstrate the performance of the cumulative total return to the stockholders of our common stock during the five year period in comparison to the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph and table track the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2009 to December 31, 2014.

	Year Ended December 31,
	2009	2010	2011	2012	2013	2014
Builders FirstSource, Inc.	$100.00	$51.30	$53.13	$145.31	$185.68	$178.91
Russell 2000	$100.00	$126.86	$121.56	$141.43	$196.34	$205. 95
S&P 600 Building Products	$100.00	$111.22	$100.28	$127.29	$172.59	$175.10

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 27, 2015 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2012 and as of and for the years ended December 31, 2011 and 2010 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Statement of operations data:
Sales	$1,604,096	$1,489,892	$1,070,676	$779,093	$700,343
Gross margin	356,997	319,920	214, 566	157,945	131,756
Selling, general and administrative expenses	306,508	271,885	222,263	192,959	194,092
Asset impairments	—	—	48	—	839
Facility closure costs	471	(7)	958	2,461	558
Income (loss) from continuing operations(1)(2)	18,558	(42,365)	(54,419)	(64,631)	(94,293)
Income (loss) from continuing operations per share — basic	$0.19	$(0.44)	$(0.57)	$(0.68)	$(1.03)
Income (loss) from continuing operations per share — diluted	$0.18	$(0.44)	$(0.57)	$(0.68)	$(1.03)
Balance sheet data (end of period):
Cash and cash equivalents	$17,773	$54,696	$131,432	$146,833	$103,234
Total assets(3)	583,065	515,839	550,841	493,794	419,088
Total debt (including current portion)	383,904	353,971	360,955	297,509	169,102
Stockholders’ equity	40,200	15,368	48,096	101,224	159,505
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$9,519	$9,305	$11,120	$14,041	$15,433

(1)

Income from continuing operations included a reduction to our valuation allowance of $7.2 million due to the utilization of net operating loss carryforwards to reduce taxable income for the year ended December 31, 2014. Loss from continuing operations included a valuation allowance of $15.3 million against primarily all of our deferred tax assets for the year ended December 31, 2013, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. Loss from continuing operations included a valuation allowance of $19.6 million, $26.1 million and $35.4 million against primarily all of our deferred tax assets for the years ended December 31, 2012, 2011 and 2010, as discussed in Note 12 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

(2)	Loss from continuing operations for year ended December 31, 2013 included a $39.5 million prepayment penalty related to the early termination of our $225.0 million first-lien term loan due 2015.
(3)

Total assets for December 31, 2011 have been reclassified to conform to current period presentation. In addition, amounts for December 31, 2011 and 2010 have been revised to present insurance related receivables and payables on a gross basis. This revision increased total assets by $4.2 million and $6.3 million, respectively.

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

We group our building products into five product categories:

●	Prefabricated Components. Our prefabricated components consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.
●	Windows & Doors. Our windows & doors category is comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units.
●	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.
●	Millwork. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name.
●

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

●

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. The housing market started to strengthen in 2011. According to the U.S. Census Bureau, annual U.S. single-family housing starts were 647,300 in 2014. However, single-family housing starts remain well below the historical average (from 1959 through 2013) of 1.0 million per year. Due to the lower levels in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the NAHB, expect to see continued improvement in housing demand over the next few years.

●

Targeting Large Production Homebuilders. Over the past ten years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in servicing large homebuilders with certain profitability expectations. Our sales to the “Builder 100,” the country’s largest 100 homebuilders, increased 8.1% during 2014, compared to a 7.7% increase in our total sales for the year. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. Additionally, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

●

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

●

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Beginning in 2007, the mortgage markets  experienced substantial disruption due to increased defaults. This resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, although there have been recent signs of easing. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets further improve.

●

Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. Our inability to pass on material price increases to our customers could adversely impact our operating results.

●

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

●

Expand into Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction. However, we have recently acquired companies with multi-family manufacturing capabilities to further diversify our customer base. We will continue to identify opportunities for profitable growth in the multi-family and light commercial markets.

RECENT DEVELOPMENTS

Acquisitions

On June 30, 2014, the Company acquired certain assets and the operations of Slone Lumber Company, Inc. (“Slone”) for $8.7 million in cash. Based in Houston, Texas, Slone is a full-line building materials supplier. Slone’s product offerings include lumber, engineered beams, interior and exterior door units, moulding, trim, and cabinets. Slone also offers installation services on exterior doors, shutters, and cabinets.

On July 31, 2014, the Company acquired certain assets and the operations of West Orange Lumber Company, Inc. (“West Orange”) for $9.8 million in cash. Based in Groveland, Florida, West Orange supplies lumber, roof and floor trusses, custom windows and doors, as well as installation services, to both residential homebuilders and commercial contractors in central Florida.

On August 6, 2014, the Company acquired certain assets and the operations of Truss Rite, LLC (“Truss Rite”) for $14.6 million in cash. Based in Sherman, Texas, Truss Rite primarily manufactures wood roof and floor trusses for large multi-family and commercial projects throughout Texas and parts of Oklahoma. Truss Rite predominately serves developers and general contractors in the multi-family residential housing sector.

On October 1, 2014, the Company acquired certain assets and the operations of Trim Tech of Austin, Inc. (“Trim Tech”) for $19.4 million in cash. Trim Tech is based in Hutto, Texas, which is approximately 30 miles north of downtown Austin. Trim Tech is a turn-key supplier of custom cabinets, interior and exterior doors, stair parts, and custom millwork and molding.

On December 22, 2014 the Company acquired certain assets and the operations of Empire Truss, Ltd. (“Empire”) for $16.8 million in cash. Empire is a Texas-based manufacturer of custom designed roof trusses and floor trusses, and a distributor of engineered wood products with its primary operations located in Huntsville, Texas, approximately 65 miles north of downtown Houston. Empire also operates a manufacturing facility in Ferris, Texas, which is 20 miles southeast of Dallas.  Empire’s primary focus is on multi-family and light commercial customers.

On February 6, 2015 the Company acquired certain assets and the operations of Timber Tech Texas, Inc. (“Timber Tech”) for $5.8 million in cash. Timber Tech is based in Cibolo, Texas, which is approximately 25 miles northeast of downtown San Antonio. Timber Tech is a manufacturer of roof trusses, floor trusses, wall panels and sub-components, as well as a supplier of glue laminated timber and veneer lumber beams.

These transactions were accounted for by the acquisition method. Accordingly, the results of operations will be included in the Company’s consolidated financial statements from their respective acquisition dates. The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

2013 Facility Borrowing

On July 31, 2014, we borrowed $30.0 million under our $175.0 million senior secured revolving credit facility (“2013 facility”) at an interest rate of 1.98%.  Amounts borrowed under our 2013 facility will be used to fund working capital needs and potential future acquisitions.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement since 2011. According to the U.S. Census Bureau, actual U.S. single-family housing starts for 2014 were 647,300, an increase of 4.8% compared to 2013, but approximately 55.8% lower than when the downturn began in 2006. Actual single-family starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, increased to 345,500 in the current year, up 6.0% from 2013, while single-family units under construction in the South Region increased 14.0% compared to 2013. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers and the slow economic recovery, among other factors, have hampered a stronger recovery. The NAHB is forecasting 803,500 U.S. single-family housing starts for 2015, which is an increase of 24.2% from 2014. However, our internal forecasts are based on a more conservative 715,000 U.S. single-family housing starts for 2015.

We achieved a 7.7% increase in sales during 2014 as compared to the prior year. Excluding the impact of recent acquisitions, we estimate sales increased 7.9% due to increased volume, which was partially offset by a 2.1% decrease due to the impact of commodity price deflation on sales, while sales increased an additional 1.9% due to recent acquisitions during the year ended December 31, 2014 compared to the prior year. We believe our broad offering of products and services will allow us to continue to gain market share and expand our customer base. Our gross margin percentage increased 0.8% year over year primarily due to improved customer pricing and lower volatility in commodity lumber prices in 2014 compared to 2013. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. However, our selling, general, and administrative expenses, as a percentage of sales, increased 0.9% in the current year compared to 2013 primarily due to the negative impact of commodity price deflation on our sales in 2014 as well as incremental expense associated with increasing our capacity in anticipation of increasing sales volumes.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales	77.7%	78.5%	80.0%
Gross margin	22.3%	21.5%	20.0%
Selling, general and administrative expenses	19.1%	18.3%	20.8%
Asset impairments	0.0%	0.0%	0.0%
Facility closure costs	0.1%	0.0%	0.0%
Income (loss) from operations	3.1%	3.2%	(0.8)%
Interest expense, net	1.9%	6.0%	4.2%
Income tax expense	0.1%	0.1%	0.1%
Income (loss) from continuing operations	1.1%	(2.9)%	(5.1)%
Loss from discontinued operations, net of tax	(0.0)%	(0.0)%	(0.2)%
Net income (loss)	1.1%	(2.9)%	(5.3)%

2014 Compared with 2013

Sales. Sales for the year ended December 31, 2014 were $1,604.1 million, a 7.7% increase from sales of $1,489.9 million for 2013. Excluding the impact of recent acquisitions our sales grew 5.8% for the year ended December 31, 2014 compared to the prior year. According to the U.S Census Bureau, actual U.S. single-family housing starts increased 4.8% in 2014 as compared to 2013. In the South Region, actual single-family starts increased 6.0% compared to 2013, and single-family units under construction increased 14.0% over this same time period. Excluding the impact of recent acquisitions, we estimate sales increased 7.9% due to increased volume, which was partially offset by a 2.1% decrease due to the impact of commodity price deflation on sales, while sales increased an additional 1.9% due to recent acquisitions during the year ended December 31, 2014 compared to the prior year.

The following table shows sales classified by major product category (dollars in millions):

	2014		2013
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$330.9	20.6%	$294.0	19.7%	12.5%
Windows & doors	356.9	22.2%	308.6	20.7%	15.6%
Lumber & lumber sheet goods	522.7	32.6%	526.6	35.4%	(0.8)%
Millwork	160.2	10.0%	136.9	9.2%	17.1%
Other building products & services	233.4	14.6%	223.8	15.0%	4.3%
Total sales	$1,604.1	100.0%	$1,489.9	100.0%	7.7%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The decrease in sales for lumber and lumber sheet goods is primarily attributable to the impact of commodity price deflation, which was mostly offset by an increase in volume, for the year ended December 31, 2014 compared to the prior year.

Gross Margin. Gross margin increased $37.1 million to $357.0 million. Our gross margin percentage increased from 21.5% in 2013 to 22.3% in 2014, a 0.8% increase. Our gross margin percentage increased primarily due to improved customer pricing and lower volatility in commodity lumber prices during the year ended December 31, 2014 compared to the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $34.6 million, or 12.7%. Our salaries and benefits expense, excluding stock compensation expense, was $191.1 million for 2014, an increase of $19.4 million from 2013. Delivery expenses increased $5.9 million and office general and administrative expense increased $4.3 million primarily due to increased sales volume. Occupancy expenses increased $3.0 million, primarily due to acquisitions and expansions at existing facilities.

As a percentage of sales, selling, general and administrative expenses increased from 18.2% in 2013 to 19.1% in 2014. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.4%, delivery costs increased by 0.1%, our office general and administrative expense increased 0.1% and occupancy expenses increased by 0.1%. These increases were primarily due to the negative impact of commodity lumber price deflation on our sales during 2014.

Interest Expense, net. Interest expense was $30.3 million in 2014, a decrease of $59.3 million from 2013. The decrease is primarily related to our refinancing in the second quarter of 2013, which included $10.6 million of interest on our then outstanding

$225.0 million first-lien term loan due 2015 (“term loan”), the write-off of $6.8 million in unamortized debt discount and $2.1 million of debt issuance costs, and a $39.5 million prepayment premium related to the early termination of the term loan.

Income Tax Expense. We recorded income tax expense of $1.1 million and $0.8 million during 2014 and 2013, respectively. We recorded a $7.2 million reduction to our valuation allowance due to utilization of net operating loss carryforwards to reduce our taxable income in 2014. We recorded an after-tax, non-cash valuation allowance of $15.3 million related to our net deferred tax assets for 2013, which is exclusive of $0.6 million primarily related to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. Absent this valuation allowance, our effective tax rate would have been 42.1% and 35.0% for 2014 and 2012, respectively.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $49.6 million, or 22.3%. Our salaries and benefits expense, excluding stock compensation expense, was $171.7 million for 2013, an increase of $34.1 million from 2012. Delivery expenses increased $6.7 million primarily due to higher fuel costs and increased maintenance costs on vehicles as a result of increased sales volume. Occupancy expenses increased $1.6 million and our office general and administrative expense increased $6.5 million, primarily due to increased sales volumes in 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at December 31, 2014 consist of cash on hand and borrowing availability under our revolving credit facility.

Our 2013 facility is primarily used for working capital, general corporate purposes, and funding acquisitions. Availability under the 2013 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is the sum of the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of December 31, 2014 and December 31, 2013 (in millions):

	As of
	December 31, 2014	December 31, 2013
Accounts Receivable Availability	$102.8	$99.3
Inventory Availability	79.6	67.6
Other Receivables Availability	11.5	11.0
Gross Availability	193.9	177.9
Less:
Agent Reserves	(8.0)	(6.9)
Borrowing Base	185.9	171.0
Aggregate Revolving Commitments	175.0	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0	171.0
Less:
Outstanding Borrowings	(30.0)	—
Letters of Credit	(15.6)	(13.9)
Net Borrowing Availability on Revolving Facility	$129.4	$157.1
Plus:
Cash in Qualified Accounts	16.7	54.2
Excess Availability, as defined	$146.1	$211.3

As of December 31, 2014, we had $30.0 million in outstanding borrowings under our 2013 facility and our net borrowing availability was $129.4 million after being reduced by outstanding letters of credit of approximately $15.6 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1. At December 31, 2014, our excess availability was $146.1 million, including $129.4 million in net borrowing availability and $16.7 million in qualified cash. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2014.

Liquidity

Our liquidity at December 31, 2014 was $147.2 million, which includes $129.4 million in net borrowing availability under the 2013 facility and $17.8 million of cash on hand. We are expecting increased stability and continued improvement in the housing industry in 2015. Beyond 2015, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates.

We believe our liquidity is sufficient to meet our needs in 2015. We expect to generate cash of approximately $10-$30 million in 2015 and to end the year with (i) cash of $25-$45 million and (ii) liquidity of approximately $160-$180 million. This forecast is based on 715,000 U.S. single-family housing starts for 2015, market prices for commodity products remaining relatively stable for the year, improvement in gross margin, an operating expense structure consistent with current levels, and capital expenditures of approximately $25-$30 million. We considered various scenarios when evaluating our liquidity for 2015, including housing starts consistent with 2014. We do not expect working capital to be a source of funds for the next twelve months.

In the event that housing starts or sales volume for 2015 are higher or lower than expected, or if other assumptions used in our forecasting differ from actual results, our forecasted cash usage and liquidity levels may change. Should the current industry conditions deteriorate or we pursue acquisitions, we may be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps would prove successful.

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

Consolidated Cash Flows

Cash provided by operating activities was $27.5 million in 2014 compared to cash used in operating activities of $47.6 million in 2013. The change of $75.1 million was primarily due to our refinancing in the second quarter of 2013 and our improved financial performance in 2014. Cash interest payments were $28.3 million in 2014 compared to $78.2 million in 2013. The $78.2 million in cash interest payments in 2013 included a $39.5 million prepayment penalty related to the termination of our term loan. In addition, our working capital only increased $7.8 million compared to an increase in working capital of $31.8 million in 2013.

Cash used in operating activities was $47.6 million and $66.9 million for 2013 and 2012, respectively. Of the cash used in operating activities, approximately $78.2 million and $37.8 million were cash interest payments in 2013 and 2012, respectively. The $78.2 million in cash interest payments for 2013 includes a non-recurring $39.5 million prepayment premium related to the termination of our term loan. In addition, approximately $31.8 million and $34.0 million of the cash used in operating activities were due to increases in working capital for 2013 and 2012, respectively. The increases in accounts receivable and inventory were partially offset by an increase in accounts payable and accrued liabilities. For 2013 and 2012 these increases in working capital and cash interest payments were partially offset by a reduction in cash used in operations primarily due to increased sales and improved profitability.

Cash used in investing activities increased $95.4 million in 2014 compared to 2013. The increase is primarily due to $69.3 million in cash used for acquisitions in 2014 and a $10.7 million increase in capital expenditures in 2014 compared to 2013. The remaining change is primarily due to a decrease of $13.0 million in restricted cash related to the transfer of our outstanding letters of credit from the previous facility to our new letter of credit sub-facility, which eliminated our cash collateral requirement for outstanding letters of credit in 2013. The increase in capital expenditures during 2014 primarily relates to the purchase of facilities in Greensboro, NC, Conroe, TX, and Schertz, TX, improvements related to the relocation of two facilities, as well as purchasing machinery and equipment to support sales growth and to increase capacity at existing locations.

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

Cash provided financing activities for 2014 was $30.4 million compared to cash used in financing activities in 2013 of $29.7 million. Cash provided by financing activities for 2014 primarily relates to our $30.0 million borrowing under the 2013 facility. Cash used in 2013 primarily relates to our refinancing in the second quarter of 2013. In the second quarter of 2013 we issued $350.0 million of 7.625% senior secured notes due 2021 (“2021 notes ‘) and repaid our $225.0 million term loan and $139.7 million of our second priority senior secured floating rate notes due 2016 (“2016 notes”). The remaining change is primarily due to $15.6 million in payments of deferred loan costs related to our 2013 facility and 2021 notes.

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

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2015 capital expenditures to be approximately $25-$30 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$383,904	$30,074	$277	$113	$353,440
Interest on long-term debt(1)	177,739	28,252	56,091	54,832	38,564
Operating leases	106,235	24,554	39,827	25,236	16,618
Uncertain tax positions(2)	—	—	—	—	—
Total contractual cash obligations	$667,878	$82,880	$96,195	$80,181	$408,622

(1)

We had $30.0 million in borrowings under the 2013 facility as of December 31, 2014. Borrowings under the 2013 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to any future borrowing activity under the 2013 facility.

(2)

We have $0.4 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.3 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2014. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities. We plan to lease additional delivery equipment during 2015 to support anticipated sales growth. These operating leases are not included in the table above.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $2.8 million as of December 31, 2014.

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

We recorded no significant asset impairment charges in continuing operations in 2014, 2013 or 2012.

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2014, our goodwill balance was $139.8 million, representing 24.0% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition or a significant deterioration in market share. We may also consider market capitalization relative to our net assets. Our industry experienced a significant and severe downturn that began in mid-2006. As such, we have closely monitored the trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test and performed interim impairment tests when warranted. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. We did not have any goodwill impairments in continuing operations in 2014, 2013 or 2012.

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

Significant information and assumptions utilized in estimating future cash flows for our reporting units includes publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 5.5x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 11.3% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 4.5x, or increasing the discount rate by 1.0% to 12.3%, would not have changed the results of our impairment testing.

At December 31, 2014, the fair values of each our reporting units were substantially in excess of their respective carrying values. The excess (or “cushion”) of the implied fair value of goodwill over the carrying value of goodwill for each of our six reporting units which have remaining goodwill balances ranged from $33.1 million to $277.9 million. The cushion for one of our reporting units at December 31, 2014, was $33.1 million. Nonetheless, moderate deviations from projected cash flows for this reporting unit could result in future goodwill impairment. This reporting unit had a goodwill balance of $11.0 million at December 31, 2014. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future non-cash impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.

Deferred Income Taxes. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Accounting Standards Codification (“Codification”) we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, among other matters, the reversal of existing deferred tax liabilities, historical and forecasted taxable income, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

Poor housing market conditions have contributed to our cumulative loss position for the past several years. While we generated income in 2014, we still have a cumulative loss for the three year period ending December 31, 2014. We believe this, as well as uncertainty around the extent and timing of the housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of December 31, 2014.

In 2014, we reduced our valuation allowance by $7.2 million due to the utilization of net operating losses against federal and state taxable income.  In 2013, we recorded a valuation allowance of approximately $15.3 million related to our continuing operations, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. In 2012, we recorded a valuation allowance of approximately $19.6 million related to our continuing operations.

Without continued improvement in housing activity, we could be required to establish additional valuation allowances. However, we had positive earnings before taxes in 2014. To the extent we continue to generate sufficient taxable income in the same jurisdictions in the future to utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowance. We currently estimate that we will likely transition into a three year cumulative income position on a rolling three year period at some time during the year ending December 2015. However, there continues to be uncertainty around housing market projections. Simply coming out of a cumulative loss is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there are other offsetting negative factors. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets.

We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base our estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results, and future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as the residential homebuilding industry’s cyclicality and sensitivity to changes in economic conditions, it is possible that actual results could differ from the estimates used in previous analyses.

Accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position.

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

The expected life represents the period of time the options are expected to be outstanding. We have used the simplified method for determining the expected life assumption due to limited historical exercise experience on our stock options. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We record expense for the unvested portion of grants over the requisite service (i.e., vesting) periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015 the FASB issued an update to the existing guidance under the Income Statement topic of the Codification.  This update eliminates the concept of extraordinary items and the requirement to assess whether an event or transaction is both unusual in nature and infrequent in occurrence and to separately present any such items on the statement of operations after income from continuing operations. Under the updated guidance such items will either be presented as a separate component of income from continuing operations or disclosed in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption, but not required. The guidance allows either prospective or retrospective methods of adoption. We do not currently expect that the adoption of this update will have an impact on our financial statements.

In November 2014 the FASB issued an update to the existing guidance under the Business Combinations topic of the Codification. This update allows, but does not require, an acquired entity to apply pushdown accounting in its stand-alone financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The decision to apply pushdown accounting may be made independently for each change in control event. This new guidance was effective on November 18, 2014 and can be applied retrospectively. This updated guidance did not have an impact on our financial statements. We will assess the need to apply pushdown accounting for future acquisitions on an individual basis, when necessary.

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

In April 2014, the FASB issued an update to the existing guidance under the Presentation of Financial Statements and Property, Plant, and Equipment topics of the Codification. This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the previous guidance any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be presented as a discontinued operation. This update is effective for fiscal years, and interim periods beginning after December 15, 2014. Early adoption is permitted, but not required. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not expect that the adoption of this update will have an impact on our financial statements.

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if there were changes in our debt. Changes in market interest rates could also increase these risks. Our 2021 Notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 Notes would not be affected by an increase in market interest rates. Borrowings under the 2013 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At December 31, 2014, a 1.0% increase in interest rates would result in approximately $0.3 million in additional interest expense annually as we had $30.0 million in outstanding borrowings under the 2013 facility. The 2013 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

Our share price and, to a lesser extent, the historical volatility of our common stock are the primary factors in the changes to our fair value measurements related to our outstanding warrants. All other inputs being equal, an increase or decrease in our share price or volatility would result in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense. Based on the warrants outstanding and the historical volatility of our common stock as of December 31, 2014, a 10% change in our share price would result in approximately a $0.5 million change in our interest expense.  Based on the warrants outstanding and our share price as of December 31, 2014, a 10% change in the historical volatility of our common stock would result in approximately a $0.1 million change in our interest expense.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Dallas, Texas

March 3, 2015

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Sales	$1,604,096	$1,489,892	$1,070,676
Cost of sales	1,247,099	1,169,972	856,110
Gross margin	356,997	319,920	214,566
Selling, general and administrative expenses	306,508	271,885	222,263
Asset impairments	—	—	48
Facility closure costs	471	(7)	958
Income (loss) from operations	50,018	48,042	(8,703)
Interest expense, net	30,349	89,638	45,139
Income (loss) from continuing operations before income taxes	19,669	(41,596)	(53,842)
Income tax expense	1,111	769	577
Income (loss) from continuing operations	18,558	(42,365)	(54,419)
Loss from discontinued operations (net of income tax expense of $0 in 2014, 2013 and 2012)	(408)	(326)	(2,437)
Net income (loss)	$18,150	$(42,691)	$(56,856)
Comprehensive income (loss)	$18,150	$(42,691)	$(56,856)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.19	$(0.44)	$(0.57)
Loss from discontinued operations	(0.00)	(0.00)	(0.03)
Net income (loss)	$0.19	$(0.44)	$(0.60)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.18	$(0.44)	$(0.57)
Loss from discontinued operations	(0.00)	(0.00)	(0.03)
Net income (loss)	$0.18	$(0.44)	$(0.60)
Weighted average common shares outstanding:
Basic	98,050	96,449	95,463
Diluted	100,522	96,449	95,463

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$17,773	$54,696
Accounts receivable, less allowances of $3,153 and $3,605 for 2014 and 2013, respectively	148,352	143,036
Inventories	138,156	123,636
Other current assets	27,259	9,793
Total current assets	331,540	331,161
Property, plant and equipment, net	75,679	49,392
Goodwill	139,774	111,193
Intangible assets, net	17,228	827
Other assets, net	18,844	23,266
Total assets	$583,065	$515,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,868	$81,046
Accrued liabilities	66,225	45,310
Current maturities of long-term debt	30,074	67
Total current liabilities	172,167	126,423
Long-term debt, net of current maturities	353,830	353,904
Deferred income taxes	6,441	6,670
Other long-term liabilities	10,427	13,474
Total liabilities	542,865	500,471
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 98,226 and 97,905 shares issued and outstanding at December 31, 2014 and 2013, respectively	982	973
Additional paid-in capital	380,091	373,418
Accumulated deficit	(340,873)	(359,023)
Total stockholders’ equity	40,200	15,368
Total liabilities and stockholders’ equity	$583,065	$515,839

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,150	$(42,691)	$(56,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,519	9,305	11,120
Asset impairments	—	—	48
Amortization and write-off of deferred loan costs	2,432	4,067	744
Amortization and write-off of debt discount	—	7,794	1,425
Fair value adjustment of stock warrants	(456)	1,502	4,992
Deferred income taxes	524	917	458
Bad debt expense	(274)	900	751
Net non-cash expense (income) from discontinued operations	—	(195)	1,064
Stock compensation expense	6,157	4,245	3,628
Net gain on sales of assets	(114)	(284)	(38)
Changes in assets and liabilities:
Receivables	4,503	(26,531)	(41,727)
Inventories	(9,103)	(14,637)	(31,914)
Other current assets	(8,181)	(177)	(710)
Other assets and liabilities	(660)	(1,344)	(195)
Accounts payable	(5,178)	1,649	30,779
Accrued liabilities	10,174	7,904	9,581
Net cash provided by (used in) operating activities	27,493	(47,576)	(66,850)
Cash flows from investing activities:
Purchases of property, plant and equipment	(25,716)	(15,051)	(10,398)
Proceeds from sale of property, plant and equipment	213	2,592	230
Cash used for acquisitions, net	(69,337)	—	—
Decrease in restricted cash	—	13,030	1,135
Net cash provided by (used in) investing activities	(94,840)	571	(9,033)
Cash flows from financing activities:
Borrowings under revolving credit facility	30,000	30,000	—
Payments under revolving credit facility	—	(30,000)	—
Proceeds from issuance of long term debt	—	350,000	62,075
Payments of long-term debt and other loans	(67)	(364,778)	(54)
Deferred loan costs	(34)	(15,634)	(1,639)
Payment of recapitalization costs	—	(37)	—
Exercise of stock options	1,831	1,754	596
Repurchase of common stock	(1,306)	(1,036)	(496)
Net cash provided by (used in) financing activities	30,424	(29,731)	60,482
Net decrease in cash and cash equivalents	(36,923)	(76,736)	(15,401)
Cash and cash equivalents at beginning of period	54,696	131,432	146,833
Cash and cash equivalents at end of period	$17,773	$54,696	$131,432

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid		Accumulated Other
	Common Stock		in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
	(In thousands)
Balance at December 31, 2011	96,806	$950	$359,750	$(259,476)	$—	$101,224
Issuance of restricted stock, net of forfeitures	89	—	—	—	—	—
Vesting of restricted stock	—	7	(7)	—	—	—
Stock compensation expense	—	—	3,628	—	—	3,628
Exercise of stock options	187	2	594	—	—	596
Repurchase of common stock	(166)	(2)	(494)	—	—	(496)
Comprehensive loss:
Net loss	—	—	—	(56,856)		(56,856)
Total comprehensive loss	—	—	—	—	—	(56,856)
Balance at December 31, 2012	96,916	957	363,471	(316,332)	—	48,096
Issuance of restricted stock, net of forfeitures	32	—	—	—	—	—
Vesting of restricted stock	—	7	(7)	—	—	—
Stock Compensation Expense	—	—	4,245	—	—	4,245
Exercise of stock options	543	5	1,749	—	—	1,754
Exercise of stock warrants	579	6	4,994	—	—	5,000
Repurchase of common stock	(165)	(2)	(1,034)	—	—	(1,036)
Comprehensive loss:
Net loss	—	—	—	(42,691)	—	(42,691)
Total comprehensive loss	—	—	—	—	—	(42,691)
Balance at December 31, 2013	97,905	973	373,418	(359,023)	—	15,368
Vesting of restricted stock	—	6	(6)	—	—	—
Stock compensation expense	—	—	6,157	—	—	6,157
Exercise of stock options	492	5	1,826	—	—	1,831
Repurchase of common stock	(171)	(2)	(1,304)	—	—	(1,306)
Comprehensive loss:
Net income	—	—	—	18,150	—	18,150
Total comprehensive income	—	—	—	—	—	18,150
Balance at December 31, 2014	98,226	$982	$380,091	$(340,873)	$—	$40,200

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of structural and related building products for residential new construction in the United States. We serve 34 markets in 9 states, principally in the southern and eastern United States. We have 56 distribution centers and 55 manufacturing facilities, many of which are located on the same premises as our distribution centers. We serve a broad customer base ranging from production homebuilders to small custom homebuilders.

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

We issued detachable warrants in 2011, which are measured at fair value on a recurring basis as discussed in Note 9.

Accounts Receivable

We extend credit to qualified professional homebuilders and contractors, in many cases on a non-collateralized basis. The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current economic conditions that may affect the borrower’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible. Other receivables consist primarily of vendor rebates receivable.

Accounts receivable consisted of the following at December 31:

	2014	2013
	(In thousands)
Trade receivables	$142,204	$136,359
Other	9,301	10,282
Accounts receivable	151,505	146,641
Less: allowance for returns and doubtful accounts	3,153	3,605
Accounts receivable, net	$148,352	$143,036

The following table shows the changes in our allowance for doubtful accounts:

	2014	2013	2012
	(In thousands)
Balance at January 1,	$2,413	$1,864	$1,441
Additions charged to expense	(274)	900	751
Deductions (write-offs, net of recoveries)	(405)	(351)	(328)
Balance at December 31,	$1,734	$2,413	$1,864

We also establish reserves for credit memos and customer returns. The reserve balance was $1.4 million, $1.2 million, and $1.0 million at December 31, 2014, 2013, and 2012, respectively. The activity in this reserve was not significant for each year presented.

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

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $79.7 million, $71.1 million and $58.5 million in 2014, 2013 and 2012, respectively.

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

Deferred Loan Costs and Debt Discount

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Loan costs incurred are amortized using either the straight-line method or the effective interest method. Debt discount is amortized over the life of the related debt using the effective interest method. Amortization of deferred loan costs and the debt discount are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 9.

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

Long-Lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in our judgment, that the carrying value of such assets may not be recoverable. The determination of whether or not impairment exists is based on our estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying value of the assets. If impairment is indicated, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying value is greater than estimated fair value. The net carrying value of assets identified to be disposed of in the future is compared to their estimated fair value, usually the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change. Asset impairment charges are presented in the consolidated statements of operations and comprehensive income (loss) for the respective years.

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

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2014	2013	2012
	(In thousands)
Weighted average shares for basic EPS	98,050	96,449	95,463
Dilutive effect of options	2,472	—	—
Weighted average shares for diluted EPS	100,522	96,449	95,463

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings Per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 27,000 restricted stock shares included in our basic EPS calculation for 2014 as we generated net income. There were 610,000 and 1,229,000 restricted stock shares excluded from the computation of basic EPS in 2013, and 2012, respectively, because we generated a net loss.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 6,246,000 options, 700,000 warrants, and 1,855,000 restricted stock units (“RSUs”) for 2014. In addition, $0.5 million of income due to fair value adjustments related to the warrants was excluded from net income in the computation of diluted EPS for 2014. Options to purchase 4,933,000, and 5,514,000 shares of common stock were not included in the computations of diluted EPS in 2013, and 2012, respectively, because their effect was anti-dilutive. Warrants to purchase 700,000 and 1,600,000 shares of common stock were not included in the computations of diluted EPS in 2013 and 2012 because their effect was anti-dilutive.

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

Stock-based Compensation

We have four stock-based employee compensation plans, which are described more fully in Note 10. We issue new common stock shares upon exercises of stock options, grants of restricted stock, and vesting of RSUs.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

	2014	2012
Expected life	5.8 years	6.0 years
Expected volatility	92.1%	94.4%
Expected dividend yield	0.00%	0.00%
Risk-free rate	1.83%	1.18%

The expected life represents the period of time the options are expected to be outstanding. We used the simplified method for determining the expected life assumption due to limited historical exercise experience on our stock options. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We did not grant any stock option awards in 2013.

Recently Issued Accounting Pronouncements

In January 2015 the FASB issued an update to the existing guidance under the Income Statement topic of the Codification.  This update eliminates the concept of extraordinary items and the requirement to assess whether an event or transaction is both unusual in nature and infrequent in occurrence and to separately present any such items on the statement of operations after income from continuing operations. Under the updated guidance such items will either be presented as a separate component of income from continuing operations or disclosed in the notes to the financial statements. This guidance is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption, but not required. The guidance allows either prospective or retrospective methods of adoption. We do not currently expect that the adoption of this update will have an impact on our financial statements.

In November 2014 the FASB issued an update to the existing guidance under the Business Combinations topic of the Codification. This update allows, but does not require, an acquired entity to apply pushdown accounting in its stand-alone financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The decision to apply pushdown accounting may be made independently for each change in control event. This new guidance was effective on November 18, 2014 and can be applied retrospectively. This updated guidance did not have an impact on our financial statements. We will assess the need to apply pushdown accounting for future acquisitions on an individual basis, when necessary.

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

In April 2014, the FASB issued an update to the existing guidance under the Presentation of Financial Statements and Property, Plant, and Equipment topics of the Codification. This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the previous guidance any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results to be presented as a discontinued operation. This update is effective for fiscal years, and interim periods beginning after December 15, 2014. Early adoption is permitted, but not required. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. We do not expect that the adoption of this update will have an impact on our financial statements.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012.

3. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2014	2013
	(In thousands)
Land	$17,334	$14,437
Buildings and improvements	64,776	58,974
Machinery and equipment	113,609	100,109
Furniture and fixtures	18,936	17,734
Construction in progress	13,341	4,978
Property, plant and equipment	227,996	196,232
Less: accumulated depreciation	152,317	146,840
Property, plant and equipment, net	$75,679	$49,392

Depreciation expense was $8.5 million, $8.9 million and $10.7 million, of which $2.5 million, $2.4 million and $3.1 million was included in cost of sales, in 2014, 2013, and 2012, respectively.

4. Discontinued Operations

In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors, including the unfavorable conditions that affected our industry and a poor competitive position which prevented us from generating profitable results. We completed our exit plan in the second quarter of 2009 and have no further significant, continuing involvement in these operations. The cessation of operations in these markets was treated as discontinued operations as they had distinguishable cash flow and operations that have been eliminated from our ongoing operations. As a result, the operating results of the Ohio market for the current and prior periods have been aggregated and reclassified as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012.

We recognized $0.4 million, $0.4 million, and $1.3 million of expense in 2014, 2013 and 2012, respectively, which was primarily related to future minimum lease obligations on closed facilities, and revisions to sub-rental income estimates. These amounts are included in loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012, respectively.

In December 2012, an Ohio facility met the criteria for held for sale classification. As such, it was reclassified from property, plant, and equipment to other assets. We recorded a $1.1 million impairment charge to adjust the value of this property to its fair value. This amount was included in loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2012. In April 2013, this facility was sold and the resulting gain of approximately $0.2 million was included in loss from discontinued operations in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2013.

An analysis of our facility closure reserves related to our discontinued operations for the periods reflected is as follows:

	2012	Additions	Payments	2013	Additions	Payments	2014
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$2,611	$373	$(867)	$2,117	$417	$(772)	$1,762

The facility and other exit cost reserves related to our discontinued operations at December 31, 2014 were $1.8 million, of which $1.0 million is recorded as other long-term liabilities. The reserves are primarily related to future minimum lease payments on vacated facilities.

Our loss before income taxes attributable to our discontinued operations were $0.4 million, $0.3 million, and $2.4 million for the years ended December 31, 2014, 2013, and 2012, respectively.

5. Acquisitions

On June 30, 2014 the Company acquired certain assets and the operations of Slone Lumber Company, Inc. (“Slone”) for $8.7 million in cash (including certain adjustments). Based in Houston, Texas, Slone is a full-line building materials supplier. Slone’s product offerings include lumber, engineered beams, interior and exterior door units, moulding, trim, and cabinets. Slone also offers installation services on exterior doors, shutters, and cabinets.

On July 31, 2014 the Company acquired certain assets and the operations of West Orange Lumber Company, Inc. (“West Orange”) for $9.8 million in cash (including certain adjustments). Based in Groveland, Florida, West Orange supplies lumber, roof and floor trusses, custom windows and doors, as well as installation services, to both residential homebuilders and commercial contractors in central Florida.

On August 6, 2014 the Company acquired certain assets and the operations of Truss Rite, LLC (“Truss Rite”) for $14.6 million in cash (including certain adjustments). Based in Sherman, Texas Truss Rite primarily manufactures wood roof and floor trusses for large multi-family and commercial projects throughout Texas and parts of Oklahoma. Truss Rite predominately serves developers and general contractors in the multi-family residential housing sector.

On October 1, 2014 the Company acquired certain assets and the operations of Trim Tech of Austin, Inc. (“Trim Tech”) for $19.4 million in cash (including certain adjustments). Trim Tech is based in Hutto, Texas, which is approximately 30 miles north of downtown Austin. Trim Tech is a turn-key supplier of custom cabinets, interior and exterior doors, stair parts, and custom millwork and molding.

On December 22, 2014 the Company acquired certain assets and the operations of Empire Truss, Ltd. (“Empire”) for $16.8 million in cash (including certain adjustments). Empire is a Texas-based manufacturer of custom designed roof trusses and floor trusses, and a distributor of engineered wood products with its primary operations located in Huntsville, Texas, approximately 65 miles north of downtown Houston. Empire also operates a manufacturing facility in Ferris, Texas, which is 20 miles southeast of Dallas.  Empire’s primary focus is on multi-family and light commercial customers.

These transactions were accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from their respective acquisition dates. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The allocations shown in the table below are preliminary and are subject to adjustment. Pro forma results of operations are not presented as these acquisitions are not material individually or in the aggregate.

We incurred $0.6 million in acquisition related costs during the year ended December 31, 2014. These costs include due diligence costs and transaction costs to complete the acquisitions, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition dates for Slone, West Orange, Truss Rite, Trim Tech, and Empire (in thousands):

Accounts Receivable	$9,544
Inventory	5,417
Property, plant and equipment	8,580
Other intangible assets (Note 7)	17,467
Other assets	34
Goodwill (Note 6)	28,581
Current liabilities	(286)
Total net assets acquired	$69,337

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Balance as of January 1,
Goodwill	$155,829	$155,829
Accumulated impairment losses	(44,636)	(44,636)
	111,193	111,193
Acquisitions and other purchase price adjustments	28,581	—
Balance as of December 31,
Goodwill	$184,410	$155,829
Accumulated impairment losses	(44,636)	(44,636)
	$139,774	$111,193

In 2014 the change in the carrying amount of goodwill is attributable to our acquisitions of Slone, West Orange, Truss Rite, Trim Tech, and Empire. The amounts allocated to goodwill as a result of these acquisitions is preliminary. There were no changes to the carrying amount of goodwill in 2013. The amount allocated to goodwill is attributable to the assembled workforce of the acquired companies as well as the synergies expected to arise as a result of these acquisitions. All of the goodwill recognized from these acquisitions is expected to be deductible for tax purposes. The goodwill recognized from these acquisitions will be amortized ratably over a 15 year period for tax purposes.

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

We recorded no goodwill impairment charges in 2014, 2013, and 2012.

7. Intangible Assets

The following table presents intangible assets as of December 31:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$18,423	$(2,695)	$3,334	$(2,507)
Non-compete agreements	392	(31)	—	—
Trade names	1,234	(95)	—	—
Total intangible assets	$20,049	$(2,821)	$3,334	$(2,507)

In connection with the acquisitions of Slone, West Orange, Truss Rite, Trim Tech, and Empire we recorded intangible assets of $17.5 million, which includes $1.2 million of trade names, $0.4 million of non-compete agreements and $15.9 million of customer relationships. The amounts allocated to intangible assets as a result of these acquisitions is preliminary. The weighted average useful lives of the acquired assets are 5.0 years for trade names and non-compete agreements, and 10.3 years for customer relationships.

During the years ended December 31, 2014, 2013, and 2012, we recorded amortization expense in relation to the above-listed intangible assets of $1.1 million, $0.4 million, and $0.4 million, respectively. The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2015	$2,281
2016	2,162
2017	1,995
2018	1,995
2019	1,783

8. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2014	2013
	(In thousands)
Accrued payroll and other employee related expenses	$18,974	$11,585
Accrued taxes	9,167	8,439
Self-insurance reserves	10,386	7,939
Accrued interest	2,329	2,227
Facility closure reserves	1,646	1,568
Casualty claims in excess of retained loss limit	11,335	2,085
Deferred revenue	4,665	5,540
Other	7,723	5,927
Total accrued liabilities	$66,225	$45,310

9. Long-Term Debt

Long-term debt consisted of the following at December 31:

	2014	2013
	(In thousands)
2021 notes	350,000	350,000
2013 facility	30,000	—
Other long-term debt*	3,904	3,971
	383,904	353,971
Less: current portion of long-term debt	30,074	67
Total long-term debt, net of current maturities	$353,830	$353,904

*

We completed construction on a new multi-purpose facility during 2006. Other long-term debt represents an unfunded lease obligation for this facility. For accounting purposes, we are deemed the owner. As a result, the building and the long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other debt, respectively.

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

First-Lien Term Loan and Letter of Credit Facilities

In December 2011, we completed a $160.0 million first-lien term loan (“term loan”) that included detachable warrants that allow for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share. These warrants were exercisable immediately upon issuance and expire in December 2018. The warrant agreement contains certain settlement adjustment features which preclude the warrants from being considered to be indexed to our stock. Specifically, it includes a “down-round” provision that requires an adjustment to be made to the exercise price and number of warrants upon the Company issuing additional common shares or convertible securities at a price that is less than the exercise price of the warrants at that time. This adjustment would be required even if the issue price of the common shares or convertible securities was at-market. As such, the outstanding warrants are considered to be derivative financial instruments and are classified as liabilities. As of December 31, 2014 there were 0.7 million warrants outstanding.

At the same time, we entered into a $20.0 million stand-alone letter of credit facility (“stand-alone facility”). The term loan and the stand-alone facility were both scheduled to mature on September 30, 2015. The term loan, which was issued at 97%, provided $119.6 million of net proceeds after repaying the $20.0 million outstanding under the existing senior secured revolving credit facility, using $14.2 million to collateralize letters of credit outstanding under the new stand-alone facility, and paying fees and expenses related to this transaction

In December of 2012, we amended our first-lien term loan to enhance our liquidity position to support both current and anticipated increases in sales volume. Terms of the amendment included increasing the principal amount by $65.0 million, reducing the minimum cash requirement from $35.0 million to $15.0 million, adding a new $15.0 million letter of credit sub-facility (“sub-facility”), and increasing the minimum specified collateral value to $225.0 million, contingent upon maintaining certain levels of qualified cash. The additional term loan amount, which was issued at 95.5%, provided $60.9 million of net proceeds after paying fees and expenses related to the transaction.

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

Senior Secured Notes due 2021

As of December 31, 2014, we have $350.0 million outstanding in aggregate principal amount of 2021 notes that mature on June 1, 2021. The 2021 notes were issued pursuant to an indenture, dated as of May 29, 2013 (“Indenture”), by and between us, certain of our subsidiaries, as guarantors (“Guarantors”), and Wilmington Trust, National Association, as trustee and notes collateral agent (“Trustee”). Interest accrues on the 2021 notes at a rate of 7.625% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year.

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

2013 Senior Secured Revolving Credit Facility

The 2013 facility provides for a $175.0 million revolving credit line to be used for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived primarily from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. The 2013 facility is scheduled to mature on May 29, 2018. At December 31, 2014, the net borrowing availability under the 2013 facility totaled $129.4 million after being reduced by outstanding letters of credit of approximately $15.6 million and $30.0 million of borrowings currently outstanding.  During the third quarter of 2014 we borrowed $30.0 million under the 2013 facility at a weighted-average interest rate of 1.98%.  During the second quarter of 2013 we borrowed and repaid $30.0 million under the 2013 facility at a weighted-average interest rate of 4.0%.

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

The 2013 facility contains certain restrictive covenants, which, among other things, relate to the incurrence of indebtedness, payment of dividends, repurchase of common stock, distributions, asset sales and investments. The agreement also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability, defined as the sum of our net borrowing availability plus qualified cash, falls below the greater of $17.5 million or 10% of the maximum borrowing amount. Qualified cash is defined as cash on deposit that is subject to a control agreement in favor of the agent. As of December 31, 2014, our excess availability was $146.1 million, which includes $129.4 million in net borrowing availability and $16.7 million in qualified cash. The agreement governing the 2013 facility also includes customary events of default, including change of control. If an event of default occurs, the lenders under the 2013 facility would be entitled to take various actions, including the acceleration of amounts due under the revolver and all actions permitted to be taken by a secured creditor (subject to the terms of the ABL/Bond Intercreditor Agreement).

At December 31, 2014, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

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

The only financial instruments measured at fair value on a recurring basis were our warrants.

The tables below present the effect of our derivative financial instrument on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31 (in thousands):

Derivative Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2014	2013	2012
Warrants	Interest expense, net	455	(1,502)	(4,992)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of December 31, 2014	Fair Value Measurement as of December 31, 2014	Carrying Value As of December 31, 2013	Fair Value Measurement as of December 31, 2013
Warrants (included in Other long-term liabilities)	$3,375	$3,375	$3,830	$3,830

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at December 31, 2014 was approximately $356.8 million and was determined using Level 2 inputs based on market prices.

Other Long-Term Debt

In 2006, we completed construction on a new multi-purpose facility. Based on the evaluation of the construction project in accordance with the Leases topic of the Codification, we were deemed the owner of the facility during the construction period. Effectively, a sale and leaseback of the facility occurred when construction was completed and the lease term began. This transaction did not qualify for sale-leaseback accounting. As a result, the building and the long-term lease obligation are included on the consolidated balance sheet as a component of fixed assets and other long-term debt, respectively.

Future maturities of long-term debt as of December 31, 2014 were as follows (in thousands):

Year ending December 31,
2015	$30,074
2016	83
2017	92
2018	102
2019	113
Thereafter	353,440
Total long-term debt (including current portion)	$383,904

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. The maximum number of common shares reserved for the grant of awards under the 2014 Plan is 5.0 million, subject to adjustment as provided by the 2014 Plan. All 5.0 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a four year period. As of December 31, 2014, 3.7 million shares were available for issuance under the 2014 Plan.

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. In January 2010, our shareholders approved an amendment to our 2007 Plan which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 7.0 million, subject to adjustment as provided by the 2007 Plan. No more than 7.0 million shares may be made subject to options SARs granted under the 2007 Plan, and no more than 3.5 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Historically, awards granted under the 2007 Plan generally vest ratably over a three to four-year period. As of December 31, 2014, 25,000  shares were available for issuance under the 2007 Plan, 25,000  of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan (“2005 Plan”), we are authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. The maximum number of common shares reserved for the grant of awards under the 2005 Plan is 2.2 million, subject to adjustment as provided by the 2005 Plan. No more than 2.2 million shares may be made subject to options or SARs granted under the 2005 Plan, and no more than 1.1 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2005 Plan may not have a term exceeding 10 years from the date of grant. The 2005 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Other specific terms for awards granted under the 2005 Plan shall be determined by our board of directors (or a committee of its members). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period. As of December 31, 2014, 2,700 shares were available for issuance under the 2005 Plan, 2,700 of which may be made subject to stock-based awards other than options or SARs.

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

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2013	4,933	$4.01
Granted	1,817	$7.67
Exercised	(492)	$3.72
Forfeited	(12)	$7.05
Outstanding at December 31, 2014	6,246	$5.09	6.4	$12,782
Exercisable at December 31, 2014	4,379	$4.04	5.2	$12,614

The outstanding options at December 31, 2014 include options to purchase 4,113,000 shares granted under the 2007 Plan, 1,319,000 shares granted under the 2005 Plan and 814,000 shares granted under the 1998 Plan. As of December 31, 2014, options to purchase 2,796,000 shares under the 2007 Plan, 769,000 shares under the 2005 Plan and 814,000 shares under the 1998 Plan awards were exercisable. The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2012 were $5.71 and $2.83, respectively. No option awards were granted during 2013. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 were $2.0 million $1.8 million and $0.4 million, respectively. We realized no tax benefits for stock options exercised during the years ended December 31, 2014, 2013 and 2012.

Outstanding and exercisable stock options at December 31, 2014 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15	814	$3.15	7.8	814	$3.15
$3.19 - $3.72	2,652	$3.21	5.2	2,598	$3.20
$6.70 - $7.15	967	$7.06	3.3	967	$7.06
$7.67	1,813	$7.67	9.1	—	$—
$3.15 - $7.67	6,246	$5.09	6.4	4,379	$4.04

The following table summarizes restricted stock activity for the year ended December 31, 2014 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	610	$3.42
Granted	—	$—
Vested	(583)	$3.40
Forfeited	—	$—
Nonvested at December 31, 2014	27	$3.72

The outstanding restricted stock units (“RSUs”) at December 31, 2014 include 1,300,000 units granted under the 2014 Plan and 555,000 units granted under the 2007 Plan. The weighted average grant date fair value of RSUs granted during the year ended December 31, 2014 was $7.48. No RSUs were granted during 2013 or 2012.

The following table summarizes restricted stock unit activity for the year ended December 31, 2014 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	—	$—
Granted	1,858	$7.48
Vested	—	$—
Forfeited	(3)	$7.52
Nonvested at December 31, 2014	1,855	$7.48

Our results of operations included stock compensation expense of $6.2 million ($6.2 million net of taxes), $4.2 million ($4.2 million net of taxes) and $3.6 million ($3.6 million net of taxes) for the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of options vested during the years ended December 31, 2014, 2013, and 2012 were $3.0 million, $3.0 million and $3.1 million, respectively. The total fair value of restricted stock vested during the years ended December 31, 2014, 2013 and 2012 were $2.0 million, $2.1 million and $2.0 million, respectively. There were no RSUs which vested in 2014, 2013, or 2012.

As of December 31, 2014, there was $17.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

11. Facility Closure Costs

In 2014, we recognized $0.5 million in expense primarily related to the minimum future lease obligations on a facility in Tennessee, which was closed in 2014, return condition obligations on a previously closed facility in South Carolina, and revised sub-rental income estimates on a previously closed facility in Tennessee. We recognized this expense in facility closure costs and interest expense, net in the accompanying consolidated statement of operations and comprehensive income (loss).

In 2013, we recognized $0.1 million in expense primarily related to revisions of sub-rental income estimates on a previously closed facility in Tennessee and future minimum lease obligations on our vacated facilities, net of estimated sub-rental income. We recognized this expense in facility closure costs and interest expense, net in the accompanying consolidated statement of operations and comprehensive income (loss). There were no new facility closures in 2013.

In 2012 we recognized $1.1 million in expense, which was primarily related to revisions of sub-rental income estimates on two previously closed facilities in South Carolina and Tennessee and future minimum lease obligations on our vacated facilities, net of estimated sub-rental income. Of the $1.1 million expense we recognized during 2012, $1.0 million was included in facility closure costs and $0.1 million was included in interest expense, net in the accompanying consolidated statement of operations and comprehensive income (loss). There were no new facility closures in 2012.

An analysis of our facility closure reserves for the periods reflected is as follows:

	2012	Additions	Payments	2013	Additions	Payments	2014
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$2,834	$82	$(1,216)	$1,700	$515	$(1,068)	$1,147

The facility and other exit cost reserves of $1.1 million at December 31, 2014, of which $0.3 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.

As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market we may temporarily close, or idle, facilities with plans to reopen these facilities once demand returns to the market. At December 31, 2014, we had four idled facilities; two in Florida and two in South Carolina. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in our markets worsen, or recovery take significantly longer than forecasted, we may temporarily idle or permanently close additional facilities, at which time we may incur additional facility closure costs or asset impairment charges. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We continuously monitor economic conditions in all our markets, and while at the present time there are no plans to close or idle additional facilities, changes in market conditions may warrant future closings or idling of facilities.

12. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Current:
Federal	$—	$(594)	$—
State	587	446	119
	587	(148)	119
Deferred:
Federal	457	827	378
State	67	90	80
	524	917	458
Income tax expense	$1,111	$769	$577

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2014	2013
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$1,764	$1,897
Insurance reserves	4,461	3,596
Facility closure reserves	1,128	1,486
Stock-based compensation expense	8,066	7,943
Accounts receivable	658	921
Inventories	6,394	5,117
Operating loss and credit carryforwards	106,593	116,926
Goodwill and other intangible assets	1,999	2,593
Property, plant and equipment	5,931	6,307
Other	512	435
	137,506	147,221
Valuation allowance	(133,183)	(143,682)
Total deferred tax assets	4,323	3,539
Deferred tax liabilities related to:
Prepaid expenses	(2,223)	(1,383)
Goodwill and other intangible assets	(8,281)	(7,812)
Total deferred tax liabilities	(10,504)	(9,195)
Net deferred tax liability	$(6,181)	$(5,656)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	5.2	0.1	3.5
Valuation allowance	(36.5)	(36.9)	(36.3)
Permanent differences	1.9	(1.3)	(3.3)
Other	−	1.2	−
	5.6%	(1.9)%	(1.1)%

We have $434.4 million of state operating loss carry-forwards, which includes $2.6 million of state tax credit carry-forwards expiring at various dates through 2032. We also have $254.5 million of federal net operating loss carry-forwards that will expire at various dates through 2033. The federal and state operating loss carry-forwards exclude approximately $6.7 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2014. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, among other matters, the reversal of existing deferred tax liabilities, historical and forecasted taxable income, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

Poor housing market conditions have contributed to our cumulative loss position for the past several years. While we generated income in 2014, we still have a cumulative loss for the three year period ending December 31, 2014. We believe this, as well as uncertainty around the extent and timing of the housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of December 31, 2014.

In 2014, we reduced our valuation allowance by $7.2 million due to the utilization of net operating losses against federal and state taxable income.  In 2013, we recorded a valuation allowance of approximately $15.3 million related to our continuing operations, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. In 2012, we recorded a valuation allowance of approximately $19.6 million related to our continuing operations.

Without continued improvement in housing activity, we could be required to establish additional valuation allowances. However, we had positive earnings before taxes in 2014. To the extent we continue to generate sufficient taxable income in the same jurisdictions in the future to utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowance. We currently estimate that we will likely transition into a three year cumulative income position on a rolling three year period at some time during the year ending December 2015. However, there continues to be uncertainty around housing market projections. Simply coming out of a cumulative loss is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there are other offsetting negative factors. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets.

We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base our estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results, and future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as the residential homebuilding industry’s cyclicality and sensitivity to changes in economic conditions, it is possible that actual results could differ from the estimates used in previous analyses.

Accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position.

The following table shows the changes in our valuation allowance:

	2014	2013	2012
	(In thousands)
Balance at January 1,	$143,682	$127,700	$112,392
Additions charged to expense:
Continuing operations	—	15,878	19,559
Discontinued operations	131	178	905
Reductions credited to expense:
Continuing operations	(7,178)	—	—
Discontinued operations	—	—	—
Deductions	(3,452)	(74)	(5,156)
Balance at December 31,	$133,183	$143,682	$127,700

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2014, 2013 or 2012. We had a total of $0.3 million and $0.2 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2014 and 2013, respectively.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2014	2013	2012
	(In thousands)
Balance at January 1,	$950	$2,080	$2,257
Tax positions taken in prior periods:
Gross increases	2	—	22
Gross decreases	—	—	(64)
Tax positions taken in current period:
Gross increases	13	11	7
Settlements with taxing authorities	—	—	(142)
Lapse of applicable statute of limitations	(587)	(1,141)	—
Balance at December 31,	$378	$950	$2,080

The balance for uncertain tax positions was $0.4 million as of December 31, 2014 excluding penalties and interest. If this balance were recognized, the tax provision would decrease by $0.2 million excluding the impact to the valuation allowance.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2004. We report in 17 states with various years open to examination.

13. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible after completing six months of employment to participate in the Builders FirstSource, Inc. 401(k) Plan. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $0.4 million, $0.4 million and $0.3 million in 2014, 2013 and 2012, respectively, for contributions to the plan.

14. Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and they generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. Total rent expense under operating leases was approximately $25.4 million, $20.5 million and $19.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $2.8 million as of December 31, 2014. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2015	$636	$24,554
2016	333	21,756
2017	285	18,071
2018	242	15,979
2019	227	9,257
Thereafter	1,078	16,618
	$2,801	$106,235

*	Includes related party future minimum commitments for noncancelable operating leases.

As of December 31, 2014, we had outstanding letters of credit totaling $15.6 million under our 2013 Facility that principally support our self insurance programs.

We received $0.6 million from litigation settlements in 2012. These settlements were recorded as a reduction of selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income (loss) in 2012.

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

Sales by product category were as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Prefabricated components	$330,852	$294,008	$203,687
Windows & doors	356,897	308,607	233,111
Lumber & lumber sheet goods	522,655	526,633	348,132
Millwork	160,242	136,883	104,165
Other building products & services	233,450	223,761	181,581
Total sales	$1,604,096	$1,489,892	$1,070,676

16. Related Party Transactions

An affiliate of JLL Partners, Inc. was a principal beneficial owner of PGT, Inc. until late 2013. Floyd F. Sherman, our chief executive officer, serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $6.3 million, $5.0 million and $4.4 million in 2014, 2013 and 2012, respectively. We had accounts payable to PGT, Inc. in the amounts of $0.8 million and $0.5 million as of December 31, 2014 and 2013, respectively.

In 2014, 2013 and 2012, we paid approximately $0.9 million, $0.8 million and $1.2 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders and local homebuilders. For the year ended December 31, 2014, our top 10 customers accounted for approximately 25.1% of our sales, and no single customer accounted for more than 8% of sales.

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 10% of our total materials purchased in 2014.

18. Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2014	2013	2012
	(In thousands)
Cash payments for interest	$28,338	$78,232	$37,846
Cash payments (refunds) for income taxes	456	407	281

19. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2014 and 2013 (in thousands, except per share amounts):

	2014
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$345,909		$426,543		$434,907		$396,737
Gross margin	74,915		93,799		97,647		90,636
Income (loss) from continuing operations	(3,312	)(1)	10,620	(2)	8,739	(3)	2,511	(4)
Loss from discontinued operations, net of tax	(72)		(11)		(235)		(90)
Net income (loss)	(3,384)		10,609		8,504		2,421
Basic net income (loss) per share
Income (loss) from continuing operations	$(0.03	)(1)	$0.11	(2)	$0.09	(3)	$0.02	(4)
Loss from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)
Net income (loss)	$(0.03)		$0.11		$0.09		$0.02
Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.03	)(1)	$0.09	(2)	$0.07	(3)	$0.02	(4)
Loss from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)
Net income (loss)	$(0.03)		$0.09		$0.07		$0.02

	2013
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$319,702		$398,148		$402,931		$369,111
Gross margin	62,347		82,232		92,494		82,847
Income (loss) from continuing operations	(11,605	)(5)	(48,289	)(6)	12,952	(7)	4,577	(8)
Income (loss) from discontinued operations, net of tax	(203)		83		(158)		(48)
Net income (loss)	(11,808)		(48,206)		12,794		4529
Basic and diluted net income (loss) per share
Income (loss) from continuing operations	$(0.12	)(5)	$(0.50	)(6)	$0.13	(7)	$0.05	(8)
Income (loss) from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)
Net income (loss)	$(0.12)		$(0.50)		$0.13		$0.05

(1)	Includes fair value adjustments for the warrants of $1.2 million as discussed in Note 9 and a valuation allowance of $1.0 million as discussed in Note 12.
(2)	Includes fair value adjustments for the warrants of $(1.2) million as discussed in Note 9, and a valuation allowance of $(4.1) million as discussed in Note 12.
(3)

Includes fair value adjustments for the warrants of $(1.3) million as discussed in Note 9, facility closure costs of $0.1 million as discussed in Note 11, and a valuation allowance of $(3.3) million as discussed in Note 12.

(4)

Includes fair value adjustments for the warrants of $0.9 million as discussed in Note 9, facility closure costs of $0.2 million as discussed in Note 11, and a valuation allowance of $(0.9) million as discussed in Note 12.

(5)	Includes fair value adjustments for the warrants of $0.4 million as discussed in Note 9 and a valuation allowance of $4.4 million as discussed in Note 12.
(6)

Includes a pre-payment premium on the term loan of $39.5 million as discussed in Note 9, debt discount write-off of $6.8 million as discussed in Note 9, debt issuance cost write-off of $2.1 million as discussed in Note 9, fair value adjustments for the warrants of $0.3 million as discussed in Note 9, and a valuation allowance of $17.0 million as discussed in Note 12.

(7)

Includes fair value adjustments for the warrants of $(0.2) million as discussed in Note 9, facility closure costs of $(0.2) million as discussed in Note 11, and a valuation allowance of $(3.4) million as discussed in Note 12.

(8)

Includes fair value adjustments for the warrants of $0.9 million as discussed in Note 9, facility closure costs of $0.1 million as discussed in Note 11, and a valuation allowance of $(2.6) million as discussed in Note 12.

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

20. Subsequent Event

On February 6, 2015 the Company acquired certain assets and the operations of Timber Tech Texas, Inc. (“Timber Tech”) for $5.8 million in cash (including certain adjustments). Timber Tech is based in Cibolo, Texas, which is approximately 25 miles northeast of downtown San Antonio. Timber Tech is a manufacturer of roof trusses, floor trusses, wall panels and sub-components, as well as a supplier of glue laminated timber and veneer lumber beams.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2014, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, Endurance International Group (“EIG”) and Santander Asset Management Investment Holdings Limited (“SAMIH”).  EIG and SAMIH may therefore be deemed to be under common “control” with us.  However, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIG and SAMIH and their non-U.S. affiliates that may be deemed to be under common “control” with us.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH or EIG.  Neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure, nor do we or WP undertake any obligation to correct or update it.

As to EIG:

We understand that EIG’s affiliates intend to disclose in their next annual or quarterly SEC report that: “on July 2, 2013, the billing information for a subscriber account, or the Subscriber Account was updated to include Seyed Mahmoud Mohaddes, or Mohaddes. On September 16, 2013, the Office of Foreign Assets Control, or OFAC, designated Mohaddes as a Specially Designated National, or SDN, pursuant to 31 C.F.R. Part 560.304. On or around September 26, 2014, during a routine compliance scan of new and existing subscriber accounts, EIG discovered that Mohaddes, a SDN, was named as an account contact for the Subscriber Account. EIG promptly suspended the Subscriber Account, locked the domain name IOCUKLTD.COM, which was registered to the Subscriber Account, and reported the domain name to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13599. Since September 16, 2013, when Mohaddes was added to the SDN list, charges in the total amount of $120.35 were made to the Subscriber Account for web hosting and domain privacy services. EIG has ceased billing for the Subscriber Account. To date, EIG has not received any correspondence from OFAC regarding this matter.”

“On July 10, 2014, OFAC designated each of Stars Group Holding, or Stars, and Teleserve Plus SAL, or Teleserve, as SDNs under Executive Order 13224, and their property became subject to blocking pursuant to the Global Terrorism Sanctions Regulations, 31 C.F.R. Part 594. On July 15, 2014, as part of EIG’s compliance review processes, EIG discovered that the domain names associated with each of Stars, STARSCOM.NET, and Teleserve, TELESERVEPLUS.COM, or collectively, the Stars/Teleserve Domain Names, were registered through EIG’s platform. EIG immediately took steps to suspend and lock the Stars/Teleserve Domain Names to prevent them from being transferred or resolving to a website, and EIG promptly reported the Domain Names as potentially blocked property to OFAC. EIG did not generate any revenue from the Stars/Teleserve Domain Names between when they were added to the SDN list on July 10, 2014 and when EIG discovered that they were registered through EIG’s platform on July 15, 2014. To date, EIG has not received any correspondence from OFAC regarding the matter.”

“On July 15, 2014 during a compliance scan of all domain names on one of our platforms, EIG identified the domain name KAHANETZADAK.COM, or the Domain Name, which was listed as an ‘also known as,’ or AKA, of the entity Kahane Chai which operates as the American Friends of the United Yeshiva. Kahane Chai was designated as a SDN on November 2, 2001 pursuant to Executive Order 13224. Because the Domain Name was transferred into a customer account of one of EIG’s resellers, there was no direct financial transaction between EIG and the registered owner of the Domain Name. The Domain Name was suspended upon EIG’s discovering it on EIG’s platform, and EIG reported the Domain Name to OFAC as potentially the property of a SDN. To date, EIG have not received any correspondence from OFAC regarding the matter.”

As to SAMIH:

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout 2014. No revenue has been generated by Santander UK on these accounts.  The bank account held for one of these customers was closed in the fourth quarter of 2014.”

“An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In 2014, total revenue in connection with the mortgage was approximately £2,580 and net profits were negligible relative to the overall profits of Santander UK. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  Total revenue for the Santander Group in connection with the investment accounts was £250 and net profits in 2014 were negligible relative to the overall profits of Banco Santander, S.A.”

“In addition, during the third quarter 2014, Santander UK identified two additional customers: a UK national designated by the U.S. under the NPWMD sanctions program held a business account.  No transactions were made and the account was closed in the fourth quarter of 2014.  No revenue or profit has been generated.  A second UK national designated by the US for reasons of terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter of 2014. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible.  No transactions took place on the credit card.”

PART III

Item  10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2015 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2015 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 27, 2015 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2015 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2015 under the caption “Proposal 2 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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
10.9+

Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.10+

2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.11+

Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.12+

2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.13+

2012 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012, File Number 0-51357)

10.14+

Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.15+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.16+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.17+

2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.18+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.19+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 5, 2014, File Number 0-51357)

10.20+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.21+

2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.22*+	2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate
10.23+

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

10.27+

Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.28+

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

Exhibit Number	Description
101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on March 3, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets at December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to Consolidated Financial Statements.

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

March 3, 2015

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

Signature	Title	Date

/s/ FLOYD F. SHERMAN	Chief Executive Officer and Director	March 3, 2015
Floyd F. Sherman	(Principal Executive Officer)

/s/ M. CHAD CROW	President, Chief Operating Officer and Chief Financial	March 3, 2015
M. Chad Crow	Officer (Principal Financial and Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	March 3, 2015
Paul S. Levy

/s/ DAVID A. BARR	Director	March 3, 2015
David A. Barr

/s/ CLEVELAND A. CHRISTOPHE	Director	March 3, 2015
Cleveland A. Christophe

/s/ DANIEL AGROSKIN	Director	March 3, 2015
Daniel Agroskin

/s/ MICHAEL GRAFF	Director	March 3, 2015
Michael Graff

/s/ ROBERT C. GRIFFIN	Director	March 3, 2015
Robert C. Griffin

/s/ KEVIN J. KRUSE	Director	March 3, 2015
Kevin J. Kruse

/s/ BRETT N. MILGRIM	Director	March 3, 2015
Brett N. Milgrim

/s/ CRAIG A. STEINKE	Director	March 3, 2015
Craig A. Steinke