Form 10-Q
period 2015-03-31
Builders FirstSource, Inc.
filed 2015-05-11
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 7, 2015 was 99,258,338.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Sales	$370,986	$345,909
Cost of sales	287,253	270,994
Gross margin	83,733	74,915
Selling, general and administrative expenses	82,838	69,318
Facility closure costs	254	163
Income from operations	641	5,434
Interest expense, net	7,607	8,828
Loss from continuing operations before income taxes	(6,966)	(3,394)
Income tax expense (benefit)	196	(82)
Loss from continuing operations	(7,162)	(3,312)
Income (loss) from discontinued operations (net of income tax expense of $0 in 2015 and 2014)	92	(72)
Net Loss	$(7,070)	$(3,384)
Comprehensive Loss	$(7,070)	$(3,384)
Basic net loss per share:
Loss from continuing operations	$(0.07)	$(0.03)
Income (loss) from discontinued operations	0.00	(0.00)
Net Loss	$(0.07)	$(0.03)
Diluted loss per share:
Loss from continuing operations	$(0.07)	$(0.03)
Income (loss) from discontinued operations	0.00	(0.00)
Net Loss	$(0.07)	$(0.03)
Weighted average common shares:
Basic	98,204	97,617
Diluted	98,624	97,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,837	$17,773
Accounts receivable, less allowance of $2,962 and $3,153 at March 31, 2015 and December 31, 2014, respectively	157,221	148,352
Inventories	146,824	138,156
Other current assets	24,215	27,259
Total current assets	365,097	331,540
Property, plant and equipment, net	84,734	75,679
Goodwill	141,090	139,774
Intangible assets, net	16,657	17,228
Other assets, net	17,878	18,844
Total assets	$625,456	$583,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,737	$75,868
Accrued liabilities	74,083	66,225
Current maturities of long-term debt	55,076	30,074
Total current liabilities	219,896	172,167
Long-term debt, net of current maturities	353,810	353,830
Other long-term liabilities	17,774	16,868
Total liabilities	591,480	542,865
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 98,537 and 98,226 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	985	982
Additional paid-in capital	380,934	380,091
Accumulated deficit	(347,943)	(340,873)
Total stockholders' equity	33,976	40,200
Total liabilities and stockholders' equity	$625,456	$583,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2015	2014
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(7,070)	$(3,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,152	1,982
Amortization of deferred loan costs	616	585
Fair value adjustment of stock warrants	(167)	1,197
Deferred income taxes	267	(48)
Bad debt expense	(24)	(36)
Stock compensation expense	1,767	982
Net gain on sale of assets	(46)	(1)
Changes in assets and liabilities:
Receivables	(8,490)	(4,531)
Inventories	(7,573)	(12,977)
Other current assets	3,161	806
Other assets and liabilities	183	183
Accounts payable	14,868	21,622
Accrued liabilities	9,219	7,380
Net cash provided by operating activities	9,863	13,760
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,124)	(5,304)
Proceeds from sale of property, plant and equipment	60	2
Cash used for acquisitions, net	(5,797)	-
Net cash used in investing activities	(14,861)	(5,302)
Cash flows from financing activities:
Borrowings under revolving credit facility	25,000	-
Payments of long-term debt and other loans	(18)	(16)
Exercise of stock options	23	904
Repurchase of common stock	(943)	(1,276)
Net cash provided by (used in) financing activities	24,062	(388)
Net change in cash and cash equivalents	19,064	8,070
Cash and cash equivalents at beginning of period	17,773	54,696
Cash and cash equivalents at end of period	$36,837	$62,766

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

The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2014 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2014 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 27,000 and 82,000 restricted stock shares excluded from the computation of basic EPS for the three months ended March 31, 2015 and 2014, respectively, because we generated a net loss.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 0.7 million warrants for the three months ended March 31, 2015. In addition, $0.2 million of income due to fair value adjustments related to the warrants was excluded from our net loss in the computation of diluted EPS for the three months ended March 31, 2015. Warrants to purchase 0.7 million shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2014, because their effect was anti-dilutive. Options to purchase 6.4 million and 6.5 million shares of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2015 and 2014, respectively, because their effect was anti-dilutive. 1.5 million restricted stock units (“RSUs”) were not included in the computation of diluted EPS for the three months ended March 31, 2015 because their effect was anti-dilutive. There were no outstanding RSUs during the three months ending March 31, 2014.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average shares for basic EPS	98,204	97,617
Dilutive effect of warrants	420	−
Weighted average shares for diluted EPS	98,624	97,617

3. Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
2021 notes	$350,000	$350,000
2013 facility	55,000	30,000
Other long-term debt	3,886	3,904
	408,886	383,904
Less: current portion of long-term debt	55,076	30,074
Long-term debt, net of current maturities	$353,810	$353,830

2013 Facility Borrowings

As of March 31, 2015, we have $55.0 million in borrowings outstanding under our $175.0 million senior secured revolving credit facility (“2013 facility”) at a weighted average interest rate of 2.0%. Amounts borrowed under our 2013 facility have been and will continue to be used to fund working capital needs and potential future acquisitions.

Fair Value

The only financial instrument measured at fair value on a recurring basis was our outstanding warrants.

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive loss (in thousands):

Derivative Not Designated as Hedging Instrument	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
		2015	2014
Warrants	Interest expense, net	$167	$(1,197)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of March 31, 2015	Fair Value Measurement as of March 31, 2015	Carrying Value As of December 31, 2014	Fair Value Measurement as of December 31, 2014
Warrants (included in Other long-term liabilities)	$3,207	$3,207	$3,375	$3,375

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at March 31, 2015 was approximately $360.3 million and was determined using Level 2 inputs based on market prices.

4. Employee Stock-Based Compensation

Stock Option Grant

On February 11, 2015, our board of directors granted 142,000 stock options to employees under our 2014 Incentive Plan. All the awards vest at 25% per year at each anniversary of the grant date over four years. The exercise price for the options was $6.35 per share, which was the closing stock price on the grant date. The weighted average grant date fair value of the options was $4.20 and was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life	6.0 years
Expected volatility	75.2%
Expected dividend yield	0.00%
Risk-free rate	1.75%

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

Restricted Stock Units Grant

On February 11, 2015, our board of directors granted 142,000 RSUs to employees under our 2014 Incentive Plan. All of the awards vest at 25% per year at each anniversary of the grant date over the next four years. The grant date fair value for the restricted stock units was $6.35 per share, which was the closing stock price on the grant date.

5. Income Taxes

We have $391.8 million of state operating loss carry-forwards, which includes $2.6 million of state tax credit carry-forwards expiring at various dates through 2032. We also have $263.5 million of federal net operating loss carry-forwards that will expire at various dates through 2033. The federal and state operating loss carry-forwards exclude approximately $6.7 million of gross windfall tax benefits from stock option exercises that have not been recorded as of March 31, 2015. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

Utilization of deferred tax assets could be limited by Section 382 of the Internal Revenue Code which imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis.

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

Poor housing market conditions have contributed to our cumulative loss position for the past several years. While we generated income in 2014, we reported a net loss for the three month period ended March 31, 2015 and have a cumulative loss for the three year period ending March 31, 2015. We believe this, as well as uncertainty around the extent and timing of the housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of March 31, 2015.

We recorded increases to the valuation allowance of $3.1 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively, against the net deferred tax assets generated from the net operating loss during the period related to our continuing operations.

Without continued improvement in housing activity, we could be required to establish additional valuation allowances. However, we had positive earnings before taxes in 2014. To the extent we continue to generate sufficient taxable income in the same jurisdictions in the future to utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowance. We currently estimate that we will likely transition into a three year cumulative income position on a rolling three year period at some time during the year ending December 31, 2015. However, there continues to be uncertainty around housing market projections. Simply coming out of a cumulative loss is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there are other offsetting negative factors. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets. On April 13, 2015 we entered into a Securities Purchase Agreement to acquire all of the operating subsidiaries of ProBuild Holdings LLC. This valuation allowance analysis does not consider the ProBuild acquisition since it has not closed. For more information related to the ProBuild acquisition see Note 10.

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

Sales by product category for the three month periods ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Prefabricated components	$78,842	$70,490
Windows & doors	84,955	76,275
Lumber & lumber sheet goods	114,306	115,515
Millwork	39,527	33,468
Other building products & services	53,356	50,161
Sales	$370,986	$345,909

8. Acquisitions

On February 9, 2015 the Company acquired certain assets and the operations of Timber Tech Texas, Inc. and its affiliates (“Timber Tech”) for $5.8 million in cash (including certain adjustments). Of this amount, $4.5 million was allocated to tangible assets acquired and $1.3 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment.

Timber Tech is based in Cibolo, Texas, which is approximately 25 miles northeast of downtown San Antonio. Timber Tech is a manufacturer of roof trusses, floor trusses, wall panels and sub-components, as well as a supplier of glue laminated timber and veneer lumber beams.

The acquisition was accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Pro forma results of operations are not presented as this acquisition is not material.

We incurred $0.1 million in costs related to this acquisition during the three months ended March 31, 2015. These costs include due diligence costs and transaction costs to complete the acquisition, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015.

9. Recent Accounting Pronouncements

In April 2015 the FASB issued an update to the existing guidance under the Interest topic of the Codification. This update requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability instead of a deferred charge. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of this guidance on our financial statements.

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

10. Subsequent Event

Warrant Exercise

On April 14, 2015 the remaining 0.7 million of outstanding, detachable warrants were exercised. The outstanding warrants are considered to be derivative financial instruments and are classified as liabilities. The warrants are recorded as other long-term liabilities in the accompanying condensed consolidated balance sheets.  As a result of this exercise we will recognize a non-cash, fair value adjustment of approximately $4.7 million.  This fair value adjustment will be recorded as interest expense in the second quarter of 2015.

ProBuild Acquisition

On April 13, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ProBuild Holdings LLC, a Delaware limited liability company (“ProBuild”), and the holders of securities of ProBuild named as parties thereto (collectively, the “Sellers”). Headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. Pursuant to the Securities Purchase Agreement, we will acquire all of the operating affiliates of ProBuild through the purchase of all of the issued and outstanding equity interests of ProBuild for approximately $1.63 billion, subject to certain adjustments (the “ProBuild Acquisition”).

The Securities Purchase Agreement contains representations and warranties customary for transactions of this type. The representations and warranties contained in the Securities Purchase Agreement have been made for the purposes of allocating contractual risk between us, ProBuild and the Sellers instead of establishing these matters as facts, and may or may not have been accurate as of any specific date and do not purport to be accurate as of the date of the filing of the Securities Purchase Agreement by us with the SEC. ProBuild has agreed to various customary covenants and agreements, including, among others, to use commercially reasonable efforts to conduct its business in the ordinary course during the interim period between the execution of the Securities Purchase Agreement and the closing of the ProBuild Acquisition and not to engage in certain types of significant transactions during this period. The parties have also agreed to use their reasonable best efforts to obtain approval under the Hart-Scott-Rodino Antitrust

Improvements Act of 1976, as amended (the “HSR Act”). In addition, the Securities Purchase Agreement provides that ProBuild will indemnify us with respect to breaches of certain representations, warranties and covenants by ProBuild and the Sellers, as well as for other specified matters, subject to the limitations in the Securities Purchase Agreement.

Consummation of the ProBuild Acquisition is subject to certain customary conditions, including, among others: (i) the absence of a material adverse effect with respect to inaccuracy of the representations and warranties of the parties to the Securities Purchase Agreement; (ii) the performance in all material respects of all covenants by such parties; (iii) the absence of a material adverse effect with respect to the business of ProBuild; (iv) the absence of certain legal injunctions or impediments prohibiting the transaction; (v) expiration or termination of all applicable waiting periods under the HSR Act; and (vi) ProBuild’s obtaining certain third-party consents. On April 20, 2015 we submitted a filing under the HSR Act with respect to the ProBuild Acquisition. We are currently in a waiting period under the HSR Act.

The Securities Purchase Agreement also contains certain termination provisions by us, ProBuild and the Sellers, including if the ProBuild Acquisition has not been consummated by November 13, 2015, subject to extension (the “Outside Date”), unless the terminating party’s material breach of the Securities Purchase Agreement has been the principal cause of or resulted in the failure of the closing of the ProBuild Acquisition to occur by such date. A termination of the Securities Purchase Agreement by us, ProBuild, or the Sellers under certain specified circumstances, including a failure to obtain regulatory approval by the Outside Date or a failure of our debt financing to be funded, in each case, if all of the other conditions to our obligation to close the ProBuild Acquisition have been satisfied (other than those conditions that, by their nature, are to be satisfied at the closing of the ProBuild Acquisition), will entitle ProBuild to receive from us a reverse termination fee equal to $81.3 million.

The Sellers have agreed to use reasonable best efforts to provide us with all cooperation reasonably requested by us to assist us in arranging financing in connection with the ProBuild Acquisition, including furnishing us with certain necessary financial information regarding ProBuild and taking other corporate and other actions reasonably requested by us to consummate such  financing. Upon request, we will promptly reimburse ProBuild for any documented and reasonable out-of-pocket costs and expenses incurred in connection with the Sellers’ cooperation with obtaining the financing.

We have received a debt commitment letter from certain financial institutions pursuant to which they have committed to provide us with an $800 million senior secured credit facility, a $550 million senior secured first lien term loan facility and a $750 million senior unsecured bridge facility (or up to $750 million in unsecured notes in lieu of all or a portion thereof). Additionally, the amount of the first lien term loan facility may be increased to repay, redeem or defease our existing senior notes in an amount equal to $350 million plus any applicable make-whole payments (the “Quantum Increase”) required in connection with any such repayment, redemption, or defeasance. Under certain circumstances, the Quantum Increase may take the form of secured debt securities or unsecured debt securities instead of additional first lien term loans. The proceeds of these borrowings will be used on the closing date of the ProBuild Acquisition to pay a portion of the aggregate acquisition consideration and related fees and expenses.

We have also received an equity commitment letter (the “Equity Commitment Letter”) from JLL Partners Fund V, L.P. (“JLL Fund V”) and Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”). Pursuant to the Equity Commitment Letter, and subject to the terms and conditions thereof, JLL Fund V and Warburg Pincus have agreed that, in the event we are unable to consummate a public offering of shares of our common stock, which provides proceeds of no less than $100 million to the Company, then at the closing of the ProBuild Acquisition, JLL Fund V will purchase $40 million of our common stock and Warburg Pincus will purchase $60 million of our common stock.

The issuance of shares of our common stock to JLL Fund V and Warburg Pincus pursuant to the Equity Commitment Letter would be accomplished in a private placement exempt from registration under the Securities Act of 1933, as amended.

ProBuild Holdings, Inc., an affiliate of ProBuild Holdings LLC, was created in 2005 by Devonshire Investors, the private investment firm affiliated with FMR LLC, the parent company of Fidelity Investments. ProBuild currently operates more than 350 facilities in 40 U.S. states, including lumber yards, truss and panel facilities, millwork shops, gypsum yards, retail stores and administrative offices. ProBuild has an extensive geographic footprint, which includes a presence in 71 of the top 100 metropolitan statistical areas (as ranked by housing permits) and a large number of secondary markets. ProBuild sells a broad selection of building materials including lumber and plywood, engineered wood, gypsum wallboard and other drywall products, millwork, trusses, roofing, siding products, tools, insulation materials and metal and hardware specialties. ProBuild employs approximately 10,000 employees.

For more information related to this transaction please refer to our Form 8-K filed with the SEC on April 13, 2015, as well as our Form S-3 and Form 8-K filed on May 4, 2015.

  Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 618,000 as of March 31, 2015. However, single-family housing starts remain well below the historical average (from 1959 through 2014) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the NAHB, expect to see continued improvement in housing demand over the next few years.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Beginning in 2007, the mortgage markets have experienced substantial disruption due to increased defaults. This resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, although there have been recent signs of easing. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets further improve.

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

RECENT DEVELOPMENTS

Timber Tech Acquisition

On February 9, 2015 the Company acquired certain assets and the operations of Timber Tech Texas, Inc. and its affiliates (“Timber Tech”) for $5.8 million in cash (including certain adjustments). Timber Tech is based in Cibolo, Texas, which is approximately 25 miles northeast of downtown San Antonio. Timber Tech is a manufacturer of roof trusses, floor trusses, wall panels and sub-components, as well as a supplier of glue laminated timber and veneer lumber beams.

This transaction was accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from the acquisition date. The purchase price has been allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The purchase price allocations are preliminary and are subject to adjustment.

ProBuild Acquisition

On April 13, 2015, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with ProBuild Holdings LLC, a Delaware limited liability company (“ProBuild”), and the holders of securities of ProBuild named as parties thereto (collectively, the “Sellers”). Headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. Pursuant to the Securities Purchase Agreement, we will acquire all of the operating affiliates of ProBuild through the purchase of all of the issued and outstanding equity interests of ProBuild for approximately $1.63 billion, subject to certain adjustments (the “ProBuild Acquisition”).

The Securities Purchase Agreement contains representations and warranties customary for transactions of this type. The representations and warranties contained in the Securities Purchase Agreement have been made for the purposes of allocating contractual risk between us, ProBuild and the Sellers instead of establishing these matters as facts, and may or may not have been accurate as of any specific date and do not purport to be accurate as of the date of the filing of the Securities Purchase Agreement by us with the SEC. ProBuild has agreed to various customary covenants and agreements, including, among others, to use commercially reasonable efforts to conduct its business in the ordinary course during the interim period between the execution of the Securities Purchase Agreement and the closing of the ProBuild Acquisition and not to engage in certain types of significant transactions during this period. The parties have also agreed to use their reasonable best efforts to obtain approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In addition, the Securities Purchase Agreement provides that ProBuild will indemnify us with respect to breaches of certain representations, warranties and covenants by ProBuild and the Sellers, as well as for other specified matters, subject to the limitations in the Securities Purchase Agreement.

Consummation of the ProBuild Acquisition is subject to certain customary conditions, including, among others: (i) the absence of a material adverse effect with respect to inaccuracy of the representations and warranties of the parties to the Securities Purchase Agreement; (ii) the performance in all material respects of all covenants by such parties; (iii) the absence of a material adverse effect with respect to the business of ProBuild; (iv) the absence of certain legal injunctions or impediments prohibiting the transaction; (v) expiration or termination of all applicable waiting periods under the HSR Act; and (vi) ProBuild’s obtaining certain third-party consents. On April 20, 2015 we submitted a filing under the HSR Act with respect to the ProBuild Acquisition. We are currently in a waiting period under the HSR Act.

The Securities Purchase Agreement also contains certain termination provisions by us, ProBuild and the Sellers, including if the ProBuild Acquisition has not been consummated by November 13, 2015, subject to extension (the “Outside Date”), unless the terminating party’s material breach of the Securities Purchase Agreement has been the principal cause of or resulted in the failure of the closing of the ProBuild Acquisition to occur by such date. A termination of the Securities Purchase Agreement by us, ProBuild, or the Sellers under certain specified circumstances, including a failure to obtain regulatory approval by the Outside Date or a failure of our debt financing to be funded, in each case, if all of the other conditions to our obligation to close the ProBuild Acquisition have been satisfied (other than those conditions that, by their nature, are to be satisfied at the closing of the ProBuild Acquisition), will entitle ProBuild to receive from us a reverse termination fee equal to $81.3 million.

The Sellers have agreed to use reasonable best efforts to provide us with all cooperation reasonably requested by us to assist us in arranging financing in connection with the ProBuild Acquisition, including furnishing us with certain necessary financial information regarding ProBuild and taking other corporate and other actions reasonably requested by us to consummate such  financing. Upon request, we will promptly reimburse ProBuild for any documented and reasonable out-of-pocket costs and expenses incurred in connection with the Sellers’ cooperation with obtaining the financing.

We have received a debt commitment letter from certain financial institutions pursuant to which they have committed to provide us with an $800 million senior secured credit facility, a $550 million senior secured first lien term loan facility and a $750 million senior unsecured bridge facility (or up to $750 million in unsecured notes in lieu of all or a portion thereof). Additionally, the amount of the first lien term loan facility may be increased to repay, redeem or defease our existing senior notes in an amount equal to $350 million plus any applicable make-whole payments (the “Quantum Increase”) required in connection with any such repayment, redemption, or defeasance. Under certain circumstances, the Quantum Increase may take the form of secured debt securities or unsecured debt securities instead of additional first lien term loans. The proceeds of these borrowings will be used on the closing date of the ProBuild Acquisition to pay a portion of the aggregate acquisition consideration and related fees and expenses.

We have also received an equity commitment letter (the “Equity Commitment Letter”) from JLL Partners Fund V, L.P. (“JLL Fund V”) and Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”). Pursuant to the Equity Commitment Letter, and subject to the terms and conditions thereof, JLL Fund V and Warburg Pincus have agreed that, in the event we are unable to consummate a public offering of shares of our common stock, which provides proceeds of no less than $100 million to the Company, then at the closing of the ProBuild Acquisition, JLL Fund V will purchase $40 million of our common stock and Warburg Pincus will purchase $60 million of our common stock.

The issuance of shares of our common stock to JLL Fund V and Warburg Pincus pursuant to the Equity Commitment Letter would be accomplished in a private placement exempt from registration under the Securities Act of 1933, as amended.

ProBuild Holdings, Inc., an affiliate of ProBuild Holdings LLC, was created in 2005 by Devonshire Investors, the private investment firm affiliated with FMR LLC, the parent company of Fidelity Investments. ProBuild currently operates more than 350 facilities in 40 U.S. states, including lumber yards, truss and panel facilities, millwork shops, gypsum yards, retail stores and administrative offices. ProBuild has an extensive geographic footprint, which includes a presence in 71 of the top 100 metropolitan statistical areas (as ranked by housing permits) and a large number of secondary markets. ProBuild sells a broad selection of building materials including lumber and plywood, engineered wood, gypsum wallboard and other drywall products, millwork, trusses, roofing, siding products, tools, insulation materials and metal and hardware specialties. ProBuild employs approximately 10,000 employees.

For more information related to this transaction please refer to our Form 8-K filed with the SEC on April 13, 2015, as well as our Form S-3 and Form 8-K filed on May 4, 2015.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains near historic lows, the homebuilding industry has shown improvement since 2011. For the first quarter of 2015, actual U.S. single-family housing starts were 139,700, a 4.4% increase compared to the first quarter of 2014. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, were 83,000 in the first quarter of 2015, a 5.3% increase from the first quarter of 2014. Single-family units under construction in the South Region increased 8.2% during the first quarter of 2015 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers and the slow economic recovery, among other factors, have hampered a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 738,000 U.S. single-family housing starts for 2015, which is up approximately 14.1% from 2014, but still well below historical averages.

Our sales for the first quarter of 2015 were up 7.2% over the same period last year, 6.0% of which was due to recent acquisitions. Excluding the impact of recent acquisitions, we estimate sales increased 2.2% due to increased volume, which was partially offset by a 1.0% decrease due to the impact of commodity price deflation on sales. We believe our broad offering of products and services will allow us to gain market share and expand our future customer base. Our gross margin percentage increased by 0.9% during the first quarter of 2015 compared to the first quarter of 2014, primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. However, our selling, general and administrative expenses, as a percentage of sales, were 22.3% in the first quarter of 2015, a 2.3% increase from 20.0% in the first quarter of 2014 primarily due to acquisition costs related to the recently announced ProBuild transaction, increased stock compensation expense and an increase in depreciation and amortization. Excluding these increases, our selling, general and administrative expense was 20.4 percent of sales in the current quarter versus 20.0 percent of sales in the same quarter a year ago.  This remaining increase was largely the result of investments made in employees and equipment to support current and future sales growth, and to a lesser degree, the negative impact of commodity price deflation on our sales.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2015 and 2014, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2015	2014
Sales	100.0%	100.0%
Cost of sales	77.4%	78.3%
Gross margin	22.6%	21.7%
Selling, general and administrative expenses	22.3%	20.0%
Facility closure costs	0.1%	0.1%
Income from operations	0.2%	1.6%
Interest expense, net	2.1%	2.6%
Income tax expense (benefit)	0.0%	(0.0)%
Loss from continuing operations	(1.9)%	(1.0)%
Income (loss) from discontinued operations, net of tax	0.0%	(0.0)%
Net loss	(1.9)%	(1.0)%

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014

Sales. Sales for the three months ended March 31, 2015 were $371.0 million, a 7.2% increase over sales of $345.9 million for the three months ended March 31, 2014. Excluding the impact of recent acquisitions, our sales grew 1.2% for the three months ended March 31, 2015 compared to the same period one year ago. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 4.4% in the first quarter of 2015 compared to the first quarter of 2014. In the South Region, actual single-family housing starts increased 5.3% compared to the first quarter of 2014, and single-family units under construction increased 8.2% over this same time period. Sales increased 6.0% due to recent acquisitions. Excluding the impact of recent acquisitions, we estimate sales increased 2.2% due to increased volume, which was partially offset by a 1.0% decrease due to the impact of commodity price deflation on sales.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$78.8	21.2%	$70.5	20.4%	11.8%
Windows & doors	85.0	22.9%	76.3	22.0%	11.4%
Lumber & lumber sheet goods	114.3	30.8%	115.5	33.4%	(1.0)%
Millwork	39.5	10.7%	33.5	9.7%	18.1%
Other building products & services	53.4	14.4%	50.1	14.5%	6.4%
Total sales	$371.0	100.0%	$345.9	100.0%	7.2%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The decrease in sales for lumber and lumber sheet goods is due to a 5.9% decrease in market prices for lumber and lumber sheet goods in the first three months of 2015 compared to the first three months of 2014, which was mostly offset by an increase in sales volume.

Gross Margin. Gross margin increased $8.8 million to $83.7 million. In addition, our gross margin percentage increased to 22.6% in the first quarter of 2015 from 21.7% in the first quarter of 2014, a 0.9% increase. Our gross margin percentage increased primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales in the first quarter of 2015 compared to the first quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $13.5 million, or 19.5%. Our salaries and benefits expense, excluding stock compensation expense, was $48.4 million, an increase of $4.9 million from the first quarter of 2014 primarily due to a 7.9% increase in full-time equivalent employees related to recent acquisitions and increased sales volume. Stock compensation expense increased $0.8 million due to recent stock option and restricted stock unit grants. Office general and administrative expense increased $6.5 million primarily due to acquisition costs related to the recently announced ProBuild transaction.  Occupancy expense increased $0.5 million due to recent acquisitions and expansions at existing facilities. Delivery expense increased $0.2 million largely due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses increased from 20.0% in the first quarter of 2014 to 22.3% in the first quarter of 2015. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.5%, stock compensation expense increased 0.2%, office general and administrative expense increased 1.6%, occupancy costs were consistent with the first quarter of 2014, and delivery expenses decreased 0.2%.  The increase in selling, general and administrative expenses, as a percentage of sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our sales.

Interest Expense, Net. Interest expense was $7.6 million in the first quarter of 2015, a decrease of $1.2 million from the first quarter of 2014. The decrease was primarily related to a $1.4 million reduction in the non-cash, fair value adjustment related to our outstanding stock warrants.

Income Tax Expense. We recorded income tax expense of $0.2 million in the first quarter of 2015 compared to an income tax benefit of $0.1 million in the first quarter of 2014. We recorded an increase in the after-tax, non-cash valuation allowance on our net deferred tax assets of $3.1 million and $1.0 million in the first quarters of 2015 and 2014, respectively. Absent this valuation allowance, our effective tax rate would have been 42.1% and 33.1% in the first quarters of 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at March 31, 2015 consist of cash on hand and borrowing availability under our revolving credit facility.

Our $175.0 million senior secured revolving credit facility (“2013 facility”) is primarily used for working capital, general corporate purposes, and funding acquisitions. Availability under the 2013 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of March 31, 2015 and December 31, 2014 (in millions):

	As of
	March 31, 2015	December 31, 2014
Accounts Receivable Availability	$114.1	$102.8
Inventory Availability	84.0	79.6
Other Receivables Availability	11.6	11.5
Gross Availability	209.7	193.9
Less:
Agent Reserves	(8.8)	(8.0)
Borrowing Base	200.9	185.9
Aggregate Revolving Commitments	175.0	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0	175.0
Less:
Outstanding Borrowings	(55.0)	(30.0)
Letters of Credit	(15.6)	(15.6)
Net Borrowing Availability on Revolving Facility	$104.4	$129.4
Plus:
Cash in Qualified Accounts	36.1	16.7
Excess Availability, as defined	$140.5	$146.1

As of March 31, 2015, we had $55.0 million in outstanding borrowings under our 2013 facility and our net borrowing availability was $104.4 million after being reduced by outstanding letters of credit of approximately $15.6 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1. At March 31, 2015, our excess availability was $140.5 million, including $104.4 million in net borrowing availability and $36.1 million in qualified cash. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2015.

Liquidity

Our liquidity at March 31, 2015 was $141.2 million, which includes $104.4 million in net borrowing availability under the 2013 facility and $36.8 million of cash on hand. On April 13, 2015, we entered into a Securities Purchase Agreement to acquire all of the operating subsidiaries of ProBuild through the purchase of all of the issued and outstanding equity interests of ProBuild for approximately $1.63 billion, subject to certain adjustments. For more information related to this transaction and how it may affect our future liquidity, please refer to our Form 8-K filed with the SEC on April 13, 2015, as well as our Form S-3 and Form 8-K filed on May 4, 2015.

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

Since the beginning of the housing downturn, a primary focus has been on protecting our liquidity. Our action plan, which consisted of generating new business, reducing physical capacity, adjusting staffing levels, implementing cost containment programs, managing credit tightly, raising additional capital when needed and conserving cash allowed us to mitigate the effects of the difficult industry conditions. While we continue to focus on these areas, we also plan to prudently utilize our liquidity to support anticipated sales growth, primarily related to our working capital, delivery fleet, and staffing levels. Also, we have and will likely continue to selectively pursue strategic acquisitions, which may impact our liquidity.

Consolidated Cash Flows

Cash provided by operating activities was $9.9 million and $13.8 million for the three months ended March 31, 2015 and 2014, respectively. Our working capital decreased $11.2 million in the first three months of 2015 compared to a decrease of $12.3 million in the first three months of 2014. Our change in working capital was primarily driven by decreases in accounts payable days and inventory turns, which were partially offset by a slight improvement in accounts receivable days outstanding. The remaining change is due to a $2.8 million increase in cash used in operations, including costs associated with new and relocated locations, as well as recent acquisitions.

Cash used in investing activities was $14.9 million and $5.3 million for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily due to $5.8 million in cash used for acquisitions and a $3.8 million increase in capital expenditures during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in capital expenditures during the three months ended March 31, 2015 primarily relates to purchasing machinery, equipment and vehicles to support sales growth and to increase capacity at existing locations.

Cash provided by financing activities was $24.1 million for the three months ended March 31, 2015 compared to cash used in financing activities of $0.4 million for the three months ended March 31, 2014. The change primarily related to our additional $25.0 million borrowing under our 2013 facility in the first quarter of 2015. The remaining change is related to a decrease in the repurchase of our common stock related to stock shares tendered in order to meet minimum withholding tax requirements for restricted stock units vested, which was slightly offset by a decrease in cash received from the exercise of employee stock options in the first three months of 2015 compared to the first three months of 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015 the Financial Accounting Standards Board (‘FASB”) issued an update to the existing guidance under the Interest topic of the Accounting Standards Codification (“Codification”). This update requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability instead of a deferred charge. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. We are currently evaluating the impact of this guidance on our financial statements.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes would not be affected by an increase in market interest rates. Borrowings under the 2013 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At March 31, 2015, a 1.0% increase in interest rates would result in approximately $0.6 million in additional interest expense annually as we had $55.0 million in outstanding borrowings under the 2013 facility. The 2013 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

Our share price and, to a lesser extent, the historical volatility of our common stock are the primary factors in the changes to our fair value measurements related to our outstanding warrants. All other inputs being equal, an increase or decrease in our share price or volatility would result in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense. Based on the warrants outstanding and the historical volatility of our common stock as of March 31, 2015, a 10% increase or decrease in our share price would result in approximately a $0.4 million change in our interest expense. Based on the warrants outstanding and our share price as of March 31, 2015, a 10% change in the historical volatility of our common stock would result in approximately a $0.1 million change in our interest expense. However, on April 14, 2015 the remaining 0.7 million of outstanding, detachable warrants were exercised. As a result of this exercise we will recognize a non-cash, fair value adjustment of approximately $4.7 million.  This fair value adjustment will be recorded as interest expense in the second quarter of 2015.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2015, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

For information regarding risk factors related to the ProBuild acquisition please refer to the “Risk Factors” section in our Form S-3 filed with the SEC on May 4, 2015.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	—	—	—	—
February 1, 2015 — February 28, 2015	—	$—	—	—
March 1, 2015 — March 31, 2015	148,596	6.35	—	—
Total	148,596	$6.35	—	—

The shares presented in the above table represent stock tendered in order to meet minimum withholding tax requirements for restricted stock units vested.

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

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

The disclosure below relates solely to activities conducted by SAMIH and their non-U.S. affiliates that may be deemed to be under common “control” with us.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management.  Neither we nor WP has had any involvement in or control over the disclosed activities of SAMIH, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure, nor do we or WP undertake any obligation to correct or update it.

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism.  The accounts held by each customer were blocked after the customer’s designation and remained blocked and dormant throughout the first quarter of 2015.  No revenue has been generated by Santander UK on these accounts.

An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation.  No further drawdown has been made (or would be permitted) under this mortgage although Santander UK continues to receive repayment installments.  In the first quarter of 2015, total revenue in connection with the mortgage was approximately £800 and net profits were negligible relative to the overall profits of Santander UK.  Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited.  The accounts have remained frozen during quarter one of 2015.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  Total revenue for the Santander Group in connection with the investment accounts was approximately £70 and net profits in the first quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.

(b) None

Item 6.  Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of May 29, 2013, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.1

2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 11, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

May 11, 2015

/s/ M. CHAD CROW
M. Chad Crow
President, Chief Operating Officer, and Chief Financial Officer
(Principal Financial Officer)

May 11, 2015