Form 10-Q
period 2015-06-30
Builders FirstSource, Inc.
filed 2015-08-07
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 4, 2015 was 108,571,030.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Sales	$461,521	$426,543	$832,507	$772,452
Cost of sales	350,907	332,744	638,160	603,738
Gross margin	110,614	93,799	194,347	168,714
Selling, general and administrative expenses	94,543	76,417	177,381	145,735
Facility closure costs	131	28	385	191
Income from operations	15,940	17,354	16,581	22,788
Interest expense, net	12,573	6,504	20,180	15,332
Income (loss) from continuing operations before income taxes	3,367	10,850	(3,599)	7,456
Income tax expense (benefit)	(199)	230	(3)	148
Income (loss) from continuing operations	3,566	10,620	(3,596)	7,308
Income (loss) from discontinued operations (net of income tax expense of $0 in 2015 and $0 in 2014)	10	(11)	102	(83)
Net Income (loss)	$3,576	$10,609	$(3,494)	$7,225
Comprehensive Income (loss)	$3,576	$10,609	$(3,494)	$7,225
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.04	$0.11	$(0.04)	$0.07
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net Income (loss)	$0.04	$0.11	$(0.04)	$0.07
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.03	$0.09	$(0.04)	$0.07
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net Income (loss)	$0.03	$0.09	$(0.04)	$0.07
Weighted average common shares:
Basic	99,163	98,032	98,677	97,963
Diluted	102,978	100,759	98,677	100,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,151	$17,773
Accounts receivable, less allowance of $3,148 and $3,153 at June 30, 2015 and December 31, 2014, respectively	184,675	148,352
Inventories	146,227	138,156
Other current assets	26,752	27,259
Total current assets	397,805	331,540
Property, plant and equipment, net	86,830	75,679
Goodwill	141,090	139,774
Intangible assets, net	16,086	17,228
Other assets, net	20,561	18,844
Total assets	$662,372	$583,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$110,538	$75,868
Accrued liabilities	80,460	66,225
Current maturities of long-term debt	55,078	30,074
Total current liabilities	246,076	172,167
Long-term debt, net of current maturities	353,790	353,830
Other long-term liabilities	14,363	16,868
Total liabilities	614,229	542,865
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 99,326 and 98,226 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	993	982
Additional paid-in capital	391,517	380,091
Accumulated deficit	(344,367)	(340,873)
Total stockholders' equity	48,143	40,200
Total liabilities and stockholders' equity	$662,372	$583,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2015	2014
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$(3,494)	$7,225
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,782	4,022
Amortization of deferred loan costs	1,232	1,200
Fair value adjustment of stock warrants	4,563	19
Deferred income taxes	28	80
Bad debt expense	161	(336)
Stock compensation expense	3,369	1,908
Net gain on sale of assets	(114)	(15)
Changes in assets and liabilities:
Receivables	(36,129)	(21,823)
Inventories	(6,976)	(15,438)
Other current assets	1,876	1,728
Other assets and liabilities	1,046	(114)
Accounts payable	34,670	19,663
Accrued liabilities	10,543	2,573
Net cash provided by operating activities	17,557	692
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,331)	(12,121)
Proceeds from sale of property, plant and equipment	180	16
Cash used for acquisitions, net	(5,797)	(8,726)
Net cash used in investing activities	(19,948)	(20,831)
Cash flows from financing activities:
Borrowings under revolving credit facility	25,000	-
Payments of long-term debt and other loans	(36)	(33)
Deferred loan costs	-	(34)
Payments of transaction costs	(326)	-
Exercise of stock options	1,117	1,355
Repurchase of common stock	(986)	(1,306)
Net cash provided by (used in) financing activities	24,769	(18)
Net change in cash and cash equivalents	22,378	(20,157)
Cash and cash equivalents at beginning of period	17,773	54,696
Cash and cash equivalents at end of period	$40,151	$34,539

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 restricted stock shares included in our calculation of basic EPS for the three months ended June 30, 2015, as we generated net income. There were 13,000 restricted stock shares excluded from our calculation of basic EPS for the six months ended June 30, 2015 because we generated a net loss. 68,000 restricted stock shares were included in the computation of basic EPS for the three and six months ended June 30, 2014 as we generated net income.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 6.2 million options and 1.5 million restricted stock units (“RSUs”) for the three months ended June 30, 2015. Incremental shares attributable to average warrants outstanding during the second quarter of 2015 were not included in the computation of diluted EPS for the three months ended June 30, 2015 as their effect was anti-dilutive. There were no outstanding warrants as of June 30, 2015 as all of the remaining stock warrants were exercised in April 2015. Options to purchase 6.2 million shares of common stock, 1.5 million RSUs, and the incremental shares attributable to average warrants outstanding during the first six months of 2015 were not included in the computation of diluted EPS for the six months ended June 30, 2015 because their effect was anti-dilutive.

Weighted average shares outstanding have been adjusted for common shares underlying 6.4 million options, 1.8 million RSUs, and 0.7 million warrants for the three and six months ended June 30, 2014. In addition, $1.2 million and $0.0 million of expense due to fair value adjustments related to the warrants were excluded from net income in the computation of diluted EPS for the three and six months ended June 30, 2014.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares for basic EPS	99,163	98,032	98,677	97,963
Dilutive effect of options, warrants, and RSUs	3,815	2,727	—	2,803
Weighted average shares for diluted EPS	102,978	100,759	98,677	100,766

3. Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
2021 notes	$350,000	$350,000
2013 facility	55,000	30,000
Other long-term debt	3,868	3,904
	408,868	383,904
Less: current portion of long-term debt	55,078	30,074
Long-term debt, net of current maturities	$353,790	$353,830

2013 Facility Borrowings

As of June 30, 2015, we have $55.0 million in borrowings outstanding under our $175.0 million senior secured revolving credit facility (“2013 facility”) at a weighted average interest rate of 2.0%. Amounts borrowed under our 2013 facility have been used to fund working capital needs and potential future acquisitions.

Fair Value

The only financial instrument which was measured at fair value on a recurring basis was our warrants. However, on April 14, 2015 the remaining 0.7 million of outstanding, detachable warrants were exercised. The warrants were considered to be derivative financial instruments and were classified as liabilities. As a result of this exercise we recognized a non-cash, fair value adjustment of approximately $4.7 million during the three months ended June 30, 2015.  This fair value adjustment was recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

Derivative Not Designated as Hedging Instrument		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Income	2015	2014	2015	2014
Warrants	Interest expense, net	$(4,730)	$1,178	$(4,563)	$(19)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of June 30, 2015	Fair Value Measurement as of June 30, 2015	Carrying Value As of December 31, 2014	Fair Value Measurement as of December 31, 2014
Warrants (included in Other long-term liabilities)	$—	$—	$3,375	$3,375

We have elected to report the value of our 2021 Notes at amortized cost. The fair value of the 2021 Notes at June 30, 2015 was approximately $365.3 million and was determined using Level 2 inputs based on market prices.

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

5. Income Taxes

We have $399.0 million of state operating loss carry-forwards, which includes $2.6 million of state tax credit carry-forwards expiring at various dates through 2032. We also have $256.6 million of federal net operating loss carry-forwards that will expire at various dates through 2033. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

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

Poor housing market conditions have contributed to our cumulative loss position for the past several years. While we generated income in 2014 and during the three months ended June 30, 2015, we reported a net loss for the six months ended June 30, 2015 and have a cumulative loss for the three year period ending June 30, 2015. We believe this, as well as uncertainty around the extent and timing of the continued housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of June 30, 2015.

We recorded a net reduction to the valuation allowance of $1.3 million for the three months ended June 30, 2015 against the net deferred tax assets as we generated net income during the period. We recorded an increase to the valuation allowance of $1.8 million for the six months ended June 30, 2015 against the net deferred tax assets generated from the net operating loss during the period related to our continuing operations. During the three and six months ended June 30, 2014, we recorded net reductions to the valuation allowance of $4.1 million and $3.0 million against our net deferred tax assets as we generated net income during these periods.

Without continued improvement in housing activity, we could be required to establish additional valuation allowances. However, we had positive earnings before taxes in 2014. To the extent we continue to generate sufficient taxable income in the same jurisdictions in the future to utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowance. Excluding the impact of the ProBuild acquisition, we currently estimate that we will likely transition into a three year cumulative income position on a rolling three year period at some time during the year ending December 31, 2015. However, there continues to be uncertainty around housing market projections. There is also uncertainty as to the impact of the ProBuild acquisition to our earnings in the current year. Simply coming out of a cumulative loss is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there are other offsetting negative factors. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets.

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

Sales by product category for the three and six month periods ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Prefabricated components	$102,639	$91,022	$181,481	$161,512
Windows & doors	100,550	90,843	185,505	167,118
Lumber & lumber sheet goods	140,302	143,925	254,608	259,440
Millwork	48,661	40,075	88,188	73,543
Other building products & services	69,369	60,678	122,725	110,839
Sales	$461,521	$426,543	$832,507	$772,452

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

We incurred $0.0 million and $0.1 million in costs related to this acquisition during the three and six months ended June 30, 2015, respectively. These costs include due diligence costs and transaction costs to complete the acquisition, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2015.

9. Recent Accounting Pronouncements

In July 2015 the FASB issued an update to the existing guidance under the Inventory topic of the Codification. This update changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption of this guidance is permitted as of the beginning of an interim or annual reporting period. This guidance requires prospective application. We are currently evaluating the impact of this guidance on our financial statements.

In April 2015 the FASB issued an update to the existing guidance under the Interest topic of the Codification. This update requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability instead of a deferred charge. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015 we had $8.3 million in debt issuance costs related to long-term debt which will be reclassified from other assets upon adoption of this standard.

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

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance was originally effective for annual reporting periods beginning after December 15, 2016. However, in July 2015 the FASB approved an optional one year deferral of the effective date to annual reporting periods beginning after December 15, 2017.  As such, this guidance will be effective for us beginning on January 1, 2018. Early adoption is permitted; however, this guidance cannot be adopted earlier than the original effective date. This guidance allows either full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our financial statements.

10. Subsequent Event

ProBuild Acquisition

On July 31, 2015, we acquired all of the operating affiliates of ProBuild Holdings LLC (“ProBuild”) through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. Headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. The ProBuild acquisition will lead to greater diversification and scale, an improved geographic footprint, and significant potential cost savings. In addition, we bring to ProBuild significant sales expertise in value-added products, which we believe, when combined with ProBuild’s attractive customer mix, will result in enhanced sales growth of higher margin products for the combined company.

The purchase price was funded with the net cash proceeds from (i) the issuance of $700.0 million in aggregate principal amount of  10.75% senior unsecured notes due 2023 (“2023 notes”), (ii) the entry into a new $600.0 million senior secured term loan facility (“term loan facility”), (iii) a $295.0 million draw on an amended and restated $800.0 million senior secured asset-backed loan facility (“2015 facility”) and (iv) a public offering  of 9.2 million new shares of our common stock at an offering price of $12.80 per share, subject, in each case, to applicable discounts, commissions, fees, and expenses.

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

We incurred $9.9 million and $15.2 million in acquisition and financing related costs for the three and six months ended June 30, 2015, respectively. Of these costs $6.3 million and $11.6 million were recognized as selling, general, and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2015. The remaining $3.6 million relates to debt and equity issuance costs and were recognized as other assets in the accompanying condensed consolidated balance sheet as of June 30, 2015. The debt issuance costs will be amortized over the respective terms of the various debt facilities. The equity issuance costs will be recorded as a reduction to additional paid-in capital in the third quarter of 2015.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 685,000 as of June 30, 2015. However, single-family housing starts remain well below the historical average (from 1959 through 2014) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover further in the long term and that the downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the NAHB, expect to see continued improvement in housing demand over the next few years.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults. This resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and tighter standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, although there have been recent signs of easing. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover to the historical average until conditions in the economy and the credit markets further improve.

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

ProBuild Acquisition

On July 31, 2015, we acquired all of the operating affiliates of ProBuild Holdings LLC (“ProBuild”) through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. Headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. The ProBuild acquisition will lead to greater diversification and scale, an improved geographic footprint, and significant potential cost savings. In addition, we bring to ProBuild significant sales expertise in value-added products, which we believe, when combined with ProBuild’s attractive customer mix, will result in enhanced sales growth of higher margin products for the combined company.

The purchase price was funded with the net cash proceeds from (i) the issuance of $700.0 million in aggregate principal amount of 10.75% senior unsecured notes due 2023 (“2023 notes”), (ii) the entry into a new $600.0 million senior secured term loan facility (“term loan facility”), (iii) a $295.0 million draw on an amended and restated $800.0 million senior secured asset-backed loan facility (“2015 facility”), and (iv) a public offering of 9.2 million new shares of our common stock at an offering price of $12.80 per share, subject, in each case, to applicable discounts, commissions, fees, and expenses .

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the second quarter of 2015, actual U.S. single-family housing starts were 205,300, a 12.4% increase compared to the second quarter of 2014. Actual single-family housing starts in the South Region, as defined by the U.S. Census Bureau and which encompasses our entire geographic footprint, were 106,900 in the second quarter of 2015, a 17.1% increase from the second quarter of 2014. Single-family units under construction in the South Region increased 6.8% during the second quarter of 2015 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers and the slow economic recovery, among other factors, have hampered a stronger recovery. The National Association of Homebuilders (“NAHB”) is forecasting 716,000 U.S. single-family housing starts for 2015, which is up approximately 10.8% from 2014, but still well below the historical average of 1.0 million single-family housing starts per year.

Our sales for the second quarter of 2015 were up 8.2% over the same period last year, 4.3% of which was due to recent acquisitions. Excluding the impact of recent acquisitions, we estimate sales increased 6.3% due to increased volume, which was partially offset by a 2.4% decrease due to the impact of commodity price deflation on sales. Our gross margin percentage increased by 2.0% during the second quarter of 2015 compared to the second quarter of 2014, primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales. However, our selling, general and administrative expenses, as a percentage of sales, were 20.5% in the second quarter of 2015, a 2.6% increase from 17.9% in the second quarter of 2014 primarily due to acquisition costs related to the recently announced ProBuild transaction, increased depreciation and amortization and an increase in stock compensation expense. Excluding these increases, our selling, general and administrative expense was 18.6% of sales in the current quarter versus 17.9% of sales in the same quarter a year ago.  This remaining increase was further affected by the negative impact of commodity price deflation on our sales.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2015 and 2014, the percentage relationship to sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.0%	78.0%	76.7%	78.2%
Gross margin	24.0%	22.0%	23.3%	21.8%
Selling, general and administrative expenses	20.5%	17.9%	21.3%	18.9%
Facility closure costs	0.0%	0.0%	0.0%	0.0%
Income from operations	3.5%	4.1%	2.0%	2.9%
Interest expense, net	2.7%	1.5%	2.4%	2.0%
Income tax expense (benefit)	(0.0)%	0.1%	(0.0)%	0.0%
Income (loss) from continuing operations	0.8%	2.5%	(0.4)%	0.9%
Income (loss) from discontinued operations, net of tax	0.0%	(0.0)%	0.0%	(0.0)%
Net income (loss)	0.8%	2.5%	(0.4)%	0.9%

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014

Sales. Sales for the three months ended June 30, 2015 were $461.5 million, an 8.2% increase over sales of $426.5 million for the three months ended June 30, 2014. Sales increased 4.3% due to recent acquisitions for the three months ended June 30, 2015 compared to the same period one year ago. Excluding the impact of recent acquisitions, we estimate sales increased 6.3% due to increased volume, which was partially offset by a 2.4% decrease due to the impact of commodity price deflation on sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 12.4% in the second quarter of 2015 compared to the second quarter of 2014. In the South Region, which encompasses our entire geographic footprint, actual single-family housing starts increased 17.1% compared to the second quarter of 2014, and single-family units under construction increased 6.8% over this same time period.

The following table shows sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2015		2014
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$102.6	22.3%	$91.0	21.3%	12.8%
Windows & doors	100.6	21.8%	90.8	21.3%	10.7%
Lumber & lumber sheet goods	140.3	30.4%	143.9	33.8%	(2.5)%
Millwork	48.6	10.5%	40.1	9.4%	21.4%
Other building products & services	69.4	15.0%	60.7	14.2%	14.3%
Total sales	$461.5	100.0%	$426.5	100.0%	8.2%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The decrease in sales for lumber and lumber sheet goods is largely due to a 9.9% decrease in market prices for lumber and lumber sheet goods in the second quarter of 2015 compared to the second quarter of 2014, which was mostly offset by an increase in sales volume.

Gross Margin. Gross margin increased $16.8 million to $110.6 million. In addition, our gross margin percentage increased to 24.0% in the second quarter of 2015 from 22.0% in the second quarter of 2014, a 2.0% increase. Our gross margin percentage increased primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales in the second quarter of 2015 compared to the second quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $18.1 million, or 23.7%. Our salaries and benefits expense, excluding stock compensation expense, was $56.7 million, an increase of $8.5 million from the second quarter of 2014 primarily due to an 8.9% increase in full-time equivalent employees related to recent acquisitions and increased sales volume. Stock compensation expense increased $0.7 million due to recent stock option and restricted stock unit grants. Office general and administrative expense increased $7.1 million primarily due to acquisition costs related to the recently announced ProBuild transaction. Delivery expense increased $0.7 million largely due to increased sales volume. Occupancy expense increased $0.4 million due to recent acquisitions and expansions at existing facilities.

As a percentage of sales, selling, general and administrative expenses increased from 17.9% in the second quarter of 2014 to 20.5% in the second quarter of 2015. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 1.0%, stock compensation expense increased 0.1%, office general and administrative expense increased 1.4%, occupancy costs were consistent with the second quarter of 2014, and delivery expenses decreased 0.1%.  The increase in selling, general and administrative expenses, as a percentage of sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our sales.

Interest Expense, Net. Interest expense was $12.6 million in the second quarter of 2015, an increase of $6.1 million from the second quarter of 2014. The increase was primarily related to a $5.9 million increase in the non-cash, fair value adjustment related to the exercise of all our remaining stock warrants.

Income Tax Expense. We recorded an income tax benefit of $0.2 million in the second quarter of 2015 compared to $0.2 million of income tax expense in the second quarter of 2014. We recorded a reduction in the after-tax, non-cash valuation allowance on our net deferred tax assets of $1.3 million and $4.1 million during the three months ended June 30, 2015 and 2014, respectively. Absent this valuation allowance, our effective tax rate would have been 33.2% and 39.5% in the second quarters of 2015 and 2014, respectively.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014

Sales. Sales for the six months ended June 30, 2015 were $832.5 million, a 7.8% increase over sales of $772.5 million for the six months ended June 30, 2014. Sales increased 5.1% due to recent acquisitions for the six months ended June 30, 2015 compared to the same period one year ago. Excluding the impact of recent acquisitions, we estimate sales increased 4.0% due to increased volume, which was partially offset by a 1.3% decrease due to the impact of commodity price deflation on sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 9.1% in the first six months of 2015 compared to the first six months of 2014. In the South Region, which encompasses our entire geographic footprint, actual single-family housing starts increased 12.1% compared to the first six months of 2014, and single-family units under construction increased 6.4% over this same time period.

The following table shows sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2015		2014
	Sales	% of Sales	Sales	% of Sales	% Change
Prefabricated components	$181.5	21.8%	$161.5	20.9%	12.4%
Windows & doors	185.5	22.3%	167.1	21.6%	11.0%
Lumber & lumber sheet goods	254.6	30.6%	259.5	33.6%	(1.9)%
Millwork	88.2	10.6%	73.6	9.5%	19.9%
Other building products & services	122.7	14.7%	110.8	14.4%	10.7%
Total sales	$832.5	100.0%	$772.5	100.0%	7.8%

Increased sales were achieved across all product categories, except lumber and lumber sheet goods, primarily due to increased volume. The decrease in sales for lumber and lumber sheet goods is primarily due to a 7.9% decrease in market prices for lumber and lumber sheet goods in the first six months of 2015 compared to the first six months of 2014, which was mostly offset by an increase in sales volume.

Gross Margin. Gross margin increased $25.6 million to $194.3 million. In addition, our gross margin percentage increased to 23.3% in the first six months of 2015 from 21.8% in the first six months of 2014, a 1.5% increase. Our gross margin percentage increased primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales in the first six months of 2015 compared to the first six months of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $31.6 million, or 21.7%. Our salaries and benefits expense, excluding stock compensation expense, was $105.1 million, an increase of $13.4 million from the first six months of 2014 primarily due to a 6.7% increase in full-time equivalent employees related to recent acquisitions and increased sales volume. Stock compensation expense increased $1.5 million due to recent stock option and restricted stock unit grants. Office general and administrative expense increased $13.6 million primarily due to acquisition costs related to the recently announced ProBuild transaction.  Occupancy expense increased $1.0 million due to recent acquisitions and expansions at existing facilities. Delivery expense increased $0.9 million largely due to increased sales volume.

As a percentage of sales, selling, general and administrative expenses increased from 18.9% in the first six months of 2014 to 21.3% in the first six months of 2015. As a percentage of sales, salaries and benefits expense, excluding stock compensation expense, increased 0.7%, stock compensation expense increased 0.2%, office general and administrative expense increased 1.5%, occupancy costs were consistent with the first six months of 2014, and delivery expenses decreased 0.1%.  The increase in selling, general and administrative expenses, as a percentage of sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our sales.

Interest Expense, Net. Interest expense was $20.2 million in the first six months of 2015, an increase of $4.8 million from the first six months of 2014. The increase was primarily related to a $4.5 million increase in the non-cash, fair value adjustment related to the exercise of all our remaining stock warrants.

Income Tax Expense. We recorded an income tax benefit of $0.0 million during the six months ended June 30, 2015 compared to income tax expense of $0.1 million during the six months ended June 30, 2014. We recorded an increase in the after-tax, non-cash valuation allowance on our net deferred tax assets of $1.8 million during the six months ended June 30, 2015 and a reduction of the after-tax, non-cash valuation allowance of $3.0 million during the six months ended June 30, 2014. Absent this valuation allowance, our effective tax rate would have been 50.5% and 42.4% for the six months ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at June 30, 2015 consist of cash on hand and borrowing availability under our revolving credit facility.

Our $175.0 million senior secured revolving credit facility (“2013 facility”) has been primarily used for working capital, general corporate purposes, and funding acquisitions. Availability under the 2013 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory and other receivables, including progress billings and credit card receivables, that meet specific criteria contained within the credit agreement, minus agent specified reserves. Net borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of June 30, 2015 and December 31, 2014 (in millions):

	As of
	June 30, 2015	December 31, 2014
Accounts Receivable Availability	$132.1	$102.8
Inventory Availability	82.7	79.6
Other Receivables Availability	10.7	11.5
Gross Availability	225.5	193.9
Less:
Agent Reserves	(9.2)	(8.0)
Borrowing Base	216.3	185.9
Aggregate Revolving Commitments	175.0	175.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	175.0	175.0
Less:
Outstanding Borrowings	(55.0)	(30.0)
Letters of Credit	(16.4)	(15.6)
Net Borrowing Availability on Revolving Facility	$103.6	$129.4
Plus:
Cash in Qualified Accounts	39.2	16.7
Excess Availability, as defined	$142.8	$146.1

As of June 30, 2015, we had $55.0 million in outstanding borrowings under our 2013 facility and our net borrowing availability was $103.6 million after being reduced by outstanding letters of credit of approximately $16.4 million. Excess availability is the sum of our net borrowing availability plus qualified cash, defined as cash on deposit that is subject to a control agreement in favor of the agent. Excess availability must equal or exceed a minimum specified amount, currently $17.5 million, or we are required to meet a fixed charge coverage ratio of 1 to 1. At June 30, 2015, our excess availability was $142.8 million, including $103.6 million in net borrowing availability and $39.2 million in qualified cash. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2015.

Liquidity

Our liquidity at June 30, 2015 was $143.8 million, which includes $103.6 million in net borrowing availability under the 2013 facility and $40.2 million of cash on hand. On July 31, 2015, we acquired ProBuild and all of its operating affiliates for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded with the net cash proceeds from (i) the issuance of $700.0 million in aggregate principal amount of 2023 notes, (ii) the entry into a new $600.0 million term loan facility, (iii) a $295.0 million draw on the 2015 facility and, (iv) a public offering of 9.2 million new shares of our common stock at an offering price of $12.80 per share, subject, in each case, to applicable discounts, commissions, fees, and expenses. In addition, $350.0 million in aggregate principal amount of 7.625% senior secured notes due 2021 (“2021 notes”) remain outstanding. Our estimated liquidity upon closing the ProBuild acquisition was over $500.0 million consisting of cash on hand and borrowing availability under the 2015 facility.

We have substantially increased indebtedness following completion of the ProBuild acquisition in comparison to our indebtedness on a recent historical basis, which will increase our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. For more information regarding the effect of the ProBuild acquisition on our liquidity please refer to our Registration Statement on Form S-3 (Registration No. 333-203824) and the related prospectus supplement.

Should the current industry conditions deteriorate or we pursue additional acquisitions, we may be required to raise additional funds through the sale of common stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps would prove successful.

Consolidated Cash Flows

Cash provided by operating activities was $17.6 million and $0.7 million for the six months ended June 30, 2015 and 2014, respectively. Our working capital decreased $4.0 million in the first six months of 2015 compared to an increase of $13.3 million in the first six months of 2014. The remaining change is due to a $0.4 million decrease in cash provided by operations largely attributable to costs associated with the ProBuild transaction.

Cash used in investing activities was $19.9 million and $20.8 million for the six months ended June 30, 2015 and 2014, respectively. The change is primarily due to a $2.9 million decrease in cash used for acquisitions during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. However, this decrease was mostly offset by a $2.2 million increase in capital expenditures over the same period. The increase in capital expenditures during the six months ended June 30, 2015 primarily relates to purchasing machinery, equipment and vehicles to support sales growth and to increase capacity at existing locations.

Cash provided by financing activities increased $24.8 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The change primarily related to our additional $25.0 million borrowing under our 2013 facility in the first quarter of 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015 the Financial Accounting Standards Board (‘FASB”) issued an update to the existing guidance under the Inventory topic of the Codification. This update changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption of this guidance is permitted as of the beginning of an interim or annual reporting period. This guidance requires prospective application. We are currently evaluating the impact of this guidance on our financial statements.

In April 2015 the FASB issued an update to the existing guidance under the Interest topic of the Accounting Standards Codification (“Codification”). This update requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability instead of a deferred charge. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015 we had $8.3 million in debt issuance costs related to long-term debt which will be reclassified from other assets upon adoption of this standard.

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

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance was originally effective for annual reporting periods beginning after December 15, 2016. However, in July 2015 the FASB approved an optional one year deferral of the effective date to annual reporting periods beginning after December 15, 2017.  As such, this guidance will be effective for us beginning on January 1, 2018. Early adoption is permitted;

however, this guidance cannot be adopted earlier than the original effective date. This guidance allows either full retrospective or modified retrospective methods of adoption. We are currently evaluating the impact of this guidance on our financial statements.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes would not be affected by an increase in market interest rates. Borrowings under the 2013 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At June 30, 2015, a 1.0% increase in interest rates would result in approximately $0.6 million in additional interest expense annually as we had $55.0 million in outstanding borrowings under the 2013 facility. The 2013 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2015, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

For information regarding risk factors related to the ProBuild acquisition please refer to the “Risk Factors” section in our Registration Statement on Form S-3 (Registration No. 333-203824) and the related prospectus supplement.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a) On April 14, 2015, the Company issued 569,655 shares of its common stock to Highbridge Onshore Senior Investments, LLC (“Highbridge”) upon the cashless exercise of warrants held by Highbridge to purchase 700,000 shares of the Company’s common stock at a price of $2.50 per share. In the cashless exercise, Highbridge surrendered its right to receive 130,345 shares of our common stock in payment of the exercise price. These shares had a value of $1,749,999 based on the dollar volume-weighted average price of our common stock on the exercise date. The shares of common stock were issued in reliance on the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the second quarter of fiscal year 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2015 — April 30, 2015	—	$—	—	—
May 1, 2015 — May 31, 2015	3,647	11.57	—	—
June 1, 2015 — June 30, 2015	—	—	—	—
Total	3,647	$11.57	—	—

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that “Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism.  The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the first half of 2015.  No revenue has been generated by Santander UK on these accounts.

An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD sanctions program”), holds a mortgage with Santander UK that was issued prior to any such designation.  No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments.  In the first half of 2015, total revenue in connection with the mortgage was approximately £1,780 while net profits were negligible relative to the overall profits of Santander UK.  Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited.  The accounts have remained frozen during the first half of 2015.  The investment returns are being automatically reinvested, and no disbursements have been made to the customer.  Total revenue for the Group in connection with the investment accounts was approximately £120 while net profits in the first half of 2015 were negligible relative to the overall profits of Banco Santander, S.A.

(b) None

Item 6.  Exhibits

Exhibit Number	Description
2.1

Securities Purchase Agreement, dated as of April 13, 2015, by and among Builders FirstSource, Inc. and ProBuild Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the Securities and Exchange Commission on May 28, 2015, File Number 333-203824)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of May 29, 2013, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

4.3*

Supplemental Indenture to the Indenture dated as of May 29, 2013, dated as of July 31, 2015, among the Company, the Guaranteeing Subsidiaries (as defined therein) and Wilmington Trust, National Association, as trustee

4.4

Indenture, dated as of July 31, 2015, among the Company, the Guarantors (as defined therein), and Wilmington Trust,

National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.5

Supplemental Indenture to the Indenture dated as of July 31, 2015, dated as of July 31, 2015, among the Company, the Guaranteeing Subsidiaries (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 7, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

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

August 7, 2015

/s/ M. CHAD CROW
M. Chad Crow
President, Chief Operating Officer, and Chief Financial Officer
(Principal Financial Officer)

August 7, 2015