Form 10-Q
period 2015-09-30
Builders FirstSource, Inc.
filed 2015-11-09
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 4, 2015 was 109,267,591.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In thousands, except per share amounts)
Net sales	$1,276,063	$434,907	$2,108,570	$1,207,359
Cost of sales	951,289	337,260	1,589,449	940,998
Gross margin	324,774	97,647	519,121	266,361
Selling, general and administrative expenses	286,533	82,062	464,299	227,988
Income from operations	38,241	15,585	54,822	38,373
Interest expense, net	46,005	6,393	66,185	21,725
Income (loss) from continuing operations before income taxes	(7,764)	9,192	(11,363)	16,648
Income tax expense	993	453	990	601
Income (loss) from continuing operations	(8,757)	8,739	(12,353)	16,047
Income (loss) from discontinued operations (net of income tax expense of $0 in 2015 and $0 in 2014)	—	(235)	102	(318)
Net Income (loss)	$(8,757)	$8,504	$(12,251)	$15,729
Comprehensive Income (loss)	$(8,757)	$8,504	$(12,251)	$15,729
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.09	$(0.12)	$0.16
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net Income (loss)	$(0.08)	$0.09	$(0.12)	$0.16
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.08)	$0.07	$(0.12)	$0.14
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net Income (loss)	$(0.08)	$0.07	$(0.12)	$0.14
Weighted average common shares:
Basic	105,856	98,104	101,096	98,010
Diluted	105,856	100,360	101,096	100,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$101,185	$17,773
Accounts receivable, less allowance of $11,300 and $3,153 at September 30, 2015 and December 31, 2014, respectively	657,867	140,064
Other receivables	53,380	24,070
Inventories, net	502,269	138,156
Other current assets	25,832	11,477
Total current assets	1,340,533	331,540
Property, plant and equipment, net	736,632	75,679
Assets held for sale	10,581	1,395
Goodwill	596,407	139,774
Intangible assets, net	334,150	17,228
Other assets, net	19,531	8,449
Total assets	$3,037,834	$574,065
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$58,629	$—
Accounts payable	420,229	74,427
Accrued liabilities	314,584	67,666
Current maturities of long-term debt and lease obligations	30,365	30,074
Total current liabilities	823,807	172,167
Long-term debt and lease obligations, net of current maturities, debt discount and deferred loan costs	1,996,818	344,829
Other long-term liabilities	61,691	16,869
Total liabilities	2,882,316	533,865
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 109,267 and 98,226 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,092	982
Additional paid-in capital	507,550	380,091
Accumulated deficit	(353,124)	(340,873)
Total stockholders' equity	155,518	40,200
Total liabilities and stockholders' equity	$3,037,834	$574,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2015	2014
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,251)	$15,729
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,635	6,413
Asset impairments	1,438	—
Amortization and write-off of deferred loan costs	16,751	1,816
Amortization of debt discount	120	—
Fair value adjustment of stock warrants	4,563	(1,321)
Deferred income taxes	396	361
Bad debt expense	797	(364)
Stock compensation expense	4,972	3,910
Net gain on sale of assets	(587)	(119)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(30,513)	(23,744)
Inventories	31,615	(6,595)
Other current assets	(2,255)	(2,289)
Other assets and liabilities	2,227	(490)
Accounts payable and checks outstanding	32,380	15,798
Accrued liabilities	38,481	21,391
Net cash provided by operating activities	118,769	30,496
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,313)	(14,522)
Proceeds from sale of property, plant and equipment	2,409	120
Cash used for acquisitions, net	(1,465,117)	(33,165)
Net cash used in investing activities	(1,491,021)	(47,567)
Cash flows from financing activities:
Borrowings under revolving credit facility	320,000	30,000
Repayments under revolving credit facility	(215,000)	—
Proceeds from issuance of notes	700,000	—
Proceeds from term loan	594,000	—
Repayments of long-term debt and other loans	(1,365)	(50)
Payments of loan costs	(56,632)	(34)
Proceeds from public offering of common stock, net of issuance costs	111,315	—
Exercise of stock options	4,332	1,535
Repurchase of common stock	(986)	(1,306)
Net cash provided by financing activities	1,455,664	30,145
Net change in cash and cash equivalents	83,412	13,074
Cash and cash equivalents at beginning of period	17,773	54,696
Cash and cash equivalents at end of period	$101,185	$67,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2014	98,226	$982	$380,091	$(340,873)	$40,200
Issuance of common stock from public offering, net of issuance costs	9,200	92	111,223	—	111,315
Vesting of restricted stock units	495	5	(5)	—	—
Stock compensation expense	—	—	4,972	—	4,972
Exercise of stock options	929	9	4,323	—	4,332
Exercise of stock warrants	569	6	7,930	—	7,936
Repurchase of common stock	(152)	(2)	(984)	—	(986)
Comprehensive loss:
Net loss	—	—	—	(12,251)	(12,251)
Total comprehensive loss	—	—	—	—	(12,251)
Balance at September 30, 2015	109,267	$1,092	$507,550	$(353,124)	$155,518

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers.  Following our acquisition of ProBuild Holdings, LLC (“ProBuild”) in July 2015, the company operates locations in 40 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries (including ProBuild as of July 31, 2015), unless otherwise stated or the context otherwise requires.

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

The condensed consolidated balance sheet as of December 31, 2014 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2014 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2014 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent, except as noted below, with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

Certain prior period amounts have been reclassified to conform to the current year presentation due to the ProBuild acquisition and the adoption of updated accounting guidance.

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been revised to present deferred loan costs associated with term debt as a reduction to long-term debt instead of a component of other assets. In the accompanying condensed consolidated balance sheet as of December 31, 2014, $9.0 million has been reclassified from other assets to long-term debt. Deferred loan costs associated with revolving debt arrangements continue to be presented as a component of other assets. Previously the Company presented all deferred loan costs as a component of other assets. This change in accounting principle was made in accordance with the updated guidance issued by the Financial Standards Accounting Board (“FASB”) described in Note 12. This update had no impact on guidance relating to the recognition and measurement of deferred loan costs.

2. Acquisitions

On February 9, 2015, the Company acquired certain assets and the operations of Timber Tech Texas, Inc. and its affiliates (“Timber Tech”) for $5.8 million in cash (including certain adjustments). Timber Tech is based in Cibolo, Texas, which is approximately 25 miles northeast of downtown San Antonio. Timber Tech is a manufacturer of roof trusses, floor trusses, wall panels and sub-components, as well as a supplier of glue laminated timber and veneer lumber beams.

On July 31, 2015, we acquired all of the operating affiliates of ProBuild through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded by the net proceeds received from the financing transactions described in Note 4. Headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. As a result of the ProBuild acquisition, the Company has a greater diversification of products and services and a significantly improved geographic footprint.

The Timber Tech and ProBuild acquisitions were accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The accounting for these acquisitions is preliminary and subject to adjustment as it has not been completed at the date of this filing given the proximity to the acquisition dates.  Therefore, the allocations related to the ProBuild acquisition which are shown in the table below are preliminary and are subject to adjustment.

We incurred $8.8 million and $20.4 million in costs related to the acquisitions during the three and nine months ended September 30, 2015, respectively. These costs include due diligence costs and transaction costs to complete the acquisition, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2015.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition date for ProBuild, net of cash (in thousands):

Accounts receivable	$490,562
Other receivables	34,718
Inventory	394,633
Other current assets	12,101
Property, plant and equipment	655,037
Assets held for sale	10,912
Goodwill (Note 9)	459,472
Intangible assets (Note 10)	321,209
Other assets	2,028
Total assets acquired	2,380,672
Checks outstanding	(32,378)
Current maturities of long term debt and lease obligations	(25,456)
Accounts payable	(339,673)
Accrued expenses	(215,395)
Other long-term liabilities	(46,059)
Long-term debt and lease obligations, net of current maturities	(262,391)
Total liabilities assumed	(921,352)
Total net assets acquired	$1,459,320

All of the goodwill and intangible assets recognized from the Timber Tech and ProBuild acquisitions are expected to be deductible for tax purposes, with the goodwill recognized from these acquisitions being amortized ratably over a 15 year period. The ProBuild acquisition will be treated as an asset purchase for tax purposes.

The operating results of the acquisitions have been included in the consolidated statements of operations and comprehensive income (loss) from their acquisition dates through September 30, 2015. Net sales and net income attributable to ProBuild were $811.9 million and $24.8 million, respectively, for the period of August 1, 2015 through September 30, 2015.  Net sales and net income attributable to Timber Tech are not material.

The following table reflects the unaudited pro forma operating results for the Company for the three and nine months ended September 30, 2015 and 2014, which gives effect to the acquisition of ProBuild as if it had occurred on January 1, 2014. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and ProBuild adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition of ProBuild. Pro forma information for Timber Tech is not presented as it is not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited pro forma) (in thousands, except per share amounts)
Net sales	$1,698,971	$1,711,263	$4,610,937	$4,601,555
Net income (loss)	$19,233	$14,244	$(21,362)	$(105,878)
Basic net income (loss) per share	$0.18	$0.13	$(0.20)	$(0.99)
Diluted net income (loss) per share	$0.17	$0.12	$(0.20)	$(1.00)

Pro forma net income (loss) for the three and nine months ended September 30, 2015 and 2014 reflects adjustments primarily related to depreciation and amortization, the conversion from last-in, first-out to first-in, first out inventory valuation, and interest expense. Pro forma net income (loss) was adjusted to exclude transaction-related expenses of $33.3 million ($22.8 million incurred by the Company and $10.5 million incurred by ProBuild) and $46.7 million ($34.4 million incurred by the Company and $12.3 million incurred by ProBuild) in the three and nine months ended September 30, 2015, respectively. Pro forma net income (loss) for the nine months ended September 30, 2014 was adjusted to include these transaction-related expenses.

3. Net Income (Loss) per Common Share

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 restricted stock shares excluded from our calculation of basic EPS for the three and nine months ended September 30, 2015, as we generated a net loss. 27,000 restricted stock shares were included in the computation of basic EPS for the three and nine months ended September 30, 2014 as we generated net income.

For the purpose of computing diluted EPS, options to purchase 5.5 million shares of common stock and 1.5 million restricted stock units (“RSUs’) were not included in the computations of diluted EPS for the three and nine months ended September 30, 2015 because their effect was anti-dilutive. Incremental shares attributable to average warrants outstanding during the nine months ended September 30, 2015 were not included in the computation of diluted EPS for the nine months ended September 30, 2015 as their effect was anti-dilutive. There were no outstanding warrants as of September 30, 2015 as all of the remaining stock warrants were exercised in April 2015.

Weighted average shares outstanding have been adjusted for common shares underlying 6.3 million options, 1.9 million RSUs, and 0.7 million warrants for the three and nine months ended September 30, 2014. In addition, $1.3 million of income due to fair value adjustments related to the warrants was excluded from net income in the computation of diluted EPS for the three and nine months ended September 30, 2014.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares for basic EPS	105,856	98,104	101,096	98,010
Dilutive effect of options, warrants, and RSUs	—	2,256	—	2,618
Weighted average shares for diluted EPS	105,856	100,360	101,096	100,628

4. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
2021 notes	$350,000	$350,000
2023 notes	700,000	—
2013 facility	—	30,000
2015 facility	135,000	—
2015 term loan	600,000	—
Lease finance obligations	281,366	3,904
Capital lease obligations (Note 5)	8,208	—
	2,074,574	383,904
Unamortized debt discount and debt issuance costs	(47,391)	(9,001)
	2,027,183	374,903
Less: current maturities of long-term debt and lease obligations	30,365	30,074
Long-term debt and lease obligations, net of current maturities	$1,996,818	$344,829

ProBuild Acquisition Financing

As described in Note 2, we acquired all of the operating affiliates of ProBuild on July 31, 2015 through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded with the net cash proceeds from (i) the sale of $700.0 million in aggregate principal amount of 10.75% senior unsecured notes due 2023 (the “2023 notes”), (ii) entry into a $600.0 million term loan credit agreement (the “2015 term loan”) provided by a syndicate of financial institutions led by Deutsche Bank AG, New York Branch, as administrative and collateral agent, (iii) a $295.0 million draw on an amended and restated $800.0 million senior secured revolving credit facility (the“2015 facility”) provided by a syndicate of financial institutions led by SunTrust Bank as administrative and collateral agent, and (iv) a public offering of 9.2 million new shares of our common stock at an offering  price of $12.80 per share (the “equity offering”).

In connection with the financing transactions described above, we incurred approximately $64.9 million of various third-party fees and expenses. Of these costs, $18.1 million were allocated to the 2023 notes, $16.0 million were allocated to the 2015 term loan, $11.2 million were allocated to the 2015 facility and $6.4 million were allocated to the equity offering.  The costs allocated to the 2023 notes and the 2015 term loan have been recorded as reductions to long-term debt and will be amortized over their respective terms using the effective interest method. The costs allocated to the 2015 facility have been recorded as other assets and will be amortized over its term on a straight-line basis. The costs allocated to the equity offering have been recorded as a reduction to additional paid-in capital. In addition, $13.2 million in costs relate to commitment fees paid for bridge and backstop financing facilities entered into in connection with these financing transactions, neither of which was utilized. As such, these fees were recorded as interest expense in the third quarter of 2015.  At the closing of these transactions, there were approximately $3.0 million in unamortized debt issuance costs associated with the 2013 $175.0 million senior secured revolving credit facility (the “2013 facility”), provided by a syndicate of financial institutions led by SunTrust Bank as administrative agent . Of these costs, approximately $0.9 million were recorded as interest expense in the third quarter of 2015. The remaining $2.1 million in unamortized costs associated with the 2013 facility are being amortized over the term of the 2015 facility.

Senior Unsecured Notes due 2023

As of September 30, 2015, we have $700.0 million outstanding in aggregate principal amount of the 2023 notes that mature on August 15, 2023. The 2023 notes were sold in a private offering at an issue price equal to 100% of their face value. Interest accrues on the 2023 notes at a rate of 10.75% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016.

The terms of the notes are governed by an indenture, dated as of July 31, 2015, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (the “trustee”). The notes are subject to an indenture and a supplemental indenture, each dated as of July 31, 2015, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (the “trustee”). Pursuant to the indenture and supplemental indenture, the company’s significant operating subsidiaries, including ProBuild and certain of its subsidiaries, agreed to serve as guarantors of the 2023 notes. The 2023 notes are the Company’s senior unsecured obligations and will rank equally with all of its existing and future senior unsecured debt and will be senior to all of its existing and future subordinated debt.

The indenture contains certain restrictive covenants, which among other things, limit the ability of the Company to incur additional debt, issue preferred stock, create liens, pay dividends, make certain investments, sell certain assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations. At any time prior to August 15, 2018, the Company may redeem the 2023 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2023 notes plus a premium as specified in the indenture. At any time on or after August 15, 2018, the Company may redeem the 2023 notes at the redemption prices set forth in the indenture plus accrued and unpaid interest. In addition, the Company may redeem up to 40% of the aggregate principal amount of the 2023 notes with the net cash proceeds of one or more equity offerings, as described in the indenture, at a price equal to 110.75% of the principal amount thereof, plus accrued and unpaid interest. In the event of a change in control, we may be required to repurchase all or part of the 2023 notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

2015 Term Loan Credit Agreement

As of September 30, 2015, we have $600.0 million outstanding under the 2015 term loan, which matures on July 31, 2022. The 2015 term loan, which was issued at 99%, bears interest, at our option, at either a eurodollar rate or a base rate, plus, in each case an applicable margin. The margin will be 5.0% per annum in the case of eurodollar rate loans and 4.0% per annum in the case of base rate loans. The 2015 term loan has mandatory principal repayments of $1.375 million which are payable in March, June, September, and December of each year, commencing in December 2015, provided that each such payment is subject to reduction as a result of certain prepayments of the loans in accordance with the loan documentation. The weighted average interest rate of the term loan was 6.0% during the third quarter of 2015.

2015 Senior Secured Revolving Credit Facility

The 2015 facility provides for an $800.0 million revolving credit line to be used for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of September 30, 2015, the net borrowing availability under the 2015 facility is $584.5 million after being reduced by outstanding letters of credit of $80.5 million and $135.0 million of borrowings currently outstanding. During the third quarter of 2015, we borrowed $295.0 million and repaid $160.0 million at a weighted average interest rate of 1.7%. The 2015 facility matures on July 31, 2020.

Borrowings under the 2015 facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case an applicable margin. The applicable margin ranges from 1.25% to 1.75% per annum in the case of eurodollar rate loans and 0.25% to 0.75% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2015 facility. A variable commitment fee, currently 0.375% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2015 facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.5%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2015 term loan and 2015 facility will be guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2021 notes. All obligations and the guarantees of those obligations will be secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens, including (i) with respect to the 2015 term loan, a first-priority security interest in such assets that constitute Notes Collateral (as defined below) and a second priority security interest in such assets that constitute ABL Collateral (as defined below), and (ii) with respect to the 2015 facility, a first-priority security interest in such assets that constitute ABL Collateral and a second-priority security interest in such assets that constitute Notes Collateral.

“ABL Collateral” includes substantially all presently owned and after-acquired accounts receivable, inventory, rights of unpaid vendors with respect to inventory, deposit accounts, commodity accounts, securities accounts and lock boxes, investment property, cash and cash equivalents, and general intangibles, books and records, supporting obligations and documents and related letters of credit, commercial tort claims or other claims related to and proceeds of each of the foregoing. “Notes Collateral” includes all collateral which is not ABL collateral.

The 2015 term loan and the 2015 facility contain restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates, respectively. In addition, the 2015 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 in the event that the Company does not meet a minimum measure of availability, currently the larger of $80.0 million or 10% of the maximum borrowing amount under the 2015 facility.

As of September 30, 2015, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Fair Value

The only financial instrument which was measured at fair value on a recurring basis was our warrants. However, on April 14, 2015, the remaining 0.7 million of outstanding, detachable warrants were exercised. The warrants were considered to be derivative financial instruments and were classified as liabilities. We recognized a non-cash, fair value adjustment of approximately $4.7 million in the second quarter of 2015.  This fair value adjustment was recorded as interest expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss).

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

Derivative Not Designated as Hedging Instrument		Amount of Gain (Loss) Recognized in Income
	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Income	2015	2014	2015	2014
Warrants	Interest expense, net	$—	$1,340	$(4,563)	$1,321

We used the income approach to value our warrants by using the Black-Scholes option-pricing model. Using this model, the risk-free interest rate was based on the U.S. Treasury yield curve in effect on the valuation date. The expected life was based on the period of time until the expiration of the warrants. Expected volatility was based on the historical volatility of our common stock over the most recent period equal to the expected life of the warrants. The expected dividend yield was based on our history of not paying regular dividends in the past.

These techniques incorporated Level 1 and Level 2 inputs. Significant inputs to the derivative valuation for the warrants were observable in the active markets and are classified as Level 2 in the hierarchy.

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of September 30, 2015	Fair Value Measurement as of September 30, 2015	Carrying Value As of December 31, 2014	Fair Value Measurement as of December 31, 2014
Warrants (included in Other long-term liabilities)	$—	$—	$3,375	$3,375

We have elected to report the value of our 2021 notes, 2023 notes, and the 2015 term loan at amortized cost. The fair values of the 2021 notes and the 2023 notes at September 30, 2015 were approximately $367.8 million and $708.7 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2015 term loan at September 30, 2015 approximates fair value as the 2015 term loan agreement contains a variable interest rate. As such, the fair value measurement of the term loan was also classified as level 2 in the hierarchy.

Lease Finance Obligations

As a result of the ProBuild acquisition, the Company is party to 172 individual property lease agreements with a single lessor as of September 30, 2015. These lease agreements have initial terms ranging from nine to fifteen years (expiring from 2016 through 2021) and renewal options in five-year increments providing for up to approximately 30-year remaining total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. As a result of these purchase rights, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

Since July 31, 2015, the Company has exercised purchase right options on 2 properties that were subject to leases with the lessor resulting in a non-cash retirement of assets and related lease obligations of $1.5 million for the three and nine months ended September 30, 2015.

     In 2006, we completed construction on a new multi-purpose facility. Based on the evaluation of the construction project in accordance with the Leases topic of the Codification, we were deemed the owner of the facility during the construction period. Effectively, a sale and leaseback of the facility occurred when construction was completed and the lease term began. This transaction did not qualify for sale-leaseback accounting. As a result the Company treats the lease of this facility as a financing arrangement.

As of September 30, 2015, lease finance obligations consist of $281.4 million, with cash payments of $4.1 million for the nine months ended September 30, 2015. These lease finance obligations are included on the condensed consolidated balance sheet as a component of long-term debt and lease obligations. The related assets are recorded as components of property, plant, and equipment on the condensed consolidated balance sheet.

Future maturities of long-term debt and lease finance obligations as of September 30, 2015 were as follows (in thousands):

2015 (from October 1, 2015)	$1,770
2016	23,126
2017	17,492
2018	7,322
2019	7,464
Thereafter	2,009,192
Total long-term debt and lease finance obligations (including current maturities)	$2,066,366

5. Capital Lease Obligations

The Company leases certain property and equipment under capital leases expiring through 2022. These leases require monthly payments of principal and interest, imputed at various interest rates. Future minimum lease payments as of September 30, 2015 are as follows (in thousands):

Years ending December 31,
2015 (from October 1, 2015)	$1,125
2016	6,585
2017	265
2018	232
2019	232
Thereafter	228
Total minimum lease payments	8,667
Less: amount representing interest	(459)
Present value of net minimum payments	8,208
Less: current portion	(7,242)
Long-term capital lease obligations, net of current portion	$966

6. Employee Stock-Based Compensation and Retirement Plans

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

Retirement Plans

Through the ProBuild acquisition, the Company acquired a defined benefit plan, the ProBuild Retirement Plan, which was terminated as of January 30, 2015 and is currently being actively liquidated. Accrued pension costs, which represent the unfunded status of the ProBuild Retirement Plan, were $5.5 million at September 30, 2015.  The Company expects to fully fund all plan benefits and make distributions of all remaining plan benefits upon completion of termination, which is expected to occur in the fourth quarter of 2015.  In addition, as a result of the ProBuild acquisition the Company now maintains two active defined contribution 401(k) plans.

7. Income Taxes

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses, among other matters, the reversal of existing deferred tax liabilities, historical and forecasted taxable income, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

Poor housing market conditions have contributed to our cumulative loss position for the past several years. We believe this, as well as uncertainty around the extent and timing of the continued housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of September 30, 2015.

During the three and nine months ended September 30, 2015 we recorded net increases to the valuation allowance of $1.1 million and $2.9 million against the net deferred tax assets as we generated net operating losses during those periods related to our continuing operations. During the three and nine months ended September 30, 2014, we recorded net reductions to the valuation allowance of $3.3 million and $6.3 million against our net deferred tax assets as we generated net income during these periods. Our effective tax rate was (12.8%) and (8.7%) for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014 our effective tax rate was 4.9% and 3.6%, respectively. Tax expense typically remains relatively constant as it primarily reflects the accrual of income tax expense related to a valuation allowance in connection with the tax amortization of the Company’s goodwill that was not available to offset existing deferred tax assets. Due to the uncertain timing of the reversal of this temporary difference, it cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore the tax liability cannot offset deferred tax assets. The comparison of our effective tax rate between periods is significantly impacted by the level of pre-tax income earned and projected for the year.

Without continued improvement in housing activity, we could be required to establish additional valuation allowances. However, we had positive earnings before taxes in 2014. To the extent we continue to generate sufficient taxable income in the same jurisdictions in the future to utilize the tax benefits of the related net deferred tax assets, we may reverse some or all of the valuation allowance. We currently estimate that we will likely transition into a three year cumulative income position, including an evaluation of ProBuild’s historical results, on a rolling three year period at some time during the year ending December 31, 2016. However, there continues to be uncertainty around housing market projections. Simply coming out of a cumulative loss is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there are other offsetting negative factors. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets.

Utilization of deferred tax assets could be limited by Section 382 of the Internal Revenue Code, which imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis.

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

8. Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and they generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. In addition, we have residual value guarantees on certain equipment leases. Total rent expense under operating leases was approximately $12.7 million and $26.1 million for the three and nine months ended September 30, 2015, respectively, and $6.9 million and $18.7 million for the three and nine months ended September 30, 2014, respectively.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Years ending December 31,
2015 (from October 1, 2015)	$578	$14,658
2016	2,024	55,962
2017	1,999	49,096
2018	1,617	38,984
2019	1,543	26,818
Thereafter	2,426	52,042
	$10,187	$237,560

*	Includes related party future minimum commitments for noncancelable operating leases.

As of September 30, 2015, we had outstanding letters of credit totaling $80.5 million under our 2015 facility that principally support our self-insurance programs.

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

9. Goodwill

The following table sets forth the change in the carrying amount of goodwill for the Company in 2015 (in thousands):

2015
Balance as of January 1,
Goodwill	$184,410
Accumulated impairment losses	(44,636)
139,774
Acquisitions and other purchase price adjustments	456,633
Balance as of September 30,
Goodwill	$641,043
Accumulated impairment losses	(44,636)
$596,407

In 2015, the change in the carrying amount of goodwill is attributable to our acquisitions of ProBuild and Timber Tech and to purchase price adjustments related to previous acquisitions. The amount allocated to goodwill is attributable to the assembled workforce of the acquired companies as well as the synergies expected to arise as a result of these acquisitions. The accounting for the acquisition of ProBuild is preliminary and therefore the assignment of goodwill to reporting units following the ProBuild acquisition has not been completed due to the proximity of the closing date of the ProBuild acquisition to the date of the financial statements.

10. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$206,910	$(7,593)	$18,423	$(2,695)
Non-compete agreements	766	(132)	392	(31)
Trade names	130,061	(2,263)	1,234	(95)
Favorable lease intangibles	6,409	(8)	—	—
Total intangible assets	$344,146	$(9,996)	$20,049	$(2,821)
Unfavorable lease obligations (included in Accrued liabilities and Other long-term liabilities)	$(19,547)	$443	$—	$—

In connection with the acquisition of ProBuild, we recorded intangible assets of $321.2 million, which includes $128.8 million of trade names, $186.0 million of customer relationships and $6.4 million of favorable lease intangibles. We also recorded $19.5 million of unfavorable lease obligations. The weighted average useful lives of the acquired assets are 11.0 years for trade names, 17.8 years for customer relationships, and 10.0 years for both the favorable and unfavorable lease intangibles. The accounting for the ProBuild acquisition is preliminary, as such the amounts recorded as intangible assets are also preliminary.

During the three and nine months ended September 30, 2015, we recorded net amortization expense in relation to the above-listed intangible assets of $4.6 million and $5.7 million, respectively. In addition, as a result of the facility closure activities following the ProBuild acquisition, we recorded a $1.4 million impairment charge against our intangible assets for both the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, we recorded amortization expense of $0.3 million and $0.5 million, respectively.  The following table presents the estimated net amortization expense for these intangible assets for the years ending December 31 (in thousands):

2015 (from October 1, 2015)	$6,191
2016	24,249
2017	24,052
2018	24,868
2019	25,685
Thereafter	210,001
Total future net intangible amortization expense	$315,046

11. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across approximately 450 locations operating in 40 states across the United States, which have been reorganized into nine geographical regions following the ProBuild acquisition.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

As a result of the reorganization following the ProBuild acquisition, the Company has nine operating segments aligned with its nine geographical regions (Regions 1 through 9). While all of our operating segments have similar nature of products, distribution methods and customers, certain of our operating segments have been aggregated due to also containing similar economic characteristics, resulting in the following composition of reportable segments:

•	Regions 1 and 2 have been aggregated to form the “Northeast” reportable segment
•	Regions 3 and 5 have been aggregated to form the “Southeast” reportable segment
•	Regions 4 and 6 have been aggregated to form the “South” reportable segment
•	Region 7, 8 and 9 have been aggregated to form the “West” reportable segment

In addition to our reportable segments, our consolidated results include corporate overhead, other various operating activities that are not internally allocated to a geographical region nor separately reported to the CODM, and certain reconciling items primarily related to allocations of corporate overhead and rent expense, which have collectively been presented as “All Other”.  The accounting policies of the segments are consistent with those described in Note 1, except for noted reconciling items.

The following tables present Net sales, Income (loss) from continuing operations before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the periods indicated (in thousands):

	Three months ended September 30, 2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) from continuing operations before income taxes
Northeast	$238,329	$1,457	$2,589	$13,553
Southeast	290,407	1,664	4,187	7,360
South	360,636	4,077	5,236	14,951
West	353,394	2,327	2,595	21,200
Total reportable segments	1,242,766	9,525	14,607	57,064
All other	33,297	14,328	31,398	(64,828)
Total consolidated	$1,276,063	$23,853	$46,005	$(7,764)
	Nine months ended September 30, 2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) from continuing operations before income taxes
Northeast	$350,238	$1,983	$4,298	$17,190
Southeast	631,409	3,163	10,435	10,694
South	682,923	7,180	12,706	17,897
West	353,395	2,327	2,595	21,200
Total reportable segments	2,017,965	14,653	30,034	66,981
All other	90,605	15,982	36,151	(78,344)
Total consolidated	$2,108,570	$30,635	$66,185	$(11,363)

	Three months ended September 30, 2014
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) from continuing operations before income taxes
Northeast	$63,825	$256	$931	$2,134
Southeast	184,791	673	3,090	2,905
South	153,289	780	3,248	2,321
West	—	—	—	—
Total reportable segments	401,905	1,709	7,269	7,360
All other	33,002	682	(876)	1,832
Total consolidated	$434,907	$2,391	$6,393	$9,192
	Nine months ended September 30, 2014
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) from continuing operations before income taxes
Northeast	$179,668	$820	$2,794	$3,255
Southeast	512,444	2,080	8,983	3,887
South	422,617	1,641	9,455	4,162
West	—	—	—	—
Total reportable segments	1,114,729	4,541	21,232	11,304
All other	92,630	1,872	493	5,344
Total consolidated	$1,207,359	$6,413	$21,725	$16,648

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Lumber & lumber sheet goods	$414,662	$152,429	$690,080	$432,715
Windows, doors & millwork	279,336	136,789	546,006	372,284
Manufactured products	222,097	91,263	405,414	253,710
Gypsum, roofing & insulation	110,037	12,647	133,810	34,975
Siding, metal & concrete products	113,243	11,656	135,381	30,844
Other building products & services	136,688	30,123	197,879	82,831
Net sales	$1,276,063	$434,907	$2,108,570	$1,207,359

12. Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (FASB) issued an update to the existing guidance under the Business Combinations topic. This update simplifies the accounting for measurement-period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update will be effective for all annual and interim periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of this guidance on our financial statements.

In July 2015 the FASB issued an update to the existing guidance under the Inventory topic of the Codification. This update changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption of this guidance is permitted as of the beginning of an interim or annual reporting period. This guidance requires prospective application. We do not expect the adoption of this guidance to have an impact on our financial statements.

In April 2015 the FASB issued an update to the existing guidance under the Interest topic of the Codification. This update requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability instead of a deferred charge. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. As discussed in Note 1 we elected to adopt this guidance in the third quarter of 2015.

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

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2014 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, including ProBuild Holdings, LLC (“ProBuild”), as of July 31, 2015, unless otherwise stated or the context otherwise requires.

Cautionary Statement

Statements in this report which are not purely historical facts or which necessarily depend upon future events, including statements regarding our anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements in this report are based upon information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements made in this report involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of our annual report on Form 10-K. For information regarding risk factors related to the company’s business and the ProBuild acquisition, please refer to Part II Item 1A-Risk Factors of this quarterly report on Form 10-Q.

COMPANY OVERVIEW

We are a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. Following our acquisition of ProBuild in July 2015, the Company operates approximately 450 locations in 40 states across the United States. We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, aluminum and vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products into six product categories:

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.
•

Windows, Door & Millwork. Windows & doors are comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name.

•	Manufactured Products. Manufactured products consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.
•	Gypsum, Roofing & Insulation. Gypsum, roofing, & insulation include wallboard, metal studs and trims, ceilings, joint treatment and finishes, stucco and exteriors.
•	Siding, metal, and concrete. Siding, metal, and concrete includes vinyl, composite, and wood siding, other exteriors, and cement.
•

Other Building Products & Services. Other building products & services are comprised of products such as cabinets and hardware as well as services such as turn-key framing, shell construction, design assistance, and professional installation spanning the majority of our product categories.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by both the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 740,000 as of September 30, 2015. However, single-family housing starts remain well below the historical average (from 1959 through 2014) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a recent trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover further in the long term and that the downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

•

Successful integration of the ProBuild business: The acquisition of ProBuild has substantially increased the scale of our company.  Successfully integrating ProBuild will be critical to achieving our future objectives. Combining our two companies may be more difficult, costly, or time consuming than expected, which could result in the acquisition not achieving its intended results, including the expected operational synergies and cost savings. In addition, as a result of the ProBuild acquisition we have substantially increased indebtedness. Reduction of our outstanding debt will be a key imperative as we work to achieve the intended results of the acquisition.

RECENT DEVELOPMENTS

Acquisitions

On February 9, 2015, the Company acquired certain assets and the operations of Timber Tech Texas, Inc. and its affiliates (“Timber Tech”) for $5.8 million in cash (including certain adjustments). Timber Tech is based in Cibolo, Texas, which is approximately 25 miles northeast of downtown San Antonio. Timber Tech is a manufacturer of roof trusses, floor trusses, wall panels and sub-components, as well as a supplier of glue laminated timber and veneer lumber beams.

On July 31, 2015, we acquired all of the operating affiliates of ProBuild through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. Previously headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. We believe that the ProBuild acquisition will lead to greater diversification and scale, an improved geographic footprint, and significant potential cost savings. In addition, we bring to ProBuild significant sales expertise in value-added products, which we believe, when combined with ProBuild’s attractive customer mix, will result in enhanced sales growth of higher margin products for the Company.

The ProBuild purchase price was funded with the net cash proceeds from (i) the sale of $700.0 million in aggregate principal amount of 10.75% senior unsecured notes due 2023 (“2023 notes”), (ii) the entry into a new $600.0 million term loan credit agreement (“2015 term loan”), (iii) a $295.0 million draw on an amended and restated $800.0 million senior secured revolving credit facility (“2015 facility”), and (iv) a public offering of 9.2 million new shares of our common stock at an offering  price of $12.80 per share, subject, in each case, to applicable discounts, commissions, fees, and expenses.

The ProBuild and Timber Tech transactions were accounted for by the acquisition method, and accordingly their results of operations were included in the Company’s consolidated financial statements from the respective acquisition dates. The purchase price will be allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The accounting for these acquisitions is preliminary and subject to adjustment as it has not been completed at the date of this filing given the proximity to the acquisition dates.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the third quarter of 2015, actual U.S. single-family housing starts were 203,400, a 14.5% increase compared to the third quarter of 2014. U.S. single-family units under construction increased 13.3% during the third quarter of 2015 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers and the slow economic recovery, among other factors, have hampered a stronger recovery. The NAHB is forecasting 719,000 U.S. single-family housing starts for 2015, which is up approximately 11.1% from 2014, but still well below the historical average (from 1959 to 2014) of 1.0 million single-family housing starts per year.

Our net sales for the third quarter of 2015 were up 193.4% over the same period last year, 188.9% of which was due to recent acquisitions, primarily the acquisition of ProBuild. Excluding the impact of recent acquisitions, we estimate net sales increased 11.8% due to increased volume, which was partially offset by a 7.3% decrease due to the impact of commodity price deflation on net sales. Our gross margin percentage increased by 3.0% during the third quarter of 2015 compared to the third quarter of 2014. Excluding the impact of the ProBuild acquisition, our gross margin percentage increased 2.1%, primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in net sales. We intend to implement similar changes in ProBuild’s business activities to the extent feasible. However, our selling, general and administrative expenses, as a percentage of net sales, were 22.5% in the third quarter of 2015, a 3.7% increase from 18.8% in the third quarter of 2014. Excluding ProBuild, selling, general, and administrative expenses were 22.3% of net sales. The increase was primarily due to acquisition costs related to the ProBuild acquisition, an increase in facility closure costs associated with location consolidations, and an increase in intangible asset amortization.  This remaining increase was further affected by the negative impact of commodity price deflation on our net sales.

As a result of the ProBuild acquisition, we have substantially increased indebtedness. As such, reduction of our outstanding debt is a key area of focus for the Company. During the third quarter of 2015, we repaid $160.0 million of the original $295.0 million borrowed under the 2015 facility at the closing of the acquisition.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2015 and 2014, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.5%	77.5%	75.4%	77.9%
Gross margin	25.5%	22.5%	24.6%	22.1%
Selling, general and administrative expenses	22.5%	18.8%	22.0%	18.9%
Income from operations	3.0%	3.7%	2.6%	3.2%
Interest expense, net	3.6%	1.5%	3.1%	1.8%
Income tax expense	0.1%	0.1%	0.1%	0.1%
Income (loss) from continuing operations	(0.7)%	2.1%	(0.6)%	1.3%
Income (loss) from discontinued operations, net of tax	0.0%	(0.1)%	0.0%	(0.0)%
Net income (loss)	(0.7)%	2.0%	(0.6)%	1.3%

Three Months Ended September 30, 2015 Compared with the Three Months Ended September 30, 2014

Net Sales. Net sales for the three months ended September 30, 2015 were $1,276.1 million, a 193.4% increase over net sales of $434.9 million for the three months ended September 30, 2014. Net sales increased $821.6 million, or 188.9%, due to recent acquisitions, primarily ProBuild. Excluding the impact of acquisitions, net sales increased $19.5 million, or 11.8% due to increased volume, which was partially offset by a 7.3% decrease due to the impact of commodity price deflation on net sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 14.5% and single-family units under construction increased 13.3% in the third quarter of 2015 compared to the third quarter of 2014.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2015		2014
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$414.7	32.5%	$152.4	35.0%	172.0%
Windows, doors & millwork	279.4	21.9%	136.8	31.5%	104.2%
Manufactured products	222.1	17.4%	91.3	21.0%	143.4%
Gypsum, roofing & insulation	110.0	8.6%	12.6	2.9%	770.1%
Siding, metal & concrete products	113.2	8.9%	11.7	2.7%	871.5%
Other building products & services	136.7	10.7%	30.1	6.9%	353.8%
Net sales	$1,276.1	100.0%	$434.9	100.0%	193.4%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer mix across 40 states through the ProBuild acquisition.   Excluding ProBuild, net sales increased across all product categories, except lumber & lumber sheet goods. The $3.4 million decline in net sales of lumber and lumber sheet goods, excluding ProBuild, was largely due to a 15.9% decrease in market prices for such commodities in the third quarter of 2015 compared to the third quarter of 2014, which was mostly offset by an increase in sales volume.

Gross Margin. Gross margin increased $227.1 million to $324.8 million. Of this increase, $210.7 million is due to the ProBuild acquisition. Excluding ProBuild, gross margin increased $16.5 million. Our gross margin percentage increased to 25.5% in the third quarter of 2015 from 22.5% in the third quarter of 2014, a 3.0% increase. Excluding ProBuild, our gross margin percentage increased 2.1%, primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales in the third quarter of 2015 compared to the third quarter of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $204.5 million, or 249.2%. Excluding ProBuild, our selling, general, and administrative expense increased $21.3 million or 26.0%. Excluding ProBuild, our salaries and benefits expense, excluding stock compensation expense, was $58.0 million, an increase of $7.0 million from the third quarter of 2014, primarily due to a 7.4% increase in full-time equivalent employees related to increased sales volume and other recent acquisitions. Office general and administrative expense increased $10.4 million, primarily due to $10.3 million in acquisition and integration costs related to the ProBuild acquisition. Facility closure costs increased $3.3 million primarily due to costs associated with location consolidations following the ProBuild acquisition. Intangible asset amortization increased $0.6 million due to other recent acquisitions.  Delivery expense increased $0.3 million largely due to increased sales volume.

As a percentage of net sales, selling, general and administrative expenses increased from 18.8% in the third quarter of 2014 to 22.5% in the third quarter of 2015. Excluding ProBuild, selling, general and administrative expenses were 22.3% of net sales. As a percentage of net sales, salaries and benefits expense, excluding stock compensation expense, increased 0.8%, office general and administrative expense increased 2.1%, facility closure costs increased 0.7%, intangible asset amortization increased 0.1% and delivery expenses decreased 0.1%. The increase in selling, general and administrative expenses, as a percentage of net sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our net sales.

Interest Expense, Net. Interest expense was $46.0 million in the third quarter of 2015, an increase of $39.6 million from the third quarter of 2014. Excluding interest expense attributable to ProBuild, which is primarily related to non-cash interest expense associated with lease finance obligations, our interest expense was $42.5 million, an increase of $36.1 million. The increase was primarily related to the financing transactions associated with the acquisition of ProBuild. Of the $36.1 million increase, $20.0 million was attributable primarily to increased interest expense related to our 2023 notes, 2015 term loan and 2015 facility, $13.2 million was due to commitment fees related to unutilized bridge and backstop facilities, $3.1 million was related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to our previously outstanding stock warrants in the third quarter of 2014.

Income Tax Expense. We recorded an income tax expense of $1.0 million in the third quarter of 2015 compared to $0.5 million of income tax expense in the third quarter of 2014. We recorded an increase in the after-tax, non-cash valuation allowance on our net deferred tax assets of $1.1 million in the third quarter of 2015 and a $3.3 million reduction in the after-tax, non-cash valuation allowance on our net deferred tax assets in the third quarter of 2014. Our effective tax rate was (12.8%) and 4.9% in the third quarter of 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 Compared with the Nine Months Ended September 30, 2014

Net Sales. Net sales for the nine months ended September 30, 2015 were $2,108.6 million, a 74.6% increase over net sales of $1,207.4 million for the nine months ended September 30, 2014. Net sales increased $859.9 million, or 71.2%, due to recent acquisitions, primarily ProBuild. Excluding the impact of acquisitions, net sales increased $41.3 million, or 8.7% due to increased volume, which was partially offset by a 5.3% decrease due to the impact of commodity price deflation on net sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 11.1% and single-family units under construction increased 9.9% in the first nine months of 2015 compared to the first nine months of 2014.

The following table shows net sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2015		2014
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$690.1	32.7%	$432.7	35.8%	59.5%
Windows, doors & millwork	546.0	25.9%	372.3	30.8%	46.7%
Manufactured products	405.4	19.2%	253.7	21.0%	59.8%
Gypsum, roofing & insulation	133.8	6.3%	35.0	2.9%	282.6%
Siding, metal & concrete products	135.4	6.4%	30.9	2.6%	338.9%
Other building products & services	197.9	9.5%	82.8	6.9%	138.9%
Net sales	$2,108.6	100.0%	$1,207.4	100.0%	74.6%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Excluding the impact of the ProBuild acquisition, net sales increased across all product categories, except lumber & lumber sheet goods. The $8.3 million decline in net sales of lumber and lumber sheet goods, excluding ProBuild, was largely due to a 10.6% decrease in market prices for such commodities in the first nine months of 2015 compared to the first nine months of 2014, which was mostly offset by an increase in sales volume.

Gross Margin. Gross margin increased $252.8 million to $519.1 million. Of this increase, $210.7 million is due to ProBuild. Excluding ProBuild, gross margin increased $42.1 million. Our gross margin percentage increased to 24.6% in the first nine months of 2015 from 22.1% in the third quarter of 2014, a 2.5% increase. Excluding ProBuild, our gross margin percentage increased 1.7%, primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales in the first nine months of 2015 compared to the first nine months of 2014.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $236.3 million, or 103.7%. Excluding ProBuild, our selling, general, and administrative expense increased $53.2 million or 23.3%. Excluding ProBuild, our salaries and benefits expense, excluding stock compensation expense, was $163.1 million, an increase of $20.3 million from the first nine months of 2014, primarily due to a 6.9% increase in full-time equivalent employees related to increased sales volume and other recent acquisitions. Office general and administrative expense increased $23.9 million, primarily due to $21.9 million in acquisition and integration costs related to the ProBuild acquisition. Facility closure costs increased $3.5 million primarily due to costs associated with location consolidations following the ProBuild acquisition. Intangible asset amortization increased $1.6 million due to other recent acquisitions.  Delivery expense increased $1.2 million largely due to increased sales volume.

As a percentage of net sales, selling, general and administrative expenses increased from 18.9% in the first nine months of 2014 to 22.0% in the first nine months of 2015. Excluding ProBuild, selling, general and administrative expenses were 21.7% of net sales. As a percentage of net sales, salaries and benefits expense, excluding stock compensation expense, increased 0.8%, office general and administrative expense increased 1.7%, facility closure costs increased 0.3%, intangible asset amortization increased 0.1% and delivery expenses decreased 0.1%. The increase in selling, general and administrative expenses, as a percentage of net sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our net sales.

Interest Expense, Net. Interest expense was $66.2 million in the first nine months of 2015, an increase of $44.5 million from the first nine months of 2014. Excluding interest expense attributable to ProBuild, which is primarily related to non-cash interest expense associated with lease finance obligations, interest expense was $62.7 million, an increase of $41.0 million. The increase was primarily related to the financing transactions associated with the acquisition of ProBuild. Of the $41.0 million increase, $20.0 million was attributable to increased interest expense related to our 2023 notes, 2015 term loan and 2015 facility, $13.2 million was due to commitment fees related to unutilized bridge and backstop facilities, and $7.7 million was related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to our previously outstanding stock warrants for the first nine months of 2015 compared to the same period one year ago.

Income Tax Expense. We recorded income tax expense of $1.0 million during the nine months ended September 30, 2015 compared to income tax expense of $0.6 million during the nine months ended September 30, 2014.  We recorded an increase in the after-tax, non-cash valuation allowance on our net deferred tax assets of $2.9 million during the nine months ended September 30, 2015 and a $6.3 million reduction in the after-tax, non-cash valuation allowance on our net deferred tax assets during the nine months ended September 30, 2014. Our effective tax rate was (8.7%) and 3.6% for the nine months ended September 30, 2015 and 2014, respectively.

Results by Reportable Segment

The following table shows net sales and income (loss) from continuing operations before income taxes by reportable segment (dollars in millions):

	Three months ended September 30,
	Net sales					Income (loss) from continuing operations before income taxes
	2015	% of net sales	2014	% of net sales	% change	2015	% of net sales	2014	% of net sales	% change
Northeast	$238,329	19.2%	$63,825	15.9%	273.4%	$13,553	5.7%	$2,134	3.3%	535.1%
Southeast	290,407	23.4%	184,791	46.0%	57.2%	7,360	2.5%	2,905	1.6%	153.4%
South	360,636	29.0%	153,289	38.1%	135.3%	14,951	4.1%	2,321	1.5%	544.2%
West	353,394	28.4%	—	—	—	21,200	6.0%	—	—	—
	$1,242,766	100.0%	$401,905	100.0%		$57,064	4.6%	$7,360	1.8%

	Nine months ended September 30,
	Net sales					Income (loss) from continuing operations before income taxes
	2015	% of net sales	2014	% of net sales	% change	2015	% of net sales	2014	% of net sales	% change
Northeast	$350,238	17.4%	$179,668	16.1%	94.9%	$17,190	4.9%	$3,255	1.8%	428.1%
Southeast	631,409	31.3%	512,444	46.0%	23.2%	10,694	1.7%	3,887	0.8%	175.1%
South	682,923	33.8%	422,617	37.9%	61.6%	17,897	2.6%	4,162	1.0%	330.0%
West	353,395	17.5%	—	—	—	21,200	6.0%	—	—	—
	$2,017,965	100.0%	$1,114,729	100.0%		$66,981	3.3%	$11,304	1.0%

As a result of our reorganization following the ProBuild acquisition, we now have four reportable segments based on an aggregation of the geographic regions in which we operate.  We achieved increased net sales and profitability across all our reportable segments, primarily due to the ProBuild acquisition.  Excluding the impact of recent acquisitions, net sales in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 were flat in our Northeast reportable segment while increasing 5.4% and 6.0% in our Southeast and South reportable segments, respectively, due to volume increases which outpaced the commodity price deflation offset.  The same factors, primarily volume increases offset by commodity price deflation, influenced the increase in net sales, excluding the impact of recent acquisitions in our Southeast and South reportable segments by 4.6% and 5.6%, respectively, in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Excluding recent acquisitions, net sales for our Northeast reportable segment decreased 2.3% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to slower regional sales growth which was not enough to overcome the commodity price deflation impact.  The West reportable segment operations were acquired through the ProBuild acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at September 30, 2015 consist of cash on hand and borrowing availability under our revolving credit facility.

Our 2015 facility will be primarily used for working capital, general corporate purposes, and funding acquisitions. Availability under the 2015 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, including progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of September 30, 2015 (in millions):

As of
September 30, 2015
Accounts Receivable Availability	$475.0
Inventory Availability	311.2
Other Receivables Availability	38.3
Gross Availability	824.5
Less:
Agent Reserves	(23.7)
Plus:
Cash in Qualified Accounts	94.1
Borrowing Base	894.9
Aggregate Revolving Commitments	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	800.0
Less:
Outstanding Borrowings	(135.0)
Letters of Credit	(80.5)
Net Excess Borrowing Availability on Revolving Facility	$584.5

As of September 30, 2015, we had $135.0 million in outstanding borrowings under our 2015 facility and our net excess borrowing availability was $584.5 million after being reduced by outstanding letters of credit of approximately $80.5 million. Excess availability must equal or exceed a minimum specified amount, currently $80.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2015.

Liquidity

Our liquidity at September 30, 2015 was $685.7 million, which consists of net borrowing availability under the 2015 facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $118.8 million and $30.5 million for the nine months ended September 30, 2015 and 2014, respectively.  Our working capital decreased $69.7 million in the first nine months of 2015 compared to a decrease of $4.6 million in the first nine months of 2014.  However, our cash interest payments increased $10.8 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2015, we had $13.2 million in one-time cash interest payments attributable to commitment fees related to unutilized bridge and backstop facilities. The remaining increase in cash provided by operations is primarily related to increased sales and profitability during the nine months ended September 30, 2015, as a result of higher sales volume and the acquisition of ProBuild.

Cash used in investing activities was $1,491.0 million and $47.6 million for the nine months ended September 30, 2015 and 2014, respectively.  The change is primarily due to the $1,459.3 million ProBuild acquisition.  In addition, we acquired Timber Tech for $5.8 million, during the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, $33.2 million of cash was used for acquisitions.  Capital expenditures for the nine months ended September 30, 2015 was $28.3 million compared to $14.5 million of capital expenditures for the nine months ended September 30, 2014.  The increase in capital expenditures primarily relates to purchasing machinery, equipment and vehicles to support sales growth and to increase capacity at existing locations.

Cash provided by financing activities was $1,455.7 million and $30.1 million for the nine months ended September 30, 2015 and 2014, respectively.  During the nine months ended September 30, 2015, the cash provided by financing activities was primarily due to $700.0 million of proceeds from the issuance of notes, $594.0 million of proceeds from a new term loan agreement, $320.0 million of borrowings under the revolving credit facilities, and $111.3 million of proceeds from the public offering of common stock, net of issuance costs. Slightly offsetting this, we repaid $215.0 million under the revolving credit facilities during the nine months ended September 30, 2015.  In addition, during the nine months ended September 30, 2015, we paid $56.6 million of deferred loan costs.  The cash provided by financing activities during the nine months ended September 30, 2014, primarily relates to $30.0 million of borrowings under our 2013 facility.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of September 30, 2015 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,788,849	$5,580	$11,189	$11,233	$1,760,847
Interest on long-term debt(1)	1,013,244	143,121	284,749	284,221	301,153
Lease finance obligations(2)	422,977	21,483	41,659	41,454	318,381
Capital lease obligations	8,208	7,242	653	313	—
Operating leases	237,560	56,908	92,828	46,635	41,189
Uncertain tax positions(3)	—	—	—	—	—
Total contractual cash obligations	$3,470,838	$234,334	$431,078	$383,856	$2,421,570

(1)

We had $135.0 million in borrowings under the 2015 facility as of September 30, 2015. Borrowings under the 2015 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to any future borrowing activity under the 2015 facility.

(2)	Includes lease finance obligations and the related interest obligation.
(3)

We have $0.2 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.3 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at September 30, 2015. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities. We plan to lease additional delivery equipment during the remainder of 2015 to support anticipated sales growth. These operating leases are not included in the table above.

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

In addition, the Company is party to certain agreements related to its lease finance obligations which commit the Company to perform certain repairs and maintenance obligations under the leases in a specified manner and timeframe that generally will occur throughout the next year.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Business Combinations topic. This update simplifies the accounting for measurement-period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update will be effective for all annual and interim periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We are currently evaluating the impact of this guidance on our financial statements.

In July 2015 the FASB issued an update to the existing guidance under the Inventory topic of the Codification. This update changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption of this guidance is permitted as of the beginning of an interim or annual reporting period. This guidance requires prospective application. We do not expect the adoption of this guidance to have an impact on our financial statements.

In April 2015 the FASB issued an update to the existing guidance under the Interest topic of the Codification. This update requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability instead of a deferred charge. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued. The Company elected to adopt this guidance in the third quarter of 2015.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes and our 2023 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes and 2023 notes would not be affected by an increase in market interest rates. Borrowings under the 2015 facility and the 2015 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At September 30, 2015, a 1.0% increase in interest rates would result in approximately $1.4 million in additional interest expense annually as we had $135.0 million in outstanding borrowings under the 2015 facility. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At September 30, 2015, a 1.0% increase in interest rates on the 2015 term loan would result in approximately $6.0 million in additional interest expense annually.

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

Item 4. Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”), principal financial officer (“CFO”) and principal accounting officer (“CAO”), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. The controls evaluation was conducted by our Disclosure Committee, comprised of senior representatives from our finance, accounting, internal audit, operations, and legal departments under the supervision of our CEO, CFO and CAO.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of  September 30, 2015, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes, other than described below, in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 31, 2015, the Company acquired all of the operating affiliates of ProBuild Holdings, LLC (“ProBuild”). The Company is currently in the process of integrating ProBuild pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. Because of the size, complexity and timing of the ProBuild acquisition, the internal controls over financial reporting of ProBuild will be excluded from management’s assessment of the Company’s internal control over financial reporting for the year ended December 31, 2015, as permitted under SEC regulations.

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

The industry in which we operate is dependent upon the residential homebuilding industry, as well as the U.S. economy, the credit markets and other important factors.

The building products industry is highly dependent on new home and multifamily construction, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels and occupancy, housing demand and the health of the U.S. economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Production of new homes and multifamily buildings may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized builders and sub-contractors, and shortages of suitable building lots and material. The homebuilding industry is currently experiencing a shortage of qualified, trained labor in many areas, including those served by us. In addition, the building industry is subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, building design and safety, construction, energy conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area or in order to maintain certain areas as primarily or exclusively residential. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. U.S. homebuilding activity increased in 2013 and 2014 to approximately 617,700 and 647,800 single-family starts, respectively, although it remains well below the historical average (from 1959 through 2013) of 1.0 million single-family starts per year. According to the U.S. Census Bureau, actual U.S. single family housing starts in the U.S. during 2014 were 55.8% lower than in 2006. We believe that the slow recovery of the housing market is due to a variety of factors including: a severe economic recession, followed by a gradual economic recovery; limited credit availability; shortages of suitable building lots in many regions; shortages of experienced labor; a substantial reduction in speculative home investment; and soft housing demand. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services, which in turn had a significant adverse effect on our business and operating results during fiscal years 2007 through 2012.

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

If the housing market declines, we may be required to take impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.

We recorded no goodwill or significant asset impairment charges in continuing operations in 2014 or 2013. If conditions in the housing industry deteriorate we may need to take goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry conditions, we may have to temporarily idle or permanently close certain facilities in under-performing regions. Any such facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of September 30, 2015, our debt totaled $2,074.6 million, including $289.6 million of lease finance obligations and capitalized lease obligations. We have an $800 million senior secured revolving credit facility (“2015 facility”). As of September 30, 2015, we had $135.0 million in borrowings, as well as $80.5 million of letters of credit outstanding under the 2015 facility.  In addition, we have significant obligations under ongoing operating leases that are not reflected on our balance sheet.

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

•

exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the 2015 facility and the 2015 term loan would be at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and
•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

In addition, some of our debt instruments, including those governing the 2015 facility, the 2015 term loan, the 2021 notes and the 2023 notes, contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

Our financial condition and operating performance and that of our subsidiaries are also subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations in an effort to meet our debt service and other obligations. The agreements governing the 2015 facility and the 2015 term loan and the indentures governing our 2021 notes and our 2023 notes restrict our ability to dispose of assets and to use the proceeds from such dispositions. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are substantially reliant on cash on hand and borrowing availability under the 2015 facility, which totaled $584.5 million at September 30, 2015, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing industry improves. Our inability to renew, amend or replace the 2015 facility, the 2015 term loan, the 2021 notes or the 2023 notes when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

Economic and credit market conditions, the performance of our industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. Any worsening of current housing market conditions or the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including the 2021 notes, the 2023 notes, the 2015 facility and the 2015 term loan. The agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2021 notes and the 2023 notes, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, including potential acquisitions, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

We may incur additional indebtedness.

We may incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2021 notes and the 2023 notes. If new debt is added to our current debt levels, or to our pro forma debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.

Our financing arrangements, including the agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2021 notes and the 2023 notes, contain various provisions that limit our ability to, among other things:

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

The agreement governing the 2015 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80 million or 10% of the maximum borrowing amount. As of September 30, 2015, our excess availability was $584.5 million.

These provisions may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with the agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2021 notes and the 2023 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these provisions, including those contained in the 2015 facility and the 2015 term loan and the indentures governing the 2021 notes and the 2023 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

We each occupy most of our respective facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are leased. Many of our leases are non-cancelable, typically have initial expiration terms ranging from five to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be of the same terms (five to 15 years), will be non-cancelable and will feature similar renewal options. If we close or idle a facility we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations such as subleasing opportunities or negotiated lease terminations. During the period from 2007 through 2013, we closed or idled a number of facilities for which we continue to remain liable. Our obligation to continue making rental payments with respect to leases for closed or idled facilities could have a material adverse effect on our business and results of operations. At the end of a lease term and any renewal period for a leased facility, for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our facility leases, we may close or, if possible, relocate the facility, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated facility may not equal the revenue and profit generated at the existing operation.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the 2015 facility, the 2015 term loan, the terms of the indentures governing the 2021 notes and the 2023 notes and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

The building supply industry is cyclical and seasonal.

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. For the nine months ended September 30, 2015, average prices for lumber and lumber sheet goods were 10.6% lower than the prior year. Our lumber and lumber sheet goods product category represented 32.7% of total sales for the nine months ended September 30, 2015~~.~~ We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, although weather patterns affect our operating results throughout the year, adverse weather historically has reduced construction activity in the first and fourth quarters in the regions where we operate. To the extent that hurricanes, severe storms, floods, other natural disasters or similar events occur in the regions in which we operate, our business may be adversely affected. We anticipate that fluctuations from period to period will continue in the future.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 25.1% and 22.5% of our sales for the years ended December 31, 2014 and 2013, respectively. ProBuild’s ten largest customers generated approximately 12% of ProBuild’s sales for the years ended December 31, 2014 and 2013. We cannot guarantee that we will maintain or improve the relationships with these customers or that we will supply these customers at historical levels. Due to the weak housing market over the past several years, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our regions.

In addition, production homebuilders, commercial builders and other customers may: (1) seek to purchase some of the products that we currently sell directly from manufacturers, (2) elect to establish their own building products manufacturing and distribution facilities or (3) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.

The building products supply industry is highly fragmented and competitive. We face, and will continue to face, significant competition from local and regional building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders or commercial builders, (5) adapt more quickly to new technologies or evolving customer requirements than we do, or (6) have access to financing on more favorable terms that we can obtain in the market. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, have intensified their marketing efforts to professional homebuilders in recent years and may continue to intensify these efforts in the future. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders or commercial builders. The volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders or commercial builders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders or commercial builders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

We are subject to competitive pricing pressure from our customers.

Production homebuilders and commercial builders historically have exerted and will continue to exert significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The housing industry downturn resulted in significantly increased pricing pressures from production homebuilders and other customers. Over the past few years, these pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among production homebuilders or commercial builders, and changes in production homebuilders’ or commercial builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected.

The ownership position of affiliates of JLL Fund V and Warburg Pincus LLC limits other stockholders’ ability to influence corporate matters.

Affiliates of JLL Fund V and Warburg Pincus LLC (“Warburg”) together owned approximately 42% of our outstanding common stock as of September 30, 2015. Five of our ten directors hold positions with affiliates of either JLL Fund V or Warburg. Accordingly, JLL Fund V and Warburg have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL Fund V and Warburg are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters, and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Our continued success will depend on our ability to retain our key employees and to attract and retain new qualified employees.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced senior employees, could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

The nature of our business exposes us to product liability, product warranty, casualty, construction defect, vehicle and other claims and legal proceedings.

We are involved in product liability, product warranty, casualty, construction defect, vehicle and other claims relating to the products we manufacture and distribute, and services we provide that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we have no direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our respective employees and subcontractors, and builders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, vehicle, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings. We cannot assure you that any current or future claims against us will not adversely affect our financial condition, operating results and cash flows.

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

We have historically experienced, and in the future will continue to experience, variability in revenues and earnings on a quarterly basis. The factors expected to contribute to this variability include, among others: (1) the volatility of prices of lumber, wood products and other building products, (2) the cyclical nature of the homebuilding industry, (3) general economic conditions in the various areas that we serve, (4) the intense competition in the industry, including expansion and growth strategies by competitors, (5) the production schedules of our customers, and (6) the effects of the weather. These factors, among others, make it difficult to project our operating results on a consistent basis, which may affect the price of our stock.

We may be adversely affected by any disruption in our respective information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. ProBuild currently maintains multiple enterprise resource planning (“ERP”) systems to manage its operations. We expect to integrate ProBuild’s systems with ours over time, or to select a new ERP system to serve the combined company’s operations. We may encounter significant operational disruptions as a result of such process, which could have a material adverse effect on our financial condition, operating results and cash flows. Our primary ERP system, which we use for operations representing approximately 97% of our legacy sales, is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We and ProBuild rely upon our respective information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our or ProBuild’s information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or associated costs will not have a material adverse effect on our financial condition, operating results and cash flows.

We may be adversely affected by any natural or man-made disruptions to our distribution and manufacturing facilities.

We currently maintain a broad network of distribution and manufacturing facilities throughout the U.S. Any widespread disruption to our facilities, resulting from fire, earthquake, weather-related events, and an act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

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

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our reduced operating results during the current slow economic recovery, our liquidity position, or the requirements of the 2015 facility, the 2015 term loan or the indentures governing the 2021 notes and the 2023 notes, could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results, and cash flows.

In addition, although we have been successful in the past in integrating 32 acquisitions, we may not be able to integrate the operations of ProBuild or any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our or ProBuild’s existing operations. Moreover, acquisitions, including the ProBuild acquisition, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate ProBuild’s business or future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows.

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

Combining the operations of Builders First Source and ProBuild may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the ProBuild acquisition may not be realized.

We continue to assess synergies that we may realize as a combined company, the realization of which will depend on a number of factors. The success of the ProBuild acquisition, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the two businesses. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, vendors and employees or to achieve the anticipated benefits and cost savings of the ProBuild acquisition. If we experience difficulties with the integration process, the anticipated benefits of the ProBuild acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan. The integration planning and implementation process will result in significant costs and divert management attention and resources. These integration matters could have an adverse effect on the combined company for an undetermined period. In addition, the actual cost savings of the ProBuild acquisition could be less than anticipated.

In connection with the ProBuild acquisition, we incurred significant additional indebtedness which could adversely affect us, including by decreasing our business flexibility, and increased our interest expense.

Our consolidated indebtedness as of September 30, 2015 was approximately $2,074.6 million. We substantially increased our indebtedness in connection with the ProBuild acquisition in comparison to our indebtedness on a recent historical basis, which has increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions.

The amount of cash required to pay interest on our increased indebtedness levels following the ProBuild acquisition, and thus the demands on our cash resources, is substantially greater than the amount of cash flows required to service our indebtedness prior to the ProBuild acquisition. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the ProBuild acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing or refinancing on terms acceptable to us or at all.

The agreements that govern our indebtedness contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our businesses.

The agreements that govern our indebtedness contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, have liens on our property, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.

The integration of ProBuild involves substantial costs.

We will incur substantial fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We estimate these integration-related costs in the range of $90 to $100 million over the two years following the closing of the ProBuild acquisition. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the combined company’s businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Uncertainties associated with the ProBuild acquisition may cause a loss of management and sales personnel and other key employees of ProBuild or us, which could adversely affect the future business and operations of the combined company.

We are dependent on the experience and industry knowledge of our senior management team and other key employees to execute our business plans. The combined company’s success will depend in part upon its ability to retain key management and sales personnel and other key employees. Current and prospective employees may experience uncertainty about their future roles with the combined company, which may materially adversely affect our ability to attract and retain key personnel. Accordingly, no assurance can be given that we will be able to retain key management and sales personnel and other key employees.

Some ProBuild Employees are Unionized

Approximately 2% of the workforce at ProBuild are members of nine different unions. None of the workforce at our legacy Company was unionized. There can be no assurance that additional employees of the combined company will not conduct union organization campaigns or become union members in the future.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us.  However, this statement is not meant to be an admission that common control exists.

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

We understand that SAMIH’s affiliates intend to disclose in their next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout the nine months ended September 30, 2015. Revenue generated by Santander UK on these accounts is negligible.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In the nine months ended September 30, 2015, total revenue in connection with the mortgage was approximately £2,928 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The accounts have remained frozen during the nine months ended September 30, 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £161 while net profits in the nine months ended September 30, 2015 were negligible relative to the overall profits of Santander.

(c) In addition, during the third quarter of 2015 two additional Santander UK customers were designated. First, a UK national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £183 during the third quarter of 2015. A stop was placed on the account. Net profits in the third quarter of 2015 were negligible relative to the overall profits of Santander. Second, a UK national also designated by the U.S. under the SDGT sanctions program and on the U.S. SDN list, held a bank account. No transactions were made in the third quarter of 2015 and the account is blocked and in arrears.

(b) None

Item 6.  Exhibits

Exhibit Number	Description
2.1

Securities Purchase Agreement, dated as of April 13, 2015, by and among Builders FirstSource, Inc. and ProBuild Holdings LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the Securities and Exchange Commission on May 28, 2015, File Number 333-203824)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of May 29, 2013, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

4.3

Supplemental Indenture to the Indenture dated as of May 29, 2013, dated as of July 31, 2015, among the Company, the Guaranteeing Subsidiaries (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015, File Number 0-51357)

4.4

Indenture, dated as of July 31, 2015, among the Company, the Guarantors (as defined therein), and Wilmington Trust,

National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.5

Supplemental Indenture to the Indenture dated as of July 31, 2015, dated as of July 31, 2015, among the Company, the Guaranteeing Subsidiaries (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

10.1

Term Loan Credit Agreement, dated as of July 31, 2015, among the Company, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.2

Amended and Restated Senior Secured Revolving Credit Facility, dated as of July 31, 2015, among the Company, SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.3

ABL/Bond Intercreditor Agreement dated as of May 29, 2013, among SunTrust Bank, as ABL agent, Wilmington Trust, National Association, as notes collateral agent, the Company and certain subsidiaries of the Company, as other grantors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 3, 2013, File Number 0-51357)

10.4

Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

Exhibit Number	Description
10.5

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.6

Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.7

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.8

Purchase Agreement, dated as of July 24, 2015, by and among Builders FirstSource, Inc., as issuer, certain of its subsidiaries, as guarantors, and Citigroup Global Markets Inc. for itself and on behalf of several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on July 30, 2015, File Number 0-51357)

10.9

Underwriting Agreement, dated July 29, 2015, among Builders FirstSource, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and Citigroup Global Markets Inc., as representatives of the underwriters named therein, and Warburg Pincus Private Equity IX, L.P., as a selling stockholder (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on July 31, 2015, File Number 0-51357)

10.10*	Lease and Master Agreement Guaranty, dated as of July 31, 2015 by Builders FirstSource, Inc. in favor of LN Real Estate LLC
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 9, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and (v) the Notes to Condensed Consolidated Financial Statements.

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

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

November 9, 2015

/s/ M. CHAD CROW
M. Chad Crow
President and Chief Financial Officer (Principal Financial Officer)

November 9, 2015

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 9, 2015