Form 10-K
period 2015-12-31
Builders FirstSource, Inc.
filed 2016-03-11
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $629.9 million based on the closing price per share on that date of $12.84 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of March 8, 2016 was 110,073,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 25, 2016 are incorporated by reference into Part II and Part III of this Form 10-K.

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

OVERVIEW

In this annual report, unless otherwise stated or the context otherwise requires, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, including ProBuild Holdings LLC (“ProBuild”), as of July 31, 2015.

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. Following our acquisition of ProBuild in July 2015, the Company operates 399 locations in 40 states across the United States. We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods as discussed below. Our financial statements contain additional information regarding segment performance which is discussed in Note 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. On a combined basis with ProBuild, there were only seven non-specialty building product suppliers in the Pro Segment that generated more than $500 million in sales, according to ProSales magazine’s 2014 ProSales 100 list. On a combined basis with ProBuild, we were the largest building product supplier on this list.

The residential building products industry is driven by the level of activity in both the U.S. residential new construction market and the U.S. residential repair and remodeling market. Growth within these markets is linked to a number of key factors, including demographic trends, housing demand, interest rates, employment levels, availability of credit, foreclosure rates, consumer confidence, and the state of the economy in general.

The residential building products industry is characterized by several key trends, including greater utilization of manufactured components, an expanding role of the distributor in providing turn-key services and a consolidation of suppliers by homebuilders.

•

Prefabricated components: Compared to conventional “stick-build” construction where builders cut and assemble lumber at the job site with their own labor, prefabricated components are engineered in an offsite location using specialized equipment and labor. This outsourced task allows for optimal material usage, lower overall labor costs and improved quality of structural elements. In addition, using prefabricated components typically results in faster construction because fabrication can be automated and performed more systematically. As such, we believe there is a long term trend towards increased use of prefabricated components by homebuilders.

•

Turn-key services: Many homebuilders have taken a more limited role in the homebuilding process and have outsourced certain key elements of the construction process, including process management, product selection, order input, scheduling, framing and installation. As such, we believe that many homebuilders are increasingly looking to suppliers in the Pro Segment to perform these critical functions resulting in greater demand for integrated project services; and

•

Consolidation of suppliers by homebuilders: We believe that homebuilders are increasingly looking to consolidate their supplier base. Many homebuilders are seeking a more strategic relationship with suppliers that are able to offer a broad range of products and services and, as a result, are allocating a greater share of wallet to a select number of larger, full service suppliers. We believe this trend accelerated during the recent downturn and continues in the current housing market recovery.

The homebuilding industry experienced a significant downturn which began in 2006. During the downturn, many homebuilders significantly decreased their housing starts because of lower demand and a surplus of both existing and new home inventory. The weakness in the homebuilding industry resulted in a significant reduction in demand for our products and services. Beginning in late 2011, the industry began to stabilize and housing and remodeling activity has strengthened over the past four years. According to the National Association of Homebuilders (“NAHB”), the single-family residential construction market was an estimated $218.3 billion in 2015, which was 12.9% higher than 2014, though still down significantly from the historical high of $413.2 billion in 2006. Further, according to the Home Improvement Research institute (“HIRI”), the repair and remodel end market was an estimated $86.0 billion in 2015, which was 4.5% higher than 2014.

Beginning in 2007, the mortgage markets experienced substantial disruption due to increased defaults, primarily as a result of credit quality deterioration. This disruption resulted in a stricter regulatory environment and reduced availability of mortgages for potential homebuyers due to an illiquid credit market and more restrictive standards to qualify for mortgages. Mortgage financing and commercial credit for smaller homebuilders continue to be constrained, which is slowing a recovery in our industry. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely continue to recover to levels consistent with the historical average of the past fifty years. These trends include relatively low interest rates, the aging of housing stock, and population growth due to immigration and birthrate exceeding death rate. According to the NAHB, U.S. single-family housing starts increased 10.3% in 2015 compared to 2014. A composite of third party sources, including the NAHB, are predicting that U.S. single-family housing starts will increase to approximately 825,000 in 2016, which would represent a 15.4% increase from 2015 actual U.S. single-family housing starts of 714,600. In addition, HIRI is forecasting sales in the repair and remodel end market to increase approximately 4.7% in 2016 compared to 2015.

OUR CUSTOMERS

We serve a broad customer base in 40 states across the United States. We have a diverse geographic footprint as we have operations in 74 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”), as ranked by single family housing permits based on 2015 U.S. Census data. In addition, approximately 83% of U.S. housing permits in 2015 were issued in MSAs in which we operate. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2015, our top 10 customers accounted for approximately 17.0% of sales, and no single customer accounted for more than 5% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as Beazer Homes USA, Inc., D.R. Horton, Inc., Pulte Homes, Inc., Highland Homes, Ltd. and CalAtlantic Group.

In addition to the largest production homebuilders, we also service and supply regional production and local custom homebuilders as well as repair and remodeling contractors. These customers require high levels of service and a broad product offering. Our sales team expects to work very closely with the designers on a day-to-day basis in order to ensure the appropriate products are identified, ordered or produced and delivered on time to the building site. To account for these increased service costs, pricing in the industry is tied to the level of service provided and the volumes purchased.

OUR PRODUCTS AND SERVICES

We group our building products and services into six product categories:

Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. Lumber & lumber sheet goods are our largest sales volume product category. The products in this category are highly sensitive to fluctuations in market prices for such commodities.

Windows, Doors & Millwork. Windows & doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture vinyl windows in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim, exterior trim, columns and posts that we distribute, as well as custom exterior features that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance such as periodic caulking and painting.

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood that we design, cut, and assemble for each home. Our manufactured products allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in a factory controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without manufactured products, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are also stronger and straighter than conventionally framed floors.

Gypsum, Roofing & Insulation. Gypsum, roofing, and insulation include wallboard, metal studs and trims, ceilings, joint treatment and finishes, stucco and exteriors.

Siding, Metal, and Concrete. Siding, metal, and concrete include vinyl, composite, and wood siding, other exteriors, and cement.

Other Building Products & Services. Other building products & services consist of various products, including cabinets and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products reduces overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products in order to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess. We will continue to pursue profitable business in this category.

We compete in a fragmented marketplace. Our integrated approach and scale allow us to compete effectively through our comprehensive product lines, prefabricated components, and value-added services combined with the knowledge of our integrated sales forces to enable our homebuilder customers to complete construction more quickly, with higher quality and at a lower cost. While we expect these benefits to be particularly valuable to our customers in market environments characterized by labor shortages, sourcing challenges or sharply rising demand for new homes, we expect such benefits will also be increasingly valued and demanded by our customers operating under normal market conditions.

MANUFACTURING

Our manufacturing facilities utilize advanced technology and the highest quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors & millwork.

Manufactured Products — Trusses and Wall Panels. Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type: production versus custom builders. Production builders use prototype house plans as they replicate houses. These house plans may be minimally modified to suit individual customer demand. The number of changes made to a given prototype house, and the number of prototype houses used, varies by builder and their construction and sales philosophy. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. There are three primary benefits to master filing. First, master filing is cost effective as the electronic master file is used rather than designing the components individually each time the prototype house is built. Second, it improves design quality as a house’s design is based on the proven prototype except for any minor builder modifications. Third, master filing allows us to change one file and update all related prototype house designs automatically as we improve the design over time or as the builder modifies the base prototype house. We do not maintain a master file for custom builders who do not replicate houses, as it is not cost effective. For these builders, the components are designed individually for each house.

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

Manufactured Products — Engineered Wood. As with trusses and wall panels, engineered wood components have a design and fabrication step. We design engineered wood floors using a master filing system similar to the truss and wall panel system. Engineered wood beams are designed to ensure the beam will be structurally sound in the given application. After the design phase, a printed layout is generated. We use this layout to cut the engineered wood to the required length and assemble all of the components into a house package. We then install the components on the job site. We design and fabricate engineered wood at many of our distribution locations.

Manufactured Products — Stairs. We manufacture box stairs at some of our locations. After a house is framed, our salesman takes measurements at the job site prior to manufacturing to account for any variation between the blueprints and the actual framed house. We fabricate box stairs based on these measurements.

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

Windows. We manufacture a full line of traditional vinyl windows at an approximately 200,000 square foot manufacturing facility located in Houston, Texas. The process begins by purchasing vinyl lineal extrusions. We cut these extrusions to size and join them together to form the window frame and sash. We then purchase sheet glass and cut it to size. We combine two pieces of identically shaped glass with a sealing compound to create a glass unit with improved insulating capability. We then insert the sealed glass unit and glaze it into the window frame and sash. The unit is completed when we install a balance to operate the window and add a lock to secure the window in a closed position.

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

OUR STRATEGY

We intend to build on our strong market positions and increase our sales and profits by pursuing the following strategies:

Utilize our competitive strengths to capitalize on housing market recovery and growth

As the U.S. housing market recovery develops, we intend to increase sales through our scale, product portfolio and structural efficiencies. Our Pro Segment homebuilding customers continue to emphasize the importance of competitive pricing, a broad product portfolio, sales force knowledge, on-site services and overall “ease of use” of their building products suppliers. Our comprehensive product offering, experienced sales force and talented senior management team position us well to capitalize on strong demand in the new home construction market as well as the repair and remodel segment. Our acquisition of ProBuild further developed the suite of products and services we provide to our customers, in addition to substantially expanding our national footprint. This comprehensive network of products, services and facilities provides a platform which we believe enhances our “one-stop-shop” strategy and more evenly distributes and promotes additional “pull through” of our value added products. We believe that homebuilders will continue to place an increased value on these capabilities, which will further differentiate us from our competitors.

Execute on identified cost saving strategies

Our management has shown the capability to effectively and efficiently integrate newly acquired businesses, ramping up productivity and driving value. Prior to the ProBuild acquisition, we successfully integrated 33 acquisitions since 1998. These integration capabilities are crucial, in particular in connection with our acquisition of ProBuild, which we believe can result in annual run rate cost savings of $100 to $120 million within two years of the acquisition date. One-time costs to achieve these cost savings are estimated to be $90-$100 million, of which we incurred approximately $43.0 million in 2015. We expect to incur approximately $30.0 million in 2016. The remainder of these costs is expected to be incurred in 2017. We plan to leverage our established operational platform, take advantage of current vendor relationships and implement best-in class procurement and distribution IT systems. We believe these initiatives will result in a substantial increase in free cash flow that we expect will be used to pay down debt as well as reinvest in our Company to drive future growth.

Maximize our share of wallet with individual customers across our service areas

We believe that Pro Segment customers will continue to consolidate the number of supplier relationships they utilize in the future. As a result, this will create the opportunity to win a greater share of wallet for remaining suppliers. By focusing on and developing our differentiated “one-stop-shop” strategy, which includes broadening our product mix, we will be able to offer a complete array of products and services that would otherwise need to be sourced from various distributors. Additionally, as the only national distributor of building products, we will be capable of providing customers with a consistent partner on projects regardless of where they are located. This operational platform often will make us a preferred distributor relationship for large scale national homebuilders while still providing value to local and custom homebuilders looking for assistance with product selection, on-site installation and project management.

Continue to leverage strategic vendor relationships

Our acquisition of ProBuild made us the largest distributor in the Pro Segment. We believe we will be able to leverage this size and our strong homebuilder relationships to provide our vendors access to a large customer base. We believe that our size, purchasing power, and strong financial position will allow us to negotiate favorable pricing (including back-end rebates), savings in procurement costs and to receive a higher priority with our vendors when product supply is limited. We strive to continually enhance our role as a preferred partner for vendors and our size, strong liquidity position, and access to capital markets is expected to mitigate natural credit concerns. This will minimize significant resources that vendors would otherwise have to invest to monitor the credit worthiness of a large number of smaller customers. Furthermore, our broad product portfolio includes a variety of higher-margin products, which we believe will enhance our preferred partner status. This preferred status enables us to participate in mutually beneficial joint marketing programs with our vendors. These incremental efficiencies in procurement provide an opportunity to pass on additional value to our customers.

Optimize cash flow with highly scalable cost structure

Through the downturn we focused on standardizing processes and technology-based workflows to minimize costs, streamline our operations and enhance working capital efficiency. Significant investments in our technology infrastructure and reengineering of our business processes enabled us to centralize many corporate and field tasks. This standardization helps us to optimize our cost structure, allows our centralized operating team to make better purchasing and pricing decisions based on an accurate, up-to-the-minute understanding of costs and trends, and enables us to redeploy capital more strategically. We believe that these efficiencies will drive enhanced profit margins and cash flow conversion across our entire platform as we continue to grow with improving market conditions.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2015, we employed approximately 1,700 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 1,600 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order to shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, plywood, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national companies such as Weyerhaeuser Company, Boise Cascade Company, Canfor Corporation, Norbord, Inc.,  James Hardie Industries plc, National Gypsum Company, PlyGem Holdings, Inc., M I Windows and Doors, Inc., Andersen Corporation, Masonite International Corporation and JELD-WEN Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized oversight of purchasing and our large lumber and OSB purchasing volumes, we believe we are better able to maximize the advantages of both our and our suppliers’, broad footprints and negotiate purchases in multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on raw materials such as OSB to align portions of our procurement costs with our customer pricing commitments. We balance our lumber and OSB purchases with a mix of contract and spot market purchases to ensure consistent quantities of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from approximately 8,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 7% of our total materials purchases for the year ended December 31, 2015, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings and purchasing synergies which would further enhance our margins and cash flow.

COMPETITION

We compete in the Pro Segment of the U.S. residential building products supply market. We have and will continue to experience competition for homebuilder business due to the highly fragmented nature of the Pro Segment. Most of our competitors in the Pro Segment are small, privately held local businesses. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge and competitive pricing. Our largest competitors in our markets include 84 Lumber Co., which is privately held, as well as BMC Stock Holdings, Inc., which is publicly held.

Our customers primarily consist of professional homebuilders and those that provide construction services to them, with whom we have developed strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by delivering a full range of high-quality products on time and offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

EMPLOYEES

At December 31, 2015, we had approximately 14,000 full-time equivalent employees. Approximately 2% of the workforce at ProBuild are members of nine different unions. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Historically, our primary enterprise resource planning (“ERP”) system, which we used for operations representing approximately 47% of our sales in 2015, is a proprietary system that has been highly customized by our computer programmers. The system has been designed to operate our businesses in a highly efficient manner. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

Historically, we have a single financial reporting system that has been highly customized for our business. Consolidated financial, sales and workforce reporting is integrated using Hyperion Business Intelligence system, which aggregates data from our ERP systems along with workforce information from our third-party payroll administrator. This technology platform provides management with robust corporate and location level performance management by leveraging standardized metrics and analytics allowing us to plan, track and report performance and compensation measures.

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

ProBuild maintained multiple ERP systems to manage its operations. We expect to integrate the legacy ProBuild systems with ours over time. We expect the integration of our information technology systems with those of ProBuild to be a multi-year process. Our initial area of focus will be where we have operations within the same geographic market. Once overlapping markets have been addressed, we will begin integration of the broader geographic footprint of our Company.

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

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer and Director, age 76. Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the company. He served as President of the company from 2001 until October 2006 and also served from February 2008 until November 2014. Prior to joining the company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

M. Chad Crow, President, Chief Operating Officer and Chief Financial Officer, age 47. Mr. Crow joined the company in September 1999 as Assistant Controller. He served as Vice President – Controller of the company from May 2000 and was promoted to Senior Vice President and Chief Financial Officer in November 2009. In November 2014, he was appointed to the position of President and Chief Financial Officer.  Prior to joining the company, Mr. Crow served in a variety of positions at Pier One Imports. Mr. Crow also has five years of public accounting experience with Price Waterhouse LLP. Mr. Crow is a C.P.A. and received his B.B.A. degree from Texas Tech University.

Donald F. McAleenan, Senior Vice President and General Counsel, age 61. Mr. McAleenan has served as Senior Vice President and General Counsel of the company since 1998. Prior to joining the company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E

Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 72. Mr. Tolly has served as Senior Vice President — Operations of the company since January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

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

The building products industry is highly dependent on new home and multifamily construction, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels and occupancy, housing demand and the health of the U.S. economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Production of new homes and multifamily buildings may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized builders and sub-contractors, and shortages of suitable building lots and material. The homebuilding industry is currently experiencing a shortage of qualified, trained labor in many areas, including those served by us. In addition, the building industry is subject to various local, state, and federal statutes, ordinances, rules and regulations concerning zoning, building design and safety, construction, energy and water conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area or in order to maintain certain areas as primarily or exclusively residential. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry underwent a significant downturn that began in mid-2006 and began to stabilize in late 2011. U.S. homebuilding activity increased in 2014 and 2015 to approximately 647,800 and 714,700 single-family starts, respectively, although it remains well below the historical average (from 1959 through 2015) of 1.0 million single-family starts per year. According to the U.S. Census Bureau, actual U.S. single family housing starts in the U.S. during 2015 were 51.2% lower than in 2006. We believe that the slow recovery of the housing market is due to a variety of factors including: a severe economic recession, followed by a gradual economic recovery; limited credit availability; shortages of suitable building lots in many regions; shortages of experienced labor; a substantial reduction in speculative home investment; and soft housing demand. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services.

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

We recorded no goodwill impairment charges in 2015 or 2014.  In continuing operations for the year ended December 31, 2015 we recorded impairment charges on held-for-use assets of $1.4 million related to customer relationship intangibles associated with a location closure. We recorded no significant asset impairment charges in continuing operations in 2014. If conditions in the housing industry deteriorate we may need to take goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry conditions, we may have to temporarily idle or permanently close certain facilities in under-performing regions. Any such facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2015, our debt totaled $1,997.7 million, including $289.1 million of lease finance obligations and capital lease obligations. We also have an $800 million senior secured revolving credit facility (“2015 facility”). As of December 31, 2015, we had $60.0 million in borrowings, as well as $79.1 million of letters of credit outstanding under the 2015 facility.  In addition, we have significant obligations under ongoing operating leases that are not reflected on our balance sheet.

Our substantial debt could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;
•

requiring a substantial portion of our operating cash flow to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•

exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the 2015 facility and the $600.0 million term loan credit agreement (“2015 term loan”) are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and
•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.

In addition, some of our debt instruments, including those governing the 2015 facility, the 2015 term loan, the 7.625% senior secured notes due 2021 (“2021 notes”) and the 10.75% senior unsecured notes due 2023 (“2023 notes”), contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

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

We are substantially reliant on cash on hand and borrowing availability under the 2015 facility, which totaled $683.8 million at December 31, 2015, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing industry improves. Our inability to renew, amend or replace the 2015 facility, the 2015 term loan, the 2021 notes or the 2023 notes when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing the 2015 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80 million or 10% of the maximum borrowing amount. As of December 31, 2015, our excess availability was $618.7 million. We do not anticipate excess availability falling below $80 million in 2016.

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

We occupy most of our respective facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are leased. Many of our leases are non-cancelable, typically have initial expiration terms ranging from five to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be of the same terms (five to 15 years), will be non-cancelable and will feature similar renewal options. If we close or idle a facility we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations such as subleasing opportunities or negotiated lease terminations. During the period from 2007 through 2015, we closed or idled a number of facilities for which we continue to remain liable. Our obligation to continue making rental payments with respect to leases for closed or idled facilities could have a material adverse effect on our business and results of operations. At the end of a lease term and any renewal period for a leased facility, for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our facility leases, we may close or, if possible, relocate the facility, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated facility may not equal the revenue and profit generated at the existing operation.

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

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. For the year ended December 31, 2015, average prices for lumber and lumber sheet goods were 11.1% lower than the prior year. Our lumber and lumber sheet goods product category represented 32.3% of total sales for the year ended December 31, 2015. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

Following the ProBuild acquisition, our ten largest customers generated approximately 17.0% of our sales for the year ended December 31, 2015. We cannot guarantee that we will maintain or improve the relationships with these customers or that we will supply these customers at historical levels. Due to the weak housing market over the past several years, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our regions.

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

Production homebuilders and commercial builders historically have exerted and will continue to exert significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The housing industry downturn and its aftermath have resulted in significantly increased pricing pressures from production homebuilders and other customers. Over the past few years, these pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among production homebuilders or commercial builders, and changes in production homebuilders’ or commercial builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected.

The ownership position of affiliates of JLL Partners, Inc. and Warburg Pincus LLC limits other stockholders’ ability to influence corporate matters.

Affiliates of JLL Partners, Inc. and Warburg Pincus LLC (“Warburg”) together owned approximately 34.3% of our outstanding common stock as of December 31, 2015. Four of our ten directors hold positions with affiliates of either JLL Partners, Inc.  or Warburg. Accordingly, JLL Partners, Inc. and Warburg have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL Partners, Inc. and Warburg are in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters, and, as a result, we may take actions that some of our stockholders do not view as beneficial.

Our continued success will depend on our ability to retain our key employees and to attract and retain new qualified employees.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel. We face significant competition for these types of employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team. We may be unsuccessful in replacing key managers who either resign or retire. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plan, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

The nature of our business exposes us to product liability, product warranty, casualty, construction defect, asbestos, vehicle and other claims and legal proceedings.

We are involved in product liability, product warranty, casualty, construction defect, asbestos, vehicle and other claims relating to the products we manufacture and distribute, and services we provide that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we have no direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. We are also involved in several asbestos personal injury suits due to the alleged sale of asbestos-containing products by legacy businesses that we acquired.  In addition, we are exposed to potential claims arising from the conduct of our respective employees and subcontractors, and builders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, asbestos, vehicle, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings. We cannot assure you that any current or future claims against us will not adversely affect our financial condition, operating results and cash flows.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our ProBuild subsidiary currently maintains multiple enterprise resource planning (“ERP”) systems to manage its operations. We plan to integrate ProBuild’s systems with ours over time and have commenced that process.  We may encounter significant operational disruptions and higher than expected costs in connection with such integration process, which could have a material adverse effect on our financial condition, operating results and cash flows. Our primary ERP system is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon our information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or associated costs will not have a material adverse effect on our financial condition, operating results and cash flows.

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

We may be unable to successfully implement our growth strategy, which includes increasing sales of our prefabricated components and other value-added products, pursuing strategic acquisitions, opening new facilities and delevering.

Our long-term strategy depends in part on growing our sales of prefabricated components and other value-added products and increasing our market share. If any of these initiatives are not successful, or require extensive investment, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability.

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, reduced operating results during the current slow economic recovery, our liquidity position, or the requirements of the 2015 facility, the 2015 term loan or the indentures governing the 2021 notes and the 2023 notes, could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could result in damage to or loss of customer relationships, which could adversely affect our financial condition, operating results, and cash flows. A negative impact on our financial condition, operations results and cash flows, or our decision to invest in strategic acquisitions or new facilities, could adversely affect our ability to delever.

In addition, although we have been successful in the past in integrating 33 acquisitions, we may not be able to integrate the operations of ProBuild or any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our or ProBuild’s existing operations. Moreover, acquisitions, including the ProBuild acquisition, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future, which debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to integrate ProBuild’s business or future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

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

We may be adversely affected by uncertainty in the economy and financial markets, including as a result of terrorism or unrest in the Middle East, Europe or elsewhere.

Instability in the economy and financial markets, including as a result of terrorism or unrest in the Middle East, Europe or elsewhere, may result in a decrease in housing starts, which would adversely affect our business. In addition, such unrest or related adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results, and cash flows. Any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. In addition, domestic terrorist attacks may affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results and cash flows.

Combining the operations of Builders First Source and ProBuild may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the ProBuild acquisition may not be realized.

We continue to assess synergies that we may realize as a consolidated company, the realization of which will depend on a number of factors. The success of the ProBuild acquisition, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the two businesses. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, suppliers, vendors and employees or to achieve the anticipated benefits and cost savings of the ProBuild acquisition. If we experience difficulties with the integration process, or if the operating or financial performance of the combined company is less than we expect, the anticipated benefits of the ProBuild acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan. The integration planning and implementation process has resulted and will continue to result in significant costs and diversion of management attention and resources. The integration process could have an adverse effect on the combined company for an undetermined period. In addition, the actual cost savings of the ProBuild acquisition could be less than anticipated.

In connection with the ProBuild acquisition, we incurred significant additional indebtedness which could adversely affect us, including by decreasing our business flexibility, and increased our interest expense.

Our consolidated indebtedness as of December 31, 2015 was approximately $1,997.7 million. We substantially increased our indebtedness in connection with the ProBuild acquisition, which has increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on our 2015 facility and our 2015 term loan could be higher or lower than current levels.  As of December 31, 2015, we had approximately $658.6 million, or 33.0%, of our outstanding debt at variable interest rates.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. At December 31, 2015, a 1.0% increase in interest rates would result in approximately $0.6 million in additional interest expense annually as we had $60.0 million in outstanding borrowings under the 2015 facility. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At December 31, 2015, a 1.0% increase in interest rates on the 2015 term loan would result in approximately $3.7 million in additional interest expense annually.

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

We are incurring substantial fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We estimate these integration-related costs in the range of $90 to $100 million over the two years following the closing of the ProBuild acquisition. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the combined company’s businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 40 states throughout the U.S. Based on 2015 U.S. Census data, we have operations in 74 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2015.

Distribution centers typically include 10 to 15 acres of outside storage, a 45,000 square foot warehouse, 4,000 square feet of office space, and 15,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, windows and doors. The distribution centers are usually located in industrial areas with low cost real estate and easy access to freeways to maximize distribution efficiency and convenience. Many of our distribution centers are situated on rail lines for efficient receipt of goods.

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

We contractually lease 309 facilities and own 90 facilities. These leases typically have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 171 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financials as owned assets with offsetting lease financing obligations.

We operate a fleet of approximately 9,400 rolling stock units, primarily forklifts, trailers and approximately 2,400 trucks to deliver products from our distribution and manufacturing centers to our customer’s job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. On March 8, 2016, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $9.74. The approximate number of stockholders of record of our common stock on that date was 100, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2015
First quarter	$7.06	$5.71
Second quarter	$14.24	$6.54
Third quarter	$16.69	$11.98
Fourth quarter	$15.72	$10.02
2014
First quarter	$9.16	$7.14
Second quarter	$9.40	$6.92
Third quarter	$7.92	$5.10
Fourth quarter	$6.98	$4.85

We have not declared or paid cash dividends in the two most recent fiscal years. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.'s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 31, 2010 and tracks it through December 31, 2015.

	12/10	12/11	12/12	12/13	12/14	12/15
Builders FirstSource, Inc.	100.00	103.55	283.25	361.93	348.73	562.44
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P 600 Building Products Index	100.00	90.17	114.45	155.18	157.44	191.13

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 25, 2016 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2013 and as of and for the years ended December 31, 2012 and 2011 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Statement of operations data:
Sales	$3,564,425	$1,604,096	$1,489,892	$1,070,676	$779,093
Gross margin	901,458	356,997	319,920	214,566	157,945
Selling, general and administrative expenses	810,841	306,979	271,878	223,269	195,420
Income (loss) from continuing operations(1)(2)	(22,969)	18,558	(42,365)	(54,419)	(64,631)
Income (loss) from continuing operations per share — basic	$(0.22)	$0.19	$(0.44)	$(0.57)	$(0.68)
Income (loss) from continuing operations per share — diluted	$(0.22)	$0.18	$(0.44)	$(0.57)	$(0.68)
Balance sheet data (end of period):
Cash and cash equivalents	$65,063	$17,773	$54,696	$131,432	$146,833
Total assets(3)	2,882,038	574,065	505,436	548,369	491,146
Total debt (including current portion) (3)	1,951,671	374,903	343,567	358,483	294,862
Stockholders’ equity	149,195	40,200	15,368	48,096	101,224
Other financial data:
Depreciation and amortization (excluding discontinued operations)	$58,280	$9,519	$9,305	$11,120	$14,041

(1)

Loss from continuing operations included a valuation allowance of $9.7 million against primarily all of our deferred tax assets for the year ended December 31, 2015. Income from continuing operations included a reduction to our valuation allowance of $7.2 million due to the utilization of net operating loss carryforwards to reduce taxable income for the year ended December 31, 2014. Loss from continuing operations included a valuation allowance of $15.3 million against primarily all of our deferred tax assets for the year ended December 31, 2013, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. Loss from continuing operations included a valuation allowance of $19.6 million and $26.1 million against primarily all of our deferred tax assets for the years ended December 31, 2012 and 2011, as discussed in Note 12 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

(2)

Loss from continuing operations for the year ended December 31, 2015 includes $38.6 million of acquisition and transaction related costs associated with the ProBuild acquisition, including $13.2 million in commitment fees related to bridge and backstop financing facilities incurred in connection with the financing of the ProBuild acquisition. In addition, loss from continuing operations for the current year also includes $10.3 million related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to our warrants. Loss from continuing operations for year ended December 31, 2013 included a $39.5 million prepayment penalty related to the early termination of our $225.0 million first-lien term loan due 2015.

(3)

Total assets and total debt for all prior periods presented have been reclassified to conform to current period presentation. For all years presented total assets and total debt reflect reclassification to present deferred loan costs associated with term debt as a reduction to long-term debt. This reclassification decreased both total assets and total debt by $9.0 million, $10.4 million, $2.5 million and $2.6 million for December 31, 2014, 2013, 2012 and 2011, respectively.

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

OVERVIEW

We are a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. Following our acquisition of ProBuild in July 2015, the Company operates 399 locations in 40 states across the United States. We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

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

●	Manufactured Products. Manufactured products consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.
●	Gypsum, Roofing & Insulation. Gypsum, roofing, & insulation include wallboard, metal studs and trims, ceilings, joint treatment and finishes, stucco and exteriors.
●	Siding, metal, and concrete. Siding, metal, and concrete includes vinyl, composite, and wood siding, other exteriors, and cement.
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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

●

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. The housing market started to strengthen in 2011. According to the U.S. Census Bureau, annual U.S. single-family housing starts were 714,700 in 2015. However, single-family housing starts remain well below the historical average (from 1959 through 2015) of 1.0 million per year. Due to the lower levels in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover in the long term and that the recent downturn in the housing industry is likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

●

Repair and remodel end market.  Following the acquisition of ProBuild, the repair and remodel end market now comprises a larger portion of our business. Although it is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and home financing markets. We expect that our ability to remain competitive in this space as well as grow our market share will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Expand into Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction. However, we will continue to identify opportunities for profitable growth in the multi-family and light commercial markets.

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

On July 31, 2015, we acquired all of the operating affiliates of ProBuild through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. Previously headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. We believe that the ProBuild acquisition will lead to greater diversification and scale, an improved geographic footprint, and significant potential cost savings. In addition, we bring to ProBuild significant sales expertise in value-added products, which we believe, when combined with ProBuild’s diverse customer base, will result in enhanced sales growth of higher margin products for the Company.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. According to the U.S. Census Bureau, actual U.S. single-family housing starts for 2015 were 714,700, an increase of 10.3% compared to 2014. U.S single-family units under construction increased 11.1% during this same time period. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers and the slow economic recovery, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 825,000 U.S. single-family housing starts for 2016, which is an increase of 15.4% from 2015.

Our net sales for the year ended December 31, 2015 were up 122.2% over the same period last year, 119.1% of which was due to recent acquisitions, primarily the acquisition of ProBuild. Excluding the impact of recent acquisitions, which are described in Note 3 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, net sales increased 3.1%. We estimate net sales increased 8.5% due to increased volume, which was partially offset by a 5.4% decrease due to the impact of commodity price deflation on net sales. Our gross margin percentage increased by 3.0% during the year ended December 31, 2015 compared to the year ended December 31, 2014. Excluding the impact of the ProBuild acquisition, our gross margin percentage increased 1.7%, primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in sales volume. We intend to implement similar changes in ProBuild’s business activities to the extent feasible. However, our selling, general and administrative expenses, as a percentage of net sales, were 22.7% for the year ended December 31, 2015, a 3.6% increase from 19.2% in 2014. Excluding ProBuild, selling, general, and administrative expenses were 22.0% of net sales. The increase was primarily due to acquisition costs related to the ProBuild acquisition, an increase in facility closure costs associated with location consolidations, and an increase in intangible asset amortization.

As a result of the ProBuild acquisition, we have substantially increased indebtedness. As such, reduction of our outstanding debt is a key area of focus for the Company. During the year ended December 31, 2015, we repaid $235.0 million of the original $295.0 million borrowed under the 2015 facility at the closing of the acquisition. In addition, we repaid $1.4 million on the 2015 term loan during the same period.

On February 12, 2016, we completed separate privately negotiated note exchange transactions in which $218.6 million in aggregate principal amount of our 2023 notes was exchanged for $207.6 million in aggregate principal amount of our 7.625% senior secured notes due 2021 (“2021 notes”). The 2021 notes were issued under the existing indenture dated as of May 29, 2013.

On February 29, 2016, we completed additional privately negotiated note exchange transactions in which $63.8 million in aggregate principal amount of our 2023 notes was exchanged for $60.0 million in aggregate principal amount of our 7.625% senior secured notes due 2021 (“2021 notes”). Following these transactions $617.6 million in aggregate principal amount of our 2021 notes and $417.6 million in aggregate principal amount of our 2023 notes remain outstanding.

These transactions allowed the Company to reduce its long-term debt by approximately $14.8 million and reduce its annual cash interest expense by approximately $10.0 million.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2015	2014	2013
Sales	100.0%	100.0%	100.0%
Cost of sales	74.7%	77.7%	78.5%
Gross margin	25.3%	22.3%	21.5%
Selling, general and administrative expenses	22.7%	19.2%	18.3%
Income from operations	2.6%	3.1%	3.2%
Interest expense, net	3.1%	1.9%	6.0%
Income tax expense	0.1%	0.1%	0.1%
Income (loss) from continuing operations	(0.6)%	1.1%	(2.9)%
Income (loss) from discontinued operations, net of tax	0.0%	(0.0)%	(0.2)%
Net income (loss)	(0.6)%	1.1%	(2.9)%

2015 Compared with 2014

Sales. Sales for the year ended December 31, 2015 were $3,564.4 million, a 122.2% increase from sales of $1,604.1 million for 2014. Net sales increased $1,910.9 million, or 119.1%, due to recent acquisitions, primarily ProBuild. Excluding the impact of acquisitions, net sales increased $49.4 million, or 8.5% due to increased volume, which was partially offset by a 5.4% decrease due to the impact of commodity price deflation on net sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 10.3% and single-family units under construction increased 11.1% in 2015 compared to 2014.

The following table shows sales classified by major product category (dollars in millions):

	2015		2014
	Sales	% of Sales	Sales	% of Sales	% Change
Lumber & lumber sheet goods	$1,151.7	32.3%	$563.4	35.1%	104.4%
Windows, doors & millwork	868.8	24.3%	505.5	31.5%	71.9%
Manufactured products	644.4	18.1%	333.6	20.8%	93.2%
Gypsum, roofing & insulation	265.9	7.5%	46.9	2.9%	466.5%
Siding, metal & concrete products	269.2	7.6%	41.8	2.6%	544.2%
Other building products & services	364.4	10.2%	112.9	7.1%	222.8%
Total sales	$3,564.4	100.0%	$1,604.1	100.0%	122.2%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer base across 40 states through the ProBuild acquisition. Excluding ProBuild, net sales increased across all product categories, except lumber & lumber sheet goods, which decreased $12.4 million. This decline in net sales of lumber and lumber sheet goods, excluding ProBuild, was largely due to an 11.1% decrease in market prices for such commodities in 2015 compared to 2014, which was mostly offset by an increase in sales volume.

Gross Margin. Gross margin increased $544.5 million to $901.5 million. Of this increase, $493.3 million is due to the ProBuild acquisition. Excluding ProBuild, gross margin increased $51.2 million. Our gross margin percentage increased to 25.3% in 2015 from 22.3% in 2014, a 3.0% increase. Excluding ProBuild, our gross margin percentage increased 1.7%, primarily due to improved customer pricing relative to our costs and a higher mix of value-added sales from our manufactured products categories in 2015 compared to 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $503.9 million, or 164.1%. Excluding ProBuild, our selling, general, and administrative expense increased $68.0 million or 22.2%. Excluding ProBuild, our salaries and benefits expense, excluding stock compensation expense, was $218.4 million, an increase of $27.3 million from 2014, largely due to a 6.2% increase in full-time equivalent employees related to increased sales volume and other recent acquisitions. Office general and administrative expense increased $31.2 million, primarily due to a $30.2 million increase in professional service fees largely attributable to acquisition and integration costs related to the ProBuild acquisition. Facility closure costs increased $3.6 million primarily due to costs associated with location consolidations following the ProBuild acquisition. Intangible asset amortization increased $1.6 million due to other recent acquisitions.  Delivery expense increased $1.7 million largely due to increased sales volume.

As a percentage of net sales, selling, general and administrative expenses increased from 19.2% in 2014 to 22.7% in 2015. Excluding ProBuild, selling, general and administrative expenses were 22.0% of net sales. As a percentage of net sales, salaries and benefits expense, excluding stock compensation expense, increased 0.9%, office general and administrative expense increased 1.7%, facility closure costs increased 0.2%, intangible asset amortization increased 0.1% and delivery expenses decreased 0.1%. The increase in selling, general and administrative expenses, as a percentage of net sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our net sales.

Interest Expense, net. Interest expense was $109.2 million in 2015, an increase of $78.9 million from 2014. Excluding interest expense attributable to ProBuild, which is primarily related to interest expense associated with lease finance obligations, our interest expense was $101.0 million, an increase of $70.7 million. The increase was primarily related to the financing transactions associated with the acquisition of ProBuild. Of the $70.7 million increase, $49.5 million was attributable primarily to increased interest expense related to our 2023 notes, 2015 term loan and 2015 facility, $13.2 million was due to commitment fees related to unutilized bridge and backstop facilities, $8.3 million was related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to our previously outstanding stock warrants in 2014.

Income Tax Expense. We recorded income tax expense of $4.4 million and $1.1 million during 2015 and 2014, respectively. We recorded an increase in the after-tax, non-cash valuation allowance on our net deferred tax assets of $9.7 million in 2015 and a $7.2 million reduction in the after-tax, non-cash valuation allowance on our net deferred tax assets in 2014. Absent the valuation allowance, our effective tax rate would have been 28.5% and 42.1% for 2015 and 2014, respectively.

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

The following table shows sales classified by major product category (dollars in millions):

	2014		2013
	Sales	% of Sales	Sales	% of Sales	% Change
Lumber & lumber sheet goods	$563.4	35.1%	$570.8	38.3%	(1.3)%
Windows, doors & millwork	505.5	31.5%	435.8	29.3%	16.0%
Manufactured products	333.6	20.8%	295.5	19.8%	12.9%
Gypsum, roofing & insulation	46.9	2.9%	46.4	3.1%	1.2%
Siding, metal & concrete products	41.8	2.6%	37.9	2.5%	10.3%
Other building products & services	112.9	7.1%	103.5	7.0%	9.0%
Total sales	$1,604.1	100.0%	$1,489.9	100.0%	7.7%

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

Income Tax Expense. We recorded income tax expense of $1.1 million and $0.8 million during 2014 and 2013, respectively. We recorded a $7.2 million reduction to our valuation allowance due to utilization of net operating loss carryforwards to reduce our taxable income in 2014. We recorded an after-tax, non-cash valuation allowance of $15.3 million related to our net deferred tax assets for 2013, which is exclusive of $0.6 million primarily related to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance. Absent this valuation allowance, our effective tax rate would have been 42.1% and 35.0% for 2014 and 2013, respectively.

Results by Reportable Segment

The following tables show net sales and income from continuing operations before income taxes by reportable segment (dollars in thousands):

	Year ended December 31,
	Net sales					Income from continuing operations before income taxes
	2015	% of net sales	2014	% of net sales	% change	2015	% of net sales	2014	% of net sales	% change
Northeast	$630,486	18.3%	$229,998	15.6%	174.1%	$26,907	4.3%	$3,464	1.5%	676.8%
Southeast	917,022	26.7%	672,059	45.5%	36.4%	13,703	1.5%	5,465	0.8%	150.7%
South	1,098,359	32.0%	574,831	38.9%	91.1%	39,533	3.6%	13,832	2.4%	185.8%
West	789,275	23.0%	—	—	—	31,177	4.0%	—	—	—
	$3,435,142	100.0%	$1,476,888	100.0%		$111,320	3.2%	$22,761	1.5%

	Year ended December 31,
	Net sales					Income from continuing operations before income taxes
	2014	% of net sales	2013	% of net sales	% change	2014	% of net sales	2013	% of net sales	% change
Northeast	$229,998	15.6%	$239,860	17.4%	(4.1)%	$3,464	1.5%	$5,715	2.4%	(39.4)%
Southeast	672,059	45.5%	649,654	47.0%	3.4%	5,465	0.8%	9,199	1.4%	(40.6)%
South	574,831	38.9%	492,344	35.6%	16.8%	13,832	2.4%	10,061	2.0%	37.5%
West	—	—	—	—	—	—	—	—	—	—
	$1,476,888	100.0%	$1,381,858	100.0%		$22,761	1.5%	$24,975	1.8%

As a result of our reorganization following the ProBuild acquisition on July 31, 2015, we now have four reportable segments based on an aggregation of the geographic regions in which we operate: Northeast, Southeast, South and West.  The West reportable segment operations were acquired through the ProBuild acquisition. The other reportable segments represent a mix of legacy Builders FirstSource and ProBuild locations.

Excluding the impact of recent acquisitions, net sales for the year ended December 31, 2015 compared to the year ended December 31, 2014 increased 4.5% and 5.9% in our legacy Southeast and South reportable segments, respectively, primarily due to volume increases, which were partially offset by commodity price deflation.  According to the U.S Census Bureau, the actual U.S. single-family housing starts increased 10.3% in 2015 as compared to 2014, with single family starts in the South region increasing 12.0% compared to 2014.  Excluding ProBuild, net sales for our Northeast reportable segment decreased 2.7% for the year ended December 31, 2015 compared to 2014 due to slower regional sales growth, which was not enough to overcome the impact of commodity price deflation.

Excluding the impact of recent acquisitions, net sales for the year ended December 31, 2014 compared to the year ended December 31, 2013 increased 3.4% and 11.2% in our Southeast and South reportable segments, respectively, due to volume increases which outpaced the commodity price deflation offset.  According to the U.S Census Bureau, the actual U.S. single-family housing starts increased 4.8% in 2014 as compared to 2013, with single family starts in the South Region ahead of the national average increasing 6.0% compared to 2013.  Excluding ProBuild, net sales for our Northeast reportable segment decreased 4.1% for the year ended December 31, 2014 compared to 2013 due to slower regional sales growth, which was not enough to overcome the commodity price deflation impact.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at December 31, 2015 consist of cash on hand and borrowing availability under our revolving credit facility.

Our 2015 facility will be primarily used for working capital, general corporate purposes, and funding acquisitions. In addition, we may use the 2015 facility to facilitate debt consolidation. Availability under the 2015 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, including progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of December 31, 2015 (in millions):

As of
December 31, 2015
Accounts Receivable Availability	$384.5
Inventory Availability	314.3
Other Receivables Availability	27.0
Gross Availability	725.8
Less:
Agent Reserves	(23.5)
Plus:
Cash in Qualified Accounts	55.5
Borrowing Base	757.8
Aggregate Revolving Commitments	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	757.8
Less:
Outstanding Borrowings	(60.0)
Letters of Credit	(79.1)
Net Excess Borrowing Availability on Revolving Facility	$618.7

As of December 31, 2015, we had $60.0 million in outstanding borrowings under our 2015 facility and our net excess borrowing availability was $618.7 million after being reduced by outstanding letters of credit of approximately $79.1 million. Excess availability must equal or exceed a minimum specified amount, currently $80.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2015.

Liquidity

Our liquidity at December 31, 2015 was $683.8 million, which consists of net borrowing availability under the 2015 facility and cash on hand. We are expecting increased stability and continued improvement in the housing industry in 2016. Beyond 2016, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates.

We have substantially increased indebtedness following completion of the ProBuild acquisition in comparison to our indebtedness on a recent historical basis, which will increase our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2021 notes or 2023 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

Cash provided by operating activities was $177.0 million and $27.5 million in 2015 and 2014, respectively. Our working capital decreased $99.0 million in 2015 compared to an increase of $7.8 million in 2014. The decrease in working capital is primarily due to a decrease in accounts receivable and an increase in accrued liabilities. The decrease in accounts receivable is due to increased collections largely attributable to the ProBuild acquisition in the fourth quarter of 2015. The increase in accrued liabilities is largely due to increased interest payable following the ProBuild acquisition financing transactions. The decrease in working capital was partially offset by an increase in cash interest payments of $26.7 million in 2015 compared to 2014. In addition, during 2015 we had $13.2 million in one-time cash interest payments attributable to commitment fees related to unutilized bridge and backstop financing facilities. The remaining increase in cash provided by operations is primarily related to increased sales and profitability during 2015 as a result of higher sales volume and the acquisition of ProBuild.

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

Cash used in investing activities increased $1,413.2 million in 2015 compared to 2014. The change is primarily due to the $1,462.7 million ProBuild acquisition.  In addition, we acquired Timber Tech for $5.8 million during 2015.  In 2014, $69.3 million of cash was used for acquisitions.  Capital expenditures for 2015 were $43.8 million compared to $25.7 million in 2014.  The increase in capital expenditures primarily relates to purchasing machinery, equipment and vehicles to support sales growth and to increase capacity at existing locations.

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

Cash provided by financing activities was $1,378.3 million and $30.4 million for 2015 and 2014, respectively. During 2015 cash provided by financing activities was primarily due to financing activities related to the ProBuild acquisition, including $700.0 million of proceeds from the issuance of notes, $594.0 million of proceeds from a new term loan agreement, $320.0 million of borrowings under the revolving credit facilities, and $111.3 million of proceeds from the public offering of common stock, net of issuance costs. Slightly offsetting this, we repaid $290.0 million under the revolving credit facilities during 2015.  In addition, we paid $58.5 million of deferred loan costs in 2015.

Cash provided financing activities for 2014 was $30.4 million compared to cash used in financing activities in 2013 of $29.7 million. Cash provided by financing activities for 2014 primarily relates to our $30.0 million borrowing under the 2013 facility. Cash used in 2013 primarily relates to our refinancing in the second quarter of 2013. In the second quarter of 2013 we issued $350.0 million of our 2021 notes and repaid our $225.0 million term loan and $139.7 million of our second priority senior secured floating rate notes due 2016 (“2016 notes”). The remaining change is primarily due to $15.6 million in payments of deferred loan costs related to our 2013 facility and 2021 notes.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2016 capital expenditures to be approximately $90-$100 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,708,625	$5,500	$11,000	$71,000	$1,621,125
Interest on long-term debt(1)	968,801	142,247	283,083	280,252	263,219
Lease finance obligations(2)	406,247	21,814	41,755	41,613	301,065
Capital lease obligations(2)	8,563	7,180	920	463	—
Operating leases	244,362	59,680	93,479	46,029	45,174
Uncertain tax positions(3)	—	—	—	—	—
Total contractual cash obligations	$3,336,598	$236,421	$430,237	$439,357	$2,230,583

(1)

We had $60.0 million in borrowings under the 2015 facility as of December 31, 2015. Borrowings under the 2015 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to interest rate changes or any future borrowing activity under the 2015 facility. The 2015 term loan also bears interest at a variable rate, therefore actual interest may differ from the amounts presented above due to interest rate changes.

(2)	Future minimum commitments for lease finance obligations and capital lease obligations.
(3)

We have $0.2 million of uncertain tax positions recorded in long-term liabilities or as a reduction to operating loss carryforwards. We also have $0.3 million in interest and penalties accrued related to these uncertain tax positions. It is not reasonably possible to predict at this time when (or if) any of these amounts will be settled.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2015. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities. We plan to lease additional delivery equipment during 2016 to support anticipated sales growth. These operating leases are not included in the table above.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.2 million as of December 31, 2015.

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

Impairment of Long-Lived Assets. Long-lived assets, including property and equipment and intangible assets with finite lives, are reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Our long-lived assets and liabilities are grouped at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our facility related long-lived assets are grouped at a geographical location level, which is at a level below our operating segments. All of our other long-lived assets are grouped at a geographical region level, which is the equivalent of our operating segments. Our judgment regarding the existence of impairment indicators is based on market and operational performance. Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which cash flows are directly related to the potentially impaired asset group, the useful life over which cash flows will occur, their amount, and the asset group’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available.

We use internal cash flow estimates, quoted market prices when available and independent appraisals, as appropriate, to determine fair value. We derive the required cash flow estimates from our historical experience and our internal business plans and apply an appropriate discount rate. These cash flow estimates are over the remaining useful lives of the asset groups. Forecasted housing starts are used to help estimate future revenue. Historical trends are then used to project gross margins and operating expenses based upon various revenue levels. If these projected cash flows are less than the carrying amount, an impairment loss is recognized based on the fair value of the asset group. Due to the uncertainties associated with these projections, actual results could differ from projected results, and further impairment of long-lived assets could be recorded. Future non-cash impairment of long-lived assets would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.

In continuing operations for the year ended December 31, 2015, we recorded asset impairment charges on held-for-use assets of $1.4 million related to a customer relationship intangible assets associated with a location closure and recorded $0.7 million related to fair value adjustments on held-for-sale assets during 2015. We recorded no significant asset impairment charges in continuing operations in 2014 or 2013.

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2015, our goodwill balance was $739.6 million, representing 25.7% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition or a significant deterioration in market share. We may also consider market capitalization relative to our net assets. Our industry experienced a significant and severe downturn that began in mid-2006. As such, we have closely monitored the trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test and performed interim impairment tests when warranted. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. We did not have any goodwill impairments in continuing operations in 2015, 2014 or 2013.

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. As a result of the reorganization following the ProBuild acquisition, our reporting units are now aligned with our nine geographic regions which are also determined to be our operating segments. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing of the goodwill is required.

However, if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we evaluate goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In step two, the estimated fair value of the reporting unit is allocated to all other assets and liabilities of that reporting unit based on their respective fair values. The excess of the fair value of the reporting unit over the amount allocated to its assets and liabilities is the implied fair value of goodwill. Goodwill impairment is measured as the excess of the carrying value over its implied fair value. The fair value of a reporting unit is estimated based upon the projected discounted cash flow expected to be generated from the reporting unit using a discounted cash flow methodology. Where available and appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow.

In performing our annual impairment tests at December 31, 2015, we developed a range of fair values for our reporting units using a five-year discounted cash flow methodology. Inherent in such fair value determinations are estimates relating to future cash flows, including revenue growth, gross margins, operating expenses and long-term growth rates, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, and further impairment of goodwill could be recorded.

Significant information and assumptions utilized in estimating future cash flows for our reporting units includes publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 4.5x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 12.5% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 3.5x, or increasing the discount rate by 1.0% to 13.5%, would not have changed the results of our impairment testing.

At December 31, 2015, the fair values of each our reporting units were substantially in excess of their respective carrying values. The excess (or “cushion”) of the implied fair value of goodwill over the carrying value of goodwill for each of our six reporting units which have remaining goodwill balances ranged from $75.0 million to $300.0 million. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future non-cash impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.

Deferred Income Taxes. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Accounting Standards Codification (“Codification”) we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, among other matters, the reversal of existing deferred tax liabilities, historical and forecasted taxable income, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net tax deferred assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

Poor housing market conditions have contributed to our cumulative loss position for the past several years. While we generated income in 2014, we still have a cumulative unadjusted loss for the three year period ending December 31, 2015. Further, taking into consideration the historical ProBuild results on a proforma basis also results in a cumulative loss for the three year period ending December 31, 2015. We believe the cumulative loss position, as well as uncertainty around the extent and timing of the housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying solely on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of December 31, 2015.

The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.  We currently estimate that we will likely transition into a three year cumulative income position, including an evaluation of ProBuild’s historical results, on a rolling three year period at some time during the year ending December 31, 2016. However, there continues to be uncertainty around housing market projections and without continued improvement in housing activity, we may not reverse our cumulative loss position.  Simply coming out of a cumulative loss position is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there is other negative evidence. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets.

In 2015, we recorded a valuation allowance of $9.7 million related to our continuing operations. In 2014, we reduced our valuation allowance by $7.2 million due to the utilization of net operating losses against federal and state taxable income.  In 2013, we recorded a valuation allowance of approximately $15.3 million related to our continuing operations, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under Leases topic. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

In November 2015, the FASB issued an update to the existing guidance under the Income Taxes topic. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these changes.  This update is effective for periods beginning after December 15, 2016 with early application permitted. The Company elected to adopt this guidance in the fourth quarter of 2015. This update was applied on a prospective basis, as such prior year amounts have not been restated on a retrospective basis.

In September 2015, the FASB issued an update to the existing guidance under the Business Combinations topic. This update simplifies the accounting for measurement-period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update will be effective for all annual and interim periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company elected to adopt this guidance in the fourth quarter of 2015. As such, measurement period adjustments will be recognized in the period in which they are identified.

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

In April 2015 the FASB issued an update to the existing guidance under the Interest topic of the Codification. This update requires debt issuance costs to be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability instead of a deferred charge. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. This guidance requires retrospective application. Early adoption is permitted for financial statements that have not been previously issued.  As described in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K the Company elected to adopt this guidance in the third quarter of 2015.

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

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes and our 2023 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes and 2023 notes would not be affected by an increase in market interest rates. Borrowings under the 2015 facility and the 2015 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At December 31, 2015, a 1.0% increase in interest rates would result in approximately $0.6 million in additional interest expense annually as we had $60.0 million in outstanding borrowings under the 2015 facility. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At December 31, 2015, a 1.0% increase in interest rates on the 2015 term loan would result in approximately $3.7 million in additional interest expense annually.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s report on Internal Control over Financial Reporting, management has excluded ProBuild Holdings, LLC from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015.  We have also excluded ProBuild Holdings, LLC from our audit of internal control over financial reporting.  ProBuild Holdings, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 56 percent and 52 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/  PricewaterhouseCoopers LLP

Dallas, Texas

March 11, 2016

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Sales	$3,564,425	$1,604,096	$1,489,892
Cost of sales	2,662,967	1,247,099	1,169,972
Gross margin	901,458	356,997	319,920
Selling, general and administrative expenses	810,841	306,979	271,878
Income from operations	90,617	50,018	48,042
Interest expense, net	109,199	30,349	89,638
Income (loss) from continuing operations before income taxes	(18,582)	19,669	(41,596)
Income tax expense	4,387	1,111	769
Income (loss) from continuing operations	(22,969)	18,558	(42,365)
Income (loss) from discontinued operations (net of income tax expense of $0 in 2015, 2014 and 2013)	138	(408)	(326)
Net income (loss)	$(22,831)	$18,150	$(42,691)
Comprehensive income (loss)	$(22,831)	$18,150	$(42,691)
Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.22)	$0.19	$(0.44)
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)
Net income (loss)	$(0.22)	$0.19	$(0.44)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.22)	$0.18	$(0.44)
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)
Net income (loss)	$(0.22)	$0.18	$(0.44)
Weighted average common shares outstanding:
Basic	103,190	98,050	96,449
Diluted	103,190	100,522	96,449

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$65,063	$17,773
Accounts receivable, less allowances of $8,049 and $3,153 for 2015 and 2014, respectively	528,544	140,064
Other receivables	57,778	24,070
Inventories, net	513,045	138,156
Other current assets	29,899	11,477
Total current assets	1,194,329	331,540
Property, plant and equipment, net	734,329	75,679
Assets held for sale	5,585	1,395
Goodwill	739,625	139,774
Intangible assets, net	189,604	17,228
Other assets, net	18,566	8,449
Total assets	$2,882,038	$574,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks outstanding	$46,833	$—
Accounts payable	365,347	74,427
Accrued liabilities	293,905	67,666
Current maturities of long-term debt and lease obligations	29,153	30,074
Total current liabilities	735,238	172,167
Long-term debt and lease obligations, net of current maturities, debt discount, and deferred loan costs	1,922,518	344,829
Deferred income taxes	11,502	6,441
Other long-term liabilities	63,585	10,428
Total liabilities	2,732,843	533,865
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 109,726 and 98,226 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,097	982
Additional paid-in capital	511,802	380,091
Accumulated deficit	(363,704)	(340,873)
Total stockholders’ equity	149,195	40,200
Total liabilities and stockholders’ equity	$2,882,038	$574,065

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(22,831)	$18,150	$(42,691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,280	9,519	9,305
Asset impairments	2,114	—	—
Amortization and write-off of deferred loan costs	18,630	2,432	4,067
Amortization and write-off of debt discount	299	—	7,794
Fair value adjustment of stock warrants	4,563	(456)	1,502
Deferred income taxes	3,287	524	917
Bad debt, net of recoveries	2,285	(274)	900
Net non-cash income from discontinued operations	—	—	(195)
Stock compensation expense	6,848	6,157	4,245
Net gain on sales of assets	(801)	(114)	(284)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	74,089	1,113	(25,592)
Inventories	46,854	(9,103)	(14,637)
Other current assets	(6,320)	(4,791)	(1,116)
Other assets and liabilities	5,314	(660)	(1,344)
Accounts payable and checks outstanding	(45,286)	(5,410)	1,332
Accrued liabilities	29,709	10,406	8,221
Net cash provided by (used in) operating activities	177,034	27,493	(47,576)
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,811)	(25,716)	(15,051)
Proceeds from sale of property, plant and equipment	4,275	213	2,592
Cash used for acquisitions, net	(1,468,511)	(69,337)	—
Decrease in restricted cash	—	—	13,030
Net cash provided by (used in) investing activities	(1,508,047)	(94,840)	571
Cash flows from financing activities:
Borrowings under revolving credit facility	320,000	30,000	30,000
Payments under revolving credit facility	(290,000)	—	(30,000)
Proceeds from issuance of notes	700,000	—	350,000
Proceeds from term loan	594,000	—	—
Repayments of long-term debt and other loans	(4,213)	(67)	(364,778)
Payments of loan costs	(58,525)	(34)	(15,634)
Payment of recapitalization costs	—	—	(37)
Proceeds from public offering of common stock, net of issuance costs	111,309	—	—
Exercise of stock options	6,718	1,831	1,754
Repurchase of common stock	(986)	(1,306)	(1,036)
Net cash provided by (used in) financing activities	1,378,303	30,424	(29,731)
Net increase (decrease) in cash and cash equivalents	47,290	(36,923)	(76,736)
Cash and cash equivalents at beginning of period	17,773	54,696	131,432
Cash and cash equivalents at end of period	$65,063	$17,773	$54,696

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(In thousands)
Balance at December 31, 2012	96,916	$957	$363,471	$(316,332)	$48,096
Issuance of restricted stock, net of forfeitures	32	—	—	—	—
Vesting of restricted stock	—	7	(7)	—	—
Stock compensation expense	—	—	4,245	—	4,245
Exercise of stock options	543	5	1,749	—	1,754
Exercise of stock warrants	579	6	4,994	—	5,000
Repurchase of common stock	(165)	(2)	(1,034)	—	(1,036)
Comprehensive loss:
Net loss	—	—	—	(42,691)	(42,691)
Total comprehensive loss	—	—	—	—	(42,691)
Balance at December 31, 2013	97,905	973	373,418	(359,023)	15,368
Vesting of restricted stock	—	6	(6)	—	—
Stock compensation expense	—	—	6,157	—	6,157
Exercise of stock options	492	5	1,826	—	1,831
Repurchase of common stock	(171)	(2)	(1,304)	—	(1,306)
Comprehensive income:
Net income	—	—	—	18,150	18,150
Total comprehensive income	—	—	—	—	18,150
Balance at December 31, 2014	98,226	982	380,091	(340,873)	40,200
Issuance of common stock from public offering, net of issuance costs	9,200	92	111,217		111,309
Vesting of restricted stock units	495	5	(5)	—	—
Stock compensation expense	—	—	6,848	—	6,848
Exercise of stock options	1,388	14	6,704	—	6,718
Exercise of stock warrants	569	6	7,931	—	7,937
Repurchase of common stock	(152)	(2)	(984)	—	(986)
Comprehensive loss:
Net loss	—	—	—	(22,831)	(22,831)
Total comprehensive loss	—	—	—	—	(22,831)
Balance at December 31, 2015	109,726	$1,097	$511,802	$(363,704)	$149,195

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers.  Following our acquisition of ProBuild Holdings LLC (“ProBuild”) in July 2015, the company operates locations in 40 states across the United States.

In this annual report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries (including ProBuild as of July 31, 2015), unless otherwise stated or the context otherwise requires.

2. Summary of Significant Accounting Policies

Balance Sheet Reclassification

Certain prior period amounts have been reclassified to conform to the current year presentation due to the ProBuild acquisition and the adoption of updated accounting guidance.

The accompanying consolidated balance sheet as of December 31, 2014 has been recast to present deferred loan costs associated with term debt as a reduction to long-term debt instead of a component of other assets. In the accompanying condensed consolidated balance sheet as of December 31, 2014, $9.0 million has been reclassified from other assets to long-term debt. Deferred loan costs associated with revolving debt arrangements continue to be presented as a component of other assets. Previously the Company presented all deferred loan costs as a component of other assets. This change in accounting principle was made in accordance with the updated guidance issued by the Financial Standards Accounting Board (“FASB”) described below under “Recently Issued Accounting Pronouncements”. This update had no impact on guidance relating to the recognition and measurement of deferred loan costs.

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

Sales Recognition

We recognize sales of building products upon delivery to the customer. For contracts with service elements, sales are generally recognized on the completed contract method as these contracts are usually completed within 30 days with the percentage of completion method applied on a limited basis to certain contracts. Percentage of completion revenue represents less than 2% of our consolidated sales for each year presented. Contract costs include all direct material and labor, equipment costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. We present all sales tax on a net basis in our consolidated financial statements. The Company records sales incentives provided to customers as a reduction of revenue.

Cash and Cash Equivalents & Checks Outstanding

Cash and cash equivalents consist of cash on hand and all highly liquid investments with an original maturity date of three months or less. Also included in cash and cash equivalents are proceeds due from credit card transactions that generally settle within two business days. We maintain cash at financial institutions in excess of federally insured limits. Further, we maintain various banking relationships with different financial institutions.  Accordingly, when there is a negative book cash balance resulting from outstanding checks that had not yet been paid by any single financial institution; they are reflected in checks outstanding on the accompanying consolidated balance sheets.

Financial Instruments

We use financial instruments in the normal course of business as a tool to manage our assets and liabilities. We do not hold or issue financial instruments for trading purposes.

We issued detachable warrants in 2011, which were measured at fair value on a recurring basis until exercised in 2015 as discussed in Note 8.

Accounts Receivable

We extend credit to qualified professional homebuilders and contractors, in many cases on a non-collateralized basis. Accounts receivable potentially expose us to concentrations of credit risk. Because our customers are dispersed among our various markets, our credit risk to any one customer or state economy is not significant.

Our customer mix is a balance of large national homebuilders, regional homebuilders, local homebuilders and repair and remodeling contractors. For the year ended December 31, 2015, our top 10 customers accounted for approximately 17.0% of our sales, and no single customer accounted for more than 5% of sales.

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

We also establish reserves for credit memos and customer returns. The reserve balance was $3.8 million, $1.4 million, and $1.2 million at December 31, 2015, 2014, and 2013, respectively. The activity in this reserve was not significant for each year presented.

Accounts receivable consisted of the following at December 31:

	2015	2014
	(In thousands)
Accounts Receivable	$536,593	$143,217
Less: allowance for returns and doubtful accounts	8,049	3,153
Accounts receivable, net	$528,544	$140,064

The following table shows the changes in our allowance for doubtful accounts:

	2015	2014	2013
	(In thousands)
Balance at January 1,	$1,734	$2,413	$1,864
Additions	2,285	(274)	900
Deductions (write-offs, net of recoveries)	226	(405)	(351)
Balance at December 31,	$4,245	$1,734	$2,413

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

During the year, we monitor our inventory levels by market and record provisions for excess inventories based on slower moving inventory. We define potential excess inventory as the amount of inventory on hand in excess of the historical usage, excluding special order items purchased in the last six months. We then apply our judgment as to forecasted demand and other factors, including liquidation value, to determine the required adjustments to net realizable value. Our inventories are generally not susceptible to technological obsolescence.

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

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 7% of our total materials purchased in 2015.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $171.9 million, $79.7 million and $71.1 million in 2015, 2014 and 2013, respectively.

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

Deferred Loan Costs and Debt Discount

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Loan costs associated with term debt are presented as a reduction to long-term debt. Loan costs associated with revolving debt arrangements are presented as a component of other assets. Loan costs incurred in connection with revolving debt arrangements are amortized using the straight-line method. Loan costs incurred in connection with term debt are generally amortized using the effective interest method. Debt discount is amortized over the life of the related debt using the effective interest method. Amortization of deferred loan costs and the debt discount are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 8.

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

Major additions and improvements are capitalized, while maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains or losses from dispositions of property, plant and equipment are recorded in the period incurred. We also capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met. Internal use computer software costs are included in machinery and equipment and generally depreciated using the straight-line method over the estimated useful lives of the assets, generally three years.

We periodically evaluate the commercial and strategic operation of the land, related buildings and improvements of our facilities. In connection with these evaluations, some facilities may be consolidated, and others may be sold or leased. Nonoperating assets primarily related to land and building real estate assets associated with location closures that are actively being marketed for sale within a year are classified as assets held for sale and recorded at fair value, usually the quoted market price obtained from an independent third-party less the cost to sell. Until the assets are sold, an estimate of the fair value is reassessed at each reporting period. Net gains or losses related to the sale of real estate and equipment or impairment adjustments related to assets held for sale are recorded as selling, general and administrative expenses.

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

Net Income (Loss) per Common Share

Net income (loss) per common share, or earnings per share (“EPS”), is calculated in accordance with the Earnings per Share topic of the Codification which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2015	2014	2013
	(In thousands)
Weighted average shares for basic EPS	103,190	98,050	96,449
Dilutive effect of options, warrants, and RSUs	—	2,472	—
Weighted average shares for diluted EPS	103,190	100,522	96,449

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings Per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 restricted stock shares excluded from the computation of basic EPS in 2015 because we generated a net loss. There were 27,000 restricted stock shares included in our basic EPS calculation for 2014 as we generated net income. There were 610,000 restricted stock shares excluded from the computation of basic EPS in 2013 because we generated a net loss.

For the purpose of computing diluted EPS, options to purchase 4,998,000 shares of common stock and 1,516,000 restricted stock units (“RSUs”) were not included in the computation of diluted EPS for 2015 because their effect was anti-dilutive. Incremental shares attributable to average warrants outstanding during 2015 were not included in the computation of diluted EPS for 2015 as their effect was anti-dilutive. There were no warrants outstanding at December 31, 2015 as all of the remaining warrants were exercised in April 2015. Weighted average shares outstanding have been adjusted for common shares underlying 6,246,000 options, 700,000 warrants, and 1,855,000 restricted stock units (“RSUs”) for 2014. In addition, $0.5 million of income due to fair value adjustments related to the warrants was excluded from net income in the computation of diluted EPS for 2014. Options to purchase 4,933,000     shares of common stock were not included in the computations of diluted EPS in 2013 because their effect was anti-dilutive. Warrants to purchase 700,000 shares of common stock were not included in the computations of diluted EPS in 2013 because their effect was anti-dilutive.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

	2015	2014
Expected life	6.0 years	5.8 years
Expected volatility	75.2%	92.1%
Expected dividend yield	0.00%	0.00%
Risk-free rate	1.75%	1.83%

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

Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets accessible by us

Level 2 — inputs that are observable in the marketplace other than those inputs classified as Level 1

Level 3 — inputs that are unobservable in the marketplace and significant to the valuation

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. The only financial instruments measured at fair value on a recurring basis were our warrants as discussed in Note 8.

We have elected to report the value of our 7.625% senior secured notes due 2021 (“2021 notes”), our 10.75% senior unsecured notes due 2023 (“2023 notes”), and the $600.0 million term loan credit agreement (“2015 term loan”) at amortized cost. The fair values of the 2021 notes, the 2023 notes, and the 2015 term loan at December 31, 2015 were approximately $372.3 million, $698.3 million and $591.1 million respectively, and were determined using Level 2 inputs based on market prices.

Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Cash payments for interest	$55,028	$28,338	$78,232
Cash payments for income taxes	1,409	456	407

Discontinued Operations

When we exit a market entirely and have no continuing involvement in such operations, we classify the exit as discontinued operations.  In the second quarter of 2009, we announced our intent to exit the entire Ohio market based upon several factors, including the unfavorable conditions that affected our industry and a poor competitive position which prevented us from generating profitable results. Upon completing our exit plan in the second quarter of 2009 the cessation of these operations was treated as discontinued operations as they had distinguishable cash flow and operations that have been eliminated from our ongoing operations.  There have been no additional exit activities that have been classified as discontinued operations in 2015, 2014, or 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income (loss) for the years ended December 31, 2015, 2014, and 2013.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued an update to the existing guidance under Leases topic. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

In November 2015, the FASB issued an update to the existing guidance under the Income Taxes topic. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these changes.  This update is effective for periods beginning after December 15, 2016 with early application permitted. The Company elected to adopt this guidance in the fourth quarter of 2015. This update was applied on a prospective basis, as such prior year amounts have not been restated on a retrospective basis.

In September 2015, the FASB issued an update to the existing guidance under the Business Combinations topic. This update simplifies the accounting for measurement-period adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update will be effective for all annual and interim periods beginning after December 15, 2015. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company elected to adopt this guidance in the fourth quarter of 2015. As such, measurement period adjustments will be recognized in the period in which they are identified.

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

3. Acquisitions

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

On December 22, 2014 the Company acquired certain assets and the operations of Empire Truss, Ltd. (“Empire”) for $16.8 million in cash (including certain adjustments). Empire is a Texas-based manufacturer of custom designed roof trusses and floor trusses, and a distributor of engineered wood products with its primary operations located in Huntsville, Texas, approximately 65 miles north of downtown Houston. Empire’s primary focus is on multi-family and light commercial customers.

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

On July 31, 2015, the Company acquired all of the operating affiliates of ProBuild through the purchase of all issued and outstanding equity interests in ProBuild for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded by the net proceeds received from the financing transactions described in Note 8. Previously headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. As a result of the ProBuild acquisition, the Company has a greater diversification of products and services and a significantly improved geographic footprint.

These acquisitions were accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. All final purchase accounting adjustments related to these acquisitions, which primarily reflect adjustments to the ProBuild acquisition for the final purchase price adjustment and other adjustments refining the methodology and assumptions associated with the intangible asset valuations, have been recorded as of December 31, 2015. These adjustments did not have a material impact in the accompanying consolidated statements of operations and comprehensive income (loss) for the current or previous reporting periods. The fair value of acquired intangible assets of $184.5 million, primarily related to tradenames, customer relationships and lease contract intangibles, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, royalty rates, attrition rates and discount rates.

We incurred acquisition related costs of $20.9 million and $0.6 million in costs related to these acquisitions during the years ended December 31, 2015 and 2014, respectively. These costs include due diligence costs and transaction costs to complete the acquisitions, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for ProBuild and all other acquisitions, net of cash (in thousands) for the year ended:

	2015		2014
	ProBuild	All Other	All Other
Accounts receivable	$470,105	$306	$9,544
Other receivables	34,718	—	—
Inventory	411,160	1,095	5,417
Other current assets	12,101	—	—
Property, plant and equipment	658,540	3,961	8,580
Assets held for sale	10,911	—	—
Goodwill (Note 5)	602,690	(2,839)	28,581
Intangible assets (Note 6)	184,509	3,311	17,467
Other assets	2,016	—	34
Total assets acquired	2,386,750	5,834	69,623
Checks outstanding	(32,378)	—	—
Current maturities of long term debt and lease obligations	(25,456)	—	—
Accounts payable	(339,673)	—	—
Accrued liabilities	(210,436)	(37)	(286)
Other long-term liabilities	(53,703)	—	—
Long-term debt and lease obligations, net of current maturities	(262,390)	—	—
Total liabilities assumed	(924,036)	(37)	(286)
Total net assets acquired	$1,462,714	$5,797	$69,337

All of the goodwill and intangible assets recognized from the ProBuild and all other acquisitions are expected to be deductible for tax purposes, with the goodwill recognized from these acquisitions being amortized ratably over a 15 year period. The ProBuild acquisition will be treated as an asset purchase for tax purposes.

The operating results of the acquisitions have been included in the consolidated statements of operations and comprehensive income (loss) from their acquisition dates through December 31, 2015. Net sales and net income attributable to ProBuild were $1,863.1 million and $48.5 million, respectively, for the period of August 1, 2015 through December 31, 2015.  Net sales and net income attributable to the other acquisitions are not material, individually or in the aggregate.

The following table reflects the pro forma operating results for the Company which gives effect to the acquisition of ProBuild as if it had occurred on January 1, 2014. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and ProBuild adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition of ProBuild. Pro forma information for the other acquisitions is not presented as it is not material, individually or in the aggregate.

	Year Ended December 31,
	2015	2014
	(pro forma) (in thousands, except per share amounts)
Net sales	$6,066,792	$6,082,819
Net loss	$(10,433)	$(127,880)
Basic net loss per share	$(0.10)	$(1.19)
Diluted net loss per share	$(0.10)	$(1.19)

Pro forma net loss for the years ended December 31, 2015 and 2014 reflects adjustments primarily related to depreciation and amortization, the conversion from last-in, first-out to first-in, first out inventory valuation, and interest expense. Pro forma net loss for 2015 was adjusted to exclude transaction-related expenses of $46.9 million ($34.6 million incurred by the Company and $12.3 million incurred by ProBuild).  Pro forma net loss for 2014 was adjusted to include these transaction-related expenses.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2015	2014
	(In thousands)
Land	$214,302	$17,334
Buildings and improvements	338,566	64,776
Machinery and equipment	314,446	113,609
Furniture and fixtures	47,456	18,936
Construction in progress	7,828	13,341
Property, plant and equipment	922,598	227,996
Less: accumulated depreciation	188,269	152,317
Property, plant and equipment, net	$734,329	$75,679

Depreciation expense was $46.3 million, $8.5 million and $8.9 million, of which $5.3 million, $2.5 million and $2.4 million was included in cost of sales, in 2015, 2014, and 2013, respectively.

Included in property, plant and equipment are certain assets held under capital leases and lease finance obligations.  These assets are recorded at the present value of minimum lease payments and include land, buildings and equipment. Amortization charges associated with assets held under capital leases and lease finance obligations are included in depreciation expense.  The following balances held under capital lease and lease finance obligations, net of accumulated amortization of $4.9 million and $1.2 million at December 31, 2015 and 2014, respectively, are included on the accompanying combined balance sheet:

	2015	2014
	(In thousands)
Land	$124,987	$—
Buildings and improvements	183,390	4,107
Machinery and equipment	14,168	—
	$322,545	$4,107

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2015 and 2014 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of January 1, 2014
Goodwill	$13,609	$49,591	$92,629	$—	$155,829
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	13,115	48,976	49,102	—	111,193
Acquisitions and other purchase price adjustments	—	—	28,581	—	28,581
Balance as of December 31, 2014
Goodwill	$13,609	$49,591	$121,210	$—	$184,410
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	13,115	48,976	77,683	—	139,774
Acquisitions and other purchase price adjustments	83,493	11,100	208,452	296,806	599,851
Balance as of December 31, 2015
Goodwill	$97,102	$60,691	$329,662	$296,806	$784,261
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$60,076	$286,135	$296,806	$739,625

In 2015, the change in the carrying amount of goodwill is attributable to our acquisitions of ProBuild and Timber Tech. In 2014 the change in the carrying amount of goodwill is attributable to our acquisitions of Slone, West Orange, Truss Rite, Trim Tech, and Empire. The amount allocated to goodwill is attributable to the assembled workforce of the acquired companies as well as the diversification of products and services, the significantly improved geographic footprint, and the synergies expected to arise as a result of these acquisitions.

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

We recorded no goodwill impairment charges in 2015, 2014, and 2013.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$148,910	$(12,968)	$18,423	$(2,695)
Non-compete agreements	766	(170)	392	(31)
Trade names	51,361	(4,155)	1,234	(95)
Favorable lease intangibles	6,408	(548)	—	—
Total intangible assets	$207,445	$(17,841)	$20,049	$(2,821)
Unfavorable lease obligations (included in Accrued liabilities and Other long-term liabilities)	$(19,547)	$2,072	$—	$—

In connection with the acquisition of ProBuild, we recorded intangible assets of $184.5 million, which includes $50.1 million of trade names, $128.0 million of customer relationships and $6.4 million of favorable lease intangibles. We also recorded $19.5 million of unfavorable lease obligations. The weighted average useful lives of the acquired assets are 9.7 years for trade names, 13.5 years for customer relationships, and 10.0 years for both the favorable and unfavorable lease intangibles.

During the years ended December 31, 2015, 2014, and 2013, we recorded amortization expense in relation to the above-listed intangible assets of $11.9 million, $1.1 million, and $0.4 million, respectively.  In addition, as a result of the facility closure activities following the ProBuild acquisition, we recorded a $1.4 million impairment charge against our intangible assets during 2015. We recognized this impairment charge in selling, general, and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss).   The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2016	$22,495
2017	20,652
2018	19,504
2019	18,457
2020	15,274
Thereafter	75,747
Total future net intangible amortization expense	$172,129

7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2015	2014
	(In thousands)
Accrued payroll and other employee related expenses	$120,138	$18,974
Accrued business taxes	29,054	9,168
Self-insurance reserves	35,240	10,386
Accrued interest	33,712	2,329
Facility closure reserves	5,228	1,646
Casualty claims in excess of retained loss limit	8,845	11,335
Customer obligations	38,173	6,105
Other	23,515	7,723
Total accrued liabilities	$293,905	$67,666

8. Long-Term Debt

Long-term debt consisted of the following at December 31:

	December 31, 2015	December 31, 2014
2021 notes	$350,000	$350,000
2023 notes	700,000	—
2013 facility	—	30,000
2015 facility	60,000	—
2015 term loan	598,625	—
Lease finance obligations	280,909	3,904
Capital lease obligations (Note 9)	8,159	—
	1,997,693	383,904
Unamortized debt discount and debt issuance costs	(46,022)	(9,001)
	1,951,671	374,903
Less: current maturities of long-term debt and lease obligations	29,153	30,074
Long-term debt and lease obligations, net of current maturities	$1,922,518	$344,829

2013 Refinancing

In May 2013 we completed a private offering of $350.0 million in aggregate principal amount of 7.625% senior secured notes due 2021 (“2021 notes”) at a price equal to 100% of their face value. In conjunction with the offering, we also entered into a new 5-year $175.0 million senior secured revolving credit facility agreement (“2013 facility”) provided by a syndicate of financial institutions led by SunTrust Bank as administrative agent. The 2013 facility was used for working capital and general corporate purposes with the available borrowing capacity, or borrowing base, derived primarily from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. In July 2015, we repaid the full $55.0 million then outstanding under the 2013 facility as a part of the ProBuild acquisition financing transaction discussed below.

We used the net proceeds from the offering of the 2021 notes, together with cash on hand, to (i) redeem $139.7 million in aggregate outstanding principal amount of our second priority senior secured floating rate notes due 2016 (“2016 notes”) at par plus accrued and unpaid interest thereon to the redemption date, (ii) repay $225.0 million in borrowings outstanding under our existing first-lien term (“2011 term loan”) loan plus a prepayment premium of approximately $39.5 million and accrued and unpaid interest and (iii) pay the related commissions, fees and expenses. The repayment of the 2016 notes and the 2011 term loan was considered to be an extinguishment. As such, we recognized a loss of $48.4 million, which was recorded as interest expense in the second quarter of 2013. Of this $48.4 million loss, $39.5 million was due to the prepayment premium on the term loan, $6.8 million was due to a write-off of unamortized debt discount on the term loan and $2.1 million was due to a write-off of unamortized deferred loan costs on the 2016 notes and the term loan.

Upon the repayment of the outstanding borrowings and payment of the prepayment premium and accrued interest, we terminated the 2011 term loan, which included the $15.0 million letter of credit sub-facility. The 2011 term loan also included detachable warrants that allowed for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share. The $12.7 million of outstanding letters of credit under the sub-facility at the time were transferred to the 2013 facility. At the same time, we also terminated our $10.0 million letter of credit stand-alone facility. There were no letters of credit outstanding under the stand-alone facility at the time of termination.

In connection with the issuance of the 2021 notes and entering into the 2013 facility we incurred approximately $15.6 million of various third-party fees and expenses. Of these costs, $11.2 million were allocated to the 2021 notes and $4.4 million were allocated to the 2013 facility. These costs have been capitalized and are being amortized over the respective terms of the underlying facilities, subject to modifications triggered by the ProBuild acquisition financing discussed below. The $0.9 million in remaining unamortized deferred loan costs related to the sub-facility and stand-alone facility are being amortized over the term of the 2013 facility.

Senior Secured Notes due 2021

As of December 31, 2015, we have $350.0 million outstanding in aggregate principal amount of 2021 notes that mature on June 1, 2021. The 2021 notes were issued pursuant to an indenture, dated as of May 29, 2013 (“Indenture”), by and between us, certain of our subsidiaries, as guarantors (“Guarantors”), and Wilmington Trust, National Association, as trustee and notes collateral agent (“Trustee”). Interest accrues on the 2021 notes at a rate of 7.625% per annum and is payable semi-annually in arrears on June 1 and December 1 of each year.

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

ProBuild Acquisition Financing

As described in Note 3, we acquired all of the operating affiliates of ProBuild on July 31, 2015 through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded with the net cash proceeds from (i) the sale of $700.0 million in aggregate principal amount of  10.75% senior unsecured notes due 2023 (the “2023 notes”), (ii) entry into a $600.0 million term loan credit agreement (the “2015 term loan”) provided by a syndicate of financial institutions led by Deutsche Bank AG, New York Branch, as administrative and collateral agent, (iii) a $295.0 million draw on an amended and restated $800.0 million senior secured revolving credit facility (the “2015 facility”) provided by a syndicate of financial institutions led by SunTrust Bank as administrative and collateral agent, and (iv) a public offering of 9.2 million new shares of our common stock at an offering  price of $12.80 per share (the “equity offering”).

In connection with the financing transactions described above, we incurred approximately $65.0 million of various third-party fees and expenses. Of these costs, $18.1 million were allocated to the 2023 notes, $16.0 million were allocated to the 2015 term loan, $11.2 million were allocated to the 2015 facility and $6.5 million were allocated to the equity offering.  The costs allocated to the 2023 notes and the 2015 term loan have been recorded as reductions to long-term debt and will be amortized over their respective terms using the effective interest method. The costs allocated to the 2015 facility have been recorded as other assets and will be amortized over its term on a straight-line basis. The costs allocated to the equity offering have been recorded as a reduction to additional paid-in capital. In addition, $13.2 million in costs relate to commitment fees paid for bridge and backstop financing facilities entered into in connection with these financing transactions, neither of which was utilized. As such, these fees were recorded as interest expense in the third quarter of 2015.  At the closing of these transactions, there were approximately $3.0 million in unamortized debt issuance costs associated with the 2013 facility, of which, approximately $0.9 million were recorded as interest expense in the third quarter of 2015. The remaining $2.1 million in unamortized costs associated with the 2013 facility are being amortized over the term of the 2015 facility.

Senior Unsecured Notes due 2023

As of December 31, 2015, we have $700.0 million outstanding in aggregate principal amount of the 2023 notes that mature on August 15, 2023. The 2023 notes were sold in a private offering at an issue price equal to 100% of their face value. Interest accrues on the 2023 notes at a rate of 10.75% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016.

The terms of the notes are governed by an indenture and a supplemental indenture, each dated as of July 31, 2015, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (the “trustee”). Pursuant to the indenture and supplemental indenture, the company’s significant operating subsidiaries, including ProBuild and certain of its subsidiaries, agreed to serve as guarantors of the 2023 notes. The 2023 notes are the Company’s senior unsecured obligations and will rank equally with all of its existing and future senior unsecured debt and will be senior to all of its existing and future subordinated debt.

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

2015 Term Loan Credit Agreement

As of December 31, 2015, we have $598.6 million outstanding under the 2015 term loan, which matures on July 31, 2022. The 2015 term loan, which was issued at 99%, bears interest, at our option, at either a eurodollar rate or a base rate, plus, in each case an applicable margin. The margin will be 5.0% per annum in the case of eurodollar rate loans and 4.0% per annum in the case of base rate loans. The 2015 term loan has mandatory principal repayments of $1.375 million which are payable in March, June, September, and December of each year provided that each such payment is subject to reduction as a result of certain prepayments of the loans in accordance with the loan documentation. We repaid $1.375 million during the year ended December 31, 2015. The weighted average interest rate of the term loan was 6.0% during the year ended December 31, 2015.

2015 Senior Secured Revolving Credit Facility

The 2015 facility provides for an $800.0 million revolving credit line to be used for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2015, the net borrowing availability under the 2015 facility is $618.7 million after being reduced by outstanding letters of credit of $79.1 million and $60.0 million of borrowings currently outstanding. During the year ended December 31, 2015, we borrowed $295.0 million and repaid $235.0 million at a weighted average interest rate of 1.8%. The 2015 facility matures on July 31, 2020.

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

As of December 31, 2015, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2015 were as follows (in thousands):

Year ending December 31,
2016	$5,500
2017	5,500
2018	5,500
2019	5,500
2020	65,500
Thereafter	1,621,125
Total long-term debt (including current maturities)	$1,708,625

Warrants

As discussed above, the 2011 term loan included detachable warrants that allowed for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share. In April, 2015 the remaining 0.7 million of outstanding, detachable warrants were exercised. The warrants were considered to be derivative financial instruments and were classified as liabilities. As such, they were measured at fair value on a recurring basis. Our share price and, to a lesser extent, the historical volatility of our common stock were the primary factors in the changes to our fair value measurements related to the warrants. All other inputs being equal, an increase or decrease in our share price or volatility resulted in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense.

Non-cash fair value adjustments related to our derivative financial instrument recorded as interest expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31 (in thousands) were as follows:

Derivative Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2015	2014	2013
Warrants	Interest expense, net	(4,563)	456	(1,502)

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

The following fair value hierarchy table presents information about our financial instrument measured at fair value on a recurring basis using significant other observable inputs (Level 2) (in thousands):

	Carrying Value As of December 31, 2015	Fair Value Measurement as of December 31, 2015	Carrying Value As of December 31, 2014	Fair Value Measurement as of December 31, 2014
Warrants (included in Other long-term liabilities)	$—	$—	$3,375	$3,375

Lease Finance Obligations

As a result of the ProBuild acquisition, the Company is party to 171 individual property lease agreements with a single lessor as of December 31, 2015. These lease agreements have initial terms ranging from nine to fifteen years (expiring from 2016 through 2021) and renewal options in five-year increments providing for up to approximately 30-year remaining total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. As a result of these purchase rights, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of December 31, 2015, lease finance obligations consist of $280.9 million, with cash payments of $9.7 million for the year ended December 31, 2015. These lease finance obligations are included on the consolidated balance sheet as a component of long-term debt and lease obligations. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future minimum commitments for lease finance obligations as of December 31, 2015 were as follows (in thousands):

Year ending December 31,
2016	$21,814
2017	20,908
2018	20,847
2019	20,847
2020	20,766
Thereafter	301,065
Total	$406,247

9. Capital Lease Obligations

The Company leases certain property and equipment under capital leases expiring through 2020. These leases require monthly payments of principal and interest, imputed at various interest rates. Future minimum lease payments as of December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$7,180
2017	624
2018	296
2019	296
2020	167
Thereafter	—
Total minimum lease payments	8,563
Less: amount representing interest	(404)
Present value of net minimum payments	8,159
Less: current portion	(6,876)
Long-term capital lease obligations, net of current portion	$1,283

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. The maximum number of common shares reserved for the grant of awards under the 2014 Plan is 5.0 million, subject to adjustment as provided by the 2014 Plan. All 5.0 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four year period. As of December 31, 2015, 3.5 million shares were available for issuance under the 2014 Plan.

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. In January 2010, our shareholders approved an amendment to our 2007 Plan which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 7.0 million, subject to adjustment as provided by the 2007 Plan. No more than 7.0 million shares may be made subject to options or SARs granted under the 2007 Plan, and no more than 3.5 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Historically, awards granted under the 2007 Plan generally vest ratably over a three to four-year period. As of December 31, 2015, 56,000 shares were available for issuance under the 2007 Plan, 56,000 of which may be made subject to stock-based awards other than options or SARs.

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan (“2005 Plan”), we were authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. Stock options and SARs granted under the 2005 Plan could not have a term exceeding 10 years from the date of grant. The 2005 Plan also provided that all awards become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Historically, awards granted under the 2005 Plan generally vest ratably over a three-year period.  As of June 27, 2015, no further grants will be made under the 2005 Plan.

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

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2014	6,246	$5.09
Granted	142	$6.35
Exercised	(1,388)	$4.84
Forfeited	(2)	$6.92
Outstanding at December 31, 2015	4,998	$5.19	5.8	$29,417
Exercisable at December 31, 2015	3,472	$4.19	4.8	$23,922

The outstanding options at December 31, 2015 include options to purchase 141,000 shares under the 2014 plan, 3,164,000 shares granted under the 2007 Plan, 927,000 shares granted under the 2005 Plan and 766,000 shares granted under the 1998 Plan. As of December 31, 2015, options to purchase 2,190,000 shares under the 2007 Plan, 516,000 shares under the 2005 Plan and 766,000 shares under the 1998 Plan awards were exercisable. There were no options granted under the 2014 Plan which were exercisable as of December 31, 2015. The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 were $4.20 and $5.71, respectively. No option awards were granted during 2013. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 were $12.8 million $2.0 million and $1.8 million, respectively. We realized no tax benefits for stock options exercised during the years ended December 31, 2015, 2014 and 2013.

Outstanding and exercisable stock options at December 31, 2015 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15	766	$3.15	6.8	766	$3.15
$3.19 - $3.72	1,877	$3.20	4.1	1,850	$3.19
$6.35 - $6.70	262	$6.51	5.9	121	$6.70
$7.15- $7.67	2,093	$7.57	7.0	735	$7.38
$3.15 - $7.67	4,998	$5.19	5.8	3,472	$4.19

The following table summarizes restricted stock activity for the year ended December 31, 2015 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	27	$3.72
Granted	—	$—
Vested	(14)	$3.72
Forfeited	—	$—
Nonvested at December 31, 2015	13	$3.72

The outstanding restricted stock units (“RSUs”) at December 31, 2015 include 1,115,000 units granted under the 2014 Plan and 401,000 units granted under the 2007 Plan. The weighted average grant date fair value of RSUs granted during the years ended December 31, 2015 and 2014 were $7.26 and $7.48, respectively. No RSUs were granted during 2013.

The following table summarizes restricted stock unit activity for the year ended December 31, 2015 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	1,855	$7.48
Granted	159	$7.26
Vested	(495)	$7.38
Forfeited	(3)	$6.85
Nonvested at December 31, 2015	1,516	$7.49

Our results of operations include stock compensation expense of $6.9 million ($6.9 million net of taxes), $6.2 million ($6.2 million net of taxes) and $4.2 million ($4.2 million net of taxes) for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014, and 2013 were $2.7 million, $3.0 million and $3.0 million, respectively. The total fair value of restricted stock vested during the years ended December 31, 2015, 2014 and 2013 were $49,600, $2.0 million and $2.1 million, respectively. The total fair value of RSUs vested during the year ended December 31, 2015 was $3.7 million. There were no RSUs which vested in 2014 or 2013.

As of December 31, 2015, there was $13.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

11. Facility Closure Costs

In 2015, we closed certain facilities, primarily related to location consolidation initiatives following the ProBuild acquisition. During 2015 we recognized $2.8 million in expense primarily related to the minimum future lease obligations over the remaining lease terms on facility closures, net of estimated sub-rental income. In connection with this plan we also severed employees and recognized employee severance costs of $1.4 million. We recognized this expense in selling, general, and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss).

In 2014 and 2013, we recognized $0.5 million and $0.1 million in expense, respectively, related to the minimum future lease obligations on facility closures, net of sub-rental income, as well as revisions of sub-rental income estimates on previously closed facilities. We recognized this expense in selling, general and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss).

An analysis of our facility closure reserves for the periods reflected is as follows:

	2013	Additions	Payments	2014	Additions	Assumed in Acquisition	Payments	2015
	(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$1,700	$515	$(1,068)	$1,147	$2,836	$12,494	$(3,942)	$12,535
Employee severance and termination benefits	—	—	—	—	1,434	—	(1,181)	253
Total facility closure reserve	$1,700	$515	$(1,068)	$1,147	$4,270	$12,494	$(5,123)	$12,788

The Company assumed $12.5 million of exit cost reserves as part of the ProBuild acquisition during 2015. The facility and other exit cost reserves of $12.8 million at December 31, 2015, of which $8.8 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.

As plans to close facilities are developed and executed, assets that can be used at other facilities are transferred and assets to be abandoned or sold are written down to their net realizable value, including any long-lived assets. In situations where multiple facilities serve the same market we may temporarily close, or idle, facilities with plans to reopen these facilities once demand returns to the market. In these situations, finite lived assets continue to be depreciated and assessed for impairment. Should conditions in our markets worsen, or recovery take significantly longer than forecasted, we may temporarily idle or permanently close additional facilities, at which time we may incur additional facility closure costs or asset impairment charges. Future non-cash impairment charges would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We continuously monitor economic conditions in all of our markets and changes in market conditions may warrant future closings or idling of facilities. In addition, as we continue the integration of ProBuild we may close or idle other facilities.

12. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Current:
Federal	$—	$—	$(594)
State	1,100	587	446
	1,100	587	(148)
Deferred:
Federal	2,530	457	827
State	757	67	90
	3,287	524	917
Income tax expense	$4,387	$1,111	$769

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2015	2014
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$6,786	$1,764
Insurance reserves	7,156	4,461
Facility closure reserves	429	1,128
Stock-based compensation expense	7,284	8,066
Accounts receivable	1,358	658
Inventories	8,200	6,394
Operating loss and credit carryforwards	110,425	106,593
Goodwill and other intangible assets	9,176	1,999
Property, plant and equipment	—	5,931
Other	4,494	512
	155,308	137,506
Valuation allowance	(136,548)	(133,183)
Total deferred tax assets	18,760	4,323
Deferred tax liabilities related to:
Prepaid expenses	(6,344)	(2,223)
Goodwill and other intangible assets	(11,502)	(8,281)
Property, plant and equipment	(10,381)	—
Total deferred tax liabilities	(28,227)	(10,504)
Net deferred tax liability	$(9,467)	$(6,181)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	8.3	5.2	0.1
Valuation allowance	(52.1)	(36.5)	(36.9)
Permanent difference – 162(m) limitation	(5.4)	0.7	—
Permanent difference – Warrant mark to market	(8.6)	(0.8)	(1.3)
Permanent difference – Other	(0.9)	2.0	—
Other	0.1	—	1.2
	(23.6)%	5.6%	(1.9)%

We have $414.6 million of state operating loss carry-forwards, which includes $2.6 million of state tax credit carry-forwards expiring at various dates through 2035. We also have $281.2 million of federal net operating loss carry-forwards that will expire at various dates through 2035. The federal and state operating loss carry-forwards include approximately $15.9 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2015. These deferred tax assets will be recorded as an increase to additional paid in capital when the related tax benefits are realized.

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

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, among other matters, the reversal of existing deferred tax liabilities, historical and forecasted taxable income, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net tax deferred assets on which a valuation allowance was recorded, our effective tax rate may decrease as the valuation allowance is reversed.

Poor housing market conditions have contributed to our cumulative loss position for the past several years. While we generated income in 2014, we still have a cumulative unadjusted loss for the three year period ending December 31, 2015. Further, taking into consideration the historical ProBuild results on a proforma basis also results in a cumulative loss for the three year period ending December 31, 2015. We believe the cumulative loss position, as well as uncertainty around the extent and timing of the housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying solely on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of December 31, 2015.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.  We currently estimate that we will likely transition into a three year cumulative income position, including an evaluation of ProBuild’s historical results, on a rolling three year period at some time during the year ending December 31, 2016. However, there continues to be uncertainty around housing market projections and without continued improvement in housing activity, we may not reverse our cumulative loss position.  Simply coming out of a cumulative loss position is not viewed as a bright line and may not be considered sufficient positive evidence to reverse some or all of the valuation allowance if there is other negative evidence. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets.

In 2015, we recorded a valuation allowance of $9.7 million related to our continuing operations. In 2014, we reduced our valuation allowance by $7.2 million due to the utilization of net operating losses against federal and state taxable income. In 2013, we recorded a valuation allowance of approximately $15.3 million related to our continuing operations, which is exclusive of $0.6 million related primarily to reversals of uncertain tax positions due to statute expirations that affected our net operating loss carryforward and valuation allowance.

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

The following table shows the changes in our valuation allowance:

	2015	2014	2013
	(In thousands)
Balance at January 1,	$133,183	$143,682	$127,700
Additions charged to expense:
Continuing operations	9,679	—	15,878
Discontinued operations	—	131	178
Reductions credited to expense:
Continuing operations	—	(7,178)	—
Discontinued operations	(55)	—	—
Deductions	(6,259)	(3,452)	(74)
Balance at December 31,	$136,548	$133,183	$143,682

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2015, 2014 or 2013. We had a total of $0.3 million and $0.3 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2015 and 2014, respectively.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2015	2014	2013
	(In thousands)
Balance at January 1,	$378	$950	$2,080
Tax positions taken in prior periods:
Gross increases	—	2	—
Gross decreases	—	—	—
Tax positions taken in current period:
Gross increases	12	13	11
Settlements with taxing authorities	—	—	—
Lapse of applicable statute of limitations	(182)	(587)	(1,141)
Balance at December 31,	$208	$378	$950

The balance for uncertain tax positions was $0.2 million as of December 31, 2015 excluding penalties and interest. If this balance were recognized, the tax provision would decrease by $0.1 million excluding the impact to the valuation allowance.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2011. We report in 41 states with various years open to examination.

13. Employee Benefit Plans

As a result of the ProBuild acquisition we maintain two active defined contribution 401(k) plans. Our employees are eligible to participate in the plans subject to certain employment eligibility provisions. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $6.5 million, $0.4 million and $0.4 million in 2015, 2014 and 2013, respectively, for contributions to the plan.

Through the ProBuild acquisition, the Company acquired a defined benefit plan, the ProBuild Retirement Plan, which was terminated as of January 30, 2015. The Company has made all remaining plan benefit distributions and the plan has been fully terminated and settled as of December 31, 2015.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the period ended December 31, 2015 were not significant.

14. Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and they generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. We also lease certain properties from related parties, including current employees and non-affiliate stockholders. Total rent expense under operating leases was approximately $43.6 million, $25.4 million and $20.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.2 million as of December 31, 2015. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2016	$628	$59,680
2017	628	51,708
2018	161	41,771
2019	140	29,483
2020	144	16,546
Thereafter	557	45,174
	$2,258	$244,362

*	Includes related party future minimum commitments for noncancelable operating leases.

As of December 31, 2015, we had outstanding letters of credit totaling $79.1 million under our 2015 facility that principally support our self insurance programs.

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

15. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 399 locations operating in 40 states across the United States, which have been reorganized into nine geographical regions following the ProBuild acquisition.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

In addition to our reportable segments, our consolidated results include corporate overhead, other various operating activities that are not internally allocated to a geographical region nor separately reported to the CODM, and certain reconciling items primarily related to allocations of corporate overhead and rent expense, which have collectively been presented as “All Other”.  The accounting policies of the segments are consistent with those described in Note 2, except for noted reconciling items.

The following tables present Net sales, Income (loss) from continuing operations before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the years ended December, 31, (in thousands):

	2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) from continuing operations before income taxes
Northeast	$630,486	$6,126	$7,531	$26,907
Southeast	917,022	6,200	14,598	13,703
South	1,098,359	13,633	13,272	39,533
West	789,275	10,111	6,217	31,177
Total reportable segments	3,435,142	36,070	41,618	111,320
All other	129,283	22,210	67,581	(129,902)
Total consolidated	$3,564,425	$58,280	$109,199	$(18,582)

	2014
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) from continuing operations before income taxes
Northeast	$229,998	$1,068	$3,634	$3,464
Southeast	672,059	2,743	11,925	5,465
South	574,831	2,963	7,761	13,832
West	—	—	—	—
Total reportable segments	1,476,888	6,774	23,320	22,761
All other	127,208	2,745	7,029	(3,092)
Total consolidated	$1,604,096	$9,519	$30,349	$19,669

	2013
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) from continuing operations before income taxes
Northeast	$239,860	$1,313	$3,813	$5,715
Southeast	649,654	3,356	11,214	9,199
South	492,344	1,991	7,247	10,061
West	—	—	—	—
Total reportable segments	1,381,858	6,660	22,274	24,975
All other	108,034	2,645	67,364	(66,571)
Total consolidated	$1,489,892	$9,305	$89,638	$(41,596)

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

Sales by product category were as follows for the years ended December 31:

	2015	2014	2013
	(In thousands)
Lumber & lumber sheet goods	$1,151,657	$563,392	$570,830
Windows, doors & millwork	868,835	505,501	435,779
Manufactured products	644,391	333,589	295,481
Gypsum, roofing & insulation	265,867	46,934	46,362
Siding, metal & concrete products	269,236	41,794	37,890
Other building & product services	364,439	112,886	103,550
Total sales	$3,564,425	$1,604,096	$1,489,892

16. Related Party Transactions

An affiliate of JLL Partners, Inc. was a principal beneficial owner of PGT, Inc. until late 2013. Floyd F. Sherman, our chief executive officer, serves on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $9.3 million, $6.3 million and $5.0 million in 2015, 2014 and 2013, respectively. We had accounts payable to PGT, Inc. in the amounts of $1.1 million and $0.8 million as of December 31, 2015 and 2014, respectively.

In 2015, 2014 and 2013, we paid approximately $1.0 million, $0.9 million and $0.8 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.

17. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2015 and 2014 (in thousands, except per share amounts):

	2015
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$370,986		$461,521		$1,276,063		$1,455,855
Gross margin	83,733		110,614		324,774		382,337
Income (loss) from continuing operations	(7,162	)(1)	3,566	(2)	(8,757	)(3)	(10,616	)(4)
Income (loss) from discontinued operations, net of tax	92		10		—		36
Net income (loss)	(7,070)		3,576		(8,757)		(10,580)
Basic net income (loss) per share
Income (loss) from continuing operations	$(0.07	)(1)	$0.04	(2)	$(0.08	)(3)	$(0.10	)(4)
Loss from discontinued operations	(0.00)		(0.00)		(0.00)		0.00
Net income (loss)	$(0.07)		$0.04		$(0.08)		$(0.10)
Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.07	)(1)	$0.03	(2)	$(0.08	)(3)	$(0.10	)(4)
Loss from discontinued operations	(0.00)		(0.00)		(0.00)		0.00
Net income (loss)	$(0.07)		$0.03		$(0.08)		$(0.10)

	2014
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$345,909		$426,543		$434,907		$396,737
Gross margin	74,915		93,799		97,647		90,636
Income (loss) from continuing operations	(3,312	)(5)	10,620	(6)	8,739	(7)	2,511	(8)
Loss from discontinued operations, net of tax	(72)		(11)		(235)		(90)
Net income (loss)	(3,384)		10,609		8,504		2,421
Basic net income (loss) per share
Income (loss) from continuing operations	$(0.03	)(5)	$0.11	(6)	$0.09	(7)	$0.02	(8)
Loss from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)
Net income (loss)	$(0.03)		$0.11		$0.09		$0.02
Diluted net income (loss) per share
Income (loss) from continuing operations	$(0.03	)(5)	$0.09	(6)	$0.07	(7)	$0.02	(8)
Loss from discontinued operations	(0.00)		(0.00)		(0.00)		(0.00)
Net income (loss)	$(0.03)		$0.09		$0.07		$0.02

(1)

Includes acquisition costs of $5.5 million as discussed in Note 3, fair value adjustments for the warrants of $0.2 million as discussed in Note 8 and a valuation allowance of $3.1 million as discussed in Note 12.

(2)

Includes acquisition costs of $6.4 million as discussed in Note 3, fair value adjustments for the warrants of $4.7 million as discussed in Note 8 and a valuation allowance of $(1.3) million as discussed in Note 12.

(3)	Includes acquisition costs of $8.8 million as discussed in Note 3, financing costs of $13.2 million as discussed in Note 8 and a valuation allowance of $1.1 million as discussed in Note 12.
(4)	Includes acquisition costs of $0.2 million as discussed in Note 3 and a valuation allowance of $6.8 million as discussed in Note 12.
(5)	Includes fair value adjustments for the warrants of $1.2 million as discussed in Note 8 and a valuation allowance of $1.0 million as discussed in Note 12.
(6)	Includes fair value adjustments for the warrants of $(1.2) million as discussed in Note 8, and a valuation allowance of $(4.1) million as discussed in Note 12.
(7)

Includes fair value adjustments for the warrants of $(1.3) million as discussed in Note 8, facility closure costs of $0.1 million as discussed in Note 11, and a valuation allowance of $(3.3) million as discussed in Note 12.

(8)

Includes fair value adjustments for the warrants of $0.9 million as discussed in Note 8, facility closure costs of $0.2 million as discussed in Note 11, and a valuation allowance of $(0.9) million as discussed in Note 12.

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

18. Subsequent Event

On February 12, 2016, we completed separate privately negotiated note exchange transactions in which $218.6 million in aggregate principal amount of our 2023 notes was exchanged for $207.6 million in aggregate principal amount of our 2021 notes. The 2021 notes were issued under the existing indenture dated as of May 29, 2013.

On February 29, 2016, we completed additional privately negotiated note exchange transactions in which $63.8 million in aggregate principal amount of our 2023 notes was exchanged for $60.0 million in aggregate principal amount of our 2021 notes.

Following these transactions $617.6 million in aggregate principal amount of our 2021 notes and $417.6 million in aggregate principal amount of our 2023 notes remain outstanding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our principal executive officer (“CEO”) and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2015, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

We excluded ProBuild Holdings, LLC (“ProBuild”) from our assessment of internal control over financial reporting as of December 31, 2015 because on July 31, 2015, the Company acquired Probuild and its subsidiaries in a purchase business combination.  ProBuild’s total assets and sales represented approximately 56% and 52%, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO  and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common stock and are members of our board of directors and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of, each of Santander Asset Management Investment Holdings Limited (“SAMIH”) and Endurance International Group Holdings, Inc. (“Endurance”).   Each of SAMIH and Endurance may therefore be deemed to be under common “control” with us.  However, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH, Endurance and their respective affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities.  Neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure, nor do we or WP undertake any obligation to correct or update it.

We understand that each of SAMIH’s SEC-reporting affiliates intends to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds frozen savings accounts and one current account for two customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout 2015. Revenue generated by Santander UK on these accounts is negligible.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators Sanctions Regulations (“NPWMD”), holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continues to receive repayment installments. In 2015, total revenue in connection with the mortgage was approximately £3,876 while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £188 while net profits in 2015 were negligible relative to the overall profits of Banco Santander, S.A.

(c) During the third quarter of 2015, two additional Santander UK customers were designated. First, a U.K. national designated by the U.S. under the Specially Designated Global Terrorist (“SDGT”) sanctions program who is on the U.S. Specially Designated National (“SDN”) list. This customer holds a bank account which generated revenue of approximately £180 during the third and fourth quarter of 2015. The account is blocked. Net profits in the third and fourth quarter of 2015 were negligible relative to the overall profits of Santander. Second, a U.K. national also designated by the U.S. under the SDGT sanctions program who is on the U.S. SDN list, held a bank account. No transactions were made in the third and fourth quarter of 2015 and the account is blocked and in arrears.

(d) In addition, during the fourth quarter of 2015, Santander UK has identified one additional customer. A U.K. national designated by the U.S. under the SDGT sanctions program who is on the U.S. SDN list, held a bank account which generated negligible revenue during the fourth quarter of 2015. The account was closed during the fourth quarter of 2015. Net profits in the fourth quarter of 2015 were negligible relative to the overall profits of Banco Santander, S.A.

We understand that Endurance intends to disclose in its next annual or quarterly SEC report that:

On December 2, 2015, Endurance terminated a subscriber account (the “Subscriber Account”) that Endurance believes to be associated with Issam Shammout and Sky Blue Bird Aviation (“Shammout”) identified by the Office of Foreign Assets Control (“OFAC”), as a Specially Designated National (“SDN”), on May 21, 2015, pursuant to 31 C.F.R. Part 594. The Subscriber Account was inadvertently migrated to Endurance’s servers following its acquisition of the assets of Arvixe LLC (“Arvixe”) on October 31, 2014. Pursuant to the terms of the asset purchase agreement between Endurance and Arvixe, any customer accounts prohibited by OFAC were expressly excluded from the acquisition. Accordingly, Endurance does not believe it took legal ownership of the Subscriber Account, and no revenue was collected by Endurance in connection with the Subscriber Account since the date on which Shammout was added to the SDN list.  Nonetheless, upon identifying that the Subscriber Account had been migrated to its servers, Endurance promptly suspended all services and terminated the Subscriber Account.  Endurance reported the Subscriber Account to OFAC as potentially the property of a SDN subject to blocking pursuant to Executive Order 13224. As of January 25, 2016, Endurance has not received any correspondence from OFAC regarding this matter.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2016 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2016 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 25, 2016 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2016 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 25, 2016 under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

Exhibit Number	Description
10.4

Notes Collateral Agreement, dated as of May 29, 2013, by and among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, and Wilmington Trust, National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.5

Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.6

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.7

Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.8

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.9

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.10+

Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.11+

Amendment No. 7 to Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.12+

2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.13+

Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.14+

2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.15+

2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.16+

Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.17+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.18+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

Exhibit Number	Description
10.19+

2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.20+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.21+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 5, 2014, File Number 0-51357)

10.22+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.23+

2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.24+

2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015, File Number 0-51357)

10.25+

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

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on March 11, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (ii) Consolidated Balance Sheets at December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to Consolidated Financial Statements.

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

March 11, 2016

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

Signature	Title	Date

/s/ FLOYD F. SHERMAN	Chief Executive Officer and Director	March 11, 2016
Floyd F. Sherman	(Principal Executive Officer)

/s/ M. CHAD CROW	President, Chief Operating Officer and Chief Financial	March 11, 2016
M. Chad Crow	Officer (Principal Financial Officer)

/s/ JAMI COULTER	Vice President and Chief Accounting Officer	March 11, 2016
Jami Coulter	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	March 11, 2016
Paul S. Levy

/s/ DAVID A. BARR	Director	March 11, 2016
David A. Barr

/s/ CLEVELAND A. CHRISTOPHE	Director	March 11, 2016
Cleveland A. Christophe

/s/ DANIEL AGROSKIN	Director	March 11, 2016
Daniel Agroskin

/s/ MICHAEL GRAFF	Director	March 11, 2016
Michael Graff

/s/ ROBERT C. GRIFFIN	Director	March 11, 2016
Robert C. Griffin

/s/ KEVIN J. KRUSE	Director	March 11, 2016
Kevin J. Kruse

/s/ BRETT N. MILGRIM	Director	March 11, 2016
Brett N. Milgrim

/s/ CRAIG A. STEINKE	Director	March 11, 2016
Craig A. Steinke