Form 10-Q
period 2016-03-31
Builders FirstSource, Inc.
filed 2016-05-06
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 3, 2016 was 110,110,756.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,397,114	$370,986
Cost of sales	1,047,366	287,253
Gross margin	349,748	83,733
Selling, general and administrative expenses	326,969	83,000
Income from operations	22,779	733
Interest expense, net	35,224	7,607
Loss before income taxes	(12,445)	(6,874)
Income tax expense	4,535	196
Net Loss	$(16,980)	$(7,070)
Comprehensive Loss	$(16,980)	$(7,070)
Net loss per share:
Basic	$(0.15)	$(0.07)
Diluted	$(0.15)	$(0.07)
Weighted average common shares:
Basic	109,913	98,204
Diluted	109,913	98,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,728	$65,063
Accounts receivable, less allowance of $9,553 and $8,049 at March 31, 2016 and December 31, 2015, respectively	590,057	528,544
Other receivables	34,720	57,778
Inventories, net	536,922	513,045
Other current assets	24,199	29,899
Total current assets	1,189,626	1,194,329
Property, plant and equipment, net	708,838	734,329
Assets held for sale	5,443	5,585
Goodwill	739,625	739,625
Intangible assets, net	182,147	189,604
Other assets, net	23,412	18,566
Total assets	$2,849,091	$2,882,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$42,239	$46,833
Accounts payable	432,050	365,347
Accrued liabilities	228,764	293,905
Current maturities of long-term debt and lease obligations	29,416	29,153
Total current liabilities	732,469	735,238
Long-term debt and lease obligations, net of current maturities, debt discount and deferred loan costs	1,897,713	1,922,518
Other long-term liabilities	84,975	75,087
Total liabilities	2,715,157	2,732,843
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 110,114 and 109,726 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,101	1,097
Additional paid-in capital	513,517	511,802
Accumulated deficit	(380,684)	(363,704)
Total stockholders' equity	133,934	149,195
Total liabilities and stockholders' equity	$2,849,091	$2,882,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(16,980)	$(7,070)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,791	3,152
Asset impairments	150	—
Amortization of deferred loan costs	1,944	616
Amortization of debt discount	180	—
Gain on extinguishment of debt	(7,731)	—
Accretion of lease finance obligation	456	—
Fair value adjustment of stock warrants	—	(167)
Deferred income taxes	4,342	267
Bad debt expense	368	(24)
Stock compensation expense	2,573	1,767
Net gain on sale of assets	(169)	(46)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(43,893)	(9,884)
Inventories	(26,755)	(7,573)
Other current assets	5,700	4,555
Other assets and liabilities	1,378	185
Accounts payable and checks outstanding	64,987	15,048
Accrued liabilities	(60,637)	9,037
Net cash provided by (used in) operating activities	(43,296)	9,863
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,978)	(9,124)
Proceeds from sale of property, plant and equipment	390	60
Cash used for acquisitions, net	—	(5,797)
Net cash used in investing activities	(8,588)	(14,861)
Cash flows from financing activities:
Borrowings under revolving credit facility	221,000	25,000
Repayments under revolving credit facility	(222,000)	—
Repayments of long-term debt and other loans	(3,174)	(18)
Payments of loan costs	(4,423)	—
Exercise of stock options	194	23
Repurchase of common stock	(1,048)	(943)
Net cash provided by (used in) financing activities	(9,451)	24,062
Net change in cash and cash equivalents	(61,335)	19,064
Cash and cash equivalents at beginning of period	65,063	17,773
Cash and cash equivalents at end of period	$3,728	$36,837

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

The condensed consolidated balance sheet as of December 31, 2015 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2015 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2015 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Compensation-Stock Compensation topic. This update simplifies several aspects of accounting for stock compensation including accounting for income taxes, classification of awards as liabilities or equity, forfeitures and classification on the statement of cash flows. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with adjustments reflected as of the beginning of the fiscal year of adoption. The various aspects of this guidance require prospective, retrospective, or modified retrospective application. We are currently evaluating the impact of this guidance on our financial statements.

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

2. Acquisitions

On July 31, 2015, we acquired all of the operating affiliates of ProBuild through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded by the net proceeds received from concurrent financing transactions. Previously headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. As a result of the ProBuild acquisition, the Company has a greater diversification of products and services and a significantly improved geographic footprint.

The ProBuild acquisition was accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. All final purchase accounting adjustments related to this acquisition, which primarily reflect the final purchase price allocations and other revisions to the methodology and assumptions associated with the intangible asset valuations, have been recorded as of December 31, 2015. The fair value of acquired intangible assets of $184.5 million, primarily related to tradenames, customer relationships and lease contract intangibles, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, royalty rates, attrition rates and discount rates.

We incurred $5.3 million in costs related to the acquisition during the three months ended March 31, 2015. These costs include due diligence costs and transaction costs to complete the acquisition, and were recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015. We did not incur any acquisition related costs during the three months ended March 31, 2016.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition date for ProBuild, net of cash (in thousands):

Accounts receivable	$470,105
Other receivables	34,718
Inventory	411,160
Other current assets	12,101
Property, plant and equipment	658,540
Assets held for sale	10,911
Goodwill	602,690
Intangible assets	184,509
Other assets	2,016
Total assets acquired	2,386,750
Checks outstanding	(32,378)
Current maturities of long term debt and lease obligations	(25,456)
Accounts payable	(339,673)
Accrued liabilities	(210,436)
Other long-term liabilities	(53,703)
Long-term debt and lease obligations, net of current maturities	(262,390)
Total liabilities assumed	(924,036)
Total net assets acquired	$1,462,714

All of the goodwill and intangible assets recognized from the ProBuild acquisitions are expected to be deductible for tax purposes, with the goodwill recognized from these acquisitions being amortized ratably over a 15 year period. The ProBuild acquisition was treated as an asset purchase for tax purposes.

The operating results of this acquisition have been included in the consolidated statements of operations and comprehensive income (loss) from the acquisition date through March 31, 2016. Net sales and net income attributable to ProBuild were $982.7 million and $8.1 million, respectively, for the period of January 1, 2016 through March 31, 2016. Net income attributable to ProBuild does not include an allocation of the additional interest expense incurred by the Company as a result of the ProBuild acquisition financing transactions.

The following table reflects the unaudited pro forma operating results for the Company for the three months ended March 31, 2015 which gives effect to the acquisition of ProBuild as if it had occurred on January 1, 2014. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and ProBuild adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition of ProBuild.

Three Months Ended March 31, 2015
(Unaudited pro-forma) (in thousands, except per share amounts)
Net sales	$1,284,126
Net loss	$(47,695)
Basic net loss per share	$(0.44)
Diluted net loss per share	$(0.44)

Pro forma net loss for the three months ended March 31, 2015 reflects adjustments primarily related to depreciation and amortization, the conversion from last-in, first-out to first-in, first out inventory valuation, and interest expense. Pro forma net loss was adjusted to exclude transaction-related expenses of $6.3 million ($5.3 million incurred by the Company and $1.0 million incurred by ProBuild) in the three months ended March 31, 2015, respectively.

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 and 27,000 restricted stock shares excluded from our calculation of basic EPS for the three months ended March 31, 2016 and 2015, respectively as we generated a net loss during those periods.

For the purpose of computing diluted EPS, options to purchase 5.0 million shares of common stock and 2.2 million restricted stock units (“RSUs’) were not included in the computations of diluted EPS for the three months ended March 31, 2016 because their effect was anti-dilutive. There were no outstanding warrants as of March 31, 2016 as all of the remaining stock warrants were exercised in the second quarter of 2015.

Weighted average shares outstanding have been adjusted for common shares underlying 0.7 million warrants for the three months ended March 31, 2015. In addition, $0.2 million of income due to fair value adjustments related to the warrants was excluded from our net loss in the computation of diluted EPS for the three months ended March 31, 2015. Options to purchase 6.4 million shares of common stock  and 1.5 million RSUs were not included in the computation of diluted EPS for the three months ended March 31, 2015 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares for basic EPS	109,913	98,204
Dilutive effect of warrants	─	420
Weighted average shares for diluted EPS	109,913	98,624

4. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
2021 notes	$617,596	$350,000
2023 notes	417,608	700,000
2015 facility	59,000	60,000
2015 term loan	597,250	598,625
Lease finance obligations	270,539	280,909
Capital lease obligations	7,662	8,159
	1,969,655	1,997,693
Unamortized debt discount and debt issuance costs	(42,526)	(46,022)
	1,927,129	1,951,671
Less: current maturities of long-term debt and lease obligations	29,416	29,153
Long-term debt and lease obligations, net of current maturities	$1,897,713	$1,922,518

Note Exchange Transactions

On February 12, 2016, we completed separate privately negotiated note exchange transactions in which $218.6 million in aggregate principal amount of our 10.75% senior unsecured notes due 2023 (“2023 notes”) was exchanged for $207.6 million in aggregate principal amount of our 7.625% senior secured notes due 2021 (“2021 notes”). On February 29, 2016, we completed additional separate privately negotiated note exchange transactions in which $63.8 million in aggregate principal amount of our 2023 notes was exchanged for $60.0 million in aggregate principal amount of our 2021 notes. The 2021 notes were issued under the existing indenture dated as of May 29, 2013. Following these transactions, $617.6 million in aggregate principal amount of our 2021 notes and $417.6 million in aggregate principal amount of our 2023 notes remain outstanding.

The note exchange transactions were considered to be debt extinguishments. As such, we recognized a net gain of $7.8 million which was recorded as an offset to interest expense in the condensed consolidated statements of operations and comprehensive income (loss) in first quarter of 2016. Of this $7.8 million gain, $14.8 million was attributable to the reduction in outstanding principal which was partially offset by the write-off of $7.0 million of unamortized debt issuance costs associated with the 2023 notes which were extinguished in the exchange transactions.

In connection with issuance of the 2021 notes in the exchange transactions, we incurred $4.9 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the remaining term of the 2021 notes using the effective interest method.

2015 Facility Borrowings

As of March 31, 2016, we have $59.0 million in borrowings outstanding under our $800.0 million senior secured revolving credit facility (“2015 facility”). During the first quarter of 2016, we borrowed $221.0 million and repaid $222.0 million at a weighted average interest rate of 2.9%.

Fair Value

The only financial instrument which was measured at fair value on a recurring basis was our warrants. However, in April 2015, the remaining 0.7 million of outstanding, detachable warrants were exercised. The warrants were considered to be derivative financial instruments and were classified as liabilities.

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

Derivative Not Designated as Hedging Instrument	Location of Gain Recognized in Income	Amount of Gain Recognized in Income
		Three Months Ended March 31,
		2016	2015
Warrants	Interest expense, net	$—	$167

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

We have elected to report the value of our 2021 notes, 2023 notes, and the $600.0 million term loan credit agreement (“2015 term loan”) at amortized cost. The fair values of the 2021 notes, the 2023 notes and the 2015 term loan at March 31, 2016 were approximately $644.6 million, $422.8 million and $594.3 million, respectively, and were determined using Level 2 inputs based on market prices.

5. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first quarter of 2016, our board of directors granted 625,000 RSUs to employees and eligible directors under our 2007 and 2014 Incentive Plans for which vesting is based on continuous employment over the requisite service period. 530,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 63,000 RSUs vest at 25% per year at each anniversary of the grant date over the next four years and 32,000 RSUs vest 100% at the first anniversary of the grant date. The weighted average grant date fair value for these RSUs was $10.52 per share, which was based on the closing stock price on the grant dates.

Performance and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2016, our board of directors granted 265,000 RSUs to employees under our 2014 Incentive Plan which vest if the compound annual growth rate of the Company’s total sales in 2018 over 2015 exceeds a composite annual growth rate based on single-family housing starts, multi-family housing starts, and growth in repair and remodeling sales over the same period. Upon continued employment and if the performance vesting condition is achieved, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $10.96 per share, which was based on the closing stock price on the grant dates.

Market and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2016, our board of directors granted 265,000 RSUs to employees under our 2014 Incentive Plan for which vesting is contingent upon the Company’s total shareholder return exceeding that of the Company’s peer group over a three year measurement period. Upon continued employment and if the market vesting condition is met, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $7.58 per share, which was determined using the Monte Carlo simulation model using the following weighted average assumptions:

Expected volatility (company)	53.6%
Expected volatility (peer group median)	17.3%
Correlation between the company and peer group median	0.47
Expected dividend yield	0.00%
Risk-free rate	1.29%

The expected volatilities are based on the historical volatilities of our common stock and the common stocks of the constituents of the Company’s peer group over the most recent period equal to the measurement period. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the measurement period.

Stock Option Grant

In the first quarter of 2016, our board of directors granted 63,000 stock options to employees under our 2014 Incentive Plan. All the awards vest at 25% per year at each anniversary of the grant date over four years. The exercise price for the options was $6.59 per share, which was the closing stock price on the grant date. The weighted average grant date fair value of the options was $3.71 and was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life	6.0 years
Expected volatility	60.88%
Expected dividend yield	0.00%
Risk-free rate	1.41%

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

6. Income Taxes

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

Historically weak housing market conditions have contributed to our cumulative loss position for the past several years. We have a cumulative unadjusted loss for the three year period ending March 31, 2016. Further, taking into consideration the historical ProBuild results on a proforma basis, including debt, also results in a cumulative loss for the three year period ending March 31, 2016. We believe the cumulative loss position, as well as uncertainty around the extent and timing of the continued housing market recovery, represents significant negative evidence in considering whether our deferred tax assets are realizable. Further, we do not believe that relying solely on projections of future taxable income to support the recovery of deferred tax assets is sufficient.  Based on an evaluation of positive and negative evidence, we concluded that the negative evidence regarding our ability to realize our deferred tax assets outweighed the positive evidence as of March 31, 2016.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for growth.  We currently estimate that we will likely transition into a three year cumulative income position, including an evaluation of ProBuild’s historical results, on a rolling three year period at some time during the year ending December 31, 2016. However, there continues to be uncertainty around housing market projections and without continued improvement in housing activity, we may not reverse our cumulative loss position.  Simply coming out of a cumulative loss position is not necessarily considered sufficient positive evidence to reverse some or all of the valuation allowance if there is other negative evidence. In upcoming quarters, we will closely monitor the positive and negative evidence surrounding our ability to realize our deferred tax assets.

As of December 31, 2015 we had $414.6 million of state operating loss carry-forwards, which included $2.6 million of state tax credit carry-forwards expiring at various dates through 2035. In addition, at December 31, 2015 we also had $281.2 million of federal net operating loss carry-forwards that will expire at various dates through 2035.

We recorded increases to the valuation allowance of $5.1 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively against our net deferred tax assets as we generated net operating losses during those periods. Our effective tax rate was (36.4%) and (2.9%) for the three months ended March 31, 2016 and 2015, respectively. We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate income tax expense for the three months ended March 31, 2016 as we determined that due to higher tax expense in 2016, primarily relating to deferred tax expense arising from amortization of goodwill, that even a small level of volatility in projections would result in significant fluctuations in the estimated annualized effective tax rate.

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

8. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across approximately 396 locations operating in 40 states across the United States, which have been reorganized into nine geographical regions following the ProBuild acquisition.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

As a result of the reorganization following the ProBuild acquisition, the Company has nine operating segments aligned with its nine geographical regions (Regions 1 through 9). While all of our operating segments have products, distribution methods and customers of a similar nature, certain of our operating segments have been aggregated due to also containing similar economic characteristics, resulting in the following composition of reportable segments:

•	Regions 1 and 2 have been aggregated to form the “Northeast” reportable segment
•	Regions 3 and 5 have been aggregated to form the “Southeast” reportable segment
•	Regions 4 and 6 have been aggregated to form the “South” reportable segment
•	Region 7, 8 and 9 have been aggregated to form the “West” reportable segment, which was acquired entirely through the ProBuild acquisition.

In addition to our reportable segments, our consolidated results include corporate overhead, other various operating activities that are not internally allocated to a geographical region nor separately reported to the CODM, and certain reconciling items primarily related to allocations of corporate overhead and rent expense, which have collectively been presented as “All Other”.  The accounting policies of the segments are consistent with those referenced in Note 1, except for noted reconciling items.

The following tables present Net sales, income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the periods indicated (in thousands):

	Three months ended March 31, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$258,020	$5,483	$4,150	$2,569
Southeast	311,119	3,234	4,415	5,833
South	409,329	6,208	5,254	14,999
West	386,409	9,772	6,175	(1,871)
Total reportable segments	1,364,877	24,697	19,994	21,530
All other	32,237	6,094	15,230	(33,975)
Total consolidated	$1,397,114	$30,791	$35,224	$(12,445)
	Three months ended March 31, 2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$43,485	$243	$852	$(651)
Southeast	147,469	685	2,990	(1,696)
South	152,731	1,454	2,373	2,654
West	─	─	─	─
Total reportable segments	343,685	2,382	6,215	307
All other	27,301	770	1,392	(7,181)
Total consolidated	$370,986	$3,152	$7,607	$(6,874)

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Lumber & lumber sheet goods	$465,752	$122,427
Windows, doors & millwork	311,918	121,597
Manufactured products	236,698	79,805
Gypsum, roofing & insulation	111,701	10,555
Siding, metal & concrete products	119,023	9,800
Other building products & services	152,022	26,802
Net sales	$1,397,114	$370,986

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, including ProBuild Holdings, LLC (“ProBuild”), as of July 31, 2015, unless otherwise stated or the context otherwise requires.

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

COMPANY OVERVIEW

We are a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. Following our acquisition of ProBuild in July 2015, the Company operates 396 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by both the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 764,000 as of March 31, 2016. However, single-family housing starts remain well below the historical average (from 1959 through 2015) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a recent trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover further in the long term and that the downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

•

Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction and the repair and remodel end market. However, we will continue to identify opportunities for profitable growth in the multi-family and light commercial markets.

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

RECENT DEVELOPMENTS

On February 12, 2016, we completed separate privately negotiated note exchange transactions in which $218.6 million in aggregate principal amount of our 10.75% senior unsecured notes due 2023 (“2023 notes”) was exchanged for $207.6 million in aggregate principal amount of our 7.625% senior secured notes due 2021 (“2021 notes”). On February 29, 2016, we completed additional separate privately negotiated note exchange transactions in which $63.8 million in aggregate principal amount of our 2023 notes was exchanged for $60.0 million in aggregate principal amount of our 2021 notes. The 2021 notes were issued under the existing indenture dated as of May 29, 2013.

Following these transactions $617.6 million in aggregate principal amount of our 2021 notes and $417.6 million in aggregate principal amount of our 2023 notes remain outstanding. These transactions resulted in a $7.8 million net gain on debt extinguishment, reducing interest expense in the first quarter of 2016. Further, these exchange transactions allowed the Company to reduce its long-term debt by approximately $14.8 million and reduce its annual cash interest expense by approximately $10.0 million.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the first quarter of 2016, actual U.S. single-family housing starts were 171,000, a 22.2% increase compared to the first quarter of 2015. U.S. single-family units under construction increased 18.0% during the first quarter of 2016 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, the high demand for skilled construction labor and the slow economic recovery, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 818,000 U.S single family housing starts for 2016, which is an increase of 14.5% from 2015. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the repair and remodel end market to increase approximately 4.7% in 2016 compared to 2015.

Our net sales for the first quarter of 2016 were up 277% over the same period last year, approximately 265% of which was due to recent acquisitions, primarily the acquisition of ProBuild. Excluding the impact of recent acquisitions, we estimate net sales increased approximately 19% due to increased volume, which was partially offset by a 7% decrease due to the impact of commodity price deflation on net sales. Our gross margin percentage increased by 2.4% during the first quarter of 2016 compared to the first quarter of 2015. Our gross margin percentage increased primarily due to improved customer pricing, commodity price deflation and a higher mix of value-added sales. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in net sales. We intend to implement similar changes in ProBuild’s business activities to the extent feasible. However, our selling, general and administrative expenses, as a percentage of net sales, were 23.4% in the first quarter of 2016, a 1.0% increase from 22.4% in the first quarter of 2015. The increase was primarily due to the ProBuild acquisition and the resulting integration related costs, and to a lesser degree, the negative impact of commodity price deflation on our net sales.

We still believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2016 and 2015, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2016	2015
Sales	100.0%	100.0%
Cost of sales	75.0%	77.4%
Gross margin	25.0%	22.6%
Selling, general and administrative expenses	23.4%	22.4%
Income from operations	1.6%	0.2%
Interest expense, net	2.5%	2.1%
Income tax expense	0.3%	0.0%
Net loss	(1.2)%	(1.9)%

Three Months Ended March 31, 2016 Compared with the Three Months Ended March 31, 2015

Net Sales. Net sales for the three months ended March 31, 2016 were $1,397.1 million, a 277% increase over net sales of $371.0 million for the three months ended March 31, 2015. Net sales increased $983.4 million, or approximately 265%, due to recent acquisitions, primarily ProBuild. Excluding the impact of acquisitions, we estimate net sales increased $42.7 million, or approximately 19% due to increased volume, which was partially offset by a 7% decrease due to the impact of commodity price deflation on net sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 22.2% and single-family units under construction increased 18.0% in the first quarter of 2016 compared to the first quarter of 2015.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2016		2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$465.8	33.3%	$122.4	33.0%	280.4%
Windows, doors & millwork	311.9	22.3%	121.6	32.8%	156.5%
Manufactured products	236.7	17.0%	79.8	21.5%	196.6%
Gypsum, roofing & insulation	111.7	8.0%	10.6	2.8%	958.3%
Siding, metal & concrete products	119.0	8.5%	9.8	2.6%	1,114.5%
Other building products & services	152.0	10.9%	26.8	7.3%	467.2%
Net sales	$1,397.1	100.0%	$371.0	100.0%	276.6%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer mix across 40 states through the ProBuild acquisition. Excluding ProBuild, net sales increased across all product categories primarily due to increased sales volume.

Gross Margin. Gross margin increased $266.0 million to $349.7 million. Of this increase, $251.0 million is due to the ProBuild acquisition. Excluding ProBuild, gross margin increased $15.0 million. Our gross margin percentage increased to 25.0% in the first quarter of 2016 from 22.6% in the first quarter of 2015, a 2.4% increase. Our gross margin percentage increased primarily due to improved customer pricing, commodity price deflation and a higher mix of value-added sales in the first quarter of 2016 compared to the first quarter of 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $244.0 million, or 293.9% largely due to the ProBuild acquisition. Our salaries and benefits expense, excluding stock compensation expense, was $211.7 million, an increase of $163.3 million from the first quarter of 2015 primarily due to increased full time equivalent employees following the ProBuild acquisition. Delivery expense increased $34.1 million, office general and administrative expense increased $23.2 million, occupancy expense increased $18.9 million and intangible asset amortization increased $5.5 million. These increases were primarily a result of the ProBuild acquisition, the related integration activities and increased sales volume.

As a percentage of net sales, selling, general and administrative expenses increased from 22.4% in the first quarter of 2015 to 23.4% in the first quarter of 2016. As a percentage of net sales, salaries and benefits expense, excluding stock compensation expense, increased 2.1%, intangible asset amortization expense increased 0.3% and occupancy expense increased 0.2%. These increases were partially offset by a 1.0% decrease in office general and administrative expense and a 0.1% decrease in delivery expense. The increase in selling, general and administrative expenses, as a percentage of net sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our net sales.

Interest Expense, Net. Interest expense was $35.2 million in the first quarter of 2016, an increase of $27.6 million from the first quarter of 2015. Of the $27.6 million increase, $27.7 million was attributable to increased interest expense largely due to our increased debt balances following the ProBuild acquisition financing, $8.5 million was related to non-cash interest expense primarily due to a $7.0 million write off of debt issuance costs on extinguished 2023 notes as a result of the debt exchange transactions in the first quarter of 2016 as well as increased debt discount and deferred loan cost amortization. These increases were partially offset by a $14.8 million gain on debt extinguishment as we reduced our outstanding principal as a result of the debt exchange transactions. The remaining change is primarily due to interest expense attributable to lease finance obligations assumed in the ProBuild acquisition.

Income Tax Expense. We recorded income tax expense of $4.5 million and $0.2 million in the first quarters of 2016 and 2015, respectively. We recorded an increase in the after-tax, non-cash valuation allowance on our net deferred tax assets of $5.1 million and $3.1 million in the first quarters of 2016 and 2015, respectively. Absent the valuation allowance, our effective tax rate would have been 41.0% and 42.1% in the first quarters of 2016 and 2015, respectively.

Results by Reportable Segment

The following table shows net sales and income (loss) from continuing operations before income taxes by reportable segment (dollars in thousands):

	Three months ended March 31,
	Net sales					Income (loss) before income taxes
	2016	% of net sales	2015	% of net sales	% change	2016	% of net sales	2015	% of net sales	% change
Northeast	$258,020	18.9%	$43,485	12.7%	493.4%	$2,569	1.0%	$(651)	(1.5)%	494.6%
Southeast	311,119	22.8%	147,469	42.9%	111.0%	5,833	1.9%	(1,696)	(1.2)%	443.9%
South	409,329	30.0%	152,731	44.4%	168.0%	14,999	3.7%	2,654	1.7%	465.1%
West	386,409	28.3%	—	—	—	(1,871)	(0.5)%	—	—	—
	$1,364,877	100.0%	$343,685	100.0%		$21,530	1.6%	$307	0.9%

As a result of our reorganization following the ProBuild acquisition, we now have four reportable segments based on an aggregation of the geographic regions in which we operate.  We achieved increased net sales and profitability across all our reportable segments, primarily due to the ProBuild acquisition. According to the U.S. Census Bureau actual single-family housing starts increased 22.2% in the first quarter of 2016 compared to the first quarter of 2015. Single-family housing starts increased 18.6% and 35.9% in the South region and Northeast region, respectively. Excluding the impact of recent acquisitions, including the ProBuild acquisition, net sales in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 increased 8.0%, 26.3% and 4.0% in our Northeast, Southeast and South reportable segments, respectively, primarily due to volume increases, which were partially offset by commodity price deflation. The West reportable segment operations were acquired through the ProBuild acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at March 31, 2016 consist of cash on hand and borrowing availability under our revolving credit facility.

Our $800.0 million senior secured revolving credit facility (“2015 facility”) will be primarily used for working capital, general corporate purposes, and funding acquisitions. In addition, we may use the 2015 facility to facilitate debt consolidation. Availability under the 2015 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, including progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of March 31, 2016 and December 31, 2015 (in millions):

	As of
	March 31, 2016	December 31, 2015
Accounts Receivable Availability	$433.3	$384.5
Inventory Availability	329.5	314.3
Other Receivables Availability	34.0	27.0
Gross Availability	796.8	725.8
Less:
Agent Reserves	(33.7)	(23.5)
Plus:
Cash in Qualified Accounts	─	55.5
Borrowing Base	763.1	757.8
Aggregate Revolving Commitments	800.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	763.1	757.8
Less:
Outstanding Borrowings	(59.0)	(60.0)
Letters of Credit	(85.0)	(79.1)
Net Excess Borrowing Availability on Revolving Facility	$619.1	$618.7

As of March 31, 2016 we had $59.0 million in outstanding borrowings under our 2015 facility and our net excess borrowing availability was $619.1 million after being reduced by outstanding letters of credit of approximately $85.0 million. Excess availability must equal or exceed a minimum specified amount, currently $80.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2016.

Liquidity

Our liquidity at March 31, 2016 was $622.8 million, which consists of net borrowing availability under the 2015 facility and cash on hand.

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

Consolidated Cash Flows

Cash used in operating activities was $43.3 million for the three months ended March 31, 2016 compared to cash provided by operating activities of $9.9 million for the three months ended March 31, 2015.  Our working capital increased $60.6 million in the first three months of 2016 compared to a decrease of $11.2 million in the first three months of 2015. The change in working capital is largely due to the ProBuild acquisition, as well as seasonal increases in receivables and inventory, increased customer demand and a decrease in accrued liabilities. These increases were partially offset by an increase in accounts payable due to increased purchases and increased accounts payable days. Cash interest payments increased $54.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The remaining change is due to an increase in cash provided by operations is primarily related to increased sales and profitability during the three months ended March 31, 2016 as a result of higher sales volume and the acquisition of ProBuild.

Cash used in investing activities was $8.6 million and $14.9 million for the three months ended March 31, 2016 and 2015, respectively.  The change is primarily due to the acquisition of Timber Tech Texas, Inc. for $5.8 million during the three months ended March 31, 2015. There was no cash used for acquisitions during the three months ended March 31, 2016. Our capital expenditures during the three months ended March 31, 2016 were consistent with the three months ended March 31, 2015.

Cash used in financing activities was $9.5 million for the three months ended March 31, 2016 compared to cash provided by financing activities of $24.1 million for the three months ended March 31, 2015.  The change is primarily related to $25.0 million in borrowings on our previous revolving credit facility during the three months ended March 31, 2015 compared to a $1.0 million net repayment on our 2015 facility during the three months ended March 31, 2016. In addition, during the three months ended March 31, 2016 we paid $4.4 million in deferred loan costs related to the debt exchange transactions. We also repaid $1.4 million on our 2015 term loan during the three months ended March 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Compensation-Stock Compensation topic. This update simplifies several aspects of accounting for stock compensation including accounting for income taxes, classification of awards as liabilities or equity, forfeitures and classification on the statement of cash flows. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with adjustments reflected as of the beginning of the fiscal year of adoption. The various aspects of this guidance require prospective, retrospective, or modified retrospective application. We are currently evaluating the impact of this guidance on our financial statements.

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

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes and our 2023 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes and 2023 notes would not be affected by an increase in market interest rates. Borrowings under the 2015 facility and the 2015 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At March 31, 2016, a 1.0% increase in interest rates would result in approximately $0.6 million in additional interest expense annually as we had $59.0 million in outstanding borrowings under the 2015 facility. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At March 31, 2016, a 1.0% increase in interest rates on the 2015 term loan would result in approximately $3.8 million in additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2016, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	—	—	—	—
February 1, 2016 — February 29, 2016	159,127	$6.59	—	—
March 1, 2016 — March 31, 2016	—	—	—	—
Total	159,127	$6.59	—	—

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

The disclosure below relates solely to activities conducted by SAMIH and its affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities.  Neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program.  The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first quarter of 2016. Revenue generated by Santander UK on these accounts in the first quarter of 2016 was £3.67, whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, holds a mortgage with Santander UK that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage, although Santander UK continues to receive repayment instalments. In the first quarter of 2016, total revenue generated by Santander UK in connection with the mortgage was £201.22, whilst net profits were negligible relative to the overall profits of Banco Santander, S.A. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander ISA Managers Limited. The funds within both accounts are invested in the same portfolio fund. The accounts have remained frozen during the first quarter of 2016. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in the first quarter of 2016 generated by Santander UK in connection with the investment accounts was £4.89, whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

(c) A U.K. national designated by the U.S. under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first quarter of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

(d) In addition, during the first quarter of 2016, Santander UK has identified an OFAC match on a power of attorney account.  A party listed on the account is currently designated by the U.S. under the SDGT and IFSR sanctions programs. During the first quarter of 2016, related revenue generated by Santander UK was £73.81, whilst net profits in the first quarter of 2016 were negligible relative to the overall profits of Banco Santander, S.A.

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

National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.5

Supplemental Indenture to the Indenture dated as of July 31, 2015, dated as of July 31, 2015, among the Company, the Guaranteeing Subsidiaries (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

10.1

Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2016, File Number 0-51357).

10.2*	2016 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and M. Chad Crow as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 6, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the Notes to Condensed Consolidated Financial Statements.

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

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

May 6, 2016

/s/ M. CHAD CROW
M. Chad Crow
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

May 6, 2016

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 6, 2016