Form 10-Q
period 2016-06-30
Builders FirstSource, Inc.
filed 2016-08-05
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 2, 2016 was 110,866,674.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,677,300	$461,521	$3,074,415	$832,507
Cost of sales	1,258,969	350,907	2,306,335	638,160
Gross margin	418,331	110,614	768,080	194,347
Selling, general and administrative expenses	341,909	94,664	668,878	177,664
Income from operations	76,422	15,950	99,202	16,683
Interest expense, net	42,802	12,573	78,027	20,180
Income (loss) from continuing operations before income taxes	33,620	3,377	21,175	(3,497)
Income tax expense (benefit)	4,179	(199)	8,714	(3)
Net Income (loss)	$29,441	$3,576	$12,461	$(3,494)
Comprehensive Income (loss)	$29,441	$3,576	$12,461	$(3,494)
Net income (loss) per share:
Basic	$0.27	$0.04	$0.11	$(0.04)
Diluted	$0.26	$0.03	$0.11	$(0.04)
Weighted average common shares:
Basic	110,339	99,163	110,133	98,677
Diluted	113,504	102,978	112,922	98,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,192	$65,063
Accounts receivable, less allowance of $9,683 and $8,049 at June 30, 2016 and December 31, 2015, respectively	667,905	528,544
Other receivables	37,583	57,778
Inventories, net	578,776	513,045
Other current assets	28,429	29,899
Total current assets	1,318,885	1,194,329
Property, plant and equipment, net	698,969	734,329
Assets held for sale	9,063	5,585
Goodwill	740,411	739,625
Intangible assets, net	174,908	189,604
Other assets, net	22,954	18,566
Total assets	$2,965,190	$2,882,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$39,458	$46,833
Accounts payable	482,629	365,347
Accrued liabilities	246,564	293,905
Current maturities of long-term debt and lease obligations	28,540	29,153
Total current liabilities	797,191	735,238
Long-term debt and lease obligations, net of current maturities, debt discount and deferred loan costs	1,909,823	1,922,518
Other long-term liabilities	89,055	75,087
Total liabilities	2,796,069	2,732,843
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 110,839 and 109,726 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,108	1,097
Additional paid-in capital	519,256	511,802
Accumulated deficit	(351,243)	(363,704)
Total stockholders' equity	169,121	149,195
Total liabilities and stockholders' equity	$2,965,190	$2,882,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2016	2015
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$12,461	$(3,494)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,349	6,782
Asset impairments	1,357	—
Amortization of deferred loan costs	3,721	1,232
Amortization of debt discount	363	—
Gain on extinguishment of debt	(7,065)	—
Accretion of lease finance obligation	456	—
Fair value adjustment of stock warrants	—	4,563
Deferred income taxes	6,650	28
Bad debt expense	(87)	161
Stock compensation expense	5,127	3,369
Net gain on sale of assets	(361)	(114)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(124,728)	(37,194)
Inventories	(67,472)	(6,976)
Other current assets	3,448	2,942
Other assets and liabilities	3,207	1,046
Accounts payable and checks outstanding	111,741	34,471
Accrued liabilities	(43,016)	10,741
Net cash provided by (used in) operating activities	(32,849)	17,557
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,672)	(14,331)
Proceeds from sale of property, plant and equipment	923	180
Cash used for acquisitions, net	(3,970)	(5,797)
Net cash used in investing activities	(25,719)	(19,948)
Cash flows from financing activities:
Borrowings under revolving credit facility	479,000	25,000
Repayments under revolving credit facility	(435,000)	—
Repayments of long-term debt and other loans	(42,189)	(36)
Payments of loan costs	(4,452)	—
Payments of transaction costs	—	(326)
Exercise of stock options	3,430	1,117
Repurchase of common stock	(1,092)	(986)
Net cash provided by (used in) financing activities	(303)	24,769
Net change in cash and cash equivalents	(58,871)	22,378
Cash and cash equivalents at beginning of period	65,063	17,773
Cash and cash equivalents at end of period	$6,192	$40,151

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

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance was originally effective for annual reporting periods beginning after December 15, 2016. However, in July 2015 the FASB approved an optional one year deferral of the effective date to annual reporting periods beginning after December 15, 2017.  As such, this guidance will be effective for us beginning on January 1, 2018. Early adoption is permitted; however, this guidance cannot be adopted earlier than the original effective date. This guidance allows either full retrospective or modified retrospective methods of adoption. Subsequent to issuance of the original update the FASB issued several updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. We are currently evaluating the impact of these updates on our financial statements.

2. Acquisitions

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

We incurred $6.3 million and $11.6 million in costs related to the acquisition of ProBuild during the three and six months ended June 30, 2015, respectively. These costs include due diligence costs and transaction costs to complete the acquisition, and were recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015. We did not incur any acquisition costs related to ProBuild during the three and six months ended June 30, 2016.

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

The operating results of this acquisition have been included in the consolidated statements of operations and comprehensive income (loss) from the acquisition date through June 30, 2016. For the three months ended June 30, 2016, net sales and net income attributable to ProBuild were approximately $1,189.4 million and $54.0 million, respectively. For the six months ended June 30, 2016, net sales and net income attributable to ProBuild were approximately $2,172.1 million and $62.1 million, respectively. Net income attributable to ProBuild does not include an allocation of the additional interest expense incurred by the Company as a result of the ProBuild acquisition financing transactions.

The following table reflects the unaudited pro forma operating results for the Company for the three and six months ended June 30, 2015 which gives effect to the acquisition of ProBuild as if it had occurred on January 1, 2014. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and ProBuild adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition of ProBuild.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(Unaudited pro-forma) (in thousands, except per share amounts)
Net sales	$1,627,840	$2,911,966
Net income (loss)	$25,162	$(22,533)
Basic net income (loss) per share	$0.23	$(0.21)
Diluted net income (loss) per share	$0.22	$(0.21)

Pro forma net income (loss) for the three and six months ended June 30, 2015 reflects adjustments primarily related to depreciation and amortization, the conversion from last-in, first-out to first-in, first out inventory valuation, and interest expense. Pro forma net loss was adjusted to exclude transaction-related expenses of $7.1 million ($6.3 million incurred by the Company and $0.8 million incurred by ProBuild) and $13.4 million ($11.6 million incurred by the Company and $1.8 million incurred by ProBuild) in the three and six months ended June 30, 2015, respectively.

Alaska Truss Acquisition

On May 13, 2016 the Company acquired certain assets and the operations of Alaska Truss Manufacturing, LLC and ATM, LLC (collectively “Alaska Truss”) for cash of $4.0 million and $1.0 million of other consideration, subject to certain adjustments. Of the total consideration, $3.4 million was allocated to tangible assets acquired, primarily property, plant and equipment, $0.8 million was allocated to intangible assets and $0.8 million was allocated to goodwill. These are preliminary allocations and are subject to adjustment.

Based in Chugiak, Alaska, Alaska Truss supplies roof trusses to both residential and commercial contractors throughout the greater Anchorage area. Acquisition costs related to Alaska Truss were not material in the three or six months ended June 30, 2016. Pro forma results of operations are not presented as this acquisition is not material.

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 restricted stock shares included in our calculation of basic EPS for the three months ended June 30, 2015 as we generated net income. There were 13,000 restricted stock shares excluded from our calculation of basic EPS for the six months ended June 30, 2015 as we generated a net loss. There were no outstanding restricted stock shares as of June 30, 2016.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 4.3 million options and 2.2 million restricted stock units (“RSUs”) for the three months and six months ended June 30, 2016. There were no outstanding warrants as of June 30, 2016 as all of the remaining stock warrants were exercised in the second quarter of 2015.

Weighted average shares outstanding have been adjusted for common shares underlying 6.2 million options and 1.5 million RSUs for the three months ended June 30, 2015. Incremental shares attributable to average warrants outstanding during the second quarter of 2015 were not included in the computation of diluted EPS for the three months ended June 30, 2015 as their effect was anti-dilutive. Options to purchase 6.2 million shares of common stock, 1.5 million RSUs, and the incremental shares attributable to average warrants outstanding during the first six months of 2015 were not included in the computation of diluted EPS for the six months ended June 30, 2015 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares for basic EPS	110,339	99,163	110,133	98,677
Dilutive effect of options and RSUs	3,165	3,815	2,789	—
Weighted average shares for diluted EPS	113,504	102,978	112,922	98,677

4. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
2021 notes	$582,596	$350,000
2023 notes	417,608	700,000
2015 facility	104,000	60,000
2015 term loan	595,875	598,625
Lease finance obligations	269,303	280,909
Capital lease obligations	9,480	8,159
	1,978,862	1,997,693
Unamortized debt discount and debt issuance costs	(40,499)	(46,022)
	1,938,363	1,951,671
Less: current maturities of long-term debt and lease obligations	28,540	29,153
Long-term debt and lease obligations, net of current maturities	$1,909,823	$1,922,518

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

The note exchange transactions were considered to be debt extinguishments. As such, we recognized a net gain of $7.8 million which was recorded as an offset to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) in the first quarter of 2016. Of this $7.8 million gain, $14.8 million was attributable to the reduction in outstanding principal which was partially offset by the write-off of $7.0 million of unamortized debt issuance costs associated with the 2023 notes which were extinguished in the exchange transactions.

In connection with issuance of the 2021 notes in the exchange transactions, we incurred $4.9 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the remaining term of the 2021 notes using the effective interest method.

Note Redemption Transaction

In May 2016 the Company exercised its contractual right to redeem $35.0 million in aggregate principal amount of 2021 notes at a price of 103.0%, plus accrued and unpaid interest. The redemption transaction was considered to be a debt extinguishment. As such, we recognized a loss of $1.7 million which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) in the second quarter of 2016. Of this $1.7 million loss, $1.0 million was attributable to the payment of the redemption premium and $0.7 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes.

2015 Facility Borrowings

As of June 30, 2016, we have $104.0 million in borrowings outstanding under our $800.0 million senior secured revolving credit facility (“2015 facility”). During the first six months of 2016, we borrowed $479.0 million, primarily related to the note redemption transaction described above, and repaid $435.0 million at a weighted average interest rate of 2.5%.

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

The table below presents the effect of our derivative financial instrument on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

Derivative Not Designated as Hedging Instrument		Amount of Loss Recognized in Income
	Location of Loss	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Income	2016	2015	2016	2015
Warrants	Interest expense, net	$—	$4,730	$—	$4,563

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

We have elected to report the value of our 2021 notes, 2023 notes, and the $600.0 million term loan credit agreement (“2015 term loan”) at amortized cost. The fair values of the 2021 notes, the 2023 notes and the 2015 term loan at June 30, 2016 were approximately $617.6 million, $458.3 million and $595.1 million, respectively, and were determined using Level 2 inputs based on market prices.

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

Performance and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2016, our board of directors granted 265,000 RSUs to employees under our 2014 Incentive Plan, which vest if the compound annual growth rate of the Company’s total sales in 2018 over 2015 exceeds a composite annual growth rate based on single-family housing starts, multi-family housing starts, and growth in repair and remodeling sales over the same period. Assuming continued employment and if the performance vesting condition is achieved, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $10.96 per share, which was based on the closing stock price on the grant dates.

Market and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2016, our board of directors granted 265,000 RSUs to employees under our 2014 Incentive Plan for which vesting is contingent upon the Company’s total shareholder return exceeding that of the Company’s peer group over a three year measurement period. Assuming continued employment and if the market vesting condition is met, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $7.58 per share, which was determined using the Monte Carlo simulation model using the following weighted average assumptions:

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

6. Income Taxes

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, as well as historical and forecasted financial results, the overall business environment, our industry's historic cyclicality, the reversal of existing deferred tax liabilities, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.  To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded; our effective tax rate may decrease as the valuation allowance is reversed.

We recorded a full valuation allowance in 2008 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2015, we reported a valuation allowance of $136.5 million against our deferred income tax assets, representing a full valuation allowance against our net deferred income tax assets.

Historically weak housing market conditions have contributed to our cumulative loss position for the past several years. As of March 31, 2016, we had a cumulative unadjusted loss for the three year period.  Further, considering the historical ProBuild results on a proforma basis, including debt, we also had a cumulative three year loss position.

In the second quarter of 2016 we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance in 2008. While this is positive evidence, we have concluded as of June 30, 2016 that it remains necessary to record a full valuation allowance against our net federal and some state deferred tax assets based upon our history of losses since establishing the valuation allowance nine years ago. As of June 30, 2016, we are currently projecting taxable income in certain states where we do not have any carryover net operating losses and as such, management determined that there was sufficient positive evidence to conclude that it is more likely than not that the valuation allowance should be reduced for the deferred tax assets related to these states. We continue to evaluate our cumulative income position and income trend, as well as our future projections of sustained profitability. We evaluate whether this profitability is a trend, which may constitute sufficient positive evidence to support a full or partial reversal of our valuation allowance. If this profitability trend continues for the remainder of 2016 and the forecasted future, we anticipate that we may reverse substantially all of our valuation allowance as early as the second half of 2016.

As of December 31, 2015 we had $414.6 million of state operating loss carry-forwards, which included $2.6 million of state tax credit carry-forwards expiring at various dates through 2035. In addition, at December 31, 2015 we also had $281.2 million of federal net operating loss carry-forwards that will expire at various dates through 2035.

We recorded reductions to the valuation allowance of $16.0 million and $10.9 million for the three and six months ended June 30, 2016, respectively against our net deferred tax assets as we generated income during those periods. We recorded a reduction to the valuation allowance of $1.3 million for the three months ended June 30, 2015 against our net deferred tax assets as we generated income during that period. We recorded an increase to the valuation allowance of $1.8 million for the six months ended June 30, 2015 against our net deferred tax assets as we generated a net operating loss during that period. Our effective tax rate was 12.4% and 41.2% for the three and six months ended June 30, 2016, respectively. Our effective tax rate was (5.9%) and 0.1% for the three and six months ended June 30, 2015, respectively.  We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We have used a discrete effective tax rate method to calculate income tax expense for the three and six months ended June 30, 2016 as we determined that due to higher tax expense in 2016, primarily relating to deferred tax expense arising from amortization of goodwill, that even a small level of volatility in projections would result in significant fluctuations in the estimated annualized effective tax rate.

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

8. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across approximately 399 locations operating in 40 states across the United States, which have been reorganized into nine geographical regions following the ProBuild acquisition.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the periods indicated (in thousands):

	Three months ended June 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$325,765	$5,406	$4,608	$12,460
Southeast	364,954	3,180	4,833	11,652
South	430,893	5,938	5,707	18,982
West	523,537	9,798	7,106	28,407
Total reportable segments	1,645,149	24,322	22,254	71,501
All other	32,151	6,236	20,548	(37,881)
Total consolidated	$1,677,300	$30,558	$42,802	$33,620
	Six months ended June 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$583,785	$10,889	$8,758	$15,082
Southeast	676,074	6,414	9,247	17,485
South	840,222	12,146	10,961	33,981
West	909,797	19,517	13,238	26,998
Total reportable segments	3,009,878	48,966	42,204	93,546
All other	64,537	12,383	35,823	(72,371)
Total consolidated	$3,074,415	$61,349	$78,027	$21,175

	Three months ended June 30, 2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$68,424	$284	$857	$4,288
Southeast	193,525	787	3,255	5,078
South	169,226	1,632	2,461	4,568
West	─	─	─	─
Total reportable segments	431,175	2,703	6,573	13,934
All other	30,346	927	6,000	(10,557)
Total consolidated	$461,521	$3,630	$12,573	$3,377
	Six months ended June 30, 2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$111,909	$527	$1,709	$3,637
Southeast	340,994	1,472	6,245	3,382
South	321,957	3,087	4,834	7,222
West	─	─	─	─
Total reportable segments	774,860	5,086	12,788	14,241
All other	57,647	1,696	7,392	(17,738)
Total consolidated	$832,507	$6,782	$20,180	$(3,497)

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Lumber & lumber sheet goods	$557,314	$140,302	$1,016,221	$254,608
Windows, doors & millwork	342,589	137,959	649,380	253,416
Manufactured products	291,110	102,639	531,859	181,480
Gypsum, roofing & insulation	139,769	13,021	251,781	23,408
Siding, metal & concrete products	149,471	11,253	268,395	20,278
Other building products & services	197,047	56,347	356,779	99,317
Net sales	$1,677,300	$461,521	$3,074,415	$832,507

In the above presentation of the Company’s Net sales by product category, prior periods have been revised to reflect a categorization of the Company’s install material sales within the respective product categories. Install labor sales are reflected in the “Other building products & services” category.  The revised presentation of the Company’s prior quarterly periods is as follows (in thousands):

	Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	March 31, 2015
Lumber & lumber sheet goods	$458,907	$446,133	$407,642	$114,306
Windows, doors & millwork	306,791	308,423	276,095	115,457
Manufactured products	240,749	232,762	227,175	78,841
Gypsum, roofing & insulation	112,012	131,213	110,451	10,387
Siding, metal & concrete products	118,924	131,962	112,636	9,025
Other building products & services	159,731	205,362	142,064	42,970
Net Sales	$1,397,114	$1,455,855	$1,276,063	$370,986

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, including ProBuild Holdings LLC (“ProBuild”), as of July 31, 2015, unless otherwise stated or the context otherwise requires.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by both the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 778,000 as of June 30, 2016. However, single-family housing starts remain well below the historical average (from 1959 through 2015) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a recent trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover further in the long term and that the downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

In May 2016, the Company exercised its contractual right to redeem $35.0 million in aggregate principal amount of 2021 notes at a price of 103.0%. This transaction resulted in a $1.7 million loss on debt extinguishment, which increased interest expense in the second quarter of 2016.

These transactions allowed the Company to reduce its long-term debt by approximately $14.8 million and reduce its annual cash interest expense by approximately $11.8 million.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the second quarter of 2016, actual U.S. single-family housing starts were 220,300, a 7.3% increase compared to the second quarter of 2015. U.S. single-family units under construction increased 16.2% during the second quarter of 2016 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, the high demand for skilled construction labor and the slow economic recovery, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 809,000 U.S single family housing starts for 2016, which is an increase of 13.2% from 2015. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the repair and remodel end market to increase approximately 4.7% in 2016 compared to 2015.

Our net sales for the second quarter of 2016 were up 263% over the same period last year largely due to the acquisition of ProBuild. Our gross margin percentage increased by 0.9% during the second quarter of 2016 compared to the second quarter of 2015. Our gross margin percentage increased primarily due to the ProBuild acquisition, as well as improved profitability in our value-added product categories in the second quarter of 2016 compared to the second quarter of 2015. We made significant changes to our business during the downturn that have improved our operating efficiency and allowed us to better leverage our operating costs against changes in net sales. We intend to implement similar changes in ProBuild’s business activities to the extent feasible. Our selling, general and administrative expenses, as a percentage of net sales, were 20.4% in the second quarter of 2016, a 0.1% decrease from 20.5% in the second quarter of 2015. Selling, general and administrative expenses as a percentage of net sales remained consistent primarily due to the ProBuild acquisition and the continuing integration activities.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2016 and 2015, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1%	76.0%	75.0%	76.7%
Gross margin	24.9%	24.0%	25.0%	23.3%
Selling, general and administrative expenses	20.4%	20.5%	21.8%	21.3%
Income from operations	4.5%	3.5%	3.2%	2.0%
Interest expense, net	2.6%	2.7%	2.5%	2.4%
Income tax expense (benefit)	0.2%	(0.0)%	0.3%	(0.0)%
Net income (loss)	1.7%	0.8%	0.4%	(0.4)%

Three Months Ended June 30, 2016 Compared with the Three Months Ended June 30, 2015

Net Sales. Net sales for the three months ended June 30, 2016 were $1,677.3 million, a 263% increase over net sales of $461.5 million for the three months ended June 30, 2015. Net sales increased $1,189.4 million, or approximately 258%, due to the ProBuild acquisition. Excluding the impact of the ProBuild acquisition, we estimate net sales increased $26.4 million, or approximately 6% due to increased volume, which was partially offset by a 1% decrease due to the impact of commodity price deflation on net sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 7.3% and single-family units under construction increased 16.2% in the second quarter of 2016 compared to the second quarter of 2015.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2016		2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$557.3	33.2%	$140.3	30.4%	297.2%
Windows, doors & millwork	342.6	20.4%	138.0	29.9%	148.3%
Manufactured products	291.1	17.4%	102.6	22.2%	183.6%
Gypsum, roofing & insulation	139.8	8.3%	13.0	2.8%	973.4%
Siding, metal & concrete products	149.5	8.9%	11.3	2.4%	1,228.3%
Other building products & services	197.0	11.8%	56.3	12.3%	249.7%
Net sales	$1,677.3	100.0%	$461.5	100.0%	263.4%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer mix across 40 states through the ProBuild acquisition. Excluding ProBuild, net sales increased across all product categories primarily due to increased sales volume.

Gross Margin. Gross margin increased $307.7 million to $418.3 million. Of this increase, $303.1 million is due to the ProBuild acquisition. Excluding ProBuild, gross margin increased $4.6 million. Our gross margin percentage increased to 24.9% in the second quarter of 2016 from 24.0% in the second quarter of 2015, a 0.9% increase. Our gross margin percentage increased primarily due to the ProBuild acquisition, as well as improved profitability in our value-added product categories in the second quarter of 2016 compared to the second quarter of 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $247.2 million, or 261.2%, largely due to the ProBuild acquisition. Our salaries and benefits expense, excluding stock compensation expense, was $224.5 million, an increase of $167.8 million from the second quarter of 2015 primarily due to increased full time equivalent employees following the ProBuild acquisition. Delivery expense increased $34.8 million, office general and administrative expense increased $24.0 million, occupancy expense increased $17.6 million and intangible asset amortization increased $5.2 million. These increases were primarily a result of the ProBuild acquisition, the related integration activities and increased sales volume.

As a percentage of net sales, selling, general and administrative expenses were 20.5% in the second quarter of 2015 compared to 20.4% in the second quarter of 2016. As a percentage of net sales, salaries and benefits expense, excluding stock compensation expense, increased 1.1%, intangible asset amortization expense increased 0.2% and occupancy expense increased 0.1%. These increases were partially offset by a 0.9% decrease in office general and administrative expense and a 0.2% decrease in delivery expense. The increase in selling, general and administrative expenses, as a percentage of net sales, was primarily due to the factors discussed above.

Interest Expense, Net. Interest expense was $42.8 million in the second quarter of 2016, an increase of $30.2 million from the second quarter of 2015. Of the $30.2 million increase, $26.1 million was attributable to increased interest expense associated with our increased debt balances following the ProBuild acquisition financing, $5.8 million was due to lease finance obligations assumed in the ProBuild acquisition, $2.0 million was related to increased amortization and write-off of debt discount and debt issuance costs and $1.0 million was due to the payment of the redemption premium on the 2021 notes redeemed in the second quarter of 2016. These increases were partially offset by a $4.7 million decrease in interest expense due to non-cash fair value adjustments related to the exercise of all remaining stock warrants in the second quarter of 2015.

Income Tax Expense. We recorded income tax expense of $4.2 million in the second quarter of 2016 compared to an income tax benefit of $0.2 million in the second quarter of 2015. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $16.0 million and $1.3 million in the second quarters of 2016 and 2015, respectively. Absent the valuation allowance, our effective tax rate would have been 41.9% and 33.2% in the second quarters of 2016 and 2015, respectively.

Six Months Ended June 30, 2016 Compared with the Six Months Ended June 30, 2015

Net Sales. Net sales for the six months ended June 30, 2016 were $3,074.4 million, a 269% increase over net sales of $832.5 million for the six months ended June 30, 2015. Net sales increased $2,172.6 million, or approximately 261%, due to recent acquisitions, primarily ProBuild. Excluding the impact of acquisitions, we estimate net sales increased $69.3 million, or approximately 12%, due to increased volume, which was partially offset by a 4% decrease due to the impact of commodity price deflation on net sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 13.1% and single-family units under construction increased 17.0% in the first six months of 2016 compared to the first six months of 2015.

The following table shows net sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2016		2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,016.2	33.1%	$254.6	30.6%	299.1%
Windows, doors & millwork	649.4	21.1%	253.4	30.4%	156.3%
Manufactured products	531.8	17.3%	181.5	21.8%	193.1%
Gypsum, roofing & insulation	251.8	8.2%	23.4	2.8%	975.6%
Siding, metal & concrete products	268.4	8.7%	20.3	2.4%	1,223.6%
Other building products & services	356.8	11.6%	99.3	12.0%	259.2%
Net sales	$3,074.4	100.0%	$832.5	100.0%	269.3%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer mix across 40 states through the ProBuild acquisition. Excluding ProBuild, net sales increased across all product categories primarily due to increased sales volume.

Gross Margin. Gross margin increased $573.7 million to $768.1 million. Of this increase, $554.1 million is due to the ProBuild acquisition. Excluding ProBuild, gross margin increased $19.6 million. Our gross margin percentage increased to 25.0% in the first six months of 2016 from 23.3% in the first six months of 2015, a 1.7% increase. Our gross margin percentage increased primarily due to the ProBuild acquisition, as well as improved profitability in our value-added product categories in the first six months of 2016 compared to the first six months of 2015.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $491.2 million, or 276.5%, largely due to the ProBuild acquisition. Our salaries and benefits expense, excluding stock compensation expense, was $436.2 million, an increase of $331.1 million from the first six months of 2015 primarily due to increased full time equivalent employees following the ProBuild acquisition. Delivery expense increased $68.9 million, office general and administrative expense increased $47.1 million, occupancy expense increased $36.5 million and intangible asset amortization increased $10.7 million. These increases were primarily a result of the ProBuild acquisition, the related integration activities and increased sales volume.

As a percentage of net sales, selling, general and administrative expenses increased from 21.3% in the first six months of 2015 to 21.8% in the first six months of 2016. As a percentage of net sales, salaries and benefits expense, excluding stock compensation expense, increased 1.6%, intangible asset amortization expense increased 0.2% and occupancy expense increased 0.1%. These increases were partially offset by a 0.9% decrease in office general and administrative expense and a 0.2% decrease in delivery expense. The increase in selling, general and administrative expenses, as a percentage of net sales, was primarily due to the factors discussed above.

Interest Expense, Net. Interest expense was $78.0 million in the first six months of 2016, an increase of $57.8 million from the first six months of 2015. Of the $57.8 million increase, $53.8 million was attributable to increased interest expense associated with our increased debt balances following the ProBuild acquisition financing, $11.8 million was due to lease finance obligations assumed in the ProBuild acquisition and $10.5 million was related to non-cash interest expense primarily due to $7.7 million in write offs of debt issuance costs on extinguished debt in the first six months of 2016 as well as increased debt discount and debt issuance cost amortization. These increases were partially offset by a $13.7 million gain on debt extinguishment largely due to a reduction in principal as a result of the debt exchange transactions in the first quarter of 2016 as well as a $4.6 million decrease in interest expense due to non-cash fair value adjustments related to the exercise of all remaining stock warrants in 2015.

Income Tax Expense. We recorded income tax expense of $8.7 million during the six months ended June 30, 2016 compared to an income tax benefit of $0.0 million during the six months ended June 30, 2015. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $10.9 million during the six months ended June 30, 2016 compared to an increase of $1.8 million during the six months ended June 30, 2015. Absent the valuation allowance, our effective tax rate would have been 42.4% and 50.5% for the six months ended June 30, 2016 and 2015, respectively.

Results by Reportable Segment

The following table shows net sales and income (loss) from continuing operations before income taxes by reportable segment (dollars in thousands):

	Three months ended June 30,
	Net sales					Income (loss) before income taxes
	2016	% of net sales	2015	% of net sales	% change	2016	% of net sales	2015	% of net sales	% change
Northeast	$325,765	19.8%	$68,424	15.9%	376.1%	$12,460	3.8%	$4,288	6.3%	190.6%
Southeast	364,954	22.2%	193,525	44.9%	88.6%	11,652	3.2%	5,078	2.6%	129.5%
South	430,893	26.2%	169,226	39.2%	154.6%	18,982	4.4%	4,568	2.7%	315.5%
West	523,537	31.8%	—	—	—	28,407	5.4%	—	—	—
	$1,645,149	100.0%	$431,175	100.0%		$71,501	4.3%	$13,934	3.2%

	Six months ended June 30,
	Net sales					Income (loss) before income taxes
	2016	% of net sales	2015	% of net sales	% change	2016	% of net sales	2015	% of net sales	% change
Northeast	$583,785	19.4%	$111,909	14.4%	421.7%	$15,082	2.6%	$3,637	3.2%	314.7%
Southeast	676,074	22.5%	340,994	44.0%	98.3%	17,485	2.6%	3,382	1.0%	417.0%
South	840,222	27.9%	321,957	41.6%	161.0%	33,981	4.0%	7,222	2.2%	370.5%
West	909,797	30.2%	—	—	—	26,998	3.0%	—	—	—
	$3,009,878	100.0%	$774,860	100.0%		$93,546	3.1%	$14,241	1.8%

As a result of our reorganization following the ProBuild acquisition, we now have four reportable segments based on an aggregation of the geographic regions in which we operate.  We achieved increased net sales and profitability across all our reportable segments, primarily due to the ProBuild acquisition and sales volume increases. According to the U.S. Census Bureau actual single-family housing starts in the second quarter of 2016 increased 10.1% and 22.0% in the South region and Northeast region, respectively. According to the U.S. Census Bureau actual single-family housing starts in the first six months of 2016 increased 13.3% and 28.5% in the South region and Northeast region, respectively. The West reportable segment operations were acquired through the ProBuild acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at June 30, 2016 consist of cash on hand and borrowing availability under our revolving credit facility.

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

The following table shows our borrowing base and excess availability as of June 30, 2016 and December 31, 2015 (in millions):

	As of
	June 30, 2016	December 31, 2015
Accounts Receivable Availability	$484.9	$384.5
Inventory Availability	354.3	314.3
Other Receivables Availability	32.8	27.0
Gross Availability	872.0	725.8
Less:
Agent Reserves	(35.5)	(23.5)
Plus:
Cash in Qualified Accounts	11.8	55.5
Borrowing Base	848.3	757.8
Aggregate Revolving Commitments	800.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	800.0	757.8
Less:
Outstanding Borrowings	(104.0)	(60.0)
Letters of Credit	(85.0)	(79.1)
Net Excess Borrowing Availability on Revolving Facility	$611.0	$618.7

As of June 30, 2016 we had $104.0 million in outstanding borrowings under our 2015 facility and our net excess borrowing availability was $611.0 million after being reduced by outstanding letters of credit of approximately $85.0 million. Excess availability must equal or exceed a minimum specified amount, currently $80.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2016.

Liquidity

Our liquidity at June 30, 2016 was $617.2 million, which consists of net borrowing availability under the 2015 facility and cash on hand.

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

Consolidated Cash Flows

Cash used in operating activities was $32.8 million for the six months ended June 30, 2016 compared to cash provided by operating activities of $17.6 million for the six months ended June 30, 2015.  Our working capital increased $120.0 million in the first six months of 2016 compared to a decrease of $4.0 million in the first six months of 2015. The change in working capital is largely due to the ProBuild acquisition, as well as seasonal increases in receivables and inventory, increased customer demand and a decrease in accrued liabilities. These increases were partially offset by an increase in accounts payable due to increased purchases and increased accounts payable days. Cash interest payments increased $81.4 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The remaining change is due to an increase in cash provided by operations primarily related to increased sales and profitability during the six months ended June 30, 2016 as a result of higher sales volume and the acquisition of ProBuild.

Cash used in investing activities was $25.7 million and $19.9 million for the six months ended June 30, 2016 and 2015, respectively. The change is primarily due to an $8.3 million increase in capital expenditures during the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The increase in capital expenditures is primarily due to facility relocation, improvements to existing facilities and the purchase of machinery and equipment to support sales growth. Cash used in acquisitions was $4.0 million and $5.8 million during the six months ended June 30, 2016 and 2015, respectively.

Cash used in financing activities was $0.3 million for the six months ended June 30, 2016 compared to cash provided by financing activities of $24.8 million for the six months ended June 30, 2015.  Cash used in financing activities for the six months ended June 30, 2016 is primarily due to $42.2 million in repayments of long-term debt and $4.5 million in payments of deferred loan costs, which were mostly offset by $44.0 million in net borrowings on our 2015 facility. Cash provided by financing activities for the six months ended June 30, 2015 was primarily due to $25.0 million in borrowings on our previous revolving credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2021 notes and our 2023 notes bear interest at a fixed rate, therefore, our interest expense related to the 2021 notes and 2023 notes would not be affected by an increase in market interest rates. Borrowings under the 2015 facility and the 2015 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At June 30, 2016, a 1.0% increase in interest rates would result in approximately $1.0 million in additional interest expense annually as we had $104.0 million in outstanding borrowings under the 2015 facility. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At June 30, 2016, a 1.0% increase in interest rates on the 2015 term loan would result in approximately $3.8 million in additional interest expense annually.

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

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2016, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 31, 2015, the Company acquired all of the operating affiliates of ProBuild Holdings, LLC (“ProBuild”). The Company continues to evaluate processes, information technology systems and other components of internal controls over financial reporting (“ICFR”) as part of its ongoing integration activities and has concluded that ProBuild will be subject to the Company’s 2016 ICFR assessment.

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

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the second quarter of fiscal year 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2016 — April 30, 2016	3,647	$11.98	—	—
May 1, 2016 — May 31, 2016	—	—	—	—
June 1, 2016 — June 30, 2016	—	—	—	—
Total	3,647	$11.98	—	—

The shares presented in the above table represent stock tendered in order to meet minimum withholding tax requirements for restricted stock shares vested.

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

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially owned more than 10% of our outstanding common stock and were members of our board of directors during the quarter and (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us.  However, this statement is not meant to be an admission that common control exists.

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

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in its next annual or quarterly SEC report that:

(a) Santander UK plc (“Santander UK”) holds two frozen savings accounts and two frozen current accounts for three customers resident in the United Kingdom (“U.K.”) who are currently designated by the United States (“U.S.”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program.  The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant through the first half of 2016. Revenue generated by Santander UK on these accounts in the first half of 2016 was £7.31 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.

(b) An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations (“IFSR”) and the Weapons of Mass Destruction Proliferators Sanctions Regulations, held a mortgage with Santander UK that was issued prior to any such designation. The mortgage account was redeemed and closed on April 13, 2016. No further drawdown has been made (or would be allowed) under this mortgage although Santander UK continued to receive repayment instalments prior to redemption. In the first half of 2016, total revenue generated by Santander UK in connection with the mortgage was £434.64 whilst net profits were negligible relative to the overall profits of Banco Santander SA. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also held two investment accounts with Santander ISA Managers Limited. The funds within both accounts were invested in the same portfolio fund. The accounts remained frozen until the investments were closed on May 12, 2016 and checks issued to customer on May 13, 2016. Total revenue in the first half of 2016 generated by Santander UK in connection with the investment accounts was £7.60 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.

(c) A U.K. national designated by the U.S. under the SDGT sanctions program holds a Santander UK current account. The account remained in arrears through the first half of 2016 (£1,344.01 in debit) and is currently being managed by Santander UK Collections & Recoveries department.

(d) In addition, during the first half of 2016, Santander UK has identified an OFAC match on a power of attorney account.  A party listed on the account is currently designated by the U.S. under the SDGT and IFSR sanctions programs. During the first half of 2016, related revenue generated by Santander UK was £129.21 whilst net profits in the first half of 2016 were negligible relative to the overall profits of Banco Santander SA.

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

National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.5

Supplemental Indenture to the Indenture dated as of July 31, 2015, dated as of July 31, 2015, among the Company, the Guaranteeing Subsidiaries (as defined therein) and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

10.1

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 5, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015  and (iv) the Notes to Condensed Consolidated Financial Statements.

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

August 5, 2016

/s/ M. CHAD CROW
M. Chad Crow
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

August 5, 2016

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 5, 2016