Form 10-Q
period 2016-09-30
Builders FirstSource, Inc.
filed 2016-11-04
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 1, 2016 was 111,538,162.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,745,958	$1,276,063	$4,820,372	$2,108,570
Cost of sales	1,308,864	951,289	3,615,199	1,589,449
Gross margin	437,094	324,774	1,205,173	519,121
Selling, general and administrative expenses	350,837	286,533	1,019,715	464,197
Income from operations	86,257	38,241	185,458	54,924
Interest expense, net	92,290	46,005	170,316	66,185
Income (loss) from continuing operations before income taxes	(6,033)	(7,764)	15,142	(11,261)
Income tax expense (benefit)	(131,502)	993	(122,788)	990
Net Income (loss)	$125,469	$(8,757)	$137,930	$(12,251)
Comprehensive Income (loss)	$125,469	$(8,757)	$137,930	$(12,251)
Net income (loss) per share:
Basic	$1.13	$(0.08)	$1.25	$(0.12)
Diluted	$1.10	$(0.08)	$1.22	$(0.12)
Weighted average common shares:
Basic	111,187	105,856	110,487	101,096
Diluted	114,273	105,856	113,393	101,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,850	$65,063
Accounts receivable, less allowances of $10,923 and $8,049 at September 30, 2016 and December 31, 2015, respectively	677,171	528,544
Other receivables	47,904	57,778
Inventories, net	570,582	513,045
Other current assets	29,476	29,899
Total current assets	1,330,983	1,194,329
Property, plant and equipment, net	669,683	734,329
Assets held for sale	7,488	5,585
Goodwill	740,411	739,625
Intangible assets, net	167,883	189,604
Deferred income taxes	115,320	2,035
Other assets, net	20,535	16,531
Total assets	$3,052,303	$2,882,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$40,688	$46,833
Accounts payable	446,581	365,347
Accrued liabilities	254,267	293,905
Current maturities of long-term debt and lease obligations	18,985	29,153
Total current liabilities	760,521	735,238
Long-term debt and lease obligations, net of current maturities, debt discount and debt issuance costs	1,924,817	1,922,518
Other long-term liabilities	66,651	75,087
Total liabilities	2,751,989	2,732,843
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 111,538 and 109,726 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,115	1,097
Additional paid-in capital	524,973	511,802
Accumulated deficit	(225,774)	(363,704)
Total stockholders' equity	300,314	149,195
Total liabilities and stockholders' equity	$3,052,303	$2,882,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2016	2015
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$137,930	$(12,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	86,901	30,635
Asset impairments	1,905	1,438
Amortization of deferred loan costs	5,414	16,751
Amortization of debt discount	526	120
Loss on extinguishment of debt	11,736	—
Payment of original issue discount	(1,259)	—
Accretion of lease finance obligation	714	—
Fair value adjustment of stock warrants	—	4,563
Deferred income taxes	(124,787)	396
Bad debt expense	35	797
Stock compensation expense	7,734	4,972
Net gain on sale of assets	(5,159)	(587)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(144,342)	(30,513)
Inventories	(62,005)	31,615
Other current assets	423	(2,255)
Other assets and liabilities	3,323	2,227
Accounts payable and checks outstanding	77,939	32,380
Accrued liabilities	(35,115)	38,481
Net cash provided by (used in) operating activities	(38,087)	118,769
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,127)	(28,313)
Proceeds from sale of property, plant and equipment	2,816	2,409
Cash used for acquisitions, net	(3,970)	(1,465,117)
Net cash used in investing activities	(35,281)	(1,491,021)
Cash flows from financing activities:
Borrowings under revolving credit facility	707,000	320,000
Repayments under revolving credit facility	(678,000)	(215,000)
Proceeds from issuance of notes	750,000	700,000
Proceeds from term loan	—	594,000
Repayments of long-term debt and other loans	(755,095)	(1,365)
Payments of loan costs	(15,205)	(56,632)
Proceeds from public offering of common stock, net of issuance costs	—	111,315
Exercise of stock options	6,547	4,332
Repurchase of common stock	(1,092)	(986)
Net cash provided by financing activities	14,155	1,455,664
Net change in cash and cash equivalents	(59,213)	83,412
Cash and cash equivalents at beginning of period	65,063	17,773
Cash and cash equivalents at end of period	$5,850	$101,185

Supplemental disclosure of non-cash activities

For the nine months ended September 30, 2016 and 2015 the Company retired assets subject to lease finance obligations of $34.4 million and $1.4 million and extinguished the related lease finance obligation of $39.4 million and $1.5 million, respectively.

The company purchased equipment which was financed through capital lease obligations of $8.0 million and $0.7 million in the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers.  Following our acquisition of ProBuild Holdings LLC (“ProBuild”) in July 2015, the company operates 400 locations in 40 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries (including ProBuild as of July 31, 2015), unless otherwise stated or the context otherwise requires.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Statement of Cash Flows topic. This update clarifies the classification of certain transactions in the statement of cash flows. This update requires application using a retrospective transition method. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments in this update are adopted in the same period. We are currently evaluating the impact of this guidance on our financial statements.

In March 2016, the FASB issued an update to the existing guidance under the Compensation-Stock Compensation topic. This update simplifies several aspects of accounting for stock compensation including accounting for income taxes, classification of awards as liabilities or equity, forfeitures and classification on the statement of cash flows. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with adjustments reflected as of the beginning of the fiscal year of adoption. The various aspects of this guidance require prospective, retrospective, or modified retrospective application. We are currently evaluating the impact of this guidance on our financial statements.

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

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance was originally effective for annual reporting periods beginning after December 15, 2016. However, in July 2015 the FASB approved an optional one year deferral of the effective date to annual reporting periods beginning after December 15, 2017.  As such, this guidance will be effective for us beginning on January 1, 2018. Early adoption is permitted; however, this guidance cannot be adopted earlier than the original effective date. This guidance allows either full retrospective or modified retrospective methods of adoption. Subsequent to issuance of the original update the FASB issued several updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. While we are still evaluating the impact of these updates on our financial statements, we anticipate this guidance will primarily impact our contracts with service elements and certain classifications within the statement of operations.

2. Acquisitions

ProBuild Acquisition

On July 31, 2015, we acquired all of the operating affiliates of ProBuild through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded by the net proceeds received from concurrent financing transactions. Previously headquartered in Denver, Colorado, ProBuild is one of the nation’s largest professional building materials suppliers. As a result of the ProBuild acquisition, the Company has a greater diversification of products and services and a significantly expanded geographic footprint.

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

We incurred $8.8 million and $20.3 million in costs related to the acquisition of ProBuild during the three and nine months ended September 30, 2015, respectively. These costs include due diligence costs and transaction costs to complete the acquisition, and were recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015. We did not incur any acquisition costs related to ProBuild during the three and nine months ended September 30, 2016.

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

The operating results of this acquisition have been included in the consolidated statements of operations and comprehensive income (loss) from the acquisition date through September 30, 2016. For the three months ended September 30, 2016, net sales and net income attributable to ProBuild were approximately $1,256.9 million and $69.3 million, respectively. For the nine months ended September 30, 2016, net sales and net income attributable to ProBuild were approximately $3,429.0 million and $131.4 million, respectively. Net sales and net income attributable to ProBuild were $811.9 million and $24.8 million, respectively, for the period of August 1, 2015 through September 30, 2015. Net income attributable to ProBuild does not include an allocation of the additional interest expense incurred by the Company as a result of the ProBuild acquisition financing transactions.

The following table reflects the unaudited pro forma operating results for the Company for the three and nine months ended September 30, 2015 which gives effect to the acquisition of ProBuild as if it had occurred on January 1, 2014. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and ProBuild adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the acquisition of ProBuild.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(Unaudited pro-forma) (in thousands, except per share amounts)
Net sales	$1,698,971	$4,610,937
Net income (loss)	$22,449	$(84)
Basic net income (loss) per share	$0.21	$(0.00)
Diluted net income (loss) per share	$0.20	$(0.00)

Pro forma net income (loss) for the three and nine months ended September 30, 2015 reflects adjustments primarily related to depreciation and amortization, the conversion from last-in, first-out to first-in, first out inventory valuation, and interest expense. Pro forma net income (loss) was adjusted to exclude transaction-related expenses of $33.3 million ($22.8 million incurred by the Company and $10.5 million incurred by ProBuild) and $46.7 million ($34.4 million incurred by the Company and $12.3 million incurred by ProBuild) in the three and nine months ended September 30, 2015, respectively.

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

Based in Chugiak, Alaska, Alaska Truss supplies roof trusses to both residential and commercial contractors throughout the greater Anchorage area. Acquisition costs related to Alaska Truss were not material in the three or nine months ended September 30, 2016. Pro forma results of operations are not presented as this acquisition is not material.

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

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 restricted stock shares excluded from our calculation of basic EPS for the three and nine months ended September 30, 2015 as we generated a net loss. There were no outstanding restricted stock shares as of September 30, 2016.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 3.5 million options and 2.1 million restricted stock units (“RSUs”) for the three months and nine months ended September 30, 2016. There were no outstanding warrants as of September 30, 2016 as all of the remaining stock warrants were exercised in the second quarter of 2015.

For the purpose of computing diluted EPS, options to purchase 5.5 million shares of common stock and 1.5 million RSUs were not included in the computations of diluted EPS for the three and nine months ended September 30, 2015 because their effect was anti-dilutive. Incremental shares attributable to average warrants outstanding during the nine months ended September 30, 2015 were not included in the computation of diluted EPS for the nine months ended September 30, 2015 as their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares for basic EPS	111,187	105,856	110,487	101,096
Dilutive effect of options and RSUs	3,086	—	2,906	—
Weighted average shares for diluted EPS	114,273	105,856	113,393	101,096

4. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
2021 notes	$—	$350,000
2023 notes	417,608	700,000
2024 notes	750,000	—
2015 facility	89,000	60,000
2015 term loan	468,825	598,625
Lease finance obligations	241,364	280,909
Capital lease obligations	8,246	8,159
	1,975,043	1,997,693
Unamortized debt discount and debt issuance costs	(31,241)	(46,022)
	1,943,802	1,951,671
Less: current maturities of long-term debt and lease obligations	18,985	29,153
Long-term debt and lease obligations, net of current maturities	$1,924,817	$1,922,518

2016 Debt Transactions

During the nine months ended September 30, 2016, the Company executed several debt transactions which are described in more detail below. These transactions include two debt exchanges, complete extinguishment of our 7.625% senior secured notes due 2021 (“2021 notes”), as well as repricing and partially repaying our $600.0 million term loan facility due 2022 (“2015 term loan”).  These transactions have extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

Note Exchange Transactions

On February 12, 2016, we completed separate privately negotiated note exchange transactions in which $218.6 million in aggregate principal amount of our 10.75% senior unsecured notes due 2023 (“2023 notes”) was exchanged for $207.6 million in aggregate principal amount of our previously outstanding 2021 notes. On February 29, 2016, we completed additional separate privately negotiated note exchange transactions in which $63.8 million in aggregate principal amount of our 2023 notes was exchanged for $60.0 million in aggregate principal amount of our previously outstanding 2021 notes.

The note exchange transactions were considered to be debt extinguishments. As such, we recognized a net gain of $7.8 million which was recorded as an offset to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016. Of this $7.8 million gain, $14.8 million was attributable to the reduction in outstanding principal which was partially offset by the write-off of $7.0 million of unamortized debt issuance costs associated with the 2023 notes which were extinguished in the exchange transactions.

In connection with issuance of the 2021 notes in the exchange transactions, we incurred $4.9 million of various third-party fees and expenses. These costs were previously recorded as a reduction to long-term debt and were subsequently written off to interest expense in the third quarter of 2016 in connection with the extinguishment of the 2021 notes as described in the “2016 Refinancing Transactions” section below.

Note Redemption Transaction

In May 2016, the Company exercised its contractual right to redeem $35.0 million in aggregate principal amount of 2021 notes at a price of 103.0%, plus accrued and unpaid interest. The redemption transaction was considered to be a debt extinguishment. As such, we recognized a loss of $1.7 million which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2016. Of this $1.7 million loss, $1.0 million was attributable to the payment of the redemption premium and $0.7 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes.

2016 Refinancing Transactions

In August 2016, we completed a private offering of $750.0 million in aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) at an issue price equal to 100% of their face value. At the same time the Company also repriced its 2015 term loan. This repricing lowered the applicable margin to 3.75% in the case of Eurodollar loans and 2.75% in the case of base rate loans. This reduction represents a 1.25% decrease in the applicable margin for both Eurodollar and base rate loans. In connection with the repricing, the mandatory quarterly principal repayments were reduced from $1.375 million to $1.175 million. All other material terms of the 2015 term loan remain unchanged.

The proceeds from the issuance of the 2024 notes were used, together with cash on hand and borrowings on the $800.0 million senior secured revolving credit facility due 2020 (“2015 facility”), to fully redeem the $582.6 million in aggregate outstanding principal amount of 2021 notes, to pay down $125.9 million of the 2015 term loan and to pay related transaction fees and expenses.

The redemption of the 2021 notes was considered to be a debt extinguishment. As such, we recognized a loss of $43.9 million which was recorded as a component of interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016. Of this $43.9 million loss, $33.3 million was attributable to the payment of the redemption premium and $10.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes. In addition, in connection with the repricing and pay down of the 2015 term loan we recognized $8.2 million in interest expense in the third quarter of 2016 related to the write-off of unamortized debt discount and debt issuance costs.

In connection with the issuance of the 2024 notes and the 2015 term loan repricing, we incurred approximately $12.0 million of various third-party fees and expenses. Of these costs $10.5 million were allocated to the 2024 notes and have been recorded as a reduction to long-term debt. These costs will be amortized over the contractual life of the 2024 notes using the effective interest method. The remaining $1.5 million in costs incurred were allocated to the 2015 term loan. Of this $1.5 million, $1.2 million was recorded to interest expense in the third quarter of 2016. The remaining $0.3 million of new third-party costs together with $10.9 million in remaining unamortized debt discount and debt issuance costs have been recorded as a reduction of long-term debt and will be amortized over the remaining contractual life of the 2015 term loan using the effective interest method.

Senior Secured Notes due 2024

As of September 30, 2016 we have $750.0 million outstanding in aggregate principal amount of the 2024 notes which mature on September 1, 2024. Interest accrues on the 2024 notes at a rate of 5.625% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2017.

The terms of the 2024 notes are governed by the indenture, dated as of August 22, 2016 (the “Indenture”), among the Company, the guarantors named therein (the “Guarantors”) and Wilmington Trust, National Association, as trustee (the “Trustee”) and notes collateral agent (the “Notes Collateral Agent”). The 2024 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior secured basis, by certain of our direct and indirect wholly owned subsidiaries. All obligations under the 2024 notes, and the guarantees of those obligations, will be secured by substantially all of the assets of the Company and the Guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute Notes Collateral (as defined below) and a second-priority security interest in such assets that constitute ABL Collateral (as defined below).

“ABL Collateral” includes substantially all presently owned and after-acquired accounts, inventory, rights of an unpaid vendor with respect to inventory, deposit accounts, investment property, cash and cash equivalents, and instruments and chattel paper and general intangibles, books and records and documents related to and proceeds of each of the foregoing. “Notes Collateral” includes all collateral which is not ABL Collateral.

The ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among SunTrust Bank, as agent under the Company’s 2015 facility, the Wilmington Trust, National Association, the Company and the Guarantors, and the Pari Passu Intercreditor Agreement, dated as of July 31, 2015, among Deutsche Bank AG New York Branch, as term collateral agent under the Company’s 2015 term loan, Wilmington Trust, National Association, the Company and the Guarantors, in each case will be joined by the Notes Collateral Agent and together will govern all arrangements in respect of the priority of the security interests in the ABL Collateral and the Notes Collateral among the parties to the Indenture, the 2015 facility and the 2015 term loan. The 2024 notes constitute senior secured obligations of the Company and Guarantors, rank senior in right of payment to all future debt of the Company and Guarantors that is expressly subordinated in right of payment to the 2024 notes, and rank equally in right of payment with all existing and future liabilities of the Company and Guarantors that are not so subordinated, including the 2015 facility.

The Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock; create liens; create restrictions on the Company’s subsidiaries’ ability to make payments to the Company; pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock; make certain investments or certain other restricted payments; guarantee indebtedness; designate unrestricted subsidiaries; sell certain kinds of assets; enter into certain types of transactions with affiliates; and effect mergers and consolidations.

At any time prior to September 1, 2019, the Company may redeem the 2024 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2024 notes plus the “applicable premium” set forth in the Indenture. At any time on or after September 1, 2019, the Company may redeem the 2024 notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. At any time and from time to time during the 36-month period following August 22, 2016 (“the Closing Date”), the Company may redeem up to 10% of the aggregate principal amount of the 2024 notes during each twelve-month period commencing on the Closing Date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2019, the Company may redeem up to 40% of the aggregate principal amount of the 2024 notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 2024 notes may require it to repurchase all or part of their 2024 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

2015 Facility Borrowings

As of September 30, 2016, we have $89.0 million in borrowings outstanding under our $800.0 million senior secured revolving credit facility (“2015 facility”). During the first nine months of 2016, we borrowed $707.0 million, primarily related to the transactions described above, and repaid $678.0 million at a weighted average interest rate of 2.5%.

2015 Term Loan

As of September 30, 2016, we have $468.8 million in borrowings outstanding under our 2015 facility term loan at a weighted average interest rate of 5.9%. During the first nine months of 2016 we repaid $129.8 million of the 2015 term loan.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2016.

Fair Value

As of September 30, 2016 and December 31, 2015 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2023 notes, 2024 notes, and 2015 term loan at amortized cost. The fair values of the 2023 notes, the 2024 notes and the 2015 term loan at September 30, 2016 were approximately $541.2 million, $772.5 million and $471.2 million, respectively, and were determined using Level 2 inputs based on market prices.

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

We recorded a full valuation allowance in 2008 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2015, we reported a valuation allowance of $136.5 million against our deferred income tax assets, representing a full valuation allowance against our net deferred income tax assets. Historically weak housing market conditions have contributed to our cumulative loss position for the past several years.  In the second quarter of 2016, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance in 2008. Absent the effect of the Company’s debt refinance transaction, we continued that trend of profitability in the third quarter of 2016. With this positive historical evidence and the projection of future profitability resulting in taxable income, management determined that there was sufficient positive evidence to conclude that it is more likely than not that the valuation allowance should be released against our net federal and some state deferred tax assets, resulting in $128.6 million benefit being recognized in our provision for income taxes for the nine months ended September 30, 2016.

As of September 30, 2016, we have certain states where we are not currently projecting future taxable income levels that would be sufficient to utilize the carryover net operating losses and as such continue to maintain a partial valuation allowance against certain of these state deferred tax assets. We will continue to evaluate our projections of future taxable income related to these states to assess whether it is more likely than not that some or all of these state deferred tax assets will realizable in the future.

We recorded reductions to the valuation allowance of $117.6 million and $128.6 million for the three and nine months ended September 30, 2016, respectively against our net deferred tax assets as we released valuation allowances on our net deferred tax assets as noted above. We recorded net increases to the valuation allowance of $1.1 million and $2.9 million for the three and nine months ended September 30, 2015 against our net deferred tax assets as we generated net operating losses during those periods.  Our effective tax rate was 2,179.7% and (810.9%) for the three and nine months ended September 30, 2016, respectively. Our effective tax rate was (12.8%) and (8.7%) for the three and nine months ended September 30, 2015, respectively.  We have calculated the provision for income taxes during the third quarter interim reporting period by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. We used a discrete effective tax rate method to calculate income tax expense for the first two quarters of 2016.

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

8. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across approximately 400 locations operating in 40 states across the United States, which were reorganized into nine geographical regions following the ProBuild acquisition.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the periods indicated (in thousands):

	Three months ended September 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$328,529	$4,009	$5,058	$10,611
Southeast	356,856	2,665	5,456	9,194
South	456,239	5,174	5,925	19,629
West	564,728	7,790	7,185	30,840
Total reportable segments	1,706,352	19,638	23,624	70,274
All other	39,606	5,914	68,666	(76,307)
Total consolidated	$1,745,958	$25,552	$92,290	$(6,033)
	Nine months ended September 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$912,314	$14,897	$13,817	$25,693
Southeast	1,032,930	9,079	14,703	26,680
South	1,296,461	17,320	16,886	53,610
West	1,474,524	27,308	20,422	57,837
Total reportable segments	4,716,229	68,604	65,828	163,820
All other	104,143	18,297	104,488	(148,678)
Total consolidated	$4,820,372	$86,901	$170,316	$15,142

	Three months ended September 30, 2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$236,757	$1,455	$2,580	$13,543
Southeast	290,407	1,635	4,187	7,454
South	360,138	4,062	3,917	17,084
West	352,496	2,285	2,551	21,247
Total reportable segments	1,239,798	9,437	13,235	59,328
All other	36,265	14,416	32,770	(67,092)
Total consolidated	$1,276,063	$23,853	$46,005	$(7,764)
	Nine months ended September 30, 2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$348,666	$1,981	$4,289	$17,179
Southeast	631,401	3,108	10,433	10,837
South	682,094	7,148	8,751	24,307
West	352,496	2,285	2,550	21,246
Total reportable segments	2,014,657	14,522	26,023	73,569
All other	93,913	16,113	40,162	(84,830)
Total consolidated	$2,108,570	$30,635	$66,185	$(11,261)

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lumber & lumber sheet goods	$588,354	$407,642	$1,604,575	$662,250
Windows, doors & millwork	351,933	276,095	1,001,313	529,511
Manufactured products	307,326	227,175	839,185	408,655
Gypsum, roofing & insulation	147,861	110,451	399,642	133,859
Siding, metal & concrete products	155,026	112,636	423,421	132,914
Other building products & services	195,458	142,064	552,236	241,381
Net sales	$1,745,958	$1,276,063	$4,820,372	$2,108,570

In the above presentation of the Company’s Net sales by product category, prior periods have been revised to reflect a categorization of the Company’s install material sales within the respective product categories. Install labor sales are reflected in the “Other building products & services” category.  The revised presentation of the Company’s prior quarterly periods is as follows (in thousands):

	Three Months Ended
	March 31, 2016	December 31, 2015	June 30, 2015	March 31, 2015
Lumber & lumber sheet goods	$458,907	$446,133	$140,302	$114,306
Windows, doors & millwork	306,791	308,423	137,959	115,457
Manufactured products	240,749	232,762	102,639	78,841
Gypsum, roofing & insulation	112,012	131,213	13,021	10,387
Siding, metal & concrete products	118,924	131,962	11,253	9,025
Other building products & services	159,731	205,362	56,347	42,970
Net Sales	$1,397,114	$1,455,855	$461,521	$370,986

9. Related Party Transactions

Floyd F. Sherman, our chief executive officer, and Brett Milgrim, a member of the Company’s board of directors, serve on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $3.3 million and $3.0 million for the three months ended September 30, 2016 and 2015 respectively. We purchased windows from PGT, Inc. totaling $8.0 million and $6.7 million for the nine months ended September 30, 2016 and 2015 respectively.  We had accounts payable to PGT, Inc. in the amounts of $1.5 million and $1.1 million as of September 30, 2016 and December 31, 2015, respectively.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three and nine months ended September 30, 2016 and 2015.

10. Subsequent Event

In October 2016, we purchased $50.0 million in aggregate principal amount of our 2023 notes pursuant to the terms of a cash tender offer at a price of 117.0% of par value plus accrued and unpaid interest. The purchase of the 2023 notes was funded with cash on hand and borrowings under our 2015 facility. Following this transaction, we have $367.6 million in 2023 notes outstanding and $116.0 million in outstanding borrowings under our 2015 facility.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors.  All forward-looking statements are based upon information available to Builders FirstSource, Inc. on the date this report was submitted.  Builders FirstSource, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy.  Builders FirstSource, Inc. may not succeed in addressing these and other risks. Further information regarding factors that could affect our financial and other results can be found in the risk factors section of Builders FirstSource, Inc.’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission.  Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. Following our acquisition of ProBuild in July 2015, the Company operates 400 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by both the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their housing starts because of lower demand and an excess of home inventory. The housing industry started to strengthen in 2011. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 783,000 as of September 30, 2016. However, single-family housing starts remain well below the historical average (from 1959 through 2015) of 1.0 million per year. Due to the lower levels of housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a recent trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will likely recover further in the long term and that the downturn in the housing industry was likely a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

•

Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be the low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

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

RECENT DEVELOPMENTS

During the nine months ended September 30, 2016 the Company executed several debt transactions which are described in more detail below. These transactions include two debt exchanges, complete extinguishment of our 7.625% senior secured notes due 2021 (“2021 notes”), as well as repricing and partially repaying our $600.0 million term loan facility due 2022 (“2015 term loan”) and the repurchase of $50.0 million in aggregate principal amount of our 2023 notes.  These transactions have extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

On February 12, 2016, we completed separate privately negotiated note exchange transactions in which $218.6 million in outstanding aggregate principal amount of our 10.75% senior unsecured notes due 2023 (“2023 notes”) was exchanged for $207.6 million in aggregate principal amount of our 2021 notes. On February 29, 2016, we completed additional separate privately negotiated note exchange transactions in which $63.8 million in outstanding aggregate principal amount of our 2023 notes was exchanged for $60.0 million in aggregate principal amount of our 2021 notes. The additional 2021 notes were issued under the existing indenture dated as of May 29, 2013. These transactions resulted in a $7.8 million net gain on debt extinguishment, reducing interest expense in the first quarter of 2016.

In May 2016, the Company exercised its contractual right to redeem $35.0 million in aggregate principal amount of 2021 notes at a price of 103.0%. This transaction resulted in a $1.7 million loss on debt extinguishment, which increased interest expense in the second quarter of 2016.

In August 2016, the Company issued $750.0 million in aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) in a private offering. At the same time the Company also repriced its $600.0 million term loan facility (“2015 term loan”). This repricing lowered the margin to 3.75% in the case of Eurodollar loans and 2.75% in the case of base rate loans. This reduction represents a 1.25% decrease in the applicable margin for both Eurodollar and base rate loans. The proceeds from the issuance of the 2024 notes were used, together with cash on hand and borrowings on our $800.0 million senior secured revolving credit facility (“2015 facility”), to fully redeem the $582.6 million in aggregate outstanding principal amount 2021 notes, to pay down $125.9 million of the 2015 term loan and to pay related transaction fees and expenses. We recognized a $43.9 million loss on extinguishment of the 2021 notes and $8.2 million in write off of debt discount and debt issuance costs related to the 2015 term loan repricing as components of interest expense in the third quarter of 2016.

In October 2016, we purchased $50.0 million in aggregate principal amount of our 2023 notes pursuant to the terms of a cash tender offer at a price of 117.0% of par value plus accrued and unpaid interest. The purchase of the 2023 notes was funded with cash on hand and borrowings under our 2015 facility. Following this transaction, we have $367.6 million in 2023 notes outstanding and $116.0 million in outstanding borrowings under our 2015 facility.

The transactions described above will allow the Company to reduce its annual cash interest expense by approximately $34 million going forward.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the third quarter of 2016, actual U.S. single-family housing starts were 207,300, a 2.0% increase compared to the third quarter of 2015. U.S. single-family units under construction increased 9.6% during the third quarter of 2016 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor and the slow economic recovery, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 786,000 U.S single family housing starts for 2016, which is an increase of 9.9% from 2015. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the repair and remodel end market to increase approximately 6.0% in 2016 compared to 2015.

Our net sales for the third quarter of 2016 were up 37% over the same period last year largely due to the acquisition of ProBuild. Our gross margin percentage decreased by 0.5% during the third quarter of 2016 compared to the third quarter of 2015. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the third quarter of 2016 relative to our short-term customer pricing commitments. We continue to invest in our business to improve our operating efficiency, which has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 20.1% in the third quarter of 2016, a 2.4% decrease from 22.5% in the third quarter of 2015. This decrease in selling, general and administrative expenses, as a percentage of net sales, was largely due to the benefit of synergy cost savings. Synergy cost savings were primarily attributable to reduced payroll and benefits expense, as well as decreased delivery costs and location consolidations.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2016 and 2015, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0%	74.5%	75.0%	75.4%
Gross margin	25.0%	25.5%	25.0%	24.6%
Selling, general and administrative expenses	20.1%	22.5%	21.2%	22.0%
Income from operations	4.9%	3.0%	3.8%	2.6%
Interest expense, net	5.3%	3.6%	3.5%	3.1%
Income tax expense (benefit)	(7.5)%	0.1%	(2.6)%	0.1%
Net income (loss)	7.1%	(0.7)%	2.9%	(0.6)%

Three Months Ended September 30, 2016 Compared with the Three Months Ended September 30, 2015

Net Sales. Net sales for the three months ended September 30, 2016 were $1,746.0 million, a 37% increase over net sales of $1,276.1 million for the three months ended September 30, 2015. Net sales increased $445.0 million, or approximately 35%, due to the ProBuild acquisition. Excluding the impact of the ProBuild acquisition, we estimate net sales increased $24.9 million, or approximately 2%, largely due to the impact of commodity price inflation on net sales. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 2.0% and single-family units under construction increased 9.6% in the third quarter of 2016 compared to the third quarter of 2015.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2016		2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$588.4	33.7%	$407.6	32.0%	44.3%
Windows, doors & millwork	351.9	20.2%	276.1	21.6%	27.5%
Manufactured products	307.3	17.6%	227.2	17.8%	35.3%
Gypsum, roofing & insulation	147.9	8.4%	110.5	8.7%	33.9%
Siding, metal & concrete products	155.0	8.9%	112.6	8.8%	37.6%
Other building products & services	195.5	11.2%	142.1	11.1%	37.6%
Net sales	$1,746.0	100.0%	$1,276.1	100.0%	36.8%

We achieved increased net sales across all product categories primarily due to the ProBuild acquisition.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer mix across 40 states through the ProBuild acquisition.

Gross Margin. Gross margin increased $112.3 million to $437.1 million. Of this increase, $109.8 million is due to the ProBuild acquisition. Excluding ProBuild, gross margin increased $2.5 million. Our gross margin percentage decreased to 25.0% in the third quarter of 2016 from 25.5% in the third quarter of 2015, a 0.5% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the third quarter of 2016 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $64.3 million, or 22.4%. Our salaries and benefits expense, excluding stock compensation expense, was $236.1 million, an increase of $54.3 million from the third quarter of 2015 primarily due to increased full time equivalent employees following the ProBuild acquisition. Occupancy expense increased $8.3 million, delivery expense increased $3.8 million and office general and administrative expense increased $3.7 million. These increases were primarily a result of the ProBuild acquisition and the related integration activities. These increases were partially offset by a $4.3 million increase in gain from the sale of assets in the third quarter of 2016 compared to the third quarter of 2015.

As a percentage of net sales, selling, general and administrative expenses decreased to 20.1% in the third quarter 2016 from 22.5% in the third quarter of 2015, largely due to the benefit of synergy cost savings. Synergy cost savings were primarily attributable to reduced payroll and benefits expense, as well as decreased delivery costs and location consolidations. As a percentage of net sales, salaries and benefits expense, excluding stock compensation expense, decreased 0.7%, delivery expense decreased 0.7% and office general and administrative expense decreased 0.6%.

Interest Expense, Net. Interest expense was $92.3 million in the third quarter of 2016, an increase of $46.3 million from the third quarter of 2015. Of the $46.3 million increase, $33.3 million was due to the payment of the redemption premium on the 2021 notes redeemed in the third quarter of 2016, $6.3 million was related to increased amortization and write-off of debt discount and debt issuance costs largely related to our refinancing transactions in the third quarter of 2016, $4.7 was attributable to our 2024 notes which were issued in the third quarter of 2016 and $2.3 million was due to interest expense primarily related to lease obligations assumed in the ProBuild acquisition.

Income Tax Expense. We recorded income tax benefit of $131.5 million in the third quarter of 2016 compared to an income tax expense of $1.0 million in the third quarter of 2015. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $117.6 million in the third quarter of 2016 and a $1.1 million increase in the after tax non-cash valuation allowance on our net deferred tax assets in the third quarter of 2015. Absent the valuation allowance our effective tax rate would have been 53.2% and 1.4% in the third quarters of 2016 and 2015, respectively.

Nine Months Ended September 30, 2016 Compared with the Nine Months Ended September 30, 2015

Net Sales. Net sales for the nine months ended September 30, 2016 were $4,820.4 million, a 129% increase over net sales of $2,108.6 million for the nine months ended September 30, 2015. Net sales increased $2,618.1 million, or approximately 124%, due to recent acquisitions, primarily ProBuild. Excluding the impact of acquisitions, we estimate net sales increased $93.7 million, or approximately 5%, due to increased volume. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 8.6% and single-family units under construction increased 14.1% in the first nine months of 2016 compared to the first nine months of 2015.

The following table shows net sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,604.6	33.2%	$662.3	31.4%	142.3%
Windows, doors & millwork	1,001.3	20.8%	529.5	25.1%	89.1%
Manufactured products	839.2	17.4%	408.6	19.4%	105.4%
Gypsum, roofing & insulation	399.7	8.3%	133.9	6.3%	198.6%
Siding, metal & concrete products	423.4	8.8%	132.9	6.3%	218.6%
Other building products & services	552.2	11.5%	241.4	11.5%	128.8%
Net sales	$4,820.4	100.0%	$2,108.6	100.0%	128.6%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer mix across 40 states through the ProBuild acquisition. Excluding ProBuild, net sales increased across all product categories primarily due to increased sales volume.

Gross Margin. Gross margin increased $686.1 million to $1,205.2 million. Of this increase, $664.0 million is due to the ProBuild acquisition. Excluding ProBuild, gross margin increased $22.1 million. Our gross margin percentage increased to 25.0% in the first nine months of 2016 from 24.6% in the first nine months of 2015, a 0.4% increase. Our gross margin percentage increased primarily due to the ProBuild acquisition, as well as improved profitability in our value-added product categories in the first nine months of 2016 compared to the first nine months of 2015. However, this increase was partially offset by impact of commodity price inflation during the nine months ended September 30, 2016 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $555.5 million, or 119.7%, largely due to the ProBuild acquisition. Our salaries and benefits expense, excluding stock compensation expense, was $672.2 million, an increase of $385.4 million from the first nine months of 2015 primarily due to increased full time equivalent employees following the ProBuild acquisition. Delivery expense increased $72.7 million, office general and administrative expense increased $50.8 million, occupancy expense increased $44.8 million and intangible asset amortization increased $11.6 million. These increases were primarily a result of the ProBuild acquisition, the related integration activities and increased sales volume. These increases were partially offset by a $4.6 million increase in gain from the sale of assets in the first nine months of 2016 compared to the same period one year ago.

As a percentage of net sales, selling, general and administrative expenses decreased to 21.2% in the first nine months of 2016 from 22.0% in the first nine months of 2015 largely due to the benefit of synergy cost savings and an increase in sales volume. Synergy cost savings were primarily attributable to reduced payroll and benefits expense, as well as decreased delivery costs and location consolidations. As a percentage of net sales, office general and administrative expense decreased 0.7% and delivery expense decreased 0.4%. Partially offsetting these decreases, salaries and benefits expense, excluding stock compensation expense increased 0.3%, occupancy expense increased 0.2% and intangible asset amortization increased 0.1%.

Interest Expense, Net. Interest expense was $170.3 million in the nine months ended September 30, 2016, an increase of $104.1 million from the nine months ended September 30, 2015. Of the $104.1 million increase, $58.1 million was attributable to increased interest expense associated with our increased debt balances following the ProBuild acquisition financing and subsequent refinancing transactions, $19.6 million was attributable to losses on debt extinguishment largely due to the payment of redemption premiums on our 2021 notes, $16.8 million was related to increased amortization and write-off of debt discount and debt issuance costs largely due to our refinancing transactions in the nine months ended September 30, 2016 and $14.2 million was due to interest expense primarily related to lease obligations assumed in the ProBuild acquisition. These increases were partially offset by a $4.6 million decrease in interest expense due to non-cash fair value adjustments related to the exercise of all remaining stock warrants in 2015.

Income Tax Expense. We recorded income tax benefit of $122.8 million during the nine months ended September 30, 2016 compared to an income tax expense of $1.0 million during the nine months ended September 30, 2015. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $128.6 million during the nine months ended September 30, 2016 compared to an increase of $2.9 million during the nine months ended September 30, 2015.  Absent the valuation allowance our effective tax rate would have been 38.2% and 16.9% for the nine months ended September 30, 2016 and 2015, respectively.

Results by Reportable Segment

The following table shows net sales and income (loss) from continuing operations before income taxes by reportable segment (dollars in thousands):

	Three months ended September 30,
	Net sales					Income (loss) before income taxes
	2016	% of net sales	2015	% of net sales	% change	2016	% of net sales	2015	% of net sales	% change
Northeast	$328,529	19.3%	$236,757	19.1%	38.8%	$10,611	3.2%	$13,543	5.7%	(21.6)%
Southeast	356,856	20.9%	290,407	23.4%	22.9%	9,194	2.6%	7,454	2.6%	23.3%
South	456,239	26.7%	360,138	29.0%	26.7%	19,629	4.3%	17,084	4.7%	14.9%
West	564,728	33.1%	352,496	28.5%	60.2%	30,840	5.5%	21,247	6.0%	45.2%
	$1,706,352	100.0%	$1,239,798	100.0%		$70,274	4.1%	$59,328	4.8%

	Nine months ended September 30,
	Net sales					Income (loss) before income taxes
	2016	% of net sales	2015	% of net sales	% change	2016	% of net sales	2015	% of net sales	% change
Northeast	$912,314	19.3%	$348,666	17.3%	161.7%	$25,693	2.8%	$17,179	4.9%	49.6%
Southeast	1,032,930	21.9%	631,401	31.3%	63.6%	26,680	2.6%	10,837	1.7%	146.2%
South	1,296,461	27.5%	682,094	33.9%	90.1%	53,610	4.1%	24,307	3.6%	120.6%
West	1,474,524	31.3%	352,496	17.5%	318.3%	57,837	3.9%	21,246	6.0%	172.2%
	$4,716,229	100.0%	$2,014,657	100.0%		$163,820	3.5%	$73,569	3.7%

As a result of our reorganization following the ProBuild acquisition, we have four reportable segments based on an aggregation of the geographic regions in which we operate. Our reportable segments do not necessarily align with any single region as defined by the U.S Census Bureau.

According to the U.S. Census Bureau, actual single-family housing starts in the third quarter of 2016 increased 0.7% and 10.6% in the South region and West region, respectively. Housing starts decreased 7.7% and 0.9% in the Northeast region and Midwest region, respectively. For the third quarter of 2016, we achieved increased net sales across all our reportable segments, primarily due to the ProBuild acquisition. However, our profitability decreased in our Northeast reportable segment largely due to pricing pressures in that segment resulting from decreased housing starts in the Northeast region.

According to the U.S. Census Bureau, actual single-family housing starts in the first nine months of 2016 increased 8.4%, 11.8%, 5.9% and 11.4% in the South region, Northeast region, West region and Midwest region, respectively. For the nine months ended September 30, 2016, we achieved increased net sales and profitability across all our reportable segments, primarily due to the ProBuild acquisition and sales volume increases.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at September 30, 2016 consist of cash on hand and borrowing availability under our revolving credit facility.

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

The following table shows our borrowing base and excess availability as of September 30, 2016 and December 31, 2015 (in millions):

	As of
	September 30, 2016	December 31, 2015
Accounts Receivable Availability	$490.5	$384.5
Inventory Availability	334.1	314.3
Other Receivables Availability	33.4	27.0
Gross Availability	858.0	725.8
Less:
Agent Reserves	(30.2)	(23.5)
Plus:
Cash in Qualified Accounts	19.3	55.5
Borrowing Base	847.1	757.8
Aggregate Revolving Commitments	800.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	800.0	757.8
Less:
Outstanding Borrowings	(89.0)	(60.0)
Letters of Credit	(85.0)	(79.1)
Net Excess Borrowing Availability on Revolving Facility	$626.0	$618.7

As of September 30, 2016 we had $89.0 million in outstanding borrowings under our 2015 facility and our net excess borrowing availability was $626.0 million after being reduced by outstanding letters of credit of approximately $85.0 million. Excess availability must equal or exceed a minimum specified amount, currently $80.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2016.

Liquidity

Our liquidity at September 30, 2016 was $631.9 million, which consists of net borrowing availability under the 2015 facility and cash on hand.

We substantially increased our indebtedness following completion of the ProBuild acquisition in comparison to our indebtedness on a recent historical basis, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2023 notes or 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

Cash used in operating activities was $38.1 million for the nine months ended September 30, 2016 compared to cash provided by operating activities of $118.8 million for the nine months ended September 30, 2015.  Our working capital increased $163.1 million in the first nine months of 2016 compared to a decrease of $69.7 million in the first nine months of 2015. The change in working capital is largely due to the ProBuild acquisition, as well as increases in receivables and inventory, increased customer demand and a decrease in accrued liabilities. These increases were partially offset by an increase in accounts payable due to increased purchases and increased accounts payable days. Cash interest payments increased $151.0 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Cash interest payments for the nine months ended September 30, 2016 includes $34.3 million in redemption premiums paid on our extinguished 2021 notes. The remainder of the increase in cash interest payments is due to increased indebtedness following the ProBuild acquisition in the third quarter of 2015. The remaining change is due to an increase in cash provided by operations primarily related to increased sales and profitability during the nine months ended September 30, 2016 as a result the acquisition of ProBuild and higher sales volume.

Cash used in investing activities was $35.3 million and $1,491.0 million for the nine months ended September 30, 2016 and 2015, respectively. The change is primarily due to $1,459.3 million in cash used for the ProBuild acquisition in 2015. The remaining change is primarily due to an increase in capital expenditures related to facility relocation, improvements to existing facilities and the purchase of machinery and equipment to support sales growth

Cash provided by financing activities was $14.2 million and $1,455.7 million for the nine months ended September 30, 2016 and 2015, respectively. Cash provided by financing activities during the nine months ended September 30, 2016 was primarily due to $750.0 million in proceeds from the 2024 notes issuance and $29.0 million in net borrowings under the 2015 facility. These proceeds were mostly offset by $755.1 million in repayments of long-term debt, largely related to the extinguishment of our 2021 notes and pay down of the 2015 term loan. In addition, we paid $15.2 million of debt issuance costs during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, cash provided by financing activities was primarily due to $700.0 million of proceeds from the issuance of the 2023 notes, $594.0 million of proceeds from the 2015 term loan, $320.0 million of borrowings under the 2015 facility, and $111.3 million of proceeds from the public offering of common stock, net of issuance costs. Slightly offsetting this, we repaid $215.0 million under the revolving credit facilities during the nine months ended September 30, 2015.  We paid $56.6 million of deferred loan costs during the nine months ended September 30, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2023 notes and 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2015 facility and the 2015 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At September 30, 2016, a 1.0% increase in interest rates would result in approximately $0.9 million in additional interest expense annually as we had $89.0 million in outstanding borrowings under the 2015 facility. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At September 30, 2016, a 1.0% increase in interest rates on the 2015 term loan would result in approximately $4.0 million in additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2016, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) None

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On November 4, 2016, the Company announced the appointment of Peter M. Jackson as the Company’s Senior Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Jackson, age 44, was employed by Lennox International, Inc. (“Lennox”), which manufactures and markets a broad range of heating, ventilation, air conditioning, and refrigeration products.  Since July 2014, Mr. Jackson had served as Vice President and CFO of Lennox’s Refrigeration Segment.  From March 2013 to June 2014, he was Vice President, Finance - Financial Planning and Analysis and Mergers and Acquisitions for Lennox.  He also served as Vice President and Chief Financial Officer of Lennox’s Residential Heating and Cooling Segment from 2007 until 2013.  Before joining Lennox, Mr. Jackson served in multiple financial leadership positions at SPX Corporation, General Electric, and Gerber

Scientific.  Mr. Jackson is a certified public accountant and a graduate of General Electric’s Experienced Financial Leadership program.  He holds an M.B.A. degree from Rensselaer Polytechnic Institute and a B.S. from Bryant University.

Pursuant to his offer letter, Mr. Jackson will receive an annual salary of $425,000 and he will be eligible for an annual bonus with a target payout of 75% of his base salary pursuant to the Company’s annual incentive plan.  Under his offer letter, Mr. Jackson is to receive an annual long-term incentive in the form of equity grants with a value of $425,000, which is expected to be granted in February of each year.  The letter also provides that he will receive cash payments of (i) $200,000 within 30 days of his start date and (ii) $150,000 six months after his start date.  Those cash payments will be subject to a 100% claw-back if he voluntarily leaves the Company or is terminated for cause prior to the first anniversary of his start date.  Mr. Jackson will receive an initial grant of restricted stock units valued at $350,000 on his start date.  These shares will vest one year from his start date, assuming he is still employed by the Company on the vesting date.  He will be entitled to participate in all health and dental benefits and insurance programs, life and short- and long-term disability benefits and insurance programs, defined contribution programs, and other group benefits according to Company policy and eligibility guidelines.  At or around the start of his employment with the Company, Mr. Jackson will enter into an employment agreement consistent with the foregoing that is substantially similar to the agreements in place for the Company’s other executive officers, including without limitation non-competition and severance provisions.

Mr. Jackson is not a party to any transaction with any related person required to be disclosed pursuant to Item 404(a) of regulation S-K.

Until Mr. Jackson commences his role as Chief Financial Officer on November 14, 2016, Chad Crow, the Company’s President, Chief Operating Officer, and Chief Financial Officer will continue to serve as the Company’s Chief Financial Officer.  Mr. Crow will resign from that role on November 14, 2016 in order to focus on his duties as President and Chief Operating Officer.

(b) None

Item 6.  Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of May 29, 2013, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust Company, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

4.3

Supplemental Indenture to the Indenture dated as of May 29, 2013, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 7, 2015, File Number 0-51357)

4.4

Indenture, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.5

Supplemental Indenture to the Indenture dated as of July 31, 2015, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.6

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.1

Purchase Agreement, dated as of August 9, 2016, by and among Builders FirstSource, Inc., the guarantors party thereto, and Credit Suisse Securities (USA) LLC for itself and on behalf of several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2016, File Number 0-51357)

10.2

Notes Collateral Agreement, dated as of August 22, 2016, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.3

First Amendment to Credit Agreement, dated as of August 22, 2016, by and among Builders FirstSource, Inc., Deutsche Bank AG New York Branch, as administrative agent and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

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

99.1*	News release reporting leadership changes at Builders FirstSource, Inc., issued by Builders FirstSource, Inc., on November 4, 2016
101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 4, 2016, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015  and (iv) the Notes to Condensed Consolidated Financial Statements.

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

November 4, 2016

/s/ M. CHAD CROW
M. Chad Crow
President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

November 4, 2016

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 4, 2016