Form 10-K
period 2016-12-31
Builders FirstSource, Inc.
filed 2017-03-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $961.1 million based on the closing price per share on that date of $11.25 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 24, 2017 was 112,040,464.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 24, 2017 are incorporated by reference into Part II and Part III of this Form 10-K.

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

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. Following our acquisition of ProBuild in July 2015, the Company operates 400 locations in 40 states across the United States. We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

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

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only five non-specialty building product suppliers in the Pro Segment that generated more than $500 million in sales, according to ProSales magazine’s 2015 ProSales 100 list. We were the largest non-specialty building product supplier on this list.

The residential building products industry is driven by the level of activity in both the U.S. residential new construction market and the U.S. residential repair and remodeling market. Growth within these markets is linked to a number of key factors, including demographic trends, housing demand, interest rates, employment levels, availability of credit, foreclosure rates, consumer confidence, the availability of qualified tradesmen, and the state of the economy in general.

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

•

Turn-key services: Many homebuilders have taken a more limited role in the homebuilding process and have outsourced certain key elements of the construction process, including process management, product selection, order input, scheduling, framing and installation. As such, we believe that many homebuilders are increasingly looking to suppliers in the Pro Segment to perform these critical functions, resulting in greater demand for integrated project services; and

•

Consolidation of suppliers by homebuilders: We believe that homebuilders are increasingly looking to consolidate their supplier base. Many homebuilders are seeking a more strategic relationship with suppliers that are able to offer a broad range of products and services and, as a result, are allocating a greater share of wallet to a select number of larger, full service suppliers. We believe this trend accelerated during the recent downturn and continues in the current housing market recovery.

The homebuilding industry experienced a significant downturn which began in 2006. During the downturn, many homebuilders significantly decreased their housing starts because of lower demand and a surplus of both existing and new home inventory. The weakness in the homebuilding industry resulted in a significant reduction in demand for our products and services. Beginning in late 2011, the industry began to stabilize and housing and remodeling activity has steadily strengthened since then. According to the U.S. Census Bureau, the single-family residential construction market was an estimated $243.4 billion in 2016, which was 4.8% higher than 2015, though still down significantly from the historical high of $413.2 billion in 2006. Further, according to the Home Improvement Research institute (“HIRI”), the professional repair and remodel end market was an estimated $98.1 billion in 2016, which was 6.1% higher than 2015.

During the downturn mortgage financing and commercial credit for smaller homebuilders was severely constrained and continues to slow a recovery in our industry despite some recent improvement. However, we believe there are several meaningful trends that indicate U.S. housing demand will likely continue to recover to levels consistent with the historical average of the past fifty years. These trends include relatively low interest rates, the aging of housing stock, and population growth due to immigration and birthrate exceeding death rate. According to the U.S Census Bureau, U.S. single-family housing starts increased 9.4% in 2016 compared to 2015. A composite of third party sources, including the National Association of Homebuilders (“NAHB”), are predicting that U.S. single-family housing starts will increase to approximately 847,000 in 2017, which would represent an 8.4% increase from 2016 actual U.S. single-family housing starts of 781,500. In addition, the HIRI is forecasting sales in the professional repair and remodel end market to increase approximately 4.2% in 2017 compared to 2016.

OUR CUSTOMERS

We serve a broad customer base in 40 states across the United States. We have a diverse geographic footprint as we have operations in 75 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”),  as ranked by single family housing permits based on 2016 U.S. Census data. In addition, approximately 83% of U.S. housing permits in 2016 were issued in MSAs in which we operate. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2016, our top 10 customers accounted for approximately 16.8% of sales, and no single customer accounted for more than 5% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Pulte Homes, Inc., Lennar Corporation, Hovnanian Enterprises and CalAtlantic Group.

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

Windows, Doors & Millwork. Windows & doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture a portion of the vinyl windows that we distribute in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim and custom features that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance such as periodic caulking and painting.

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

Gypsum, Roofing & Insulation. Gypsum, roofing, and insulation include wallboard, ceilings, joint treatment and finishes.

Siding, Metal, and Concrete. Siding, metal, and concrete includes vinyl, composite, and wood siding, exterior trim, other exteriors, metal studs and cement.

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

We compete in a fragmented marketplace. We believe our integrated approach and scale allow us to compete effectively through our comprehensive product lines, prefabricated components, and value-added services combined with the knowledge of our integrated sales forces to enable our homebuilder customers to complete construction more quickly, with higher quality and at a lower cost. While we expect these benefits to be particularly valuable to our customers in market environments characterized by labor shortages, sourcing challenges or sharply rising demand for new homes, we expect such benefits will also be increasingly valued and demanded by our customers operating under normal market conditions.

MANUFACTURING

Our manufacturing facilities utilize the latest industry leading technology and the highest quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors & millwork.

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

OUR STRATEGY

We intend to build on our strong market positions and increase our sales and profits by pursuing the following strategies:

Utilize our competitive strengths to capitalize on housing market recovery and growth

As the U.S. housing market recovery continues, we intend to increase sales through our scale, product portfolio and structural efficiencies. Our Pro Segment homebuilding customers continue to emphasize the importance of competitive pricing, a broad product portfolio, sales force knowledge, on-site services and overall “ease of use” of their building products suppliers. Our comprehensive product offering, experienced sales force and tenured senior management team position us well to capitalize on strong demand in the new home construction market as well as the repair and remodel segment. Our acquisition of ProBuild further developed the suite of products and services we provide to our customers, in addition to substantially expanding our national footprint. This comprehensive network of products, services and facilities provides a platform which we believe enhances our “one-stop-shop” strategy and more evenly distributes and promotes additional “pull through” of our value added products. We believe that homebuilders will continue to place an increased value on these capabilities, which will further differentiate us from our competitors.

Execute on identified cost saving strategies

Our management has shown the capability to effectively and efficiently integrate newly acquired businesses, ramping up productivity and driving value. Prior to the ProBuild acquisition, we successfully integrated 33 acquisitions since 1998. These integration capabilities should enable us to achieve annual run rate cost savings of $100 to $120 million within two years of the close date of the ProBuild acquisition. We have realized approximately $74 million in 2016 and $10 million in 2015 of the anticipated synergy cost savings. One-time costs to achieve these cost savings is estimated to be $90-$100 million, of which we incurred approximately $28 million and $43 million in 2016 and 2015, respectively. The remainder of these costs are expected to be incurred in 2017.

Maximize our share of wallet with individual customers across our service areas

We believe that Pro Segment customers will continue to consolidate the number of supplier relationships they utilize in the future. As a result, this will create the opportunity to win a greater share of wallet for remaining suppliers. By focusing on and developing our differentiated “one-stop-shop” strategy, which includes broadening our product mix, we will be able to offer a complete array of products and services that would otherwise need to be sourced from various distributors. Additionally, as the largest non-specialty distributor of building products, we will be capable of providing customers with a consistent partner on projects regardless of where they are located. This operational platform often will make us a preferred distributor relationship for large scale national homebuilders while still providing value to local and custom homebuilders looking for assistance with product selection, on-site installation and project management.

Continue to leverage strategic vendor relationships

Our acquisition of ProBuild made us the largest non-specialty distributor in the Pro Segment. We believe we will be able to leverage this size and our strong homebuilder relationships to provide our vendors access to a large customer base. We believe that our size, purchasing power, and strong financial position allows us to negotiate favorable pricing (including back-end rebates), savings in procurement costs and to receive a higher priority with our vendors when product supply is limited. We strive to continually enhance our role as a preferred partner for vendors and our size, strong liquidity position, and access to capital markets is expected to mitigate natural credit concerns. Furthermore, our broad product portfolio includes a variety of higher-margin products, which we believe will enhance our preferred partner status. This preferred status enables us to participate in mutually beneficial joint marketing programs with our vendors. These incremental efficiencies in procurement provide an opportunity to pass on additional value to our customers.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2016, we employed approximately 1,700 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 1,400 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order to shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, plywood, OSB, engineered wood, windows, doors, and millwork. Our largest suppliers are national companies such as Weyerhaeuser Company, Boise Cascade Company, Canfor Corporation, Norbord, Inc., James Hardie Industries plc, National Gypsum Company, PlyGem Holdings, Inc., M I Windows and Doors, Inc., Andersen Corporation,  Masonite International Corporation and JELD-WEN Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized procurement platform for commodity wood products and corporate oversight of purchasing programs we believe we are better able to maximize the advantages of both our and our suppliers’ broad geographic footprints and negotiate purchases across multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on commodity wood products such as OSB and lumber to align portions of our procurement costs with our customer pricing commitments. We balance our OSB and lumber purchases with a mix of contract and spot market purchases to ensure consistent supply of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from approximately 6,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 7% of our total materials purchases for the year ended December 31, 2016, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

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

Our customers primarily consist of professional homebuilders and those that provide construction services to them, with whom we focus on developing strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by (i) delivering a full range of high-quality products on time, and (ii) offering trade credit, competitive pricing, flexibility in transaction processing, and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

EMPLOYEES

At December 31, 2016, we had approximately 14,000 full-time equivalent employees. Approximately 2% of the workforce at our company are members of ten different unions. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary enterprise resource planning (“ERP”) system, which we currently use for approximately half of our operations, is a proprietary system that has been highly customized by our computer programmers. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

We have a customized financial reporting system which consolidates financial, sales and workforce data from our ERP systems and our human resource information system (“HRIS”). This technology platform provides management with robust corporate and location level performance management by leveraging standardized metrics and analytics allowing us to plan, track and report performance and compensation measures.

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

ProBuild maintained multiple ERP systems to manage its operations. We are in the process of integrating the legacy ProBuild information technology systems with ours, which we expect will be a multi-year process. Our initial area of focus has been where we have operations within the same geographic market. Once overlapping markets have been addressed, we will begin integration of the broader geographic footprint of our company.

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

EXECUTIVE OFFICERS

Floyd F. Sherman, Chief Executive Officer and Director, age 77. Mr. Sherman has been our Chief Executive Officer and a director since 2001, when he joined the Company. He served as President of the Company from 2001 until October 2006 and also served from February 2008 until November 2014. Prior to joining the Company, he spent 28 years at Triangle Pacific/Armstrong Flooring, the last nine of which he served as Chairman and Chief Executive Officer. Mr. Sherman is currently a director of PGT, Inc. Mr. Sherman has over 40 years of experience in the building products industry. A native of Kerhonkson, New York and a veteran of the U.S. Army, Mr. Sherman is a graduate of the New York State College of Forestry at Syracuse University. He also holds an M.B.A. degree from Georgia State University.

M. Chad Crow, President and Chief Operating Officer, age 48. Mr. Crow joined the Company in September 1999 as Assistant Controller. He served as Vice President – Controller of the Company from May 2000 and was promoted to Senior Vice President and Chief Financial Officer in November 2009. In November 2014, he was appointed to the position of President, Chief Operating Officer and Chief Financial Officer. Mr. Crow continued in his position as President and Chief Operating Officer when Mr. Jackson joined the Company as Senior Vice President and Chief Financial Officer in November 2016.  Prior to joining the Company, Mr. Crow served in a variety of positions at Pier One Imports. Mr. Crow also has five years of public accounting experience with Price Waterhouse LLP. Mr. Crow is a C.P.A. and received his B.B.A. degree from Texas Tech University.

Donald F. McAleenan, Senior Vice President and General Counsel, age 62. Mr. McAleenan has served as Senior Vice President and General Counsel of the Company since 1998. Prior to joining the Company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President — Operations, age 73. Mr. Tolly has served as Senior Vice President — Operations of the Company since January 25, 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the Company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

Peter M. Jackson, Senior Vice President and Chief Financial Officer, age 45. Mr. Jackson joined the Company on November 4, 2016 as Senior Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Jackson was employed by Lennox International, Inc. (“Lennox”), which manufactures and markets a broad range of heating, ventilation, air conditioning, and refrigeration products.  Since July 2014, Mr. Jackson had served as Vice President and CFO of Lennox’s Refrigeration Segment.  From March 2013 to June 2014, he was Vice President, Finance - Financial Planning and Analysis and Mergers and Acquisitions for Lennox.  He also served as Vice President and Chief Financial Officer of Lennox’s Residential Heating and Cooling Segment from 2007 until 2013.  Before joining Lennox, Mr. Jackson served in multiple financial leadership positions at SPX Corporation, General Electric, and Gerber Scientific.  Mr. Jackson is a certified public accountant and a graduate of General Electric’s Experienced Financial Leadership program.  He holds an M.B.A. degree from Rensselaer Polytechnic Institute and a B.S. from Bryant University.

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

The building products industry is highly dependent on new home and multifamily construction, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels and occupancy, housing demand and the health of the U.S. economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Production of new homes and multifamily buildings may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized builders and sub-contractors, and shortages of suitable building lots and material. The homebuilding industry is currently experiencing a shortage of qualified, trained labor in many areas, including those served by us. In addition, the building industry is subject to various local, state, and federal statutes, ordinances, and regulations concerning zoning, building design and safety, construction, energy and water conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area or in order to maintain certain areas as primarily or exclusively residential. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The homebuilding industry is still recovering from a significant downturn that began in mid-2006 and began to stabilize in late 2011. Housing and remodeling activity has steadily strengthened since then.  In 2016, U.S. homebuilding activity increased to approximately 781,500 single-family starts although it remains well below the historical average (from 1959 through 2016) of approximately 1.0 million single-family starts per year. According to the U.S. Census Bureau, actual U.S. single family housing starts in the U.S. during 2016 were 46.7% lower than in 2006. We believe that the slow recovery of the housing market is due to a variety of factors including: a severe economic recession, followed by a gradual economic recovery; limited credit availability; shortages of suitable building lots in many regions; shortages of experienced labor; rising home prices in many markets resulting in affordability issues for potential buyers; and soft housing demand in certain markets. The downturn in the homebuilding industry resulted in a substantial reduction in demand for our products and services.

During the downturn mortgage financing and commercial credit for smaller homebuilders was severely constrained and continues to slow a recovery in our industry despite some recent improvement. Since the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover until conditions in the economy and the credit markets further improve.

The building supply industry is cyclical and seasonal.

The building products supply industry is subject to cyclical market pressures. Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. Our lumber and lumber sheet goods product category represented 33.5% of total sales for the year ended December 31, 2016. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

Production homebuilders and multi-family builders historically have exerted and will continue to exert significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The housing industry downturn and its aftermath have resulted in significantly increased pricing pressures from production homebuilders and other customers. Over the past few years, these pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among production homebuilders or commercial builders, and changes in production homebuilders’ or commercial builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2016, our debt totaled $1,831.2 million, including $246.0 million of lease finance obligations and capital lease obligations. We also have an $800 million senior secured revolving credit facility (“2015 facility”). As of December 31, 2016, we had $84.8 million of letters of credit outstanding under the 2015 facility. There were no outstanding borrowings under the 2015 facility as of December 31, 2016.  In addition, we have significant obligations under ongoing operating leases that are not reflected on our balance sheet.

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

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;
•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt.
•	limiting our attractiveness as an investment opportunity for potential investors.

In addition, some of our debt instruments, including those governing the 2015 facility, the 2015 term loan, the 10.75% senior unsecured notes due 2023 (“2023 notes”) and the 5.625% senior secured notes due 2024 (“2024 notes”), contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

Our financial condition and operating performance including that of our subsidiaries are also subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations in an effort to meet our debt service and other obligations. The agreements governing the 2015 facility and the 2015 term loan and the indentures governing our 2023 notes and our 2024 notes restrict our ability to dispose of assets and to use the proceeds from such dispositions. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are substantially reliant on cash on hand and borrowing availability under the 2015 facility, which totaled $681.6 million at December 31, 2016, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing industry improves. Our inability to renew, amend or replace the 2015 facility, the 2015 term loan, the 2023 notes or the 2024 notes when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to secure additional financing, financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including the 2015 facility, the 2015 term loan, the 2023 notes and the 2024 notes. The agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2023 notes and the 2024 notes, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, including potential acquisitions, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

We may incur additional indebtedness.

We may incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2023 notes and the 2024 notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.

Our financing arrangements, including the agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2023 notes and the 2024 notes, contain various provisions that limit our ability to, among other things:

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

The agreement governing the 2015 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount. As of December 31, 2016, our excess availability was $667.2 million. We do not anticipate excess availability falling below $80.0 million in 2017.

These provisions may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with the agreements governing the 2015 facility and the 2015 term loan and the indentures governing the 2023 notes and the 2024 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these provisions, including those contained in the 2015 facility and the 2015 term loan and the indentures governing the 2023 notes and the 2024 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

In connection with the ProBuild acquisition, we incurred significant additional indebtedness which could adversely affect us, including by decreasing our business flexibility, and increased our interest expense.

Our consolidated indebtedness as of December 31, 2016 was approximately $1,831.2 million. We substantially increased our indebtedness in connection with the ProBuild acquisition, which has increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions.

The amount of cash required to pay interest on our increased indebtedness level puts greater demands on our cash resources. The increased levels of indebtedness could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the ProBuild acquisition, or if the financial performance of the combined company does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.

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

Interest rates may increase in the future. As a result, interest rates on our 2015 facility and our 2015 term loan could be higher or lower than current levels.  As of December 31, 2016, we had approximately $467.7 million, or 25.5%, of our outstanding debt at variable interest rates.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. At December 31, 2016, a 1.0% increase in interest rates on the 2015 term loan would, subject to the interest rate floor specified in the agreement, result in approximately $3.6 million in additional interest expense annually. At December 31, 2016, a 1.0% increase in interest rates on the 2015 facility would result in no additional interest expense annually as we had no outstanding borrowings. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Concluding the integration of Builders FirstSource and ProBuild may be more difficult, costly or time consuming than expected and the anticipated additional benefits and cost savings of the ProBuild acquisition may not be realized.

We continue to assess additional synergies that we may realize as a consolidated company, the realization of which will depend on a number of factors. The success of the ProBuild acquisition, including expected additional benefits and cost savings, will depend, in part, on our ability to successfully conclude the integration of the two businesses. It is possible that the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the company’s ability to maintain relationships with customers, suppliers, vendors and employees or to achieve the expected additional benefits and cost savings of the ProBuild acquisition. If we experience difficulties concluding the integration process, or if the operating or financial performance of the combined company is less than we expect, we may forfeit some or all of the cost savings achieved to date, and the expected additional benefits and costs savings of the ProBuild acquisition may not be realized fully or at all, or may take longer to realize than expected. The integration planning and implementation process has resulted and will continue to result in significant costs and diversion of management attention and resources. The integration process could have an adverse effect on the combined company for an undetermined period. Further, the actual additional cost savings of the ProBuild acquisition could be less than anticipated.

We are continuing to incur significant costs in connection with the integration of ProBuild and we may not achieve all of the anticipated cost savings.

We have incurred substantial fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs.  At the time of the ProBuild acquisition in July 2015 we estimated these integration-related costs in the range of $90 to $100 million over the two-year period following the closing. Through December 31, 2016, we had incurred approximately $71 million of integration-related costs. The remainder of these costs are expected to be incurred in 2017.  We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the integration of the combined company’s businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 16.8% of our sales for the year ended December 31, 2016. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Due to the relatively weak housing market over the past several years, many of our homebuilder customers substantially reduced their construction activity. Some homebuilder customers exited or severely curtailed building activity in certain of our regions during the downturn and in subsequent years.

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

We are involved in product liability, product warranty, casualty, construction defect, asbestos, vehicle and other claims relating to the products we manufacture and distribute, and services we provide that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we have no direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In the fourth quarter of 2016, the Company has seen an increased occurrence of known and threatened legal claims, primarily related to construction defect type claims. We are also involved in several asbestos personal injury suits due to the alleged sale of asbestos-containing products by legacy businesses that we acquired.  In addition, we are exposed to potential claims arising from the conduct of our respective employees and subcontractors, and builders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, asbestos, vehicle, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings. We cannot assure you that any current or future claims against us will not adversely affect our financial condition, operating results and cash flows.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are leased. Many of our leases are non-cancelable, typically have initial expiration terms ranging from five to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be of the same terms (five to 15 years), will be non-cancelable and will feature similar renewal options. If we close or idle a facility we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations such as subleasing opportunities or negotiated lease terminations. During the period from 2007 through 2016, we closed or idled a number of facilities for which we continue to remain liable. Our obligation to continue making rental payments with respect to leases for closed or idled facilities could have a material adverse effect on our business and results of operations. At the end of a lease term and any renewal period for a leased facility, for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our facility leases, we may close or, if possible, relocate the facility, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated facility may not equal the revenue and profit generated at the former operation.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the 2015 facility, the 2015 term loan, the terms of the indentures governing the 2023 notes and the 2024 notes and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We may be adversely affected by any disruption in our respective information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our ProBuild subsidiary currently maintains multiple ERP systems to manage its operations. We plan to integrate ProBuild’s systems with ours over time and have commenced that process.  We may encounter significant operational disruptions and higher than expected costs in connection with such integration process, which could have a material adverse effect on our financial condition, operating results and cash flows. Our primary ERP system is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon our information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or associated costs will not have a material adverse effect on our financial condition, operating results and cash flows.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems that allow for the secure storage and transmission of customers’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To date, we have not experienced a material breach of cybersecurity. As cyber-attacks become more sophisticated we may be required to incur significant costs to strengthen our systems from outside intrusions and/or maintain insurance coverage related to the threat of such attacks. While we have implemented administrative and technical controls and have taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including credit card, debit card, gift cards, direct debit from a customer’s bank account, consumer invoicing, and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

We may be unable to successfully implement our growth strategy, which includes increasing sales of our prefabricated components and other value-added products, pursuing strategic acquisitions, opening new facilities and reducing our outstanding debt.

Our long-term strategy depends in part on growing our sales of prefabricated components and other value-added products and increasing our market share. If any of these initiatives are not successful, or require extensive investment, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability.

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, reduced operating results during the historically slow economic recovery, our liquidity position, or the requirements of the 2015 facility, the 2015 term loan or the indentures governing the 2023 notes and the 2024 notes, could prevent us from obtaining the capital required to effect new acquisitions or expansions of existing facilities. Our failure to make successful acquisitions or to build or expand needed facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could adversely affect our financial condition, operating results, and cash flows A negative impact on our financial condition, operating results and cash flows, or our decision to invest in strategic acquisitions or new facilities, could adversely affect our ability to reduce our substantial outstanding debt.

In addition, although we have been successful in the past in integrating 33 acquisitions, we may not be able to fully integrate the operations of ProBuild or any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our or ProBuild’s existing operations. Moreover, acquisitions, including the ProBuild acquisition, involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future. Potential new debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to fully integrate ProBuild’s business or future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, state and local regulations relating to our escrow business, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows.

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

Some Company Employees are Unionized.

Approximately 2% of the workforce at our company are members of ten different unions. There can be no assurance that additional employees of our company will not conduct union organization campaigns or become union members in the future.

The ownership position of affiliates of JLL Partners, Inc. limits other stockholders’ ability to influence corporate matters.

Affiliates of JLL Partners, Inc. (“JLL”) owned approximately 21.8% of our outstanding common stock as of December 31, 2016. Two of our eight directors hold positions with affiliates of JLL. Accordingly, JLL has significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This ownership position limits other stockholders’ ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial. Additionally, JLL is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. These entities may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. Further, certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may limit your ability to influence corporate matters, and, as a result, we may take actions that some of our stockholders do not view as beneficial.

If JLL were to sell a large portion of its ownership position the Company could experience a Section 382 Ownership Change, which is described more fully in Note 12 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. If the Company were to experience a Section 382 Ownership change annual limitations would be imposed on certain of the Company’s tax attributes, including net operating loss and capital loss carryforwards, and certain other losses, credits, deductions or tax basis.

The trading price of our common stock has been and may continue to be subject to wide fluctuations.

Between January 1, 2016 and December 31, 2016, the price of our common stock on the NASDAQ ranged from $6.50 to $14.09 per share. Our stock price may fluctuate in response to a number of events and factors, including those described in this “Risk Factors” section. Additionally, our substantial indebtedness may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.

The price of our common stock is volatile and may decline.

The market price of our common stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. In addition, the price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated fluctuations in our results of operations;
•	announcements by us or our competitors of significant business developments, changes in customer relationships, acquisitions, or expansion plans;
•	changes in the prices of products we sell;
•	involvement in litigation;
•	our sale of common stock or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions;

Broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company.

If we were involved in any similar litigation we could incur substantial costs and our management’s attention and resources could be diverted, which could adversely affect our financial condition, results of operations and cash flows. As a result, it may be difficult for you to resell your shares of common stock in the future.

Significant sales of our common stock, or the perception that significant sales may occur in the future, could adversely affect the market price of our common stock.

The sale of substantial amounts of our common stock could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market, and the availability of shares for future sale, including 3.5 million shares of our common stock issuable as of December 31, 2016, upon exercise of outstanding vested and unvested options to acquire shares of our common stock and through the conversion of 2.2 million restricted stock units under our stock incentive plans could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial time. Additional stock grants may also be made under our incentive plans, including our 2014 Incentive Plan, as it may be amended. Further, affiliates of JLL own approximately 21.8% of our outstanding common stock as of December 31, 2016, and may sell shares of our common stock in the future. We cannot foresee the effect of such potential sales on the market, but it is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for our shares of common stock would be adversely affected. It is also unclear whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative effect on the market for our common stock and our ability to raise additional capital.

We do not have any current plan to pay, and are restricted in our ability to pay, any dividends on our common stock, and as a result, your only opportunity to achieve a return on your investment in our common stock is if the price of our common stock increases.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay regular cash dividends on our common stock in the near future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs and plans for expansion. The declaration and payment of any dividends on our common stock is also restricted by the terms of our outstanding indebtedness.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 40 states throughout the U.S. Based on 2016 U.S. Census data, we have operations in 75 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2016.

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

We contractually lease 309 facilities and own 91 facilities. These leases typically have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 150 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting lease financing obligations.

We operate a fleet of approximately 10,700 rolling stock units, which primarily includes forklifts, trailers and approximately 4,600 trucks to deliver products from our distribution and manufacturing centers to our customer’s job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

Item 3. Legal Proceedings

We are involved in various claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances, but such insurance does not cover all of our liabilities in respect of most claims and lawsuits. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our consolidated financial position, cash flows or operating results.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. On February 24, 2017, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $12.24. The approximate number of stockholders of record of our common stock on that date was 117, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2016
First quarter	$11.34	$6.50
Second quarter	$12.77	$10.15
Third quarter	$14.09	$10.99
Fourth quarter	$12.28	$9.04
2015
First quarter	$7.06	$5.71
Second quarter	$14.24	$6.54
Third quarter	$16.69	$11.98
Fourth quarter	$15.72	$10.02

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

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.'s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock and in each index (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

	12/11	12/12	12/13	12/14	12/15	12/16
Builders FirstSource, Inc.	100.00	273.53	349.51	336.76	543.14	537.75
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
S&P 600 Building Products Index	100.00	130.78	189.80	197.06	231.02	317.98

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2017 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm, and are included as Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2014 and as of and for the years ended December 31, 2013 and 2012 were derived from our consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included as Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Statement of operations data:
Sales	$6,367,284	$3,564,425	$1,604,096	$1,489,892	$1,070,676
Gross margin	1,596,748	901,458	356,997	319,920	214,566
Selling, general and administrative expenses	1,360,412	810,703	307,387	272,204	225,706
Net income (loss) (1)(2)	144,341	(22,831)	18,150	(42,691)	(56,856)
Net income (loss) per share — basic	$1.30	$(0.22)	$0.19	$(0.44)	$(0.60)
Net income (loss) per share — diluted	$1.27	$(0.22)	$0.18	$(0.44)	$(0.60)
Balance sheet data (end of period):
Cash and cash equivalents	$14,449	$65,063	$17,773	$54,696	$131,432
Total assets	2,909,887	2,882,038	574,065	505,436	548,369
Total debt (including current portion)	1,802,052	1,951,671	374,903	343,567	358,483
Stockholders’ equity	309,620	149,195	40,200	15,368	48,096
Other financial data:
Depreciation and amortization	$109,793	$58,280	$9,519	$9,305	$11,120

(1)

As discussed in Note 12 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, net income included a reduction to our valuation allowance of $131.7 million as we released the valuation allowance against our net federal and certain state deferred tax assets for the year ended December 31, 2016. Net loss included a valuation allowance of $9.7 million against primarily all of our deferred tax assets for the year ended December 31, 2015. Net income included a reduction to our valuation allowance of $7.2 million due to the utilization of net operating loss carryforwards to reduce taxable income for the year ended December 31, 2014. Net loss included a valuation allowance of $15.3 million and $19.6 million against primarily all of our deferred tax assets for the years ended December 31, 2013 and 2012, respectively.

(2)

Net income for the year ended December 31, 2016 includes a loss on debt extinguishment and other financing costs of $56.9 million resulting from multiple debt transactions executed in the current year. Our 2016 debt transactions are discussed in detail in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.   Net loss for the year ended December 31, 2015 includes $38.6 million of acquisition and transaction related costs associated with the ProBuild acquisition, including $13.2 million in commitment fees related to bridge and backstop financing facilities incurred in connection with the financing of the ProBuild acquisition. In addition, net loss for the year ended December 31, 2015 also includes $10.3 million related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to our warrants. Net loss for the year ended December 31, 2013 included a $39.5 million prepayment penalty.

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
•

Windows, Door & Millwork. Windows & doors are comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features that we manufacture under the Synboard ® brand name.

•	Manufactured Products. Manufactured products consist of wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood.
•	Gypsum, Roofing & Insulation. Gypsum, roofing, & insulation include wallboard, ceilings, joint treatment and finishes.
•	Siding, metal, and concrete. Siding, metal, and concrete includes vinyl, composite, and wood siding, exterior trim, other exteriors, metal studs and cement.
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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market, which is in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. During the housing downturn, which began in 2006, many homebuilders significantly decreased their starts because of lower demand and an excess of home inventory. The housing market started to strengthen in 2011. According to the U.S. Census Bureau, annual U.S. single-family housing starts were 781,500 in 2016. However, single-family housing starts remain well below the historical average (from 1959 through 2016) of 1.0 million per year. The housing industry is currently experiencing a shortage of skilled construction labor, which we believe is constraining housing activity. Due to the lower levels in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will recover to the historical average in the long term and that the downturn in the housing industry was a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

•

Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion is a key imperative of the homebuilders during periods of strong consumer demand. While the conversion of customers to this product offering slowed during the downturn we see the demand for prefabricated components increasing as the residential new construction market continues to strengthen and the availability of skilled construction labor remains limited.

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During the downturn mortgage financing and commercial credit for smaller homebuilders was severely constrained and continues to slow a recovery in our industry despite some recent improvement. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover to the historical average until conditions in the economy and the credit markets further improve.

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

▪

Expand into Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction and the repair and remodel end market. However, we will continue to identify opportunities for profitable growth in the multi-family and light commercial markets.

▪

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

RECENT DEVELOPMENTS

During the year ended December 31, 2016, the Company executed several debt transactions which are described in more detail below. These transactions include two debt exchanges, complete extinguishment of our 7.625% senior secured notes due 2021 (“2021 notes”), as well as repricing and partially repaying our $600.0 million term loan facility due 2022 (“2015 term loan”) and the repurchase of $50.0 million in aggregate principal amount of our 2023 notes.  These transactions have extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

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

In October 2016, we repurchased $50.0 million in aggregate principal amount of our 2023 notes pursuant to the terms of a cash tender offer at a price of 117.0% of par value plus accrued and unpaid interest. The purchase of the 2023 notes was funded with cash on hand and borrowings under our 2015 facility. This transaction resulted in a $9.7 million loss on debt extinguishment which was recognized in interest expense in the fourth quarter of 2016. Following this transaction, we have $367.6 million in 2023 notes outstanding.

On February 23, 2017, we repriced our existing 2015 term loan through an amendment and extension of the term loan credit agreement providing for a $467.7 million senior secured term loan facility due 2024 (“2024 term loan”). This repricing reduces the interest rate by 0.75% and extends the maturity by 19 months to February 29, 2024.

The transactions described above will allow the Company to reduce its annual cash interest expense by approximately $37 million going forward.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. According to the U.S. Census Bureau, actual U.S. single-family housing starts for 2016 were 781,500, an increase of 9.4% compared to 2015. U.S single-family units under construction increased 12.4% during this same time period. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor and the slow economic recovery, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 847,000 U.S. single-family housing starts for 2017, which is an increase of 8.4% from 2016. In addition the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 4.2% in 2017 compared to 2016.

Our net sales for the year ended December 31, 2016 were up 78.6% over the same period last year largely due to the acquisition of ProBuild. Our gross margin percentage decreased by 0.2% during the year ended December 31, 2016 compared to the year ended December 31, 2015. Our gross margin percentage decreased primarily due to the impact of commodity price inflation relative to our short-term customer pricing commitments during the year ended December 31, 2016. However, this decrease was mostly offset by an increase in our gross margin percentage largely attributable to the ProBuild acquisition, the result of ProBuild’s higher mix of higher margin repair & remodel and retail sales. We continue to invest in our business to improve our operating efficiency, which has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 21.4% for the year ended December 31, 2016, a 1.3% decrease from 22.7% in 2015. The decrease in selling, general and administrative expenses, as a percentage of net sales, was largely due to the benefit of synergy cost savings. Synergy cost savings were primarily attributable to reduced payroll and benefits expense, as well as decreased delivery costs and location consolidations.

We still believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, debt reduction will continue to be a key area of focus for the Company. We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of sales	74.9%	74.7%	77.7%
Gross margin	25.1%	25.3%	22.3%
Selling, general and administrative expenses	21.4%	22.7%	19.2%
Income from operations	3.7%	2.6%	3.1%
Interest expense, net	3.3%	3.1%	1.9%
Income tax expense (benefit)	(1.9)%	0.1%	0.1%
Net income (loss)	2.3%	(0.6)%	1.1%

2016 Compared with 2015

Sales. Sales for the year ended December 31, 2016 were $6,367.3 million, a 78.6% increase from sales of $3,564.4 million for 2015. Net sales increased $2,659.1 million, or approximately 75%, due to the ProBuild acquisition. Excluding the impact of the ProBuild acquisition, we estimate net sales increased $143.8 million, or approximately 4% due to increased volume. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 9.4% and single-family units under construction increased 12.4% in 2016 compared to 2015.

The following table shows sales classified by major product category (dollars in millions):

	2016		2015
	Sales	% of Sales	Sales	% of Sales	% Change
Lumber & lumber sheet goods	$2,131.4	33.5%	$1,129.7	31.7%	88.7%
Windows, doors & millwork	1,286.2	20.2%	818.1	23.0%	57.2%
Manufactured products	1,097.7	17.2%	635.3	17.8%	72.8%
Gypsum, roofing & insulation	520.0	8.2%	264.9	7.4%	96.3%
Siding, metal & concrete products	622.3	9.8%	319.6	9.0%	94.7%
Other building products & services	709.7	11.1%	396.8	11.1%	78.9%
Total sales	$6,367.3	100.0%	$3,564.4	100.0%	78.6%

Due to the ProBuild acquisition, we achieved increased net sales across all product categories.  Our sales classification by product categories has shifted as we diversified our product offerings to support a broader customer base across 40 states through the ProBuild acquisition.

Gross Margin. Gross margin increased $695.3 million to $1,596.7 million. Of this increase, $656.8 million is due to the ProBuild acquisition. Our gross margin percentage decreased to 25.1% in 2016 from 25.3% in 2015, a 0.2% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation relative to our short-term customer pricing commitments during the year ended December 31, 2016. However, this decrease was mostly offset by an increase in our gross margin percentage largely attributable to the ProBuild acquisition, the result of ProBuild’s higher mix of higher margin repair & remodel and retail sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $549.7 million, or 67.8%, largely due to the ProBuild acquisition. Our salaries and benefits expense was $894.3 million, an increase of $383.7 million from 2015, largely due to increased full-time equivalent employees following the ProBuild acquisition. Delivery expense increased $65.9 million, office general and administrative expense increased $46.5 million, occupancy expense increased $45.9 million and intangible asset amortization increased $10.7 million. These increases were primarily a result of the ProBuild acquisition, the related integration activities and increased sales volume. These increases were partially offset by a $4.2 million decrease in facility closure costs.

As a percentage of net sales, selling, general and administrative expenses decreased from 22.7% in 2015 to 21.4% in 2016 largely due to the benefit of synergy cost savings. Synergy cost savings were primarily attributable to reduced payroll and benefits expense, as well as decreased delivery costs and location consolidations. As a percentage of net sales, salaries and benefits expense decreased 0.3%, office general and administrative expense decreased 0.6% and delivery expense decreased 0.4%. These decreases were partially offset by occupancy expense, as a percentage of net sales, increasing 0.1%.

Interest Expense, net. Interest expense was $214.7 million in 2016, an increase of $105.5 million from 2015. Of the $105.5 million increase, $49.6 million was attributable to increased interest expense associated with our increased debt balances following the ProBuild acquisition financing and subsequent refinancing transactions, $28.1 million was attributable to losses on debt extinguishment largely due to the payment of redemption premiums on our 2021 and 2023 notes, $17.6 million was related to increased amortization and write-off of debt discount and debt issuance costs largely due to our debt transactions during the year ended December 31, 2016, and $14.2 million was due to interest expense primarily related to lease obligations assumed in the ProBuild acquisition. These increases were partially offset by a $4.6 million decrease in interest expense due to non-cash fair value adjustments related to the exercise of all remaining stock warrants in 2015.

Income Tax Expense. We recorded an income tax benefit of $122.7 million during the year ended December 31, 2016 compared to income tax expense of $4.4 million during the year ended December 31, 2015. In the third quarter of 2016, we released the valuation allowance against our net federal and some state deferred tax assets. We recorded a reduction of the after-tax, non-cash valuation allowance on our net deferred tax assets of $131.7 million during the year ended December 31, 2016 compared to an increase of $9.7 million during the year ended December 31, 2015.  Absent the valuation allowance our effective tax rate would have been 41.8% and 28.5% for the years ended December 31, 2016 and 2015, respectively.

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

The following table shows sales classified by major product category (dollars in millions):

	2015		2014
	Sales	% of Sales	Sales	% of Sales	% Change
Lumber & lumber sheet goods	$1,129.7	31.7%	$535.3	33.4%	111.0%
Windows, doors & millwork	818.1	23.0%	446.4	27.8%	83.3%
Manufactured products	635.3	17.8%	312.0	19.5%	103.6%
Gypsum, roofing & insulation	264.9	7.4%	61.1	3.8%	333.4%
Siding, metal & concrete products	319.6	9.0%	81.9	5.1%	290.3%
Other building products & services	396.8	11.1%	167.4	10.4%	137.0%
Total sales	$3,564.4	100.0%	$1,604.1	100.0%	122.2%

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $503.9 million, or 164.1%. Excluding ProBuild, our selling, general, and administrative expense increased $68.0 million or 22.2%. Excluding ProBuild, our salaries and benefits expense was $218.4 million, an increase of $27.3 million from 2014, largely due to a 6.2% increase in full-time equivalent employees related to increased sales volume and other recent acquisitions. Office general and administrative expense increased $31.2 million, primarily due to a $30.2 million increase in professional service fees largely attributable to acquisition and integration costs related to the ProBuild acquisition. Facility closure costs increased $3.6 million primarily due to costs associated with location consolidations following the ProBuild acquisition. Intangible asset amortization increased $1.6 million due to other recent acquisitions.  Delivery expense increased $1.7 million largely due to increased sales volume.

As a percentage of net sales, selling, general and administrative expenses increased from 19.2% in 2014 to 22.7% in 2015. Excluding ProBuild, selling, general and administrative expenses were 22.0% of net sales. As a percentage of net sales, salaries and benefits expense increased 0.9%, office general and administrative expense increased 1.7%, facility closure costs increased 0.2%, intangible asset amortization increased 0.1% and delivery expenses decreased 0.1%. The increase in selling, general and administrative expenses, as a percentage of net sales, was primarily due to the factors discussed above, and to a lesser degree, the negative impact of commodity price deflation on our net sales.

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

Income Tax Expense. We recorded income tax expense of $4.4 million and $1.1 million during 2015 and 2014, respectively. We recorded an increase in the after-tax, non-cash valuation allowance on our net deferred tax assets of $9.7 million in 2015 and a $7.2 million reduction in the after-tax, non-cash valuation allowance on our net deferred tax assets in 2014. Absent the valuation allowance, our effective tax rate would have been 28.5% and 42.1% for 2015 and 2014, respectively. Absent the valuation allowance the change in our effective rate is largely attributable to permanent differences related to fair value adjustments on our previously outstanding stock warrants and 162(m) limitations.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment (dollars in thousands):

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2016	sales	2015	sales	% change	2016	sales	2015	sales	% change
Northeast	$1,204,099	19.4%	$626,985	18.4%	92.0%	$35,356	2.9%	$28,862	4.6%	22.5%
Southeast	1,367,933	22.0%	917,022	27.0%	49.2%	37,158	2.7%	14,607	1.6%	154.4%
South	1,704,753	27.4%	1,073,240	31.5%	58.8%	69,846	4.1%	50,878	4.7%	37.3%
West	1,939,206	31.2%	786,476	23.1%	146.6%	72,649	3.7%	35,170	4.5%	106.6%
	$6,215,991	100.0%	$3,403,723	100.0%		$215,009	3.5%	$129,517	3.8%

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2015	sales	2014	sales	% change	2015	sales	2014	sales	% change
Northeast	$626,985	18.4%	$229,998	15.8%	172.6%	$28,862	4.6%	$3,464	1.5%	733.2%
Southeast	917,022	27.0%	672,059	46.0%	36.4%	14,607	1.6%	5,465	0.8%	167.3%
South	1,073,240	31.5%	558,446	38.2%	92.2%	50,878	4.7%	17,804	3.2%	185.8%
West	786,476	23.1%	—	—	—	35,170	4.5%	—	—	—
	$3,403,723	100.0%	$1,460,503	100.0%		$129,517	3.8%	$26,733	1.8%

As a result of our reorganization following the ProBuild acquisition, we have four reportable segments based on an aggregation of the geographic regions in which we operate. Our reportable segments do not necessarily align with any single region as defined by the U.S Census Bureau.

According to the U.S. Census Bureau, actual single-family housing starts during the year ended December 31, 2016 increased 8.8%, 9.5%, 8.7% and 12.8% in the South region, Northeast region, West region and Midwest region, respectively. For the year ended December 31, 2016, we achieved increased net sales and profitability across all our reportable segments, primarily due to the ProBuild acquisition and sales volume increases.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at December 31, 2016 consist of cash on hand and borrowing availability under our 2015 facility.

Our 2015 facility will be primarily used for working capital, general corporate purposes, and funding acquisitions. In addition, we may use the 2015 facility to facilitate debt repayment and consolidation. Availability under the 2015 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, including progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of December 31, 2016 and 2015 (in millions):

	As of
	December 31, 2016	December 31, 2015
Accounts Receivable Availability	$403.5	$384.5
Inventory Availability	332.0	314.3
Other Receivables Availability	27.9	27.0
Gross Availability	763.4	725.8
Less:
Agent Reserves	(26.9)	(23.5)
Plus:
Cash in Qualified Accounts	15.5	55.5
Borrowing Base	752.0	757.8
Aggregate Revolving Commitments	800.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	752.0	757.8
Less:
Outstanding Borrowings	—	(60.0)
Letters of Credit	(84.8)	(79.1)
Net Excess Borrowing Availability on Revolving Facility	$667.2	$618.7

As of December 31, 2016, we had no outstanding borrowings under our 2015 facility and our net excess borrowing availability was $667.2 million after being reduced by outstanding letters of credit of approximately $84.8 million. Excess availability must equal or exceed a minimum specified amount, currently $80.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2016.

Liquidity

Our liquidity at December 31, 2016 was $681.6 million, which consists of net borrowing availability under the 2015 facility and cash on hand. We are expecting continued improvement in the housing industry in 2017. Beyond 2017, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates.

We substantially increased our indebtedness following completion of the ProBuild acquisition in comparison to our indebtedness on a recent historical basis, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to make acquisitions or to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2023 notes or 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

Should the current industry conditions deteriorate or we pursue additional acquisitions, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, and divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash provided by operating activities was $158.2 million and $177.0 million in 2016 and 2015, respectively.  Our working capital increased $43.9 million in 2016 compared to a decrease of $99.0 million in 2015. The change in working capital is largely due to the ProBuild acquisition, as well as increases in receivables and inventory and increased customer demand. These increases were partially offset by increases in accounts payable and accrued liabilities largely due to increased purchases and increased accounts payable days. Cash interest payments increased $99.5 million in 2016 compared to 2015. The remaining change is due to an increase in cash provided by operations primarily related to increased sales and profitability during the year ended December 31, 2016 as a result of the ProBuild acquisition and higher sales volume.  In August 2016, the FASB issued an update to the existing guidance under the Statement of Cash Flows topic of the Codification. As a result of the Company’s election to early adopt this updated guidance in the fourth quarter of 2016, $42.9 million in payments of debt extinguishment costs made in 2016 which were previously reflected as operating cash outflows on our 2016 quarterly reports on Form 10-Q are now presented as financing cash outflows. Adoption of this guidance resulted in $1.1 million from the second quarter of 2016, $33.3 million from the third quarter of 2016 and $8.5 million from the fourth quarter of 2016 in payments of debt extinguishment costs being presented as cash outflows from financing activities for the year ended December 31, 2016. The adoption of this guidance had no impact to our statement of cash flows for the years ended December 31, 2015 or 2014. This updated guidance is described more fully in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

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

Cash used in investing activities was $38.3 million and $1,508.0 million in 2016 and 2015, respectively. The change is primarily due to $1,462.7 million in cash used for the ProBuild acquisition in 2015. The remaining change is largely due to an increase in proceeds from the sale of property, plant and equipment and a decrease in capital expenditures in 2016 compared to 2015.

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

Cash used in financing activities was $170.5 million in 2016 compared to cash provided by financing activities of $1,378.3 million in 2015. Cash used in financing activities in 2016 was primarily attributable to $807.5 million in payments of long-term debt, largely due to the extinguishment of our 2021 notes, the partial pay down of the 2015 term loan and 2023 notes. In addition, we repaid $60.0 million, net, under the 2015 facility, paid $42.9 million of debt extinguishment costs and $15.7 million in debt issuance costs. These payments were partially offset by $750.0 million in proceeds from the 2024 notes issuance.

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

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2017 capital expenditures to be approximately $80-$90 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,585,258	$4,700	$9,400	$9,400	$1,561,758
Interest on long-term debt(1)	721,603	108,043	215,407	209,036	189,117
Lease finance obligations(2)	356,562	19,009	37,949	37,123	262,481
Capital lease obligations(2)	7,951	3,426	4,436	89	—
Operating leases	283,531	67,213	104,155	55,971	56,192
Total contractual cash obligations	$2,954,905	$202,391	$371,347	$311,619	$2,069,548

(1)

We had no outstanding borrowings under the 2015 facility as of December 31, 2016. Borrowings under the 2015 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to interest rate changes or any future borrowing activity under the 2015 facility. The 2015 term loan also bears interest at a variable rate, therefore actual interest may differ from the amounts presented above due to interest rate changes.

(2)	Future minimum commitments for lease finance obligations and capital lease obligations.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2016. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities. We plan to lease additional delivery equipment during 2017 to support anticipated sales growth. These operating leases are not included in the table above.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.9 million as of December 31, 2016.

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

Allowance for Doubtful Accounts and Related Reserves. We maintain an allowance for doubtful accounts for estimated losses due to the failure of our customers to make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. However, we have, in some cases, required customers to collateralize their debt with us. Consistent with industry practices, we typically require payment from most customers within 30 days. As our business is seasonal in certain regions, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. Throughout the year, we record estimated reserves based upon our historical write-offs of uncollectible accounts, taking into consideration certain factors, such as aging statistics and trends, customer payment history, independent credit reports, and discussions with customers. We regularly perform a specific analysis of all accounts past due and write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. We charge these write-offs against our allowance for doubtful accounts. Any future decline in the macroeconomic factors that affect the overall housing industry or our specific customers’ business could cause us to revise our estimate of expected losses and increase our allowance for doubtful accounts. In addition, we also establish reserves for credit memos and customer returns.

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

For the year ended December 31, 2016 we recorded asset impairment charges on held-for-use assets of $2.7 million primarily related to intangible assets associated with a location closure and recorded $1.9 million related to fair value adjustments on held-for-sale assets during 2016. For the year ended December 31, 2015, we recorded asset impairment charges on held-for-use assets of $1.4 million related to customer relationship intangible assets associated with a location closure and recorded $0.7 million related to fair value adjustments on held-for-sale assets during 2015. We recorded no significant asset impairment charges in 2014.

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2016, our goodwill balance was $740.4 million, representing 25.4% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist by comparing the estimated implied value of a reporting units’ goodwill to its book value. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition or a significant deterioration in market share. We may also consider market capitalization relative to our net assets. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit. We did not have any goodwill impairments in 2016, 2015 or 2014.

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. As a result of the reorganization following the ProBuild acquisition, our reporting units are aligned with our nine geographic regions which are also determined to be our operating segments. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing of the goodwill is required.

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

In performing our annual impairment tests at December 31, 2016, we developed a range of fair values for our reporting units using a five-year discounted cash flow methodology. Inherent in such fair value determinations are estimates relating to future cash flows, including revenue growth, gross margins, operating expenses and long-term growth rates, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, and further impairment of goodwill could be recorded.

Significant information and assumptions utilized in estimating future cash flows for our reporting units includes projections of market share gains as well as publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 4.5x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 12.5% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 3.5x, or increasing the discount rate by 1.0% to 13.5%, would not have changed the results of our impairment testing.

At December 31, 2016, the fair values of each of our reporting units were substantially in excess of their respective carrying values. The excess (or “cushion”) of the implied fair value of goodwill over the carrying value of goodwill for each of our nine reporting units ranged from $58.0 million to $238.0 million. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements.

Deferred Income Taxes. At December 31, 2016 and 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $120.1 million and $127.1 million, respectively, offset by valuation allowances of $4.8 million and $136.5 million, respectively.  We have $411.4 million of state net operating loss carry-forwards, which includes $2.5 million of state tax credit carry-forwards expiring at various dates through 2036. We also have $226.5 million of federal net operating loss carry-forwards that will expire at various dates through 2036. The federal and state net operating loss carry-forwards include approximately $23.3 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2016.  At December 31, 2016, the Company needed to generate approximately $287.6 million of pre-tax income in future periods to realize its federal deferred tax assets.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Accounting Standards Codification (“Codification”), we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence. In the Company’s evaluation of its ability to realize its deferred tax assets, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that relates to the Company’s current financial performance. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses, as well as historical and forecasted financial results, the overall business environment, our industry's historic cyclicality, the reversal of existing deferred tax liabilities, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

We recorded a full valuation allowance in 2008 due to our cumulative three-year loss position at that time, compounded by the negative industry-wide business trends and outlook.  At December 31, 2015, the Company had given significant weight to the negative objective evidence of the historically weak housing market conditions during the housing downturn that contributed to our three-year cumulative pre-tax loss position when reporting a valuation allowance of $136.5 million against our deferred income tax assets, representing a valuation allowance against substantially all of our net deferred income tax assets.

In the second quarter of 2016, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance in 2008. We continued to maintain a cumulative income position over the previous three years into the third quarter of 2016. In the Company’s evaluation at September 30, 2016, we gave the most significant weight to this objective positive evidence related to its recent financial results.  Additionally, even conservative projections of the Company’s estimated future annual pre-tax income would indicate realization of all of its federal net operating losses well in advance of the expiration of the Company’s NOL carryforwards and it would also absorb all federal deductible temporary differences as they reverse in future years. The Company considered, at a lower weighting, the subjective positive evidence that it expects to increase its pre-tax income in future years as the homebuilding industry continues to recover and strengthen as currently projected by a composite of third-party sources, including the NAHB.  Therefore, at September 30, 2016, with this positive historical evidence and the projection of future profitability, management determined that there was sufficient positive evidence to conclude that it is more likely than not that we would realize our net federal and certain state deferred tax assets, resulting in $117.6 million and $3.2 million benefit being recognized in our provision for income taxes for the third and fourth quarter of 2016, respectively.

Prior to the quarter ended June 30, 2016, the Company had given significant weight to the negative objective evidence of its three-year cumulative pre-tax loss position as a result of losses incurred in prior years during the housing downturn. As of June 30, 2016 and September 30, 2016, the Company had generated positive cumulative pre-tax income for the past three years and therefore, the prior year losses were weighted less than the recent positive financial results in the Company’s evaluation at September 30, 2016. Other negative subjective evidence, such as the cyclical, slower-than-anticipated housing market recovery, was considered at a lower weighting because the Company’s recent financial performance has been achieved in this environment.

As of December 31, 2016, we have certain states where we are not currently projecting future taxable income levels that would be sufficient to utilize the carryover net operating losses and as such continue to maintain a valuation allowance against certain of these state deferred tax assets. We will continue to assess quarterly whether it is more likely than not that some or all of these state deferred tax assets will be realizable in the future. Changes in the positive and negative evidence, including differences in the Company’s future operating results as compared to the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance related to its tax benefits for state net operating loss carryforwards.

In 2016 we recorded a reduction to the valuation allowance of $131.7 million against our net deferred tax assets as we released valuation allowances on our net deferred tax assets as noted above. In 2015, we recorded a valuation allowance of $9.7 million related to our continuing operations. In 2014, we reduced our valuation allowance by $7.2 million due to the utilization of net operating losses against federal and state taxable income.

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

Insurance. We are insured for general liability, auto liability and workers’ compensation exposures, subject to deductible amounts. The expected liability for unpaid claims, including incurred but not reported losses, is determined using the assistance of a third-party actuary and is reflected on our balance sheet as an accrued liability. The amount recoverable from our insurance provider is reflected as an other asset. Our accounting policy includes an internal evaluation and adjustment of our reserve for all insured losses on a quarterly basis. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding, which is compared to the actual reserve balance at that time and adjusted accordingly.

Stock-Based Compensation. Calculating stock-based compensation expense requires the input of subjective assumptions. We determine the fair value of each restricted stock unit grant subject to market conditions using the Monte Carlo simulation model. Specific inputs to the model include the expected volatilities of our common stock and the expected volatilities of the common stocks of the constituents of the Company’s peer group, dividend yield and risk-free rate.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2023 notes and our 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2015 facility and the 2015 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At December 31, 2016, a 1.0% increase in interest rates on the 2015 term loan would, subject to the interest rate floor specified in the agreement, result in approximately $3.6 million in additional interest expense annually. At December 31, 2016, a 1.0% increase in interest rates on the 2015 facility would result in no additional interest expense annually as we had no outstanding borrowings. The 2015 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Builders FirstSource, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 1, 2017

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Sales	$6,367,284	$3,564,425	$1,604,096
Cost of sales	4,770,536	2,662,967	1,247,099
Gross margin	1,596,748	901,458	356,997
Selling, general and administrative expenses	1,360,412	810,703	307,387
Income from operations	236,336	90,755	49,610
Interest expense, net	214,667	109,199	30,349
Income (loss) before income taxes	21,669	(18,444)	19,261
Income tax expense (benefit)	(122,672)	4,387	1,111
Net income (loss)	$144,341	$(22,831)	$18,150
Comprehensive income (loss)	$144,341	$(22,831)	$18,150
Net income (loss) per share:
Basic	$1.30	$(0.22)	$0.19
Diluted	$1.27	$(0.22)	$0.18
Weighted average common shares outstanding:
Basic	110,754	103,190	98,050
Diluted	113,585	103,190	100,522

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,449	$65,063
Accounts receivable, less allowances of $11,571 and $8,049 at December 31, 2016 and 2015, respectively	569,208	528,544
Other receivables	55,781	57,778
Inventories, net	541,771	513,045
Other current assets	34,772	29,899
Total current assets	1,215,981	1,194,329
Property, plant and equipment, net	656,101	734,329
Assets held for sale	4,361	5,585
Goodwill	740,411	739,625
Intangible assets, net	159,373	189,604
Deferred income taxes	115,320	2,035
Other assets, net	18,340	16,531
Total assets	$2,909,887	$2,882,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks outstanding	$35,606	$46,833
Accounts payable	409,759	365,347
Accrued liabilities	293,115	293,905
Current maturities of long-term debt and lease obligations	16,217	29,153
Total current liabilities	754,697	735,238
Long-term debt and lease obligations, net of current maturities, debt discount, and debt issuance costs	1,785,835	1,922,518
Deferred income taxes	—	11,502
Other long-term liabilities	59,735	63,585
Total liabilities	2,600,267	2,732,843
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 111,564 and 109,726 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,115	1,097
Additional paid-in capital	527,868	511,802
Accumulated deficit	(219,363)	(363,704)
Total stockholders’ equity	309,620	149,195
Total liabilities and stockholders’ equity	$2,909,887	$2,882,038

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$144,341	$(22,831)	$18,150
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,793	58,280	9,519
Asset impairments	4,616	2,114	—
Amortization of deferred loan costs	6,863	18,630	2,432
Amortization of debt discount	639	299	—
Loss on extinguishment of debt	55,776	—	—
Payment of original issue discount	(1,259)	—	—
Accretion of lease finance obligations	813	—	—
Fair value adjustment of stock warrants	—	4,563	(456)
Deferred income taxes	(124,787)	3,287	524
Bad debt expense	1,390	2,285	(274)
Stock compensation expense	10,549	6,848	6,157
Net gain on sales of assets	(4,952)	(801)	(114)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(45,942)	74,089	1,113
Inventories	(33,965)	46,854	(9,103)
Other current assets	(4,873)	(6,320)	(4,791)
Other assets and liabilities	(1,641)	5,314	(660)
Accounts payable and checks outstanding	36,585	(45,286)	(5,410)
Accrued liabilities	4,281	29,709	10,406
Net cash provided by operating activities	158,227	177,034	27,493
Cash flows from investing activities:
Purchases of property, plant and equipment	(42,662)	(43,811)	(25,716)
Proceeds from sale of property, plant and equipment	8,305	4,275	213
Cash used for acquisitions, net	(3,970)	(1,468,511)	(69,337)
Net cash used in investing activities	(38,327)	(1,508,047)	(94,840)
Cash flows from financing activities:
Borrowings under revolving credit facility	907,000	320,000	30,000
Payments under revolving credit facility	(967,000)	(290,000)	—
Proceeds from issuance of notes	750,000	700,000	—
Proceeds from term loan	—	594,000	—
Repayments of long-term debt and other loans	(807,517)	(4,213)	(67)
Payments of debt extinguishment costs	(42,869)	—	—
Payments of loan costs	(15,663)	(58,525)	(34)
Proceeds from public offering of common stock, net of issuance costs	—	111,309	—
Exercise of stock options	6,627	6,718	1,831
Repurchase of common stock	(1,092)	(986)	(1,306)
Net cash provided by (used in) financing activities	(170,514)	1,378,303	30,424
Net increase (decrease) in cash and cash equivalents	(50,614)	47,290	(36,923)
Cash and cash equivalents at beginning of period	65,063	17,773	54,696
Cash and cash equivalents at end of period	$14,449	$65,063	$17,773

Supplemental disclosure of non-cash activities

For the years ended December 31, 2016 and 2015 the Company retired assets subject to lease finance obligations of $38.1 million and $1.4 million and extinguished the related lease finance obligation of $41.2 million and $1.5 million, respectively. There were no retirements of assets subject to lease finance obligations or extinguishment of lease finance obligations for the year ended December 31, 2014.

The Company purchased equipment which was financed through capital lease obligations of $8.1 million and $1.6 million in the years ended December 31, 2016 and 2015, respectively. There were no purchases of equipment financed through capital lease obligations for the year ended December 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(In thousands)
Balance at December 31, 2013	97,905	$973	$373,418	$(359,023)	$15,368
Vesting of restricted stock	—	6	(6)	—	—
Stock compensation expense	—	—	6,157	—	6,157
Exercise of stock options	492	5	1,826	—	1,831
Repurchase of common stock	(171)	(2)	(1,304)	—	(1,306)
Net income	—	—	—	18,150	18,150
Balance at December 31, 2014	98,226	982	380,091	(340,873)	40,200
Issuance of common stock from public offering, net of issuance costs	9,200	92	111,217	—	111,309
Vesting of restricted stock units	495	5	(5)	—	—
Stock compensation expense	—	—	6,848	—	6,848
Exercise of stock options	1,388	14	6,704	—	6,718
Exercise of stock warrants	569	6	7,931	—	7,937
Repurchase of common stock	(152)	(2)	(984)	—	(986)
Net loss	—	—	—	(22,831)	(22,831)
Balance at December 31, 2015	109,726	1,097	511,802	(363,704)	149,195
Vesting of restricted stock units	505	5	(5)	—	—
Stock compensation expense	—	—	10,549	—	10,549
Exercise of stock options	1,496	15	6,612	—	6,627
Repurchase of common stock	(163)	(2)	(1,090)	—	(1,092)
Net income	—	—	—	144,341	144,341
Balance at December 31, 2016	111,564	$1,115	$527,868	$(219,363)	$309,620

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements present the results of operations, financial position, and cash flows of Builders FirstSource, Inc. and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders, local homebuilders and repair and remodeling contractors. For the year ended December 31, 2016, our top 10 customers accounted for approximately 16.8% of our sales, and no single customer accounted for more than 5% of sales.

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

We also establish reserves for credit memos and customer returns. The reserve balance was $5.6 million and $3.8 million at December 31, 2016 and 2015, respectively. The activity in this reserve was not significant for each year presented.

Accounts receivable consisted of the following at December 31:

	2016	2015
	(In thousands)
Accounts Receivable	$580,779	$536,593
Less: allowances for returns and doubtful accounts	11,571	8,049
Accounts receivable, net	$569,208	$528,544

The following table shows the changes in our allowance for doubtful accounts:

	2016	2015	2014
	(In thousands)
Balance at January 1,	$4,245	$1,734	$2,413
Additions	1,390	2,285	(274)
Deductions (write-offs, net of recoveries)	287	226	(405)
Balance at December 31,	$5,922	$4,245	$1,734

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

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 7% of our total materials purchased in 2016.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and totaled $269.8 million, $171.9 million and $79.7 million in 2016, 2015 and 2014, respectively.

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

Debt Issuance Costs and Debt Discount

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Debt issuance costs associated with term debt are presented as a reduction to long-term debt. Debt issuance costs associated with revolving debt arrangements are presented as a component of other assets. Debt issuance costs incurred in connection with revolving debt arrangements are amortized using the straight-line method. Debt issuance costs incurred in connection with term debt are amortized using the effective interest method. Debt discount is amortized over the life of the related debt using the effective interest method. Amortization of debt issuance costs and the debt discount are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs in accordance with the Debt topic of the Codification. We adjust debt issuance costs as necessary based on the results of this evaluation, as discussed in Note 8.

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. Provisions for losses are developed from valuations that rely upon our past claims experience, which considers both the frequency and settlement of claims. We discount our workers’ compensation liability based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $80.4 million and $84.3 million as of December 31, 2016 and 2015, respectively. Of these balances $43.6 million and $40.3 million were recorded as other long-term liabilities as of December 31, 2016 and 2015, respectively. Included in these reserve balances as of December 31, 2016 and 2015, were approximately $9.4 million and $9.9 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheets.

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

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2016	2015	2014
	(In thousands)
Weighted average shares for basic EPS	110,754	103,190	98,050
Dilutive effect of options, warrants, and RSUs	2,831	—	2,472
Weighted average shares for diluted EPS	113,585	103,190	100,522

Our restricted stock shares include rights to receive dividends that are not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid do not vest. In accordance with the Earnings Per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares do not include an obligation to share in losses, they will be included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 restricted stock shares excluded from the computation of basic EPS in 2015 because we generated a net loss. There were 27,000 restricted stock shares included in our basic EPS calculation for 2014 as we generated net income. There were no outstanding restricted stock shares as of December 31, 2016.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 3,515,000 options to purchase common stock and 2,177,000 restricted stock units (“RSUs”) for 2016. Options to purchase 4,998,000 shares of common stock and 1,516,000 RSUs were not included in the computation of diluted EPS for 2015 because their effect was anti-dilutive. Incremental shares attributable to average warrants outstanding during 2015 were not included in the computation of diluted EPS for 2015 as their effect was anti-dilutive. There were no warrants outstanding at December 31, 2016 as all of the remaining warrants were exercised in April 2015. Weighted average shares outstanding have been adjusted for common shares underlying 6,246,000 options, 700,000 warrants, and 1,855,000 RSUs for 2014. In addition, $0.5 million of income due to fair value adjustments related to the warrants was excluded from net income in the computation of diluted EPS for 2014.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

	2016	2015	2014
Expected life	6.0 years	6.0 years	5.8 years
Expected volatility	60.88%	75.2%	92.1%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	1.41%	1.75%	1.83%

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

The fair value of RSU awards subject to market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the year ended December 31:

2016
Expected volatility (company)	53.6%
Expected volatility (peer group median)	17.3%
Correlation between the company and peer group median	0.47
Expected dividend yield	0.00%
Risk-free rate	1.29%

The expected volatilities are based on the historical volatilities of our common stock and the common stocks of the constituents of the Company’s peer group over the most recent period equal to the measurement period. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the measurement period. We did not grant any RSUs subject to market conditions in 2015 or 2014.

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

As of December 31, 2016 and 2015 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 10.75% senior unsecured notes due 2023 (“2023 notes”), 5.625% senior secured notes due 2024 (“2024 notes”), and $600.0 million term loan facility due 2022 (“2015 term loan”) at amortized cost. The fair values of the 2023 notes, the 2024 notes and the 2015 term loan at December 31, 2016 were approximately $421.8 million, $758.0 million and $471.2 million, respectively, and were determined using Level 2 inputs based on market prices.

Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Cash payments for interest	$197,384	$55,028	$28,338
Cash payments for income taxes	2,875	1,409	456

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income (loss) for the years ended December 31, 2016, 2015, and 2014.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Intangibles-Goodwill and Other topic of the Accounting Standards Codification (“Codification”) to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All of the other goodwill impairment guidance will remain largely unchanged, including the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This update is effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for annual or interim goodwill tests performed after January 1, 2017. This guidance will be applied on a prospective basis following adoption.

In January 2017, the FASB issued an update to the existing guidance under the Business Combinations topic of the Codification. This update revises the definition of a business. Under this guidance when substantially all of the assets acquired is concentrated in a single asset (or group of similar assets) the assets acquired would not be considered a business. If this initial screen is met the need for further assessment is eliminated. If this screen is not met in order to be considered a business an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2017. Early adoption of this guidance is permitted. This guidance requires prospective application following adoption.

In August 2016, the FASB issued an update to the existing guidance under the Statement of Cash Flows topic of the Codification. This update clarifies the classification of certain transactions in the statement of cash flows. This update requires application using a retrospective transition method. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments in this update are adopted in the same period. As a result of the Company’s election to early adopt this updated guidance in the fourth quarter of 2016, $42.9 million in payments of debt extinguishment costs made in 2016 which were previously reflected as operating cash outflows on our 2016 quarterly reports on Form 10-Q are now presented as financing cash outflows. Adoption of this guidance resulted in $1.1 million from the second quarter of 2016, $33.3 million from the third quarter of 2016 and $8.5 million from the fourth quarter of 2016 in payments of debt extinguishment costs being presented as cash outflows from financing activities for the year ended December 31, 2016. The adoption of this guidance had no impact to our statement of cash flows for the years ended December 31, 2015 or 2014

In March 2016, the FASB issued an update to the existing guidance under the Compensation-Stock Compensation topic of the Codification. This update simplifies several aspects of accounting for stock compensation including accounting for income taxes, classification of awards as liabilities or equity, forfeitures and classification on the statement of cash flows. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2016. Early adoption is permitted with adjustments reflected as of the beginning of the fiscal year of adoption. The various aspects of this guidance require prospective, retrospective, or modified retrospective application. This guidance will be effective for the Company in the first quarter of 2017. As of December 31, 2016 the Company had approximately $23.3 million of unrecognized gross windfall benefits. Upon adoption the Company will recognize any previously unrecorded windfall benefits on a modified retrospective basis through a cumulative-effect adjustment to the beginning balance of our accumulated deficit. Following adoption any windfalls or shortfalls will be recognized as a component of income tax expense in the period they occur. Additionally, the Company will elect to recognize the effect of pre-vesting forfeitures as they actually occur rather than estimating forfeitures each period. Any differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures will be recognized on a modified retrospective basis through a cumulative-effect adjustment to the beginning balance of our accumulated deficit.

In February 2016, the FASB issued an update to the existing guidance under Leases topic of the Codification. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements.

In July 2015, the FASB issued an update to the existing guidance under the Inventory topic of the Codification. This update changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption of this guidance is permitted as of the beginning of an interim or annual reporting period. This guidance requires prospective application. We do not expect the adoption of this guidance to have an impact on our financial statements.

In August 2014, the FASB issued an update to the existing guidance under the Presentation of Financial Statements topic of the Codification. This update requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. This new guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. As such, the Company adopted this guidance for the annual reporting period ending December 31, 2016. The adoption of this guidance did not have an impact on our financial statements.

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This new guidance was originally effective for annual reporting periods beginning after December 15, 2016. However, in July 2015 the FASB approved an optional one year deferral of the effective date to annual reporting periods beginning after December 15, 2017.  Early adoption is permitted; however, this guidance cannot be adopted earlier than the original effective date. The Company does not intend to adopt this guidance early, therefore it will be effective for us beginning on January 1, 2018. This guidance allows either full retrospective or modified retrospective methods of adoption. Subsequent to issuance of the original update the FASB issued several updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. While we are still evaluating the impact of these updates on our financial statements, we anticipate this guidance will primarily impact our contracts with service elements and certain classifications within the statement of operations.

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

We incurred acquisition related costs of $20.9 million and $0.6 million related to these acquisitions during the years ended December 31, 2015 and 2014, respectively. These costs include due diligence costs and transaction costs to complete the acquisitions, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss). We did not incur any acquisition costs related to these acquisitions during the year ended December 31, 2016.

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

The operating results of the acquisitions have been included in the consolidated statements of operations and comprehensive income (loss) from their acquisition dates through December 31, 2016. Net sales and net income attributable to ProBuild were approximately $4,520 million and $190 million, respectively for the year ended December 31, 2016. Net sales and net income attributable to ProBuild were approximately $1,860 million and $50 million, respectively, for the period of August 1, 2015 through December 31, 2015. Net income attributable to ProBuild does not include an allocation of the additional interest expense incurred by the Company as a result of the ProBuild acquisition financing transactions. Net sales and net income attributable to the other acquisitions are not material, individually or in the aggregate.

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

Alaska Truss Acquisition

On May 13, 2016, the Company acquired certain assets and the operations of Alaska Truss Manufacturing, LLC and ATM, LLC (collectively “Alaska Truss”) for cash of $4.0 million and $1.0 million of other consideration, subject to certain adjustments. Of the total consideration, $3.4 million was allocated to tangible assets acquired, primarily property, plant and equipment, $0.8 million was allocated to intangible assets and $0.8 million was allocated to goodwill.

Based in Chugiak, Alaska, Alaska Truss supplies roof trusses to both residential and commercial contractors throughout the greater Anchorage area. Acquisition costs related to Alaska Truss were not material in the year ended December 31, 2016. Pro forma results of operations are not presented as this acquisition is not material.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2016	2015
	(In thousands)
Land	$195,064	$214,302
Buildings and improvements	331,498	338,566
Machinery and equipment	329,529	314,446
Furniture and fixtures	56,571	47,456
Construction in progress	12,771	7,828
Property, plant and equipment	925,433	922,598
Less: accumulated depreciation	269,332	188,269
Property, plant and equipment, net	$656,101	$734,329

Depreciation expense was $87.2 million, $46.3 million and $8.5 million, of which $9.5 million, $5.3 million and $2.5 million was included in cost of sales, in 2016, 2015, and 2014, respectively.

Included in property, plant and equipment are certain assets held under capital leases and lease finance obligations.  These assets are recorded at the present value of minimum lease payments and include land, buildings and equipment. Amortization charges associated with assets held under capital leases and lease finance obligations are included in depreciation expense.  The following balances held under capital lease and lease finance obligations, net of accumulated amortization of $9.2 million and $4.9 million at December 31, 2016 and 2015, respectively, are included on the accompanying combined balance sheet:

	2016	2015
	(In thousands)
Land	$119,287	$124,987
Buildings and improvements	151,862	183,390
Machinery and equipment	11,012	14,168
	$282,161	$322,545

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of January 1, 2015
Goodwill	$13,609	$49,591	$121,210	$—	$184,410
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	13,115	48,976	77,683	—	139,774
Acquisitions and other purchase price adjustments	83,493	11,100	208,452	296,806	599,851
Balance as of December 31, 2015
Goodwill	$97,102	$60,691	$329,662	$296,806	$784,261
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	286,135	296,806	739,625
Acquisitions and other purchase price adjustments	—	—	—	786	786
Balance as of December 31, 2016
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$60,076	$286,135	$297,592	$740,411

In 2016, the change in the carrying amount of goodwill is attributable to our acquisition of Alaska Truss. In 2015, the change in the carrying amount of goodwill is attributable to our acquisitions of ProBuild and Timber Tech. The amount allocated to goodwill is attributable to the assembled workforce of the acquired companies as well as the diversification of products and services, the significantly improved geographic footprint, and the synergies expected to arise as a result of these acquisitions.

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

We recorded no goodwill impairment charges in 2016, 2015, and 2014.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$149,046	$(33,023)	$148,910	$(12,968)
Non-compete agreements	1,379	(375)	766	(170)
Trade names	51,361	(13,286)	51,361	(4,155)
Favorable lease intangibles	6,408	(2,137)	6,408	(548)
Total intangible assets	$208,194	$(48,821)	$207,445	$(17,841)
Unfavorable lease obligations (included in Accrued liabilities and Other long-term liabilities)	$(19,597)	$8,746	$(19,547)	$2,072

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

During the years ended December 31, 2016, 2015, and 2014, we recorded amortization expense in relation to the above-listed intangible assets of $22.6 million, $11.9 million, and $1.1 million, respectively.  In addition, as a result of the facility closure activities following the ProBuild acquisition, we recorded impairment charges of $1.7 million and $1.4 million against our intangible assets during the years ended December 31, 2016 and 2015, respectively. We recognized these impairment charges in selling, general, and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss).   The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2017	$21,869
2018	18,651
2019	17,748
2020	14,817
2021	11,935
Thereafter	63,502
Total future net intangible amortization expense	$148,522

7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2016	2015
	(In thousands)
Accrued payroll and other employee related expenses	$127,485	$120,138
Accrued business taxes	30,177	29,054
Self-insurance reserves	36,817	44,085
Accrued interest	28,570	33,712
Facility closure reserves	3,910	5,228
Customer obligations	38,448	38,173
Unfavorable lease obligations (Note 6)	4,921	5,096
Other	22,787	18,419
Total accrued liabilities	$293,115	$293,905

8. Long-Term Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
2021 notes	$—	$350,000
2023 notes	367,608	700,000
2024 notes	750,000	—
2015 facility	—	60,000
2015 term loan	467,650	598,625
Lease finance obligations	238,539	280,909
Capital lease obligations (Note 9)	7,427	8,159
	1,831,224	1,997,693
Unamortized debt discount and debt issuance costs	(29,172)	(46,022)
	1,802,052	1,951,671
Less: current maturities of long-term debt and lease obligations	16,217	29,153
Long-term debt and lease obligations, net of current maturities	$1,785,835	$1,922,518

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

In connection with the financing transactions described above, we incurred approximately $65.0 million of various third-party fees and expenses. Of these costs, $18.1 million were allocated to the 2023 notes, $16.0 million were allocated to the 2015 term loan, $11.2 million were allocated to the 2015 facility and $6.5 million were allocated to the equity offering.  The costs allocated to the 2023 notes and the 2015 term loan were recorded as reductions to long-term debt and are being amortized over their respective terms using the effective interest method. The costs allocated to the 2015 facility were recorded as other assets and are being amortized over its term on a straight-line basis. The costs allocated to the equity offering were recorded as a reduction to additional paid-in capital. In addition, $13.2 million in costs relate to commitment fees paid for bridge and backstop financing facilities entered into in connection with these financing transactions, neither of which was utilized. As such, these fees were recorded as interest expense in the third quarter of 2015.  At the closing of these transactions, there were approximately $3.0 million in unamortized debt issuance costs associated with our previous revolving credit facility, of which approximately $0.9 million were recorded as interest expense in the third quarter of 2015. The remaining $2.1 million in unamortized costs associated with our previous revolving credit facility are being amortized over the term of the 2015 facility.

2016 Debt Transactions

During the year ended December 31, 2016, the Company executed several debt transactions which are described in more detail below. These transactions include two debt exchanges, complete extinguishment of our 7.625% senior secured notes due 2021 (the “2021 notes”), repricing and partially repaying our 2015 term loan and a cash tender offer in which we further reduced the aggregate principal amount of outstanding 2023 notes. These transactions have extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

Note Exchange Transactions

On February 12, 2016, we completed separate privately negotiated note exchange transactions in which $218.6 million in aggregate principal amount of our 2023 notes was exchanged for $207.6 million in aggregate principal amount of our previously outstanding 2021 notes. On February 29, 2016, we completed additional separate privately negotiated note exchange transactions in which $63.8 million in aggregate principal amount of our 2023 notes was exchanged for $60.0 million in aggregate principal amount of our previously outstanding 2021 notes.

The note exchange transactions were considered to be debt extinguishments. As such, we recognized a net gain of $7.8 million which was recorded as an offset to interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this $7.8 million gain, $14.8 million was attributable to the reduction in outstanding principal which was partially offset by the write-off of $7.0 million of unamortized debt issuance costs associated with the 2023 notes which were extinguished in the exchange transactions.

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

Note Redemption Transaction

In May 2016, the Company exercised its contractual right to redeem $35.0 million in aggregate principal amount of 2021 notes at a price of 103.0%, plus accrued and unpaid interest. The redemption transaction was considered to be a debt extinguishment. As such, we recognized a loss of $1.7 million which was recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this $1.7 million loss, $1.1 million was attributable to the payment of the redemption premium and $0.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes.

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

The proceeds from the issuance of the 2024 notes were used, together with cash on hand and borrowings on the 2015 facility, to fully redeem the $582.6 million in aggregate outstanding principal amount of 2021 notes, to pay down $125.9 million of the 2015 term loan and to pay related transaction fees and expenses.

The redemption of the 2021 notes was considered to be a debt extinguishment. As such, we recognized a loss of $43.9 million which was recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this $43.9 million loss, $33.3 million was attributable to the payment of the redemption premium and $10.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes. In addition, in connection with the repricing and pay down of the 2015 term loan we recognized $8.2 million in interest expense in the third quarter of 2016 related to the write-off of unamortized debt discount and debt issuance costs.

In connection with the issuance of the 2024 notes and the 2015 term loan repricing, we incurred approximately $12.0 million of various third-party fees and expenses. Of these costs $10.5 million were allocated to the 2024 notes and have been recorded as a reduction to long-term debt. These costs are being amortized over the contractual life of the 2024 notes using the effective interest method. The remaining $1.5 million in costs incurred were allocated to the 2015 term loan. Of this $1.5 million, $1.2 million was recorded to interest expense in the third quarter of 2016. The remaining $0.3 million of new third-party costs together with $10.9 million in remaining unamortized debt discount and debt issuance costs have been recorded as a reduction of long-term debt and are being be amortized over the remaining contractual life of the 2015 term loan using the effective interest method.

Tender Offer

In October 2016, we purchased $50.0 million in aggregate principal amount of our 2023 notes pursuant to the terms of a cash tender offer at a price of 117.0% of par value plus accrued and unpaid interest. The purchase of the 2023 notes was funded with cash on hand and borrowings under our 2015 facility.

The tender offer transaction was considered to be a debt extinguishment. As such, we recognized a loss on extinguishment of $9.7 million which was recorded as a component of interest expense in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this loss, approximately $8.5 million was attributable to the purchase premium paid to the lenders and $1.2 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes. In addition to the loss described above, we incurred approximately $0.1 million in third party costs which were recorded to selling, general, and administrative expense in the fourth quarter of 2016.

Senior Unsecured Notes due 2023

As of December 31, 2016, we have $367.6 million outstanding in aggregate principal amount of the 2023 notes that mature on August 15, 2023. The 2023 notes were sold in a private offering at an issue price equal to 100% of their face value. Interest accrues on the 2023 notes at a rate of 10.75% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016.

The terms of the notes are governed by an indenture and a supplemental indenture, each dated as of July 31, 2015, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (the “trustee”). Pursuant to the indenture and supplemental indenture, the company’s significant operating subsidiaries serve as guarantors of the 2023 notes. The 2023 notes are the Company’s senior unsecured obligations and will rank equally with all of its existing and future senior unsecured debt and will be senior to all of its existing and future subordinated debt.

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

2015 Term Loan Credit Agreement

As of December 31, 2016, we have $467.7 million outstanding under the 2015 term loan, which matures on July 31, 2022. The 2015 term loan, which was issued at 99%, bears interest, at our option, at either a eurodollar rate or a base rate, plus, in each case an applicable margin. The margin will be 3.75% per annum in the case of eurodollar rate loans and 2.75% per annum in the case of base rate loans. The 2015 term loan has mandatory principal repayments of $1.175 million which are payable in March, June, September, and December of each year provided that each such payment is subject to reduction as a result of certain prepayments of the loans in accordance with the loan documentation. The weighted average interest rate of the term loan was 5.6% during the year ended December 31, 2016.

2015 Senior Secured Revolving Credit Facility

The 2015 facility provides for an $800.0 million revolving credit line to be used for working capital and general corporate purposes. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2016, the net borrowing availability under the 2015 facility is $667.2 million after being reduced by outstanding letters of credit of $84.8 million. During the year ended December 31, 2016, we borrowed $907.0 million and repaid $967.0 million at a weighted average interest rate of 2.5%. There were no outstanding borrowings under the 2015 facility as of December 31, 2016. The 2015 facility matures on July 31, 2020.

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

All obligations under the 2015 term loan and 2015 facility will be guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2024 notes. All obligations and the guarantees of those obligations will be secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens, including (i) with respect to the 2015 term loan, a first-priority security interest in such assets that constitute Notes Collateral (as defined below) and a second priority security interest in such assets that constitute ABL Collateral (as defined below), and (ii) with respect to the 2015 facility, a first-priority security interest in such assets that constitute ABL Collateral and a second-priority security interest in such assets that constitute Notes Collateral.

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

The 2015 term loan and the 2015 facility contain restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2015 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 in the event that the Company does not meet a minimum measure of availability, currently the larger of $80.0 million or 10% of the maximum borrowing amount under the 2015 facility.

Senior Secured Notes due 2024

As of December 31, 2016 we have $750.0 million outstanding in aggregate principal amount of the 2024 notes which mature on September 1, 2024. Interest accrues on the 2024 notes at a rate of 5.625% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2017.

The terms of the 2024 notes are governed by the indenture, dated as of August 22, 2016 (the “Indenture”), among the Company, the guarantors named therein (the “Guarantors”) and Wilmington Trust, National Association, as trustee (the “Trustee”) and notes collateral agent (the “Notes Collateral Agent”). The 2024 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior secured basis, by certain of our direct and indirect wholly owned subsidiaries. All obligations under the 2024 notes, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute Notes Collateral (as defined above) and a second-priority security interest in such assets that constitute ABL Collateral (as defined above).

The Notes Collateral Agent became a party to the ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among SunTrust Bank, as agent under the Company’s 2015 facility, the Wilmington Trust, National Association, the Company and the Guarantors, and the Pari Passu Intercreditor Agreement, dated as of July 31, 2015, among Deutsche Bank AG New York Branch, as term collateral agent under the Company’s 2015 term loan, Wilmington Trust, National Association, the Company and the Guarantors. These documents govern all arrangements in respect of the priority of the security interests in the ABL Collateral and the Notes Collateral among the parties to the Indenture, the 2015 facility and the 2015 term loan. The 2024 notes constitute senior secured obligations of the Company and Guarantors, rank senior in right of payment to all future debt of the Company and Guarantors that is expressly subordinated in right of payment to the 2024 notes, and rank equally in right of payment with all existing and future liabilities of the Company and Guarantors that are not so subordinated, including the 2015 facility.

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

As of December 31, 2016 we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2016 were as follows (in thousands):

Year ending December 31,
2017	$4,700
2018	4,700
2019	4,700
2020	4,700
2021	4,700
Thereafter	1,561,758
Total long-term debt (including current maturities)	$1,585,258

Warrants

Our previous term loan included detachable warrants that allowed for the purchase of up to 1.6 million shares of our common stock at a price of $2.50 per share. In April 2015, the remaining 0.7 million of outstanding, detachable warrants were exercised. The warrants were considered to be derivative financial instruments and were classified as liabilities. As such, they were measured at fair value on a recurring basis. Our share price and, to a lesser extent, the historical volatility of our common stock were the primary factors in the changes to our fair value measurements related to the warrants. All other inputs being equal, an increase or decrease in our share price or volatility resulted in an increase or decrease in the fair value of our warrants and an increase or decrease in interest expense.

Non-cash fair value adjustments related to our derivative financial instrument recorded as interest expense in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31 (in thousands) were as follows:

Derivative Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		2016	2015	2014
Warrants	Interest expense, net	—	(4,563)	456

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

Lease Finance Obligations

As a result of the ProBuild acquisition, the Company is party to 150 individual property lease agreements with a single lessor as of December 31, 2016. These lease agreements have initial terms ranging from nine to fifteen years (expiring from 2016 through 2021) and renewal options in five-year increments providing for up to approximately 30-year remaining total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. As a result of these purchase rights, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of December 31, 2016, lease finance obligations consist of $238.5 million, with cash payments of $23.8 million for the year ended December 31, 2016. These lease finance obligations are included on the consolidated balance sheet as a component of long-term debt and lease obligations. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future minimum commitments for lease finance obligations as of December 31, 2016 were as follows (in thousands):

Year ending December 31,
2017	$19,009
2018	18,974
2019	18,975
2020	18,893
2021	18,230
Thereafter	262,481
Total	$356,562

9. Capital Lease Obligations

The Company leases certain property and equipment under capital leases expiring through 2020. These leases require monthly payments of principal and interest, imputed at various interest rates. Future minimum lease payments as of December 31, 2016 are as follows (in thousands):

Years ending December 31,
2017	$3,426
2018	2,045
2019	2,391
2020	89
Thereafter	—
Total minimum lease payments	7,951
Less: amount representing interest	(524)
Present value of net minimum payments	7,427
Less: current portion	(3,130)
Long-term capital lease obligations, net of current portion	$4,297

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. In May 2016, our shareholders approved an amendment to our 2014 Plan that increased the number of shares of common stock reserved for the grant of awards under the 2014 Plan from 5.0 million shares to 8.5 million shares, subject to adjustment as provided by the 2014 Plan. All 8.5 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four year period. As of December 31, 2016, 6.0 million shares were available for issuance under the 2014 Plan.

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. In January 2010, our shareholders approved an amendment to our 2007 Plan which increased the number of shares of common stock that may be granted pursuant to awards under the 2007 Plan from 2.5 million shares to 7.0 million shares. The maximum number of common shares reserved for the grant of awards under the 2007 Plan is 7.0 million, subject to adjustment as provided by the 2007 Plan. No more than 7.0 million shares may be made subject to options or SARs granted under the 2007 Plan, and no more than 3.5 million shares may be made subject to stock-based awards other than options or SARs. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Other specific terms for awards granted under the 2007 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Historically, awards granted under the 2007 Plan generally vest ratably over a three to four-year period. As of December 31, 2016, 94,000 shares were available for issuance under the 2007 Plan, 94,000 of which may be made subject to stock-based awards other than options or SARs.

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

Stock Options

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2015	4,998	$5.19
Granted	63	$6.59
Exercised	(1,496)	$4.43
Forfeited	(50)	$7.49
Outstanding at December 31, 2016	3,515	$5.51	5.4	$19,184
Exercisable at December 31, 2016	2,489	$4.71	4.6	$15,592

The outstanding options at December 31, 2016 include options to purchase 203,000 shares under the 2014 plan, 2,342,000 shares granted under the 2007 Plan, 554,000 shares granted under the 2005 Plan and 416,000 shares granted under the 1998 Plan. As of December 31, 2016, options to purchase 35,000 shares under the 2014 Plan, 1,759,000 shares under the 2007 Plan, 279,000 shares under the 2005 Plan and 416,000 shares under the 1998 Plan were exercisable. The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 were $3.71, $4.20 and $5.71, respectively. The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 were $11.6 million, $12.8 million and $2.0 million, respectively. We realized no excess tax benefits for stock options exercised during the years ended December 31, 2016, 2015 and 2014. Vesting of all of our stock options is contingent solely on continuous employment over the requisite service period.

Outstanding and exercisable stock options at December 31, 2016 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15	416	$3.15	6.1	416	$3.15
$3.19 - $3.72	1,189	$3.20	3.1	1,189	$3.20
$6.35 - $6.70	286	$6.50	6.3	117	$6.60
$7.15- $7.67	1,624	$7.63	6.7	767	$7.59
$3.15 - $7.67	3,515	$5.51	5.4	2,489	$4.71

Restricted Stock Shares

The following table summarizes restricted stock activity for the year ended December 31, 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	13	$3.72
Granted	—	$—
Vested	(13)	$3.72
Forfeited	—	$—
Nonvested at December 31, 2016	—	$—

Restricted Stock Units

The outstanding restricted stock units (“RSUs”) at December 31, 2016 include 1,864,000 units granted under the 2014 Plan and 313,000 units granted under the 2007 Plan.

The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,516	$7.49
Granted	705	$10.68
Vested	(505)	$7.69
Forfeited	(59)	$8.14
Nonvested at December 31, 2016	1,657	$8.77

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2016, 2015 and 2014 were $10.68, $7.26, and $7.48, respectively.

The following table summarizes activity for RSUs subject to both performance and service conditions for the year ended December 31, 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	—	$—
Granted	265	$10.96
Vested	—	$—
Forfeited	(5)	$11.09
Nonvested at December 31, 2016	260	$10.95

The weighted average grant date fair value of RSUs for which vesting is subject to both performance and service conditions granted during the year ended December 31, 2016 was $10.96. There were no RSUs granted in 2015 or 2014 which were subject to both performance and service conditions.

The following table summarizes activity for RSUs subject to both market and service conditions for the year ended December 31, 2016 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	—	$—
Granted	265	$7.58
Vested	—	$—
Forfeited	(5)	$7.72
Nonvested at December 31, 2016	260	$7.58

The weighted average grant date fair value of RSUs for which vesting is subject to both market and service conditions granted during the year ended December 31, 2016 was $7.58. There were no RSUs granted in 2015 or 2014 which were subject to both market and service conditions.

Our results of operations include stock compensation expense of $10.5 million ($6.3 million net of taxes), $6.9 million ($6.9 million net of taxes) and $6.2 million ($6.2 million net of taxes) for the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of options vested during the years ended December 31, 2016, 2015, and 2014 were $2.8 million, $2.7 million and $3.0 million, respectively. The total fair value of restricted stock vested during the years ended December 31, 2016, 2015 and 2014 were $49,600, $49,600 and $2.0 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2016 and 2015 were $3.9 million and $3.7 million, respectively. There were no RSUs which vested in 2014.

As of December 31, 2016, there was $14.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

11. Facility Closure Costs

When we close certain facilities, primarily related to location consolidation initiatives, we recognize expense related to the minimum future lease obligations over the remaining lease terms on closed facilities, net of estimated sub-rental income as well as employee severance costs. These expenses are recorded in selling, general, and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss).

An analysis of our facility closure reserves for the periods reflected is as follows:

	2014	Additions	Assumed in Acquisition	Payments	2015	Additions	Payments	2016
		(In thousands)
Facility and other exit costs, net of estimated sub-lease rental income	$1,147	$2,836	$12,494	$(3,942)	$12,535	$464	$(4,776)	$8,223
Employee severance and termination benefits	—	1,434	—	(1,181)	253	117	(358)	12
Total facility closure reserve	$1,147	$4,270	$12,494	$(5,123)	$12,788	$581	$(5,134)	$8,235

The Company assumed $12.5 million of exit cost reserves as part of the ProBuild acquisition during 2015. The facility and other exit cost reserves of $8.2 million at December 31, 2016, of which $4.3 million is recorded as other long-term liabilities, are primarily related to future minimum lease payments on vacated facilities.

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

12. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Current:
Federal	$—	$—	$—
State	2,115	1,100	587
	2,115	1,100	587
Deferred:
Federal	(110,720)	2,530	457
State	(14,067)	757	67
	(124,787)	3,287	524
Income tax expense (benefit)	$(122,672)	$4,387	$1,111

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2016	2015
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$13,100	$6,786
Insurance reserves	15,128	7,156
Facility closure reserves	564	429
Stock-based compensation expense	7,429	7,284
Accounts receivable	5,023	1,358
Inventories	24,628	8,200
Operating loss and credit carryforwards	87,610	110,425
Goodwill and other intangible assets	—	9,176
Other	—	4,494
	153,482	155,308
Valuation allowance	(4,821)	(136,548)
Total deferred tax assets	148,661	18,760
Deferred tax liabilities related to:
Prepaid expenses	(3,799)	(6,344)
Goodwill and other intangible assets	(15,956)	(11,502)
Property, plant and equipment	(13,058)	(10,381)
Other	(528)	—
Total deferred tax liabilities	(33,341)	(28,227)
Net deferred tax asset (liability)	$115,320	$(9,467)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	6.1	8.3	5.2
Valuation allowance	(607.9)	(52.1)	(36.5)
Permanent difference – 162(m) limitation	0.6	(5.4)	0.7
Permanent difference – Warrant mark to market	—	(8.6)	(0.8)
Permanent difference – Other	(0.8)	(0.9)	2.0
Other	0.9	0.1	—
	(566.1)%	(23.6)%	5.6%

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

At December 31, 2016 and 2015, the Company had deferred tax assets, net of deferred tax liabilities, of $120.1 million and $127.1 million, respectively, offset by valuation allowances of $4.8 million and $136.5 million, respectively.  We have $411.4 million of state net operating loss carry-forwards, which includes $2.5 million of state tax credit carry-forwards expiring at various dates through 2036. We also have $226.5 million of federal net operating loss carry-forwards that will expire at various dates through 2036. The federal and state net operating loss carry-forwards include approximately $23.3 million of gross windfall tax benefits from stock option exercises that have not been recorded as of December 31, 2016.  At December 31, 2016, the Company needed to generate approximately $287.6 million of pre-tax income in future periods to realize its federal deferred tax assets.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification, we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence. In the Company’s evaluation of its ability to realize its deferred tax assets, we gave more significant weight to evidence that was objective in nature as compared to subjective evidence. Also, more significant weight was given to evidence that relates to the Company’s current financial performance. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses, as well as historical and forecasted financial results, the overall business environment, our industry's historic cyclicality, the reversal of existing deferred tax liabilities, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

We recorded a full valuation allowance in 2008 due to our cumulative three-year loss position at that time, compounded by the negative industry-wide business trends and outlook.  At December 31, 2015, the Company had given significant weight to the negative objective evidence of the historically weak housing market conditions during the housing downturn that contributed to our three-year cumulative pre-tax loss position when reporting a valuation allowance of $136.5 million against our deferred income tax assets, representing a valuation allowance against substantially all of our net deferred income tax assets.

In the second quarter of 2016, we moved from a cumulative loss position over the previous three years to a cumulative income position for the first time since we established the full valuation allowance in 2008. We continued to maintain a cumulative income position over the previous three years into the third quarter of 2016. In the Company’s evaluation at September 30, 2016, we gave the most significant weight to this objective positive evidence related to its recent financial results.  Additionally, even conservative projections of the Company’s estimated future annual pre-tax income would indicate realization of all of its federal net operating losses well in advance of the expiration of the Company’s NOL carryforwards and it would also absorb all federal deductible temporary differences as they reverse in future years. The Company considered, at a lower weighting, the subjective positive evidence that it expects to increase its pre-tax income in future years as the homebuilding industry continues to recover and strengthen as currently projected by a composite of third-party sources, including the NAHB.  Therefore, at September 30, 2016, with this positive historical evidence and the projection of future profitability, management determined that there was sufficient positive evidence to conclude that it is more likely than not that we would realize our net federal and certain state deferred tax assets, resulting in a $117.6 million and $3.2 million benefit being recognized in our provision for income taxes for the third and fourth quarter of 2016, respectively.

Prior to the quarter ended June 30, 2016, the Company had given significant weight to the negative objective evidence of its three-year cumulative pre-tax loss position as a result of losses incurred in prior years during the housing downturn. As of June 30, 2016 and September 30, 2016, the Company had generated positive cumulative pre-tax income for the past three years and therefore, the prior year losses were weighted less than the recent positive financial results in the Company’s evaluation at September 30, 2016. Other negative subjective evidence, such as the cyclical, slower-than-anticipated housing market recovery, was considered at a lower weighting because the Company’s recent financial performance has been achieved in this environment.

As of December 31, 2016, we have certain states where we are not currently projecting future taxable income levels that would be sufficient to utilize the carryover net operating losses and as such continue to maintain a valuation allowance against certain of these state deferred tax assets. We will continue to assess quarterly whether it is more likely than not that some or all of these state deferred tax assets will be realizable in the future. Changes in the positive and negative evidence, including differences in the Company’s future operating results as compared to the estimates utilized in the determination of the valuation allowance, could result in changes in the Company’s estimate of the valuation allowance related to its tax benefits for state net operating loss carryforwards.

In 2016 we recorded a reduction to the valuation allowance of $131.7 million against our net deferred tax assets as we released valuation allowances on our net deferred tax assets as noted above. In 2015, we recorded a valuation allowance of $9.7 million related to our continuing operations. In 2014, we reduced our valuation allowance by $7.2 million due to the utilization of net operating losses against federal and state taxable income.

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

The following table shows the changes in our valuation allowance:

	2016	2015	2014
	(In thousands)
Balance at January 1,	$136,548	$133,183	$143,682
Additions charged to expense:
Continuing operations	—	9,679	—
Discontinued operations	—	—	131
Reductions credited to expense:
Continuing operations	(131,727)	—	(7,178)
Discontinued operations	—	(55)	—
Deductions	—	(6,259)	(3,452)
Balance at December 31,	$4,821	$136,548	$133,183

We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2016, 2015 or 2014. We had a total of $0.3 million and $0.3 million accrued for interest and penalties for our uncertain tax positions as of December 31, 2016 and 2015, respectively.

The following table shows the changes in the amount of our uncertain tax positions (exclusive of the effect of interest and penalties):

	2016	2015	2014
	(In thousands)
Balance at January 1,	$208	$378	$950
Tax positions taken in prior periods:
Gross increases	18	—	2
Gross decreases	—	—	—
Tax positions taken in current period:
Gross increases	23	12	13
Settlements with taxing authorities	—	—	—
Lapse of applicable statute of limitations	(0)	(182)	(587)
Balance at December 31,	$249	$208	$378

The balance for uncertain tax positions was $0.2 million as of December 31, 2016 excluding penalties and interest.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2012. We report in 41 states with various years open to examination.

13. Employee Benefit Plans

As a result of the ProBuild acquisition we maintain two active defined contribution 401(k) plans. Our employees are eligible to participate in the plans subject to certain employment eligibility provisions. Participants can contribute up to 15% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $4.6 million, $6.5 million and $0.4 million in 2016, 2015 and 2014, respectively, for contributions to the plan.

Through the ProBuild acquisition, the Company acquired a defined benefit plan, the ProBuild Retirement Plan, which was terminated as of January 30, 2015. The Company has made all remaining plan benefit distributions and the plan was fully terminated and settled as of December 31, 2015.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the years ended December 31, 2016 and 2015 were not significant.

14. Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and they generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. We also lease certain properties from related parties, including current employees and non-affiliate stockholders. Total rent expense under operating leases was approximately $68.7 million, $43.6 million and $25.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $3.9 million as of December 31, 2016. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2017	$1,010	$67,213
2018	336	57,619
2019	350	46,536
2020	360	33,056
2021	375	22,915
Thereafter	1,019	56,192
	$3,450	$283,531

*	Includes related party future minimum commitments for noncancelable operating leases.

As of December 31, 2016, we had outstanding letters of credit totaling $84.8 million under our 2015 facility that principally support our self-insurance programs.

Beginning in the fourth quarter, the Company has seen an increased occurrence of known and threatened construction defect legal claims primarily in two states.  While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the complex nature of the claims.  Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have an adverse effect on the Company's financial position, results of operations or cash flows.

We are a party to various legal proceedings in the ordinary course of business. Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

15. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 400 locations operating in 40 states across the United States, which have been reorganized into nine geographical regions following the ProBuild acquisition.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, Income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total operations, for the years ended December 31, (in thousands):

	2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$1,204,099	$18,220	$18,660	$35,356
Southeast	1,367,933	11,384	19,956	37,158
South	1,704,753	22,139	22,331	69,846
West	1,939,206	33,775	27,143	72,649
Total reportable segments	6,215,991	85,518	88,090	215,009
All other	151,293	24,275	126,577	(193,340)
Total consolidated	$6,367,284	$109,793	$214,667	$21,669

	2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$626,985	$4,201	$7,508	$28,862
Southeast	917,022	5,296	14,598	14,607
South	1,073,240	10,649	12,707	50,878
West	786,476	5,824	6,118	35,170
Total reportable segments	3,403,723	25,970	40,931	129,517
All other	160,702	32,310	68,268	(147,961)
Total consolidated	$3,564,425	$58,280	$109,199	$(18,444)

	2014
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$229,998	$1,068	$3,634	$3,464
Southeast	672,059	2,743	11,925	5,465
South	558,446	2,621	7,666	17,804
West	—	—	—	—
Total reportable segments	1,460,503	6,432	23,225	26,733
All other	143,593	3,087	7,124	(7,472)
Total consolidated	$1,604,096	$9,519	$30,349	$19,261

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

Sales by product category were as follows for the years ended December 31:

	2016	2015	2014
	(In thousands)
Lumber & lumber sheet goods	$2,131,394	$1,129,684	$535,279
Windows, doors & millwork	1,286,151	818,131	446,433
Manufactured products	1,097,665	635,338	311,994
Gypsum, roofing & insulation	520,007	264,894	61,114
Siding, metal & concrete products	622,344	319,618	81,894
Other building & product services	709,723	396,760	167,382
Total sales	$6,367,284	$3,564,425	$1,604,096

In the above presentation of the Company’s net sales by product category, prior periods have been revised to reflect a re-categorization of certain product sales within the respective product categories to be consistent with how management views the business after further refinement from the ongoing evaluations following the ProBuild acquisition. Install labor sales are reflected in the “Other building products & services” category.

16. Related Party Transactions

Floyd F. Sherman, our chief executive officer, and Brett Milgrim, a member of the Company’s board of directors, serve on the board of directors for PGT, Inc.. We purchased windows from PGT, Inc. totaling $11.4 million, $9.3 million and $6.3 million in 2016, 2015 and 2014, respectively. We had accounts payable to PGT, Inc. in the amounts of $1.4 million and $1.1 million as of December 31, 2016 and 2015, respectively.

In 2016, 2015 and 2014, we paid approximately $0.7 million, $1.0 million and $0.9 million, respectively, in rental expense to employees or our non-affiliate stockholders for leases of land and buildings.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the years ended December 31, 2016, 2015 or 2014.

17. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2016 and 2015 (in thousands, except per share amounts):

	2016
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$1,397,114		$1,677,300		$1,745,958		$1,546,912
Gross margin	349,748		418,331		437,094		391,575
Net income (loss)	(16,980)	(1)	29,441	(2)	125,469	(3)	6,411	(4)
Net income (loss) per share
Basic	$(0.15)	(1)	$0.27	(2)	$1.13	(3)	$0.06	(4)
Diluted	$(0.15)	(1)	$0.26	(2)	$1.10	(3)	$0.06	(4)

	2015
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$370,986		$461,521		$1,276,063		$1,455,855
Gross margin	83,733		110,614		324,774		382,337
Net income (loss)	(7,070)	(5)	3,576	(6)	(8,757)	(7)	(10,580)	(8)
Net income (loss) per share
Basic	$(0.07)	(5)	$0.04	(6)	$(0.08)	(7)	$(0.10)	(8)
Diluted	$(0.07)	(5)	$0.03	(6)	$(0.08)	(7)	$(0.10)	(8)

(1)	Includes a gain on debt extinguishment of $7.8 million as discussed in Note 8 and a valuation allowance of $5.1 million as discussed in Note 12.
(2)	Includes a loss on debt extinguishment of $1.7 million as discussed in Note 8 and a valuation allowance of $(16.0) million as discussed in Note 12.
(3)	Includes a loss on debt extinguishment and financing costs of $53.3 million as discussed in Note 8 and a valuation allowance of $(117.6) million as discussed in Note 12.
(4)	Includes a loss on debt extinguishment of $9.7 million as discussed in Note 8 and a valuation allowance of $(3.2) million as discussed in Note 12.
(5)

Includes acquisition costs of $5.5 million as discussed in Note 3, fair value adjustments for the warrants of $0.2 million as discussed in Note 8 and a valuation allowance of $3.1 million as discussed in Note 12.

(6)

Includes acquisition costs of $6.4 million as discussed in Note 3, fair value adjustments for the warrants of $4.7 million as discussed in Note 8 and a valuation allowance of $(1.3) million as discussed in Note 12.

(7)	Includes acquisition costs of $8.8 million as discussed in Note 3, financing costs of $13.2 million as discussed in Note 8 and a valuation allowance of $1.1 million as discussed in Note 12.
(8)	Includes acquisition costs of $0.2 million as discussed in Note 3 and a valuation allowance of $6.8 million as discussed in Note 12.

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

In the below presentation of the Company’s net sales by product category, prior quarterly periods for 2016 and 2015 have been revised to reflect a re-categorization of certain product sales within the respective product categories to be consistent with how management views the business after further refinement from the ongoing evaluations following the ProBuild acquisition. Install labor sales are reflected in the “Other building products & services” category.

Sales by product category were as follows (in thousands):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Lumber & lumber sheet goods	$461,415	$560,877	$592,770	$516,332
Windows, doors & millwork	296,668	329,424	337,155	322,904
Manufactured products	236,233	286,446	301,563	273,423
Gypsum, roofing & insulation	112,302	138,662	145,618	123,425
Siding, metal & concrete products	131,966	168,070	176,557	145,751
Other building products & services	158,530	193,821	192,295	165,077
Net Sales	$1,397,114	$1,677,300	$1,745,958	$1,546,912

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Lumber & lumber sheet goods	$117,927	$144,974	$409,492	$457,291
Windows, doors & millwork	108,796	129,215	268,029	312,091
Manufactured products	74,307	98,634	223,258	239,139
Gypsum, roofing & insulation	13,690	17,394	108,045	125,765
Siding, metal & concrete products	18,595	25,152	127,930	147,941
Other building products & services	37,671	46,152	139,309	173,628
Net Sales	$370,986	$461,521	$1,276,063	$1,455,855

18. Subsequent Event

On February 23, 2017, we repriced our existing 2015 term loan through an amendment and extension of the term loan credit agreement providing for a $467.7 million senior secured term loan facility due 2024 (“2024 term loan”). This repricing reduces the interest rate by 0.75% and extends the maturity by 19 months to February 29, 2024.

The 2024 term loan bears interest based on either a eurodollar or base rate (a rate equal to the highest of an agreed commercially available benchmark rate, the federal funds effective rate plus 0.50% or the eurodollar rate plus 1.0%, as selected by the Company) plus, in each case, an applicable margin. The applicable margin in the 2024 term loan is (x) 3% in the case of Eurodollar rate loans and (y) 2% in the case of base rate loans. These rates represents a 0.75% reduction from the 2015 term loan.  Deutsche Bank AG New York Branch continues to serve as administrative agent and collateral agent under the 2024 term loan.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2016, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO  and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On February 23, 2017, we repriced our existing 2015 term loan with Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the lenders and financial institutions party thereto, pursuant to an amendment and extension of the term loan credit agreement providing for a $467.7 million senior secured term loan facility due 2024 (“2024 term loan”). This repricing reduces the interest rate by 0.75% and extends the maturity by 19 months to February 29, 2024.

The 2024 term loan bears interest based on either a eurodollar or base rate (a rate equal to the highest of an agreed commercially available benchmark rate, the federal funds effective rate plus 0.50% or the eurodollar rate plus 1.0%, as selected by the Company) plus, in each case, an applicable margin. The applicable margin in the 2024 term loan is (x) 3% in the case of Eurodollar rate loans and (y) 2% in the case of base rate loans. These rates represents a 0.75% reduction from the 2015 term loan.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2017 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2017 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 24, 2017 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2017 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 24, 2017 under the caption “Proposal 4 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.3

Supplemental Indenture to the Indenture dated as of July 31, 2015, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.4

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.1

Term Loan Credit Agreement, dated as of July 31, 2015, among Builders FirstSource, Inc., Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.2

First Amendment to Credit Agreement, dated as of August 22, 2016, by and among Builders FirstSource, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.3*

Second Amendment to Credit Facility, dated as of February 23, 2017, by and among Builders FirstSource, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders and financial institutions party thereto

10.4

Amended and Restated Senior Secured Revolving Credit Facility, dated as of July 31, 2015, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

Exhibit Number	Description
10.5

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.6

Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.7

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.8

Notes Collateral Agreement, dated as of August 22, 2016, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.9

Guarantee Agreement, dated as of July 31, 2015, among the guarantors party thereto and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.10

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.11

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.12+

Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.13+

Amendment No. 7 to the Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.14+

2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.15+

Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.16+

2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.17+

2007 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

10.18+

Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.19+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

Exhibit Number	Description
10.20+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.21+

2010 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement for Employee Directors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, File Number 0-51357)

10.22+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.23+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 5, 2014, File Number 0-51357)

10.24+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.25+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.26+

2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.27+

2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015, File Number 0-51357)

10.28+

2016 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016, File Number 0-51357)

10.29*+	Builders FirstSource, Inc. Amended and Restated Director Compensation Policy
10.30+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.31+

Employment Agreement, dated September 1, 2001, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.32+

Amendment to Employment Agreement, dated June 1, 2005, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.33+

Second Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Floyd F. Sherman (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.34+

Employment Agreement, dated February 23, 2010, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 26, 2010, File Number 0-51357)

10.35+

Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

Exhibit Number	Description
10.36+

Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.37+

Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.38+

Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.39*+	Employment Agreement, dated November 14, 2014, between Builders FirstSource, Inc. and Peter M. Jackson
14.1

Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

14.2

Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016, File Number 0-51357)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included as part of signature page)
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on March 1, 2017, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014, (ii) Consolidated Balance Sheets at December 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith
**

Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Floyd F. Sherman, our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2017

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

Signature	Title	Date

/s/ FLOYD F. SHERMAN	Chief Executive Officer and Director	March 1, 2017
Floyd F. Sherman	(Principal Executive Officer)

/s/ PETER M. JACKSON	Senior Vice President and Chief Financial Officer	March 1, 2017
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI COULTER	Vice President and Chief Accounting Officer	March 1, 2017
Jami Coulter	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	March 1, 2017
Paul S. Levy

/s/ CLEVELAND A. CHRISTOPHE	Director	March 1, 2017
Cleveland A. Christophe

/s/ DANIEL AGROSKIN	Director	March 1, 2017
Daniel Agroskin

/s/ ROBERT C. GRIFFIN	Director	March 1, 2017
Robert C. Griffin

/s/ KEVIN J. KRUSE	Director	March 1, 2017
Kevin J. Kruse

/s/ BRETT N. MILGRIM	Director	March 1, 2017
Brett N. Milgrim

/s/ CRAIG A. STEINKE	Director	March 1, 2017
Craig A. Steinke