Form 10-Q
period 2017-03-31
Builders FirstSource, Inc.
filed 2017-05-09
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 4, 2017 was 112,363,321.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2017	2016
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,533,064	$1,397,114
Cost of sales	1,157,012	1,047,366
Gross margin	376,052	349,748
Selling, general and administrative expenses	335,775	326,969
Income from operations	40,277	22,779
Interest expense, net	36,157	35,224
Income (loss) before income taxes	4,120	(12,445)
Income tax expense	298	4,535
Net income (loss)	$3,822	$(16,980)
Comprehensive income (loss)	$3,822	$(16,980)
Net income (loss) per share:
Basic	$0.03	$(0.15)
Diluted	$0.03	$(0.15)
Weighted average common shares:
Basic	111,964	109,913
Diluted	114,580	109,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,515	$14,449
Accounts receivable, less allowances of $14,090 and $11,571 at March 31, 2017 and December 31, 2016, respectively	622,580	569,208
Other receivables	43,587	55,781
Inventories, net	618,014	541,771
Other current assets	40,890	34,772
Total current assets	1,329,586	1,215,981
Property, plant and equipment, net	644,663	656,101
Assets held for sale	5,672	4,361
Goodwill	740,411	740,411
Intangible assets, net	152,477	159,373
Deferred income taxes	124,169	115,320
Other assets, net	18,912	18,340
Total assets	$3,015,890	$2,909,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$29,523	$35,606
Accounts payable	467,220	409,759
Accrued liabilities	192,980	293,115
Current maturities of long-term debt and lease obligations	16,144	16,217
Total current liabilities	705,867	754,697
Long-term debt and lease obligations, net of current maturities, debt discount and debt issuance costs	1,926,641	1,785,835
Other long-term liabilities	58,919	59,735
Total liabilities	2,691,427	2,600,267
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 112,356 and 111,564 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,123	1,115
Additional paid-in capital	529,992	527,868
Accumulated deficit	(206,652)	(219,363)
Total stockholders' equity	324,463	309,620
Total liabilities and stockholders' equity	$3,015,890	$2,909,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017	2016
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income (loss)	$3,822	$(16,980)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,592	30,791
Amortization and write-off of deferred loan costs	2,220	1,944
Amortization and write-off of debt discount	215	180
Gain on extinguishment of debt	—	(7,731)
Accretion of lease finance obligation	92	456
Deferred income taxes	40	4,342
Bad debt expense	681	368
Stock compensation expense	2,904	2,573
Net loss (gain) on sale of assets and asset impairments	3,145	(19)
Changes in assets and liabilities:
Receivables	(41,655)	(43,893)
Inventories	(76,243)	(26,755)
Other current assets	(6,118)	5,700
Other assets and liabilities	256	1,378
Accounts payable and checks outstanding	50,949	64,987
Accrued liabilities	(100,342)	(60,637)
Net cash used in operating activities	(136,442)	(43,296)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,778)	(8,978)
Proceeds from sale of property, plant and equipment	449	390
Net cash used in investing activities	(9,329)	(8,588)
Cash flows from financing activities:
Borrowings under revolving credit facility	457,000	221,000
Repayments under revolving credit facility	(315,000)	(222,000)
Repayments of long-term debt and other loans	(2,626)	(3,174)
Payments of loan costs	(2,765)	(4,423)
Exercise of stock options	1,701	194
Repurchase of common stock	(2,473)	(1,048)
Net cash provided by (used in) financing activities	135,837	(9,451)
Net change in cash and cash equivalents	(9,934)	(61,335)
Cash and cash equivalents at beginning of period	14,449	65,063
Cash and cash equivalents at end of period	$4,515	$3,728

Supplemental disclosure of non-cash activities

For the three months ended March 31, 2016 the Company retired assets subject to lease finance obligations of $10.6 million and extinguished the related lease finance obligation of $10.6 million.  There were no assets subject to lease finance obligations retired during the three months ended March 31, 2017.

The company purchased equipment which was financed through capital lease obligations of $1.2 million and $1.0 million in the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2016	111,564	$1,115	$527,868	$(219,363)	$309,620
Vesting of restricted stock units	684	7	(7)	—	—
Stock compensation expense	—	—	2,904	—	2,904
Exercise of stock options	311	3	1,698	—	1,701
Repurchase of common stock	(203)	(2)	(2,471)	—	(2,473)
Cumulative effect adjustment (Note 1)	—	—	—	8,889	8,889
Net income	—	—	—	3,822	3,822
Balance at March 31, 2017	112,356	$1,123	$529,992	$(206,652)	$324,463

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers.  The company operates 400 locations in 40 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all recurring adjustments and normal accruals necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the dates and periods presented. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period. Intercompany transactions are eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2016 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2016 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Intangibles-Goodwill and Other topic of the Accounting Standards Codification (“Codification”) to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All of the other goodwill impairment guidance will remain largely unchanged, including the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This update is effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for annual or interim goodwill tests performed after January 1, 2017.  As such, the Company intends to adopt this guidance in the fourth quarter of 2017 in connection with its annual goodwill impairment test. This guidance will be applied on a prospective basis following adoption.

In January 2017, the FASB issued an update to the existing guidance under the Business Combinations topic of the Codification. This update revises the definition of a business. Under this guidance when substantially all of the assets acquired are concentrated in a single asset (or group of similar assets) the assets acquired would not be considered a business. If this initial screen is met the need for further assessment is eliminated. If this screen is not met in order to be considered a business an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2017. Early adoption of this guidance is permitted. This guidance requires prospective application following adoption. While the Company is still evaluating this updated guidance, the impact on our financial statements will depend upon the occurrence of any future acquisition activity.

In March 2016, the FASB issued an update to the existing guidance under the Compensation-Stock Compensation topic of the Codification. This update simplifies several aspects of accounting for stock compensation including accounting for income taxes, classification of awards as liabilities or equity, forfeitures and classification on the statement of cash flows. This update was effective for public companies for annual and interim reporting periods beginning after December 15, 2016. As such, we adopted this guidance effective January 1, 2017. The various aspects of this guidance require prospective, retrospective, or modified retrospective application. Upon adoption the Company recognized $8.9 million in previously unrecorded windfall benefits on a modified retrospective basis through a cumulative-effect adjustment to the beginning balance of our accumulated deficit. All windfalls or shortfalls are now recognized as a component of income tax expense in the period they occur. The Company elected to recognize the effect of pre-vesting forfeitures as they actually occur rather than estimating forfeitures each period.

In February 2016, the FASB issued an update to the existing guidance under Leases topic of the Codification. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has a significant number of leases, primarily related to real estate and rolling stock, which are accounted for as operating leases under existing guidance. We are currently evaluating the impact of this new guidance on our financial statements.

In July 2015, the FASB issued an update to the existing guidance under the Inventory topic of the Codification. This update changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. We adopted this guidance effective January 1, 2017 on a prospective basis. The adoption of this guidance did not have an impact on our financial statements.

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Subsequent to issuance of the original update the FASB issued several further updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. The Company intends to adopt this guidance beginning on January 1, 2018 on a modified retrospective basis. While we are still evaluating the impact of these updates on our financial statements, we anticipate this guidance will primarily impact our contracts with service elements and certain classifications within the statement of operations. Under current guidance, we generally recognize sales from contracts with service elements on the completed contract method as these contracts are usually completed within 30 days with the percentage of completion method applied on a limited basis to certain contracts. Percentage of completion revenue represents less than 2% of our consolidated sales for each period presented.

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

Our previously outstanding restricted stock shares included rights to receive dividends that were not subject to the risk of forfeiture even if the underlying restricted stock shares on which the dividends were paid did not vest. In accordance with the Earnings per Share topic of the Codification, unvested share-based payment awards that contain non-forfeitable rights to dividends are deemed participating securities and should be considered in the calculation of basic EPS. Since the restricted stock shares did not include an obligation to share in losses, they were included in our basic EPS calculation in periods of net income and excluded from our basic EPS calculation in periods of net loss. Accordingly, there were 13,000 restricted stock shares excluded from our calculation of basic EPS for the three months ended March 31, 2016 as we generated a net loss. There were no outstanding restricted stock shares as of March 31, 2017.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 3.2 million options and 2.2 million restricted stock units (“RSUs”) for the three months ended March 31, 2017.

For the purpose of computing diluted EPS, options to purchase 5.0 million shares of common stock and 2.2 million RSUs were not included in the computations of diluted EPS for the three months ended March 31, 2016 because their effect was anti-dilutive.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average shares for basic EPS	111,964	109,913
Dilutive effect of options and RSUs	2,616	─
Weighted average shares for diluted EPS	114,580	109,913

3. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
2022 facility	$142,000	$—
2023 notes	367,608	367,608
2024 notes	750,000	750,000
2024 term loan	466,481	467,650
Lease finance obligations	238,276	238,539
Capital lease obligations	7,542	7,427
	1,971,907	1,831,224
Unamortized debt discount and debt issuance costs	(29,122)	(29,172)
	1,942,785	1,802,052
Less: current maturities of long-term debt and lease obligations	16,144	16,217
Long-term debt and lease obligations, net of current maturities	$1,926,641	$1,785,835

2017 Debt Transactions

In the first quarter of 2017 the Company executed two debt transactions which are described in more detail below. These transactions included a repricing and extension of our $470.0 million term loan facility originally due 2022 (“2015 term loan”) as well as increasing the borrowing capacity and extending the maturity of our $800.0 million revolving credit facility (“2015 facility”). These transactions have further extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

Term Loan Amendment

On February 23, 2017, we repriced our 2015 term loan through an amendment and extension of the term loan credit agreement providing for a $467.7 million senior secured term loan facility due 2024 (“2024 term loan”). This repricing reduces the interest rate by 0.75% and extends the maturity by 19 months to February 29, 2024.

The 2024 term loan bears interest based on either a eurodollar or base rate (a rate equal to the highest of an agreed commercially available benchmark rate, the federal funds effective rate plus 0.50% or the eurodollar rate plus 1.0%, as selected by the Company) plus, in each case, an applicable margin. The applicable margin in the 2024 term loan is (x) 3% in the case of Eurodollar rate loans and (y) 2% in the case of base rate loans. These rates represents a 0.75% reduction from the 2015 term loan.  Deutsche Bank AG New York Branch continues to serve as administrative agent and collateral agent under the 2024 term loan agreement.

In connection with the 2024 term loan amendment we recognized $0.4 million in interest expense in the first quarter of 2017 related to the write-off of unamortized debt discount and debt issuance costs. We incurred $1.2 million in lender fees which, together with $10.0 million in remaining unamortized debt discount and debt issuance costs, have been recorded as a reduction of long-term debt and are being amortized over the remaining contractual life of the 2024 term loan using the effective interest method. In addition, we also incurred $1.4 million in various third-party fees and expenses related to the 2024 term loan amendment which were recorded to interest expense in the first quarter of 2017.

Revolving Credit Facility Amendment

On March 22, 2017, the Company extended the maturity date and increased the revolving commitments under its 2015 facility. This transaction resulted in an amended and restated $900.0 million revolving credit facility (“2022 facility”) and extended the maturity by 20 months to March 22, 2022. SunTrust Bank continues to serve as administrative agent and collateral agent under the 2022 facility agreement. All other material terms of the 2022 facility remain unchanged from those of the 2015 facility.

In connection with the 2022 facility amendment, we recognized $0.6 million in interest expense in the first quarter of 2017 related to the write-off of unamortized debt issuance costs. We incurred $1.6 million in lender and third-party fees which, together with $8.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the 2022 facility on a straight-line basis.

2022 Facility Borrowings

As of March 31, 2017, we have $142.0 million in borrowings outstanding under our 2022 facility. During the first three months of 2017, we borrowed $457.0 million and repaid $315.0 million at a weighted average interest rate of 3.3%.

2024 Term Loan

As of March 31, 2017, we have $466.5 million in borrowings outstanding under our 2024 term loan at a weighted average interest rate of 4.4%. During the first three months of 2017 we repaid $1.2 million of the 2024 term loan.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2017.

Fair Value

As of March 31, 2017 and December 31, 2016, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2023 notes, 2024 notes, and 2024 term loan at amortized cost. The fair values of the 2023 notes, the 2024 notes and the 2024 term loan at March 31, 2017 were approximately $426.7 million, $763.1 million and $466.5 million, respectively, and were determined using Level 2 inputs based on market prices.

4. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first quarter of 2017, our board of directors granted 405,000 RSUs to employees under our 2007 and 2014 Incentive Plans for which vesting is based solely on continuous employment over the requisite service period. 348,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years and 57,000 RSUs vest at 25% per year at each anniversary of the grant date over the next four years. The weighted average grant date fair value for these RSUs was $14.31 per share, which was based on the closing stock price on the grant dates.

Performance and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2017, our board of directors granted 174,000 RSUs to employees under our 2007 and 2014 Incentive Plans, that vest if the compound annual growth rate of the Company’s total sales in 2019 over 2016 exceeds a composite annual growth rate based on single-family housing starts, multi-family housing starts, and growth in repair and remodeling sales over the same period. Assuming continued employment and if the performance vesting condition is achieved, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $14.54 per share, which was based on the closing stock price on the grant dates.

Market and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2017, our board of directors granted 174,000 RSUs to employees under our 2007 and 2014 Incentive Plans for which vesting is contingent upon the Company’s total shareholder return exceeding the median total shareholder return of the Company’s peer group over a three year measurement period. Assuming continued employment and if the market vesting condition is met, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $11.49 per share, which was determined using the Monte Carlo simulation model using the following weighted average assumptions:

Expected volatility (company)	73.7%
Expected volatility (peer group median)	33.8%
Correlation between the company and peer group median	0.33
Expected dividend yield	0.00%
Risk-free rate	1.5%

The expected volatilities and correlation are based on the historical daily returns of our common stock and the common stocks of the constituents of the Company’s peer group over the most recent period equal to the measurement period. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the measurement period.

Stock Option Grant

In the first quarter of 2017, our board of directors granted 57,000 stock options to employees under our 2014 Incentive Plan. All the awards vest at 25% per year at each anniversary of the grant date over four years. The exercise price for the options was $12.94 per share, which was the closing stock price on the grant date. The weighted average grant date fair value of the options was $7.26 and was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

Expected life	6.0 years
Expected volatility	59.2%
Expected dividend yield	0.00%
Risk-free rate	2.2%

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

5. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2017	2016
Statutory federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax	5.7	4.9
Valuation allowance	—	(77.4)
Stock compensation windfall benefit	(41.5)	—
Permanent differences	0.4	1.1
Other	7.6	—
	7.2%	(36.4)%

As discussed in Note 1 the Company adopted updated guidance related to the accounting for stock compensation in the first quarter of 2017. As a result of this updated guidance all windfalls or shortfalls are now recognized as a component of income tax expense in the period they occur.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, as well as historical and forecasted financial results, the overall business environment, our industry's historic cyclicality, the reversal of existing deferred tax liabilities, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. As of March 31, 2017, the Company needed to generate approximately $311.5 million of pre-tax income in future periods to fully realize its net federal deferred tax assets.

We recorded a full valuation allowance in 2008 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. We remained in a cumulative three year loss position until the second quarter of 2016. In the third quarter of 2016 management determined that there was sufficient positive evidence to conclude that it is more likely than not that the valuation allowance should be released against our net federal and some state deferred tax assets.

As of March 31, 2017, we have certain states where we are not currently projecting future taxable income levels that would be sufficient to utilize the carryover net operating losses and as such continue to maintain a partial valuation allowance against certain of these state deferred tax assets. We will continue to evaluate our projections of future taxable income related to these states to assess whether it is more likely than not that some or all of these state deferred tax assets will be realizable in the future. There was no change to the valuation allowance against these state deferred tax assets during the three months ended March 31, 2017. We recorded an increase to the valuation allowance of $5.1 million for the three months ended March 31, 2016 against our net deferred tax assets as we generated a net operating loss during that period.

Section 382 of the Internal Revenue Code imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the

Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). In the first quarter of 2017 affiliates of a significant shareholder sold approximately 41.1% of their investment in the Company, which did not trigger a Section 382 Ownership change.  Future significant sales of our common stock could cause the Company to experience a Section 382 Ownership Change.  If the Company were to experience, a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis.

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

6. Commitments and Contingencies

Since the fourth quarter of 2016, the Company has seen an increased occurrence of known and threatened construction defect legal claims primarily in two states.  While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the complex nature of the claims.  Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have an adverse effect on the Company's financial position, results of operations or cash flows which could be material.

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

7. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across approximately 400 locations operating in 40 states across the United States, which are organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the periods indicated (in thousands):

	Three months ended March 31, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$282,770	$3,477	$4,899	$2,937
Southeast	353,974	2,506	5,325	10,062
South	449,852	4,793	5,584	21,342
West	409,037	6,939	7,099	(3,152)
Total reportable segments	1,495,633	17,715	22,907	31,189
All other	37,431	5,877	13,250	(27,069)
Total consolidated	$1,533,064	$23,592	$36,157	$4,120
	Three months ended March 31, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$258,020	$5,483	$4,150	$2,623
Southeast	306,607	3,170	4,316	6,948
South	405,397	6,070	5,179	15,860
West	385,979	9,654	6,118	(1,229)
Total reportable segments	1,356,003	24,377	19,763	24,202
All other	41,111	6,414	15,461	(36,647)
Total consolidated	$1,397,114	$30,791	$35,224	$(12,445)

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Lumber & lumber sheet goods	$530,695	$461,415
Manufactured products	269,819	236,233
Windows, doors & millwork	309,698	296,668
Gypsum, roofing & insulation	117,207	112,302
Siding, metal & concrete products	137,210	131,966
Other building products & services	168,435	158,530
Net sales	$1,533,064	$1,397,114

8. Related Party Transactions

Floyd F. Sherman, our chief executive officer, and Brett Milgrim, a member of the Company’s board of directors, serve on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $2.4 million and $2.1 million for the three months ended March 31, 2017 and 2016 respectively. We had accounts payable to PGT, Inc. in the amounts of $1.0 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three months ended March 31, 2017 and 2016.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

COMPANY OVERVIEW

We are a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The Company operates 400 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by both the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 821,000 as of March 31, 2017. However, single-family housing starts remain well below the historical average (from 1959 through 2016) of 1.0 million per year. The housing industry is currently experiencing a shortage of skilled construction labor, which we believe is constraining housing activity. Due to the lower levels in housing starts and increased competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will recover to the historical average in the long term and that the downturn in the housing industry was a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and home financing markets. We expect that our ability to remain competitive in this space as well as grow our market share will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

•

Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in order to realize increased efficiency and improved quality. Shortening cycle time from start to completion is a key imperative of the homebuilders during periods of strong consumer demand. While the conversion of customers to this product offering slowed during the downturn, we see the demand for prefabricated components increasing as the residential new construction market continues to strengthen and the availability of skilled construction labor remains limited.

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During the downturn, mortgage financing and commercial credit for smaller homebuilders was severely constrained and continues to slow a recovery in our industry despite some recent improvement. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover to the historical average until conditions in the consumer economy and credit markets further improve.

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

•	Reduction of Debt: As a result of the 2015 ProBuild acquisition, we have substantial indebtedness. Debt reduction will continue to be a key area of focus for the Company.

RECENT DEVELOPMENTS

In the first quarter of 2017, the Company executed two debt transactions which are described in more detail below. These transactions further extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

On February 23, 2017, we repriced and extended our $470.0 million term loan facility originally due in 2022 through an amendment and extension of the term loan credit agreement providing for a $467.7 million senior secured term loan facility due 2024 (“2024 term loan”). This repricing reduces the interest rate by 0.75% and extends the maturity by 19 months to February 29, 2024. As a result of this amendment, we recognized $1.8 million in interest expense in the first quarter of 2017, of which $1.4 million related to third-party fees incurred in connection with the transaction and $0.4 million related to the write-off of unamortized debt discount and debt issuance costs.

On March 22, 2017, the Company extended the maturity date and increased the revolving commitments under its existing $800.0 million revolving credit facility. This transaction resulted in an amended and restated $900.0 million revolving credit facility (“2022 facility”) with a maturity date of March 22, 2022. As a result of this amendment, we recognized $0.6 million in interest expense in the first quarter of 2017 related to the write-off of unamortized debt issuance costs.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the first quarter of 2017, actual U.S. single-family housing starts were 180,500, a 5.9% increase compared to the first quarter of 2016. U.S. single-family units under construction increased 6.3% during the first quarter of 2017 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor and the slow economic recovery, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 852,500 U.S single family housing starts for 2017, which is an increase of 9.1% from 2016. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 4.5% in 2017 compared to 2016.

Our net sales for the first quarter of 2017 were up 9.7% over the same period last year. We estimate that our sales volume increased 5.7%, while commodity price inflation resulted in an additional 4.0% increase in sales during the first quarter of 2017 compared to the first quarter of 2016. Our gross margin percentage decreased by 0.5% during the first quarter of 2017 compared to the first quarter of 2016. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the first quarter of 2017 relative to our short-term customer pricing commitments. We continue to invest in our business to improve our operating efficiency, which has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 21.9% in the first quarter of 2017, a 1.5% decrease from 23.4% in the first quarter of 2016. This decrease in selling, general and administrative expenses, as a percentage of net sales, was largely due to cost efficiencies, the decline in depreciation and amortization associated with acquired ProBuild assets, and commodity inflation cost leverage.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2017 and 2016, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2017	2016
Sales	100.0%	100.0%
Cost of sales	75.5%	75.0%
Gross margin	24.5%	25.0%
Selling, general and administrative expenses	21.9%	23.4%
Income from operations	2.6%	1.6%
Interest expense, net	2.4%	2.5%
Income tax expense	0.0%	0.3%
Net income (loss)	0.2%	(1.2)%

Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

Net Sales. Net sales for the three months ended March 31, 2017 were $1,533.1 million, a 9.7% increase over net sales of $1,397.1 million for the three months ended March 31, 2016. We estimate that our sales volume increased 5.7%, while commodity price inflation resulted in an additional 4.0% increase in sales during the first quarter of 2017 compared to the first quarter of 2016. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 5.9% and single-family units under construction increased 6.3% in the first quarter of 2017 compared to the first quarter of 2016.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2017		2016
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$530.7	34.6%	$461.4	33.0%	15.0%
Manufactured products	269.8	17.6%	236.2	16.9%	14.2%
Windows, doors & millwork	309.7	20.2%	296.7	21.2%	4.4%
Gypsum, roofing & insulation	117.2	7.6%	112.3	8.0%	4.4%
Siding, metal & concrete products	137.2	9.0%	132.0	9.5%	4.0%
Other building products & services	168.5	11.0%	158.5	11.4%	6.2%
Net sales	$1,533.1	100.0%	$1,397.1	100.0%	9.7%

We achieved increased net sales across all product categories primarily due to increased volume. The impact of commodity price inflation in the first quarter of 2017 resulted in the sales growth of our lumber and lumber sheet goods and manufactured products categories exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $26.3 million to $376.1 million. Our gross margin percentage decreased to 24.5% in the first quarter of 2017 from 25.0% in the first quarter of 2016, a 0.5% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the first quarter of 2017 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $8.8 million, or 2.7%. Our salaries and benefits expense was $212.4 million, an increase of $0.7 million from the first quarter of 2016. Office general and administrative expense increased $5.1 million and occupancy expense increased $0.7 million. In addition, we recognized a $3.0 million loss on the disposal of assets in the first quarter of 2017. These increases were partially offset by a $2.2 million decrease in delivery expense.

As a percentage of net sales, selling, general and administrative expenses decreased to 21.9% in the first quarter of 2017 from 23.4% in the first quarter of 2016, largely due to cost efficiencies, the decline in depreciation and amortization associated with acquired ProBuild assets, and commodity inflation cost leverage. As a percentage of net sales, salaries and benefits expense decreased 1.3% and delivery expense decreased 0.4%. Partially offsetting these decreases, as a percentage of net sales, loss on disposal of assets increased 0.2%.

Interest Expense, Net. Interest expense was $36.2 million in the first quarter of 2017, an increase of $0.9 million from the first quarter of 2016. Of this increase, $2.4 million relates to the 2024 term loan and 2022 facility amendments which were completed in the first quarter of 2017. In addition, interest expense in the first quarter of 2016 was reduced by a $7.8 million gain on debt extinguishment related to the note exchange transactions executed in that period. These increases were mostly offset by an $8.6 million decrease in interest expense in the first quarter of 2017 compared to the first quarter of 2016 attributable to reduced interest expense resulting from our debt transactions executed in fiscal year 2016 and the first quarter of 2017. The remaining change is largely due to reduced interest expense on lease obligations in the first quarter of 2017 compared to the same period last year.

Income Tax Expense. We recorded income tax expense of $0.3 million and $4.5 million in the first quarters of 2017 and 2016, respectively. We recorded a $5.1 million increase in the after tax non-cash valuation allowance on our net deferred tax assets in the first quarter of 2016. In the third quarter of 2016 we released the valuation allowance against our net federal and some state deferred tax assets. There was no change to the remaining valuation allowance in the first quarter of 2017. Our effective tax rate was 7.2% in the first quarter of 2017 primarily due to the effect of stock compensation windfall benefits. Our effective tax rate was (36.4%) in the first quarter of 2016 primarily due to the effect of the valuation allowance increase in that period.

Results by Reportable Segment

The following table shows net sales and income (loss) before income taxes by reportable segment (dollars in thousands):

	Three months ended March 31,
	Net sales					Income (loss) before income taxes
	2017	% of net sales	2016	% of net sales	% change	2017	% of net sales	2016	% of net sales	% change
Northeast	$282,770	18.9%	$258,020	19.0%	9.6%	$2,937	1.0%	$2,623	1.0%	12.0%
Southeast	353,974	23.7%	306,607	22.6%	15.4%	10,062	2.8%	6,948	2.3%	44.8%
South	449,852	30.1%	405,397	29.9%	11.0%	21,342	4.7%	15,860	3.9%	34.6%
West	409,037	27.3%	385,979	28.5%	6.0%	(3,152)	(0.8)%	(1,229)	(0.3)%	(156.5)%
	$1,495,633	100.0%	$1,356,003	100.0%		$31,189	2.1%	$24,202	1.8%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. Our reportable segments do not necessarily align with any single region as defined by the U.S Census Bureau.

According to the U.S. Census Bureau, actual single-family housing starts in the first quarter of 2017 increased 7.6%, 11.8%, 3.2% and 1.0% in the South region, Northeast region, West region and Midwest region, respectively. For the first quarter of 2017, we achieved increased net sales across all our reportable segments due to sales volume increases as well as commodity price inflation. However, our profitability decreased in our West reportable segment largely due to the impact of commodity price inflation relative to our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at March 31, 2017 consist of cash on hand and borrowing availability under our 2022 facility.

Our 2022 facility will be primarily used for working capital, general corporate purposes, and funding acquisitions. In addition, we may use the 2022 facility to facilitate debt consolidation. Availability under the 2022 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, including progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of March 31, 2017 and December 31, 2016 (in millions):

	As of
	March 31, 2017	December 31, 2016
Accounts Receivable Availability	$433.2	$403.5
Inventory Availability	371.1	332.0
Other Receivables Availability	31.2	27.9
Gross Availability	835.5	763.4
Less:
Agent Reserves	(28.0)	(26.9)
Plus:
Cash in Qualified Accounts	26.9	15.5
Borrowing Base	834.4	752.0
Aggregate Revolving Commitments	900.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	834.4	752.0
Less:
Outstanding Borrowings	(142.0)	—
Letters of Credit	(84.9)	(84.8)
Net Excess Borrowing Availability on Revolving Facility	$607.5	$667.2

As of March 31, 2017 we had $142.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $607.5 million after being reduced by outstanding letters of credit of approximately $84.9 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2017.

Liquidity

Our liquidity at March 31, 2017 was $612.0 million, which consists of net borrowing availability under the 2022 facility and cash on hand.

We substantially increased our indebtedness following completion of the 2015 ProBuild acquisition in comparison to our indebtedness on a recent historical basis, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2023 notes or 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

Cash used in operating activities was $136.4 million and $43.3 million for the three months ended March 31, 2017 and 2016, respectively. Our working capital increased $173.4 million in the first three months of 2017 compared to an increase of $60.6 million in the first three months of 2016. The change in working capital is largely due to seasonal increases in inventories as well as a decrease in accrued liabilities. The decrease in accrued liabilities was primarily due to a reduction in accrued payroll-related expenses and a decrease in accrued interest. These increases were partially offset by an increase in accounts payable due to increased purchases. The remaining change is primarily due to an increase in cash provided by operations due to increased sales and profitability during the three months ended March 31, 2017.

Cash used in investing activities was $9.3 million and $8.6 million for the three months ended March 31, 2017 and 2016, respectively. The change is primarily due to an increase in capital expenditures in 2017 compared to 2016.

Cash provided by financing activities was $135.8 million for the three months ended March 31, 2017 compared to cash used in financing activities of $9.5 million for the three months ended March 31, 2016. The change is primarily related to $142.0 million in net borrowings on our 2022 facility during the three months ended March 31, 2017 compared to a net repayment of $1.0 million during the three months ended March 31, 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2023 notes and 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At March 31, 2017, a 1.0% increase in interest rates would result in approximately $1.4 million in additional interest expense annually as we had $142.0 million in outstanding borrowings under the 2022 facility. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At March 31, 2017, a 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.6 million in additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2017, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2017 — January 31, 2017	54,414	$11.64	—	—
February 1, 2017 — February 28, 2017	148,743	12.38	—	—
March 1, 2017 — March 31, 2017	—	—	—	—
Total	203,157	$12.18	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6.  Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.3

Supplemental Indenture to the Indenture dated as of July 31, 2015, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.4

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.1

Second Amendment to Credit Facility, dated as of February 23, 2017, by and among Builders FirstSource, Inc., Deutsche Bank AG New York Branch, as administrative agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, File Number 0-51357)

10.2

Underwriting Agreement, dated March 2, 2017, among Builders FirstSource, Inc., Barclays Capital Inc., and JLL Building Holdings, LLC, as a selling stockholder (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 8, 2017, File Number 0-51357)

10.3

Amendment No. 1 to Credit Agreement, dated as of March 22, 2017, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2017, File Number 0-51357)

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
101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 9, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

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

BUILDERS FIRSTSOURCE, INC.

/s/ FLOYD F. SHERMAN
Floyd F. Sherman
Chief Executive Officer
(Principal Executive Officer)

May 9, 2017

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2017

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 9, 2017