Form 10-Q
period 2017-06-30
Builders FirstSource, Inc.
filed 2017-08-04
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 2, 2017 was 112,639,175.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,843,297	$1,677,300	$3,376,361	$3,074,415
Cost of sales	1,382,500	1,258,969	2,539,512	2,306,335
Gross margin	460,797	418,331	836,849	768,080
Selling, general and administrative expenses	369,456	341,909	705,231	668,878
Income from operations	91,341	76,422	131,618	99,202
Interest expense, net	33,710	42,802	69,867	78,027
Income before income taxes	57,631	33,620	61,751	21,175
Income tax expense	19,721	4,179	20,019	8,714
Net Income	$37,910	$29,441	$41,732	$12,461
Comprehensive Income	$37,910	$29,441	$41,732	$12,461
Net income per share:
Basic	$0.34	$0.27	$0.37	$0.11
Diluted	$0.33	$0.26	$0.36	$0.11
Weighted average common shares:
Basic	112,443	110,339	112,205	110,133
Diluted	115,465	113,504	115,025	112,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,931	$14,449
Accounts receivable, less allowances of $12,657 and $11,571 at June 30, 2017 and December 31, 2016, respectively	720,639	569,208
Other receivables	52,519	55,781
Inventories, net	651,041	541,771
Other current assets	39,331	34,772
Total current assets	1,470,461	1,215,981
Property, plant and equipment, net	643,295	656,101
Assets held for sale	4,493	4,361
Goodwill	740,411	740,411
Intangible assets, net	145,600	159,373
Deferred income taxes	108,636	115,320
Other assets, net	17,814	18,340
Total assets	$3,130,710	$2,909,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$32,687	$35,606
Accounts payable	503,533	409,759
Accrued liabilities	265,605	293,115
Current maturities of long-term debt and lease obligations	12,939	16,217
Total current liabilities	814,764	754,697
Long-term debt and lease obligations, net of current maturities, debt discount and debt issuance costs	1,887,802	1,785,835
Other long-term liabilities	61,039	59,735
Total liabilities	2,763,605	2,600,267
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 112,582 and 111,564 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,126	1,115
Additional paid-in capital	534,721	527,868
Accumulated deficit	(168,742)	(219,363)
Total stockholders' equity	367,105	309,620
Total liabilities and stockholders' equity	$3,130,710	$2,909,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2017	2016
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$41,732	$12,461
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	47,765	61,349
Amortization and write-off of deferred loan costs and debt discount	3,790	4,084
Gain on extinguishment of debt	—	(6,015)
Deferred income taxes	15,573	6,650
Bad debt expense	(588)	(87)
Stock compensation expense	6,379	5,127
Net loss on sale of assets and asset impairments	2,988	996
Changes in assets and liabilities:
Receivables	(147,501)	(124,728)
Inventories	(107,865)	(67,472)
Other current assets	(3,605)	3,448
Other assets and liabilities	3,417	3,663
Accounts payable and checks outstanding	89,226	111,741
Accrued liabilities	(27,657)	(43,016)
Net cash used in operating activities	(76,346)	(31,799)
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,568)	(22,672)
Proceeds from sale of property, plant and equipment	2,004	923
Cash used for acquisitions, net	—	(3,970)
Net cash used in investing activities	(22,564)	(25,719)
Cash flows from financing activities:
Borrowings under revolving credit facility	687,000	479,000
Repayments under revolving credit facility	(588,000)	(435,000)
Repayments of long-term debt and other loans	(5,294)	(42,189)
Payments of debt extinguishment costs	—	(1,050)
Payments of loan costs	(2,799)	(4,452)
Exercise of stock options	2,958	3,430
Repurchase of common stock	(2,473)	(1,092)
Net cash provided by (used in) financing activities	91,392	(1,353)
Net change in cash and cash equivalents	(7,518)	(58,871)
Cash and cash equivalents at beginning of period	14,449	65,063
Cash and cash equivalents at end of period	$6,931	$6,192

Supplemental disclosure of non-cash activities

For the six months ended June 30, 2017 and 2016, the Company retired assets subject to lease finance obligations of $5.9 million and $11.6 million and extinguished the related lease finance obligation of $5.9 million and $11.6 million, respectively.

The Company purchased equipment which was financed through capital lease obligations of $9.9 million and $5.3 million in the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2016	111,564	$1,115	$527,868	$(219,363)	$309,620
Vesting of restricted stock units	684	7	(7)	—	—
Stock compensation expense	—	—	6,379	—	6,379
Exercise of stock options	537	6	2,952	—	2,958
Repurchase of common stock	(203)	(2)	(2,471)	—	(2,473)
Cumulative effect adjustment (Note 1)	—	—	—	8,889	8,889
Net income	—	—	—	41,732	41,732
Balance at June 30, 2017	112,582	$1,126	$534,721	$(168,742)	$367,105

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Compensation-Stock Compensation topic of the Accounting Standards Codification (“Codification”) to clarify when modification accounting would be applied for a change to the terms or conditions of a share-based award. Under this new guidance modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is required to be adopted on a prospective basis for annual periods beginning on or after December 15, 2017 with early adoption permitted. The Company does not regularly modify the terms and conditions of its share-based awards and does not expect the adoption of this guidance to have a significant impact on our financial statements.

In January 2017, the FASB issued an update to the existing guidance under the Intangibles-Goodwill and Other topic of the Codification to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All of the other goodwill impairment guidance will remain largely unchanged, including the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This update is effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for annual or interim goodwill tests performed after January 1, 2017.  As such, the Company intends to adopt this guidance in the fourth quarter of 2017 in connection with its annual goodwill impairment test. This guidance will be applied on a prospective basis following adoption.

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

In February 2016, the FASB issued an update to the existing guidance under the Leases topic of the Codification. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has a significant number of leases, primarily related to real estate and rolling stock, which are accounted for as operating leases under existing guidance. While we are currently evaluating the impact of this new guidance on our financial statements, we are expecting a significant impact to our balance sheet upon adoption.

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

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Subsequent to issuance of the original update, the FASB issued several further updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. The Company intends to adopt this guidance beginning on January 1, 2018 on a modified retrospective basis. While we are still evaluating the impact of these updates on our financial statements, we anticipate that this guidance will primarily impact our contracts with service elements. Under current guidance, we recognize sales from contracts with service elements on the completed contract method when these contracts are completed within 30 days. The remaining contracts with service elements are recognized under the percentage of completion method.  Under this updated guidance, we anticipate that revenue related to our contracts with service elements will generally be recognized over time based on the extent of progress towards completion of the performance obligation because of continuous transfer of control to the customer. We anticipate the impact from adoption to primarily be associated with deferred revenue on contracts outstanding at December 31, 2017 accounted for under the completed contract method, which is anticipated to be generally recognized earlier under this new guidance.

2. Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with the Earnings per Share topic of the FASB Accounting Standards Codification (“Codification”), which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 3.0 million options and 2.2 million restricted stock units (“RSUs”) for the three and six months ended June 30, 2017. Weighted average shares outstanding have been adjusted for common shares underlying 4.3 million options and 2.2 million RSUs for the three and six months ended June 30, 2016.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares for basic EPS	112,443	110,339	112,205	110,133
Dilutive effect of options and RSUs	3,022	3,165	2,820	2,789
Weighted average shares for diluted EPS	115,465	113,504	115,025	112,922

3. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
2022 facility	$99,000	$—
2023 notes	367,608	367,608
2024 notes	750,000	750,000
2024 term loan	465,300	467,650
Lease finance obligations	231,975	238,539
Capital lease obligations	15,131	7,427
	1,929,014	1,831,224
Unamortized debt discount and debt issuance costs	(28,273)	(29,172)
	1,900,741	1,802,052
Less: current maturities of long-term debt and lease obligations	12,939	16,217
Long-term debt and lease obligations, net of current maturities	$1,887,802	$1,785,835

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

2022 Facility Borrowings

As of June 30, 2017, we have $99.0 million in borrowings outstanding under our 2022 facility. During the first six months of 2017, we borrowed $687.0 million and repaid $588.0 million at a weighted average interest rate of 2.8%.

2024 Term Loan

As of June 30, 2017, we have $465.3 million in borrowings outstanding under our 2024 term loan at a weighted average interest rate of 4.3%. During the first six months of 2017, we repaid $2.4 million of the 2024 term loan.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2017.

Fair Value

As of June 30, 2017 and December 31, 2016, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2023 notes, 2024 notes, and 2024 term loan at amortized cost. The fair values of the 2023 notes, the 2024 notes and the 2024 term loan at June 30, 2017 were approximately $425.4 million, $781.8 million and $464.7 million, respectively, and were determined using Level 2 inputs based on market prices.

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

5. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	5.0	5.0	5.1	5.1
Valuation allowance	(6.4)	(29.5)	(6.0)	(1.3)
Stock compensation windfall benefit	(0.6)	—	(3.4)	—
Permanent differences	1.4	1.9	1.3	2.4
Other	(0.2)	0.0	0.4	0.0
	34.2%	12.4%	32.4%	41.2%

As discussed in Note 1 the Company adopted updated guidance related to the accounting for stock compensation in the first quarter of 2017. As a result of this updated guidance all windfalls or shortfalls are now recognized as a component of income tax expense in the period they occur.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, as well as historical and forecasted financial results, the overall business environment, our industry's historic cyclicality, the reversal of existing deferred tax liabilities, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. As of June 30, 2017, the Company needed to generate approximately $262.9 million of pre-tax income in future periods to fully realize its net federal deferred tax assets.

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

During the second quarter of 2017, as a result of executing certain tax planning strategies related to legal entity conversions, we consider it more likely than not that we will utilize almost all of our state net operating loss carryovers. Therefore, we recorded a reduction to the associated valuation allowance of $3.7 million for the three and six months ended June 30, 2017.  We recorded reductions to the valuation allowance of $16.0 million and $10.9 million for the three and six months ended June 30, 2016, respectively, against our net deferred tax assets as we generated income during those periods.

Section 382 of the Internal Revenue Code imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). In the first quarter of 2017, affiliates of a significant shareholder sold approximately 41.1% of their investment in the Company, which did not trigger a Section 382 Ownership change.  Future significant sales of our common stock could cause the Company to experience a Section 382 Ownership Change.  If the Company were to experience a Section 382 Ownership Change, an annual limitation would be imposed on certain of the Company’s tax attributes, including NOL and capital loss carryforwards, and certain other losses, credits, deductions or tax basis.

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

6. Commitments and Contingencies

Since the fourth quarter of 2016, the Company has seen an increased occurrence of known and threatened construction defect legal claims primarily in two states. While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the complex nature of the claims.  Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on the Company's financial position, results of operations or cash flows.

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

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

In addition to our reportable segments, our consolidated results include corporate overhead, other various operating activities that are not internally allocated to a geographical region nor separately reported as a single unit to the CODM, and certain reconciling items primarily related to allocations of corporate overhead and rent expense, which have collectively been presented as “All Other”.  The accounting policies of the segments are consistent with those referenced in Note 1, except for noted reconciling items.

The following tables present Net sales, income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the periods indicated (in thousands):

	Three months ended June 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$325,526	$3,475	$5,353	$11,853
Southeast	389,743	2,687	5,866	14,356
South	481,099	4,936	6,138	25,165
West	589,241	7,126	8,064	36,647
Total reportable segments	1,785,609	18,224	25,421	88,021
All other	57,688	5,949	8,289	(30,390)
Total consolidated	$1,843,297	$24,173	$33,710	$57,631
	Three months ended June 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$325,765	$5,406	$4,608	$12,456
Southeast	363,982	3,134	4,751	12,702
South	427,727	5,812	5,661	19,822
West	522,812	9,733	7,092	28,477
Total reportable segments	1,640,286	24,085	22,112	73,457
All other	37,014	6,473	20,690	(39,837)
Total consolidated	$1,677,300	$30,558	$42,802	$33,620

	Six months ended June 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$608,296	$6,953	$10,252	$14,790
Southeast	743,716	5,193	11,191	24,418
South	930,952	9,729	11,722	46,496
West	998,278	14,064	15,164	33,495
Total reportable segments	3,281,242	35,939	48,329	119,199
All other	95,119	11,826	21,538	(57,448)
Total consolidated	$3,376,361	$47,765	$69,867	$61,751
	Six months ended June 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$583,785	$10,889	$8,758	$15,065
Southeast	670,588	6,304	9,066	19,650
South	833,124	11,882	10,841	35,673
West	908,791	19,386	13,211	27,248
Total reportable segments	2,996,288	48,461	41,876	97,636
All other	78,127	12,888	36,151	(76,461)
Total consolidated	$3,074,415	$61,349	$78,027	$21,175

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lumber & lumber sheet goods	$657,016	$560,877	$1,187,711	$1,022,292
Manufactured products	312,496	286,446	582,315	522,679
Windows, doors & millwork	359,514	329,424	669,212	626,092
Gypsum, roofing & insulation	144,250	138,662	261,457	250,964
Siding, metal & concrete products	178,208	168,070	315,418	300,036
Other building products & services	191,813	193,821	360,248	352,352
Net sales	$1,843,297	$1,677,300	$3,376,361	$3,074,415

8. Related Party Transactions

Floyd F. Sherman, our chief executive officer, and Brett Milgrim, a member of the Company’s board of directors, serve on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $4.1 million and $3.1 million for the three months ended June 30, 2017 and 2016 respectively. We purchased windows from PGT, Inc. totaling $6.5 million and $5.2 million for the six months ended June 30, 2017 and 2016 respectively. We had accounts payable to PGT, Inc. in the amounts of $1.7 million and $1.4 million as of June 30, 2017 and December 31, 2016, respectively.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three and six months ended June 30, 2017 and 2016.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by both the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the annualized rate for U.S. single-family housing starts was 849,000 as of June 30, 2017. However, single-family housing starts remain well below the normalized historical average of 1.1 million per year. The housing industry is currently experiencing a shortage of skilled construction labor, which we believe is constraining housing activity. Due to the lower levels in housing starts and substantial competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will recover to the historical average in the long term and that the downturn in the housing industry was a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, the availability of suitable building lots, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During the downturn, mortgage financing and commercial credit for smaller homebuilders was severely constrained and continues to slow a recovery in our industry despite some recent improvement. As the housing industry is dependent upon the economy as well as potential homebuyers’ access to mortgage financing and homebuilders’ access to commercial credit, it is likely that the housing industry will not fully recover to the historical average until conditions in the consumer economy and credit markets further improve.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the second quarter of 2017, actual U.S. single-family housing starts were 237,300, a 9.0% increase compared to the second quarter of 2016. U.S. single-family units under construction increased 6.8% during the second quarter of 2017 compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor and the slow economic recovery, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 855,000 U.S single family housing starts for 2017, which is an increase of 9.4% from 2016. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 4.5% in 2017 compared to 2016.

Our net sales for the second quarter of 2017 were up 9.9% over the same period last year. We estimate that our sales volume increased 3.8%, while commodity price inflation resulted in an additional 6.1% increase in sales during the second quarter of 2017 compared to the second quarter of 2016. Our gross margin percentage increased by 0.1% during the second quarter of 2017 compared to the second quarter of 2016. Our gross margin percentage increased due to procurement savings, which were mostly offset by commodity price inflation during the second quarter of 2017 relative to our short-term customer pricing commitments. We continue to invest in our business to improve our operating efficiency, which has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 20.0% in the second quarter of 2017, a 0.4% decrease from 20.4% in the second quarter of 2016. This decrease in selling, general and administrative expenses, as a percentage of net sales, was primarily attributable to the decline in depreciation and amortization on acquired ProBuild assets, offset by investments the Company made towards growth initiatives, including additional sales associates.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2017 and 2016, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.0%	75.1%	75.2%	75.0%
Gross margin	25.0%	24.9%	24.8%	25.0%
Selling, general and administrative expenses	20.0%	20.4%	20.9%	21.8%
Income from operations	5.0%	4.5%	3.9%	3.2%
Interest expense, net	1.8%	2.6%	2.1%	2.5%
Income tax expense	1.1%	0.2%	0.6%	0.3%
Net income	2.1%	1.7%	1.2%	0.4%

Three Months Ended June 30, 2017 Compared with the Three Months Ended June 30, 2016

Net Sales. Net sales for the three months ended June 30, 2017 were $1,843.3 million, a 9.9% increase over net sales of $1,677.3 million for the three months ended June 30, 2016. We estimate that our sales volume increased 3.8%, while commodity price inflation resulted in an additional 6.1% increase in sales during the second quarter of 2017 compared to the second quarter of 2016. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 9.0% and single-family units under construction increased 6.8% in the second quarter of 2017 compared to the second quarter of 2016.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2017		2016
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$657.0	35.6%	$560.9	33.4%	17.1%
Manufactured products	312.5	17.0%	286.4	17.1%	9.1%
Windows, doors & millwork	359.5	19.5%	329.4	19.6%	9.1%
Gypsum, roofing & insulation	144.2	7.8%	138.7	8.3%	4.0%
Siding, metal & concrete products	178.2	9.7%	168.1	10.0%	6.0%
Other building products & services	191.9	10.4%	193.8	11.6%	(1.0)%
Net sales	$1,843.3	100.0%	$1,677.3	100.0%	9.9%

The impact of commodity price inflation in the second quarter of 2017 resulted in the sales growth of our lumber and lumber sheet goods category exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $42.5 million to $460.8 million. Our gross margin percentage increased to 25.0% in the second quarter of 2017 from 24.9% in the second quarter of 2016, a 0.1% increase. Our gross margin percentage increased due to procurement savings, which was mostly offset by commodity price inflation during the second quarter of 2017 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $27.5 million, or 8.1%. Our salaries and benefits expense was $244.7 million, an increase of $20.2 million from the second quarter of 2016, and stock compensation expense increased $0.9 million. Office general and administrative expense increased $5.3 million and occupancy expense increased $2.9 million. These increases were partially offset by a $1.5 million decrease in delivery expense.

As a percentage of net sales, selling, general and administrative expenses decreased to 20.0% in the second quarter of 2017 from 20.4% in the second quarter of 2016, primarily attributable to the decline in depreciation and amortization on acquired ProBuild assets, offset by investments the Company made towards growth initiatives, including additional sales associates.  As a percentage of net sales, salaries and benefits expense decreased 0.1% and delivery expense decreased 0.3%. Partially offsetting these decreases, as a percentage of net sales, office general and administrative expense increased 0.1%.

Interest Expense, Net. Interest expense was $33.7 million in the second quarter of 2017, a decrease of $9.1 million from the second quarter of 2016. Of this decrease $7.2 million was attributable to reduced interest expense resulting from our debt transactions executed in fiscal year 2016 and the first quarter of 2017. In addition, in the second quarter of 2016 interest expense was increased by a loss on debt extinguishment of $1.7 million related to the note redemption transaction executed in that period.

Income Tax Expense. We recorded income tax expense of $19.7 million and $4.2 million in the second quarters of 2017 and 2016, respectively. We recorded reductions of $3.7 million and $16.0 million in the after tax non-cash valuation allowance on our net deferred tax assets in the second quarters of 2017 and 2016, respectively. Our effective tax rate was 12.4% in the second quarter of 2016 primarily due to the effect of the valuation allowance decrease in that period as we carried a full valuation allowance against our deferred tax assets at June 30, 2016.  In the third quarter of 2016 we released the valuation allowance against our net federal and some state deferred tax assets. Our effective tax rate was 34.2% in the second quarter of 2017. The decrease from our annual effective rate was primarily attributable to tax planning strategies executed during the second quarter of 2017. As a result, we consider it more likely than not that we will utilize our state net operating loss carryovers before they expire.

Six Months Ended June 30, 2017 Compared with the Six Months Ended June 30, 2016

Net Sales. Net sales for the six months ended June 30, 2017 were $3,376.4 million, a 9.8% increase over net sales of $3,074.4 million for the six months ended June 30, 2016. We estimate that our sales volume increased 4.7%, while commodity price inflation resulted in an additional 5.1% increase in sales during the first six months of 2017 compared to the first six months of 2016. According to the U.S. Census Bureau, actual U.S. single-family housing starts increased 7.9% and single-family units under construction increased 6.6% during the first six months of 2017 compared to the first six months of 2016.

The following table shows net sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2017		2016
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,187.7	35.2%	$1,022.3	33.2%	16.2%
Manufactured products	582.3	17.2%	522.7	17.0%	11.4%
Windows, doors & millwork	669.2	19.8%	626.1	20.4%	6.9%
Gypsum, roofing & insulation	261.5	7.8%	251.0	8.2%	4.2%
Siding, metal & concrete products	315.4	9.3%	300.0	9.7%	5.1%
Other building products & services	360.3	10.7%	352.3	11.5%	2.2%
Net sales	$3,376.4	100.0%	$3,074.4	100.0%	9.8%

We achieved increased net sales across all of our product categories. The impact of commodity price inflation in the first six months of 2017 resulted in the sales growth of our lumber and lumber sheet goods and manufactured products categories exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $68.8 million to $836.8 million. Our gross margin percentage decreased to 24.8% in the first six months of 2017 from 25.0% in the first six months of 2016, a 0.2% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the first six months of 2017 relative to our short-term customer pricing commitments, which was mostly offset by procurement savings.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $36.4 million, or 5.4%. Our salaries and benefits expense was $457.1 million, an increase of $20.9 million from the first six months of 2016, and stock compensation expense increased $1.3 million. Office general and administrative expense increased $10.5 million and occupancy expense increased $3.4 million. In addition, we recognized a $3.2 million increase in loss on the disposal of assets in the first six months of 2017. These increases were partially offset by a $3.7 million decrease in delivery expense.

As a percentage of net sales, selling, general and administrative expenses decreased to 20.9% in the first six months of 2017 from 21.8% in the first six months of 2016, largely due to the decline in depreciation and amortization on acquired ProBuild assets and cost savings realized in the first quarter of 2017. As a percentage of net sales, salaries and benefits expense decreased 0.6% and delivery expense decreased 0.4%. Partially offsetting these decreases, as a percentage of net sales, office general and administrative expense increased 0.1%.

Interest Expense, Net. Interest expense was $69.9 million for the six months ended June 30, 2017, a decrease of $8.2 million from the six months ended June 30, 2016. Of this decrease, $15.8 million was attributable to reduced interest expense resulting from our debt transactions executed in fiscal year 2016 and the first quarter of 2017. Partially offsetting this decrease, interest expense for the six months ended June 30, 2017 increased $2.4 million related to the 2024 term loan and 2022 facility amendments which were completed in the first quarter of 2017. In addition, interest expense for the six months ended June 30, 2016 was reduced by a $6.0 million net gain on debt extinguishment related to the note exchange and redemption transactions executed in that period. The remaining change is largely due to reduced interest expense on lease obligations in the first six months of 2017 compared to the same period last year.

Income Tax Expense. We recorded income tax expense of $20.0 million and $8.7 million for the six months ended June 30, 2017 and 2016, respectively. We recorded reductions of $3.7 million and $10.9 million in the after tax non-cash valuation allowance on our net deferred tax assets for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was 41.2% for the six months ended June 30, 2016 primarily due to state income taxes. In the third quarter of 2016 we released the valuation allowance against our net federal and some state deferred tax assets. Our effective tax rate was 32.4% for the six months ended June 30, 2017. The decrease from our annual effective rate was primarily attributable to tax planning strategies executed during the six months ended June 30, 2017. As a result, we consider it more likely than not that we will utilize our state net operating loss carryovers before they expire.

Results by Reportable Segment

The following table shows net sales and income before income taxes by reportable segment (dollars in thousands):

	Three months ended June 30,
	Net sales					Income before income taxes
	2017	% of net sales	2016	% of net sales	% change	2017	% of net sales	2016	% of net sales	% change
Northeast	$325,526	18.2%	$325,765	19.8%	(0.1)%	$11,853	3.6%	$12,456	3.8%	(4.8)%
Southeast	389,743	21.8%	363,982	22.2%	7.1%	14,356	3.7%	12,702	3.5%	13.0%
South	481,099	27.0%	427,727	26.1%	12.5%	25,165	5.2%	19,822	4.6%	27.0%
West	589,241	33.0%	522,812	31.9%	12.7%	36,647	6.2%	28,477	5.4%	28.7%
	$1,785,609	100.0%	$1,640,286	100.0%		$88,021	4.9%	$73,457	4.5%

	Six months ended June 30,
	Net sales					Income before income taxes
	2017	% of net sales	2016	% of net sales	% change	2017	% of net sales	2016	% of net sales	% change
Northeast	$608,296	18.5%	$583,785	19.5%	4.2%	$14,790	2.4%	$15,065	2.6%	(1.8)%
Southeast	743,716	22.7%	670,588	22.4%	10.9%	24,418	3.3%	19,650	2.9%	24.3%
South	930,952	28.4%	833,124	27.8%	11.7%	46,496	5.0%	35,673	4.3%	30.3%
West	998,278	30.4%	908,791	30.3%	9.8%	33,495	3.4%	27,248	3.0%	22.9%
	$3,281,242	100.0%	$2,996,288	100.0%		$119,199	3.6%	$97,636	3.3%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. Our reportable segments do not necessarily align with any single region as defined by the U.S Census Bureau.

According to the U.S. Census Bureau, actual single-family housing starts in the second quarter of 2017 increased 5.2%, 23.7% and 13.2% in the South, West and Midwest regions, respectively, compared to the second quarter of 2016. However, actual single-family housing starts in the Northeast region decreased 12.9% in the second quarter of 2017 compared to the second quarter of 2016. For the second quarter of 2017, we achieved increased net sales and profitability across our Southeast, South and West reportable segments. However, our net sales and profitability decreased in our Northeast reportable segment primarily due to a decline in sales volume in that segment. The effect of decreased volume on net sales for the Northeast reportable segment was mostly offset by commodity price inflation.

According to the U.S. Census Bureau, actual single-family housing starts in the first six months of 2017 increased 6.9%, 14.0% and 8.5% in the South, West and Midwest regions, respectively, compared to the first six months of 2016. However, actual single-family housing starts in the Northeast region decreased 5.2% in the first six months of 2017 compared to the first six months of 2016. For the first six months of 2017, we achieved increased net sales and profitability across our Southeast, South and West reportable segments. We also achieved increased net sales in our Northeast reportable segment. However, our profitability decreased in this segment largely due to the impact of commodity price inflation relative to our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at June 30, 2017 consist of cash on hand and borrowing availability under our 2022 facility.

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

The following table shows our borrowing base and excess availability as of June 30, 2017 and December 31, 2016 (in millions):

	As of
	June 30, 2017	December 31, 2016
Accounts Receivable Availability	$504.7	$403.5
Inventory Availability	413.8	332.0
Other Receivables Availability	36.4	27.9
Gross Availability	954.9	763.4
Less:
Agent Reserves	(27.4)	(26.9)
Plus:
Cash in Qualified Accounts	32.3	15.5
Borrowing Base	959.8	752.0
Aggregate Revolving Commitments	900.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	752.0
Less:
Outstanding Borrowings	(99.0)	—
Letters of Credit	(84.9)	(84.8)
Net Excess Borrowing Availability on Revolving Facility	$716.1	$667.2

As of June 30, 2017 we had $99.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $716.1 million after being reduced by outstanding letters of credit of approximately $84.9 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2017.

Liquidity

Our liquidity at June 30, 2017 was $723.0 million, which consists of net borrowing availability under the 2022 facility and cash on hand.

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

Consolidated Cash Flows

Cash used in operating activities was $76.3 million and $31.8 million for the six months ended June 30, 2017 and 2016, respectively. The $44.5 million increase in cash used in operations was primarily the result of our working capital increase of $197.4 million in the first six months of 2017 exceeding the working capital increase of $120.0 million for the first six months of 2016. This seasonal investment in working capital, primarily related to accounts receivable and inventory, increased in the first half of 2017 compared to the first half of 2016 due to a $301.9 million increase in sales over the same period. Our accounts receivable days decreased in the first six months of 2017 compared to the first six months of 2016 while inventory turns were consistent with the prior year. The impact of the working capital increase was partially offset by a $28.5 million decrease in cash interest payments for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Cash used in investing activities was $22.6 million and $25.7 million for the six months ended June 30, 2017 and 2016, respectively. The change is primarily due to $4.0 million in cash used for acquisitions in the first six months of 2016. In addition, proceeds from the sale of property, plant and equipment increased $1.1 million. These decreases in cash used in investing activities was partially offset by a $1.9 million increase in capital expenditures in the first six months of 2017 compared to the first six months of 2016.

Cash provided by financing activities was $91.4 million for the six months ended June 30, 2017 compared to cash used in financing activities of $1.4 million for the six months ended June 30, 2016. The change is primarily related to $99.0 million in net borrowings on our 2022 facility during the six months ended June 30, 2017 compared to net borrowings of $44.0 million during the six months ended June 30, 2016. In addition, repayments of long-term debt were $5.3 million for the first six months of 2017 compared to $42.2 million in the first months of 2016. In the first six months of 2016 we also paid $1.1 million in redemption premiums in connection with our note redemption transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2023 notes and 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At June 30, 2017, a 1.0% increase in interest rates would result in approximately $1.0 million in additional interest expense annually as we had $99.0 million in outstanding borrowings under the 2022 facility. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At June 30, 2017, a 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.7 million in additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2017, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  — OTHER INFORMATION

Item 1. Legal Proceedings

Since the fourth quarter of 2016, the Company has seen an increased occurrence of known and threatened construction defect legal claims primarily in two states. While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the complex nature of the claims.  Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on the Company's financial position, results of operations or cash flows.

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

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
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 5, 2007, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.3

Supplemental Indenture, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.4

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.1*	Third Amendment to Employment, dated as of May 19, 2017, between Builders FirstSource, Inc. and Floyd F. Sherman
10.2*	First Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and M. Chad Crow
10.3*	Second Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Morris E. Tolly
10.4*	Second Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Donald F. McAleenan
10.5*	First Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Peter M. Jackson
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 4, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

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

August 4, 2017

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 4, 2017

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 4, 2017