Form 10-Q
period 2017-09-30
Builders FirstSource, Inc.
filed 2017-11-09
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 7, 2017 was 112,941,304.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,878,909	$1,745,958	$5,255,270	$4,820,372
Cost of sales	1,419,587	1,308,864	3,959,099	3,615,199
Gross margin	459,322	437,094	1,296,171	1,205,173
Selling, general and administrative expenses	370,638	350,837	1,075,869	1,019,715
Income from operations	88,684	86,257	220,302	185,458
Interest expense, net	33,836	92,290	103,703	170,316
Income (loss) before income taxes	54,848	(6,033)	116,599	15,142
Income tax expense (benefit)	15,098	(131,502)	35,117	(122,788)
Net Income	$39,750	$125,469	$81,482	$137,930
Comprehensive Income	$39,750	$125,469	$81,482	$137,930
Net income per share:
Basic	$0.35	$1.13	$0.73	$1.25
Diluted	$0.34	$1.10	$0.71	$1.22
Weighted average common shares:
Basic	112,688	111,187	112,368	110,487
Diluted	115,871	114,273	115,310	113,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$9,337	$14,449
Accounts receivable, less allowances of $12,446 and $11,571 at September 30, 2017 and December 31, 2016, respectively	724,007	569,208
Other receivables	62,128	55,781
Inventories, net	627,238	541,771
Other current assets	32,889	34,772
Total current assets	1,455,599	1,215,981
Property, plant and equipment, net	641,143	656,101
Assets held for sale	4,493	4,361
Goodwill	740,411	740,411
Intangible assets, net	139,010	159,373
Deferred income taxes	95,149	115,320
Other assets, net	17,240	18,340
Total assets	$3,093,045	$2,909,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$12,426	$35,606
Accounts payable	505,810	409,759
Accrued liabilities	251,527	293,115
Current maturities of long-term debt and lease obligations	12,165	16,217
Total current liabilities	781,928	754,697
Long-term debt and lease obligations, net of current maturities, debt discount and debt issuance costs	1,839,072	1,785,835
Other long-term liabilities	60,040	59,735
Total liabilities	2,681,040	2,600,267
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 112,931 and 111,564 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,129	1,115
Additional paid-in capital	539,868	527,868
Accumulated deficit	(128,992)	(219,363)
Total stockholders' equity	412,005	309,620
Total liabilities and stockholders' equity	$3,093,045	$2,909,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2017	2016
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$81,482	$137,930
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	70,796	86,901
Amortization and write-off of deferred loan costs and debt discount	5,163	5,940
Loss on extinguishment of debt	—	46,105
Payment of original issue discount	—	(1,259)
Deferred income taxes	29,060	(124,787)
Bad debt expense	(272)	35
Stock compensation expense	9,916	7,734
Net loss (gain) on sale of assets and asset impairments	5,079	(3,254)
Changes in assets and liabilities:
Receivables	(158,345)	(144,342)
Inventories	(85,313)	(62,005)
Other current assets	2,837	423
Other assets and liabilities	3,776	4,037
Accounts payable and checks outstanding	71,247	77,939
Accrued liabilities	(43,024)	(35,115)
Net cash used in operating activities	(7,598)	(3,718)
Cash flows from investing activities:
Purchases of property, plant and equipment	(48,060)	(34,127)
Proceeds from sale of property, plant and equipment	4,802	2,816
Cash used for acquisitions, net	—	(3,970)
Net cash used in investing activities	(43,258)	(35,281)
Cash flows from financing activities:
Borrowings under revolving credit facility	894,000	707,000
Repayments under revolving credit facility	(839,000)	(678,000)
Proceeds from issuance of notes	—	750,000
Repayments of long-term debt and other loans	(8,555)	(755,095)
Payments of debt extinguishment costs	—	(34,369)
Payments of loan costs	(2,799)	(15,205)
Exercise of stock options	4,574	6,547
Repurchase of common stock	(2,476)	(1,092)
Net cash provided by (used in) financing activities	45,744	(20,214)
Net change in cash and cash equivalents	(5,112)	(59,213)
Cash and cash equivalents at beginning of period	14,449	65,063
Cash and cash equivalents at end of period	$9,337	$5,850

Supplemental disclosure of non-cash activities

For the nine months ended September 30, 2017 and 2016, the Company retired assets subject to lease finance obligations of $15.0 million and $34.4 million and extinguished the related lease finance obligation of $12.9 million and $39.4 million, respectively.

The Company purchased equipment which was financed through capital lease obligations of $14.2 million and $8.0 million in the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2016	111,564	$1,115	$527,868	$(219,363)	$309,620
Vesting of restricted stock units	734	7	(7)	—	—
Stock compensation expense	—	—	9,916	—	9,916
Exercise of stock options	836	9	4,565	—	4,574
Repurchase of common stock	(203)	(2)	(2,474)	—	(2,476)
Cumulative effect adjustment (Note 1)	—	—	—	8,889	8,889
Net income	—	—	—	81,482	81,482
Balance at September 30, 2017	112,931	$1,129	$539,868	$(128,992)	$412,005

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers.  The Company operates 402 locations in 40 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

In February 2016, the FASB issued an update to the existing guidance under the Leases topic of the Codification. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company has a significant number of leases, primarily related to real estate and rolling stock, which are accounted for as operating leases under existing guidance. While we are currently evaluating the impact of this new guidance on our financial statements, we are expecting a significant impact to our balance sheet upon adoption related to the establishment of lease liabilities and the corresponding right-of-use assets.

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

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Subsequent to issuance of the original update, the FASB issued several further updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. The Company intends to adopt this guidance beginning on January 1, 2018 on a modified retrospective basis. While we are still evaluating the impact of these updates on our financial statements, we anticipate that this guidance will primarily impact our contracts with service elements. Under current guidance, we recognize sales from contracts with service elements on the completed contract method when these contracts are completed within 30 days. The remaining contracts with service elements are recognized under the percentage of completion method.  Under this updated guidance, we anticipate that revenue related to our contracts with service elements will generally be recognized over time based on the extent of progress towards completion of the performance obligation because of continuous transfer of control to the customer. We anticipate the impact from adoption to primarily be associated with deferred revenue on contracts outstanding at December 31, 2017 accounted for under the completed contract method, which is anticipated to be generally recognized earlier under this new guidance. In addition, we are currently in the process of assessing and updating our business processes, systems and controls to ensure compliance with the recognition and disclosure requirements of the new standard upon adoption.

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

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 2.7 million options and 2.2 million restricted stock units (“RSUs”) for the three and nine months ended September 30, 2017. Weighted average shares outstanding have been adjusted for common shares underlying 3.5 million options and 2.1 million RSUs for the three and nine months ended September 30, 2016.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares for basic EPS	112,688	111,187	112,368	110,487
Dilutive effect of options and RSUs	3,183	3,086	2,942	2,906
Weighted average shares for diluted EPS	115,871	114,273	115,310	113,393

3. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
2022 facility	$55,000	$—
2023 notes	367,608	367,608
2024 notes	750,000	750,000
2024 term loan	464,125	467,650
Lease finance obligations	224,248	238,539
Capital lease obligations	17,662	7,427
	1,878,643	1,831,224
Unamortized debt discount and debt issuance costs	(27,406)	(29,172)
	1,851,237	1,802,052
Less: current maturities of long-term debt and lease obligations	12,165	16,217
Long-term debt and lease obligations, net of current maturities	$1,839,072	$1,785,835

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

2022 Facility Borrowings

As of September 30, 2017, we have $55.0 million in borrowings outstanding under our 2022 facility. During the first nine months of 2017, we borrowed $894.0 million and repaid $839.0 million at a weighted average interest rate of 2.9%.

2024 Term Loan

As of September 30, 2017, we have $464.1 million in borrowings outstanding under our 2024 term loan at a weighted average interest rate of 4.3%. During the first nine months of 2017, we repaid $3.5 million of the 2024 term loan.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2017.

Fair Value

As of September 30, 2017 and December 31, 2016, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2023 notes, 2024 notes, and 2024 term loan at amortized cost. The fair values of the 2023 notes, the 2024 notes and the 2024 term loan at September 30, 2017 were approximately $419.5 million, $794.4 million and $465.9 million, respectively, and were determined using Level 2 inputs based on market prices.

4. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2017, our board of directors granted 453,000 RSUs to employees and eligible directors under our 2007 and 2014 Incentive Plans for which vesting is based solely on continuous employment over the requisite service period. 348,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 57,000 RSUs vest at 25% per year at each anniversary of the grant date over the next four years and 48,000 RSUs vest 100% at the first anniversary of the grant date. The weighted average grant date fair value for these RSUs was $14.47 per share, which was based on the closing stock price on the grant dates.

Performance and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2017, our board of directors granted 174,000 RSUs to employees under our 2007 and 2014 Incentive Plans, that vest if the compound annual growth rate of the Company’s total sales in 2019 over 2016 exceeds a composite annual growth rate based on single-family housing starts, multi-family housing starts, and growth in repair and remodeling sales over the same period. Assuming continued employment and if the performance vesting condition is achieved, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $14.54 per share, which was based on the closing stock price on the grant dates.

Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2017, our board of directors granted 174,000 RSUs to employees under our 2007 and 2014 Incentive Plans for which vesting is contingent upon the Company’s total shareholder return exceeding the median total shareholder return of the Company’s peer group over a three year measurement period. Assuming continued employment and if the market vesting condition is met, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $11.49 per share, which was determined using the Monte Carlo simulation model using the following weighted average assumptions:

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

Stock Option Grant

In the first nine months of 2017, our board of directors granted 57,000 stock options to employees under our 2014 Incentive Plan. All the awards vest at 25% per year at each anniversary of the grant date over four years. The exercise price for the options was $12.94 per share, which was the closing stock price on the grant date. The weighted average grant date fair value of the options was $7.26 and was determined using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

5. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	8.1	2.6	6.5	6.1
Valuation allowance	(0.3)	2,126.5	(3.3)	(849.1)
Stock compensation windfall benefit	(1.7)	—	(2.6)	—
Permanent differences	(13.6)	14.1	(5.7)	(2.3)
Other	—	1.5	0.2	(0.6)
	27.5%	2,179.7%	30.1%	(810.9)%

As discussed in Note 1 the Company adopted updated guidance related to the accounting for stock compensation in the first quarter of 2017. As a result of this updated guidance all windfalls or shortfalls are now recognized as a component of income tax expense in the period they occur.

We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider nature, frequency, and severity of current and cumulative losses, as well as historical and forecasted financial results, the overall business environment, our industry's historic cyclicality, the reversal of existing deferred tax liabilities, and tax planning strategies in our assessment. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. As of September 30, 2017, the Company needed to generate approximately $231.2 million of pre-tax income in future periods to fully realize its net federal deferred tax assets.

We recorded a full valuation allowance in 2008 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. We remained in a cumulative three year loss position until the second quarter of 2016. In the third quarter of 2016, management determined that there was sufficient positive evidence to conclude that it was more likely than not that the valuation allowance should be released against our net federal and some state deferred tax assets.  Further, during the second quarter of 2017, as a result of executing certain tax planning strategies related to legal entity conversions, we determined that it was more likely than not that we will utilize almost all of our state net operating loss carryovers. Therefore, we recorded reductions to the associated valuation allowance of $0.1 million and $3.8 million for the three and nine months ended September 30, 2017, respectively. We recorded reductions to the valuation allowance of $117.6 million and $128.6 million for the three and nine months ended September 30, 2016, respectively, against our net deferred tax assets as we released valuation allowances against our federal and some state deferred tax assets.

Section 382 of the Internal Revenue Code imposes annual limitations on the utilization of net operating loss (“NOL”) carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). In the first nine months of 2017, affiliates of a significant shareholder sold their investment in the Company, which triggered a Section 382 Ownership Change. As a result of triggering a Section 382 Ownership Change, an annual limitation is now imposed on the Company’s tax attributes, including its NOLs and other credits. The Company has evaluated the impact of this limitation on its Federal NOLs and does not expect it to have a material impact on the future utilization or realizability of its Federal NOLs. While the Company is still evaluating the impact of this limitation on its other attributes, we do not expect it to have a material impact on the future utilization or realizability of its other attributes.

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

7. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across approximately 402 locations operating in 40 states across the United States, which are organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total continuing operations, for the periods indicated (in thousands):

	Three months ended September 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$341,188	$3,233	$5,442	$11,875
Southeast	388,881	2,689	6,064	10,661
South	463,562	4,953	5,883	21,513
West	635,573	6,599	8,610	34,207
Total reportable segments	1,829,204	17,474	25,999	78,256
All other	49,705	5,557	7,837	(23,408)
Total consolidated	$1,878,909	$23,031	$33,836	$54,848
	Three months ended September 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$328,529	$4,009	$5,058	$10,613
Southeast	356,694	2,626	5,452	9,829
South	451,342	5,048	5,859	20,078
West	563,718	7,747	7,172	30,656
Total reportable segments	1,700,283	19,430	23,541	71,176
All other	45,675	6,122	68,749	(77,209)
Total consolidated	$1,745,958	$25,552	$92,290	$(6,033)

	Nine months ended September 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$949,484	$10,185	$15,694	$26,665
Southeast	1,132,598	7,882	17,254	35,079
South	1,394,513	14,683	17,605	67,996
West	1,633,851	20,663	23,774	67,701
Total reportable segments	5,110,446	53,413	74,327	197,441
All other	144,824	17,383	29,376	(80,842)
Total consolidated	$5,255,270	$70,796	$103,703	$116,599
	Nine months ended September 30, 2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$912,314	$14,897	$13,817	$25,677
Southeast	1,027,283	8,930	14,518	29,479
South	1,284,466	16,930	16,700	55,737
West	1,472,509	27,133	20,382	57,905
Total reportable segments	4,696,572	67,890	65,417	168,798
All other	123,800	19,011	104,899	(153,656)
Total consolidated	$4,820,372	$86,901	$170,316	$15,142

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Lumber & lumber sheet goods	$679,902	$592,770	$1,867,613	$1,615,062
Manufactured products	318,565	301,563	900,880	824,242
Windows, doors & millwork	347,462	337,155	1,016,674	963,247
Gypsum, roofing & insulation	147,960	145,618	409,417	396,582
Siding, metal & concrete products	183,517	176,557	498,935	476,593
Other building products & services	201,503	192,295	561,751	544,646
Net sales	$1,878,909	$1,745,958	$5,255,270	$4,820,372

8. Related Party Transactions

Floyd F. Sherman, our chief executive officer, and Brett Milgrim, a member of the Company’s board of directors, serve on the board of directors for PGT, Inc. We purchased windows from PGT, Inc. totaling $2.9 million and $2.8 million for the three months ended September 30, 2017 and 2016, respectively. We purchased windows from PGT, Inc. totaling $9.4 million and $8.0 million for the nine months ended September 30, 2017 and 2016, respectively. We had accounts payable to PGT, Inc. in the amounts of $1.4 million and $1.4 million as of September 30, 2017 and December 31, 2016, respectively.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three and nine months ended September 30, 2017 and 2016.

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

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates 402 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 7 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by both the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the annualized rate for U.S. total housing starts was 1,127,000 as of September 30, 2017. The annualized rate for U.S. single-family housing starts was 829,000 as of September 30, 2017. However, both total and single-family housing starts remain well below the normalized historical annual averages (from 1959 through 2016) of 1.5 million and 1.1 million, respectively. The housing industry is currently experiencing a shortage of skilled construction labor, which we believe is constraining housing activity. Due to the lower levels in housing starts and substantial competition for homebuilder business, we have and will continue to experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will recover to the historical average in the long term and that the downturn in the housing industry was a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, single-family housing starts, the availability of suitable building lots, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. During the downturn, mortgage financing and commercial credit for smaller homebuilders was severely constrained and continues to slow a recovery in our industry despite recent improvement.

•

Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of materials, some of which are subject to significant fluctuations, are sometimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. Our inability to pass on material price increases to our customers could adversely impact our operating results.

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

•	Reduction of Debt: As a result of our historical growth through acquisitions, we have substantial indebtedness. Debt reduction will continue to be a key area of focus for the Company.

RECENT DEVELOPMENTS

In the first quarter of 2017, the Company executed two debt transactions which are described in Note 3 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. These transactions further extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the third quarter of 2017, actual U.S. total housing starts were 317,400, a 1.4% increase compared to the third quarter of 2016. Actual U.S. single-family starts were 229,600 in the third quarter of 2017, an 11.2% increase compared to the same quarter a year ago. For the nine months ended September 30, 2017 actual U.S. total housing starts were 912,200, a 3.1% increase compared to the nine months ended September 30, 2016. Actual U.S. single-family starts were 648,600 for the first nine months of 2017, a 9.1% increase from the same period a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 1,208,500 U.S. total housing starts and 840,500 U.S single family housing starts for 2017, which are increases of 3.0% and 7.5%, respectively from 2016. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 3.4% in 2017 compared to 2016.

Our net sales for the third quarter of 2017 were up 7.6% over the same period last year. We estimate that our sales volume increased 0.7%, while commodity price inflation resulted in an additional 6.9% increase in sales during the third quarter of 2017 compared to the third quarter of 2016. Sales growth in the third quarter of 2017 was hampered by one less selling day in the third quarter of 2017 compared to the third quarter of 2016 as well as the impact of Hurricanes Harvey and Irma. In addition, increases in single-family sales volume were offset by a flat repair and remodel end market and declines in multi-family. Our gross margin percentage decreased by 0.6% during the third quarter of 2017 compared to the third quarter of 2016. Our gross margin percentage decreased primarily due to commodity price inflation during the third quarter of 2017 relative to our short-term customer pricing commitments. We continue to invest in our business to improve our operating efficiency, which has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 19.7% in the third quarter of 2017, a 0.4% decrease from 20.1% in the third quarter of 2016. This decrease in selling, general and administrative expenses, as a percentage of net sales, was primarily attributable to cost leverage on increased sales, offset by investments the Company made towards growth initiatives, including additional sales associates and new locations.

We believe that the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We will also continue to work diligently to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, debt reduction will continue to be a key area of focus for the Company.  We want to create long-term shareholder value and avoid taking steps that will limit our ability to compete.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2017 and 2016, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.6%	75.0%	75.3%	75.0%
Gross margin	24.4%	25.0%	24.7%	25.0%
Selling, general and administrative expenses	19.7%	20.1%	20.5%	21.2%
Income from operations	4.7%	4.9%	4.2%	3.8%
Interest expense, net	1.8%	5.3%	2.0%	3.5%
Income tax expense (benefit)	0.8%	(7.5)%	0.7%	(2.6)%
Net income	2.1%	7.1%	1.5%	2.9%

Three Months Ended September 30, 2017 Compared with the Three Months Ended September 30, 2016

Net Sales. Net sales for the three months ended September 30, 2017 were $1,878.9 million, a 7.6% increase over net sales of $1,746.0 million for the three months ended September 30, 2016. We estimate that our sales volume increased 0.7%, while commodity price inflation resulted in an additional 6.9% increase in sales during the third quarter of 2017 compared to the third quarter of 2016. Single-family sales volume growth in the third quarter of 2017 was offset by a flat repair and remodel end market and declines in multi-family.  Sales volume growth was also hampered by one less selling day in the third quarter of 2017 compared to 2016 and the impact of Hurricanes Harvey and Irma.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2017		2016
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$679.9	36.2%	$592.8	34.0%	14.7%
Manufactured products	318.6	16.9%	301.6	17.3%	5.6%
Windows, doors & millwork	347.5	18.5%	337.1	19.3%	3.1%
Gypsum, roofing & insulation	147.9	7.9%	145.6	8.3%	1.6%
Siding, metal & concrete products	183.5	9.8%	176.6	10.1%	3.9%
Other building products & services	201.5	10.7%	192.3	11.0%	4.8%
Net sales	$1,878.9	100.0%	$1,746.0	100.0%	7.6%

We achieved increased net sales across all of our product categories. The impact of commodity price inflation in the third quarter of 2017 resulted in the sales growth of our lumber and lumber sheet goods and manufactured products categories exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $22.2 million to $459.3 million. Our gross margin percentage decreased to 24.4% in the third quarter of 2017 from 25.0% in the third quarter of 2016, a 0.6% decrease. Our gross margin percentage decreased primarily due to commodity price inflation during the third quarter of 2017 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $19.8 million, or 5.6%. Our salaries and benefits expense was $239.0 million, an increase of $2.9 million from the third quarter of 2016, and stock compensation expense increased $0.9 million. Delivery expense increased $6.2 million, office general and administrative expense increased $2.4 million and occupancy expense increased $1.5 million. In addition, we recognized a $1.5 million loss on the disposal of assets in the third quarter of 2017 compared to a gain of $4.8 million in the third quarter of 2016.

As a percentage of net sales, selling, general and administrative expenses decreased to 19.7% in the third quarter of 2017 from 20.1% in the third quarter of 2016, primarily attributable to cost leverage on increased sales, offset by investments the Company made towards growth initiatives, including additional sales associates and new locations.

Interest Expense, Net. Interest expense was $33.8 million in the third quarter of 2017, a decrease of $58.5 million from the third quarter of 2016. Of this decrease, $4.8 million was attributable to reduced interest expense resulting from our debt transactions executed in fiscal year 2016 and the first quarter of 2017. In addition, interest expense for the third quarter of 2016 was increased by $53.3 million in charges related to the debt financing transactions executed in that period. The remaining change is largely due to reduced interest expense on lease obligations in the third quarter of 2017 compared to the same period last year.

Income Tax Expense. We recorded income tax expense of $15.1 million in the third quarter of 2017 compared to an income tax benefit of $131.5 million in the third quarter of 2016. We recorded reductions of $0.1 million and $117.6 million in the after tax non-cash valuation allowance on our net deferred tax assets in the third quarters of 2017 and 2016, respectively. Our effective tax rate was 27.5% in the third quarter of 2017 primarily due to tax planning initiatives related to research and development credits for fiscal years 2015, 2016 and 2017. Our effective tax rate was 2,179.7% in the third quarter of 2016 primarily due to the effect of the valuation allowance decrease against our net federal and some state deferred tax assets in that period. Absent the valuation allowance our effective tax rate, inclusive of discrete items, would have been 53.2% in the third quarter of 2016.

Nine Months Ended September 30, 2017 Compared with the Nine Months Ended September 30, 2016

Net Sales. Net sales for the nine months ended September 30, 2017 were $5,255.3 million, a 9.0% increase over net sales of $4,820.4 million for the nine months ended September 30, 2016. We estimate that our sales volume increased 3.2%, while commodity price inflation resulted in an additional 5.8% increase in sales during the first nine months of 2017 compared to the first nine months of 2016. For the nine months ended September 30, 2017 sales volume growth in single-family and the repair and remodeling end market were partially offset by declines in multi-family.

The following table shows net sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,867.6	35.5%	$1,615.1	33.5%	15.6%
Manufactured products	900.9	17.2%	824.2	17.1%	9.3%
Windows, doors & millwork	1,016.7	19.3%	963.2	20.0%	5.5%
Gypsum, roofing & insulation	409.4	7.8%	396.6	8.2%	3.2%
Siding, metal & concrete products	498.9	9.5%	476.6	9.9%	4.7%
Other building products & services	561.8	10.7%	544.7	11.3%	3.1%
Net sales	$5,255.3	100.0%	$4,820.4	100.0%	9.0%

We achieved increased net sales across all of our product categories. The impact of commodity price inflation in the first nine months of 2017 resulted in the sales growth of our lumber and lumber sheet goods and manufactured products categories exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $91.0 million to $1,296.2 million. Our gross margin percentage decreased to 24.7% in the first nine months of 2017 from 25.0% in the first nine months of 2016, a 0.3% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the first nine months of 2017 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $56.2 million, or 5.5%. Our salaries and benefits expense was $696.0 million, an increase of $23.8 million from the first nine months of 2016, and stock compensation expense increased $2.2 million. Office general and administrative expense increased $12.8 million, occupancy expense increased $5.0 million and delivery expense increased $2.5 million. In addition, we recognized a $4.4 million loss on the disposal of assets in the first nine months of 2017 compared to a gain of $5.2 million in the first nine months of 2016.

As a percentage of net sales, selling, general and administrative expenses decreased to 20.5% in the first nine months of 2017 from 21.2% in the first nine months of 2016, due to cost leverage on increased sales as well as the decline in depreciation and amortization on acquired ProBuild assets, partially offset by investments the Company made towards growth initiatives, including additional sales associates and new locations.

Interest Expense, Net. Interest expense was $103.7 million for the nine months ended September 30, 2017, a decrease of $66.6 million from the nine months ended September 30, 2016. Of this decrease, $20.7 million was attributable to reduced interest expense, a positive result of our debt transactions executed in fiscal year 2016 and the first quarter of 2017. In addition, interest expense for the nine months ended September 30, 2016 was increased by $47.3 million in charges related to the debt financing transactions executed in that period. Partially offsetting these decreases, interest expense for the nine months ended September 30, 2017 increased $2.4 million related to the 2024 term loan and 2022 facility amendments which were completed in the first quarter of 2017. The remaining change is largely due to reduced interest expense on lease obligations in the first nine months of 2017 compared to the same period last year.

Income Tax Expense. We recorded income tax expense of $35.1 million for the nine months ended September 30, 2017 compared to an income tax benefit of $122.8 million for the nine months ended September 30, 2016. We recorded reductions of $3.8 million and $128.6 million in the after tax non-cash valuation allowance on our net deferred tax assets for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate was 30.1% for the nine months ended September 30, 2017 largely due to the tax benefits associated with various tax planning initiatives in 2017 primarily relating to legal entity conversions and research and development credits for fiscal years 2015, 2016 and 2017. As a result of the legal entity conversions we consider it more likely than not that we will utilize our state net operating loss carryovers before they expire. Our effective tax rate was (810.9%) for the nine months ended September 30, 2016 primarily due to the effect of the valuation allowance decrease against our net federal and some state deferred tax assets in that period. Absent the valuation allowance our effective tax rate would have been 38.2% for the nine months ended September 30, 2016.

Results by Reportable Segment

The following table shows net sales and income before income taxes by reportable segment (dollars in thousands):

	Three months ended September 30,
	Net sales					Income before income taxes
	2017	% of net sales	2016	% of net sales	% change	2017	% of net sales	2016	% of net sales	% change
Northeast	$341,188	18.7%	$328,529	19.3%	3.9%	$11,875	3.5%	$10,613	3.2%	11.9%
Southeast	388,881	21.3%	356,694	21.0%	9.0%	10,661	2.7%	9,829	2.8%	8.5%
South	463,562	25.3%	451,342	26.5%	2.7%	21,513	4.6%	20,078	4.4%	7.1%
West	635,573	34.7%	563,718	33.2%	12.7%	34,207	5.4%	30,656	5.4%	11.6%
	$1,829,204	100.0%	$1,700,283	100.0%		$78,256	4.3%	$71,176	4.2%

	Nine months ended September 30,
	Net sales					Income before income taxes
	2017	% of net sales	2016	% of net sales	% change	2017	% of net sales	2016	% of net sales	% change
Northeast	$949,484	18.6%	$912,314	19.4%	4.1%	$26,665	2.8%	$25,677	2.8%	3.8%
Southeast	1,132,598	22.1%	1,027,283	21.9%	10.3%	35,079	3.1%	29,479	2.9%	19.0%
South	1,394,513	27.3%	1,284,466	27.3%	8.6%	67,996	4.9%	55,737	4.3%	22.0%
West	1,633,851	32.0%	1,472,509	31.4%	11.0%	67,701	4.1%	57,905	3.9%	16.9%
	$5,110,446	100.0%	$4,696,572	100.0%		$197,441	3.9%	$168,798	3.6%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. Our reportable segments do not necessarily align with any single region as defined by the U.S Census Bureau.

According to the U.S. Census Bureau, actual single-family housing starts in the third quarter of 2017 increased 23.8%, 5.1%, 9.1% and 15.7% in the Northeast, Midwest, South and West regions, respectively, compared to the third quarter of 2016. For the third quarter of 2017, we achieved increased net sales and profitability across all of our reportable segments primarily attributable to the impacts of commodity price inflation.

According to the U.S. Census Bureau, actual single-family housing starts in the first nine months of 2017 increased 5.8%, 7.7%, 7.5% and 14.7% in the Northeast, Midwest, South and West regions, respectively, compared to the first nine months of 2016. For the first nine months of 2017, we achieved increased net sales and profitability across all of our reportable segments attributable to the impact of commodity price inflation as well as an increase in sales volume.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at September 30, 2017 consist of cash on hand and borrowing availability under our 2022 facility.

Our 2022 facility will be primarily used for working capital, general corporate purposes, and funding acquisitions. In addition, we may use the 2022 facility to facilitate debt consolidation. Availability under the 2022 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of September 30, 2017 and December 31, 2016 (in millions):

	As of
	September 30, 2017	December 31, 2016
Accounts Receivable Availability	$497.4	$403.5
Inventory Availability	396.3	332.0
Other Receivables Availability	36.9	27.9
Gross Availability	930.6	763.4
Less:
Agent Reserves	(27.7)	(26.9)
Plus:
Cash in Qualified Accounts	34.6	15.5
Borrowing Base	937.5	752.0
Aggregate Revolving Commitments	900.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	752.0
Less:
Outstanding Borrowings	(55.0)	—
Letters of Credit	(84.9)	(84.8)
Net Excess Borrowing Availability on Revolving Facility	$760.1	$667.2

As of September 30, 2017 we had $55.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $760.1 million after being reduced by outstanding letters of credit of approximately $84.9 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2017.

Liquidity

Our liquidity at September 30, 2017 was $769.4 million, which consists of net borrowing availability under the 2022 facility and cash on hand.

We have substantial indebtedness following our recent acquisitions, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2023 notes or 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

Cash used in operating activities was $7.6 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively. The $3.9 million increase in cash used in operations was largely the result of our working capital increase of $212.6 million in the first nine months of 2017 exceeding the working capital increase of $163.1 million for the first nine months of 2016. This seasonal investment in working capital, primarily related to accounts receivable and inventory, increased in the first nine months of 2017 compared to the first nine months of 2016 due to a $434.9 million increase in sales over the same period. Our accounts receivable days and inventory turns for the nine months ended September 30, 2017 were consistent with the prior year. The impact of the working capital increase was offset by a $56.0 million decrease in cash interest payments for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Cash used in investing activities was $43.3 million and $35.3 million for the nine months ended September 30, 2017 and 2016, respectively. The $8.0 million increase in cash used in investing activities is primarily due to a $13.9 million increase in capital expenditures in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  This increase in cash used in investing activities was partially offset by $4.0 million in cash used for acquisitions in the first nine months of 2016. In addition, proceeds from the sale of property, plant and equipment increased $2.0 million in the first nine months of 2017 compared to first nine months of 2016.

Cash provided by financing activities was $45.7 million for the nine months ended September 30, 2017 compared to cash used in financing activities of $20.2 million for the nine months ended September 30, 2016. The change is primarily related to the payment of $34.4 million in debt extinguishment costs in the first nine months of 2016 in connection with our debt financing transactions executed during that period. We had $55.0 million in net borrowings on our 2022 facility during the nine months ended September 30, 2017 compared to net borrowings of $29.0 million during the nine months ended September 30, 2016.  In addition, payments of debt issuance costs were $2.8 million for the first nine months of 2017 compared to $15.2 million for the first nine months of 2016. Partially offsetting these increases in cash provided by financing activities, net repayments of long-term debt increased $3.5 million in the first nine months of 2017 compared to the first nine months of 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2023 notes and 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At September 30, 2017, a 1.0% increase in interest rates would result in approximately $0.6 million in additional interest expense annually as we had $55.0 million in outstanding borrowings under the 2022 facility. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. At September 30, 2017, a 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.6 million in additional interest expense annually.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2017, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the third quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2017 — July 31, 2017	—	$—	—	—
August 1, 2017 — August 31, 2017	131	16.56	—	—
September 1, 2017 — September 30, 2017	—	—	—	—
Total	131	$16.56	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6.  Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2017, File Number 0-51357)

4.1

Registration Rights Agreement, dated as of January 21, 2010, among Builders FirstSource, Inc., JLL Partners Fund V, L.P., and Warburg Pincus Private Equity IX, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on January 22, 2010, File Number 0-51357)

4.2

Indenture, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form  8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.3

Supplemental Indenture, dated as of July 31, 2015, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2015, File Number 0-51357)

4.4

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.1

Underwriting Agreement, dated September 6, 2017, among Builders FirstSource, Inc., Goldman Sachs & Co. LLC and JLL Building Holdings, LLC, as a selling stockholder (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 8, 2017, File Number 0-51357)

10.2*	2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Director Restricted Stock Unit Award Certificate
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Floyd F. Sherman as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 9, 2017 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and (v) the Notes to Condensed Consolidated Financial Statements.

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

November 9, 2017

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 9, 2017

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 9, 2017