Form 10-K
period 2017-12-31
Builders FirstSource, Inc.
filed 2018-03-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1,486.8 million based on the closing price per share on that date of $15.32 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 26, 2018 was 114,120,308.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 23, 2018 are incorporated by reference into Part II and Part III of this Form 10-K.

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

Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods as discussed below. Our financial statements contain additional information regarding segment performance which is discussed in Note 14 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only seven building product suppliers with manufacturing capabilities in the Pro Segment that generated more than $500 million in sales, according to ProSales magazine’s 2016 ProSales 100 list. We were the largest building product supplier with manufacturing capabilities on this list.

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

•

Turn-key services: Many homebuilders have taken a more limited role in the homebuilding process and have outsourced certain key elements of the construction process, including process management, product selection, order input, scheduling, framing and installation. As such, we believe that many homebuilders are increasingly looking to suppliers in the Pro Segment to perform these critical functions, resulting in greater demand for integrated project services.

•

Consolidation of suppliers by homebuilders: We believe that homebuilders are increasingly looking to consolidate their supplier base. Many homebuilders are seeking a more strategic relationship with suppliers that are able to offer a broad range of products and services and, as a result, are allocating a greater share of wallet to a select number of larger, full service suppliers. We believe this trend accelerated during the downturn which began in 2006 and continues in the current housing market recovery.

The homebuilding industry experienced a significant downturn which began in 2006. During the downturn, many homebuilders significantly decreased their housing starts because of lower demand and a surplus of both existing and new home inventory. The weakness in the homebuilding industry resulted in a significant reduction in demand for our products and services. Beginning in late 2011, the industry began to stabilize and housing and remodeling activity has steadily strengthened since then. According to the U.S. Census Bureau, the single-family residential construction market was an estimated $264.1 billion in 2017, which was 8.9% higher than 2016, though still down significantly from the historical high of $413.2 billion in 2006. Further, according to the Home Improvement Research Institute (“HIRI”), the professional repair and remodel end market was an estimated $103.4 billion in 2017, which was 3.4% higher than 2016.

OUR CUSTOMERS

We serve a broad customer base in 40 states across the United States. We have a diverse geographic footprint as we have operations in 75 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”),  as ranked by single family housing permits based on 2017 U.S. Census data. In addition, approximately 83% of U.S. single-family housing permits in 2017 were issued in MSAs in which we operate. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2017, our top 10 customers accounted for approximately 16.0% of sales, and no single customer accounted for more than 5% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Pulte Homes, Inc., Lennar Corporation, Beazer Homes USA, Inc., Hovnanian Enterprises, Inc., Taylor Morrison Home Corporation and M/I Homes, Inc.

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

Custom Millwork. Our manufactured custom millwork consists primarily of exterior trim, interior and exterior doors, custom windows, features and box columns. In addition, we sell many of these custom millwork products in a synthetic material that we sell under our Synboard brand name.

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

OUR STRATEGY

By pursuing the following strategies, we intend to build on our advantaged market position to create value for our shareholders by increasing profits and net cash flow generation, while making us a more valuable partner to our customers.  The resulting cash flow should provide meaningful opportunities for debt reduction and increased investment in organic and acquisitive growth.

Leverage our competitive strengths to capitalize on housing market growth

As the U.S. housing market returns to a historically normalized level, we intend to leverage our core business strengths including size, national footprint, unmatched scale in manufacturing capability, breadth of product portfolio, and end market exposure to expand our sales and profit margins. Our customers continue to emphasize the importance of competitive pricing, a broad product portfolio, sales force knowledge, labor-saving manufactured products, on-site services and overall “ease of use” with their building products suppliers. Our comprehensive product offering, best in class sales force, strong strategic vendor relationships, and tenured senior management team position us well to capitalize on strong demand in the new home construction market and the repair and remodel segment. Our large delivery fleet, professional drivers, and comprehensive inventory management enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Our comprehensive network of products, services and facilities provides a strategically advantaged service model which enhances our value to our customers and provides a strong platform to capture above market growth.

Maximize our share of wallet by capturing above-market growth in our higher margin value added products

We believe our national manufacturing footprint and differentiated capabilities will allow us to capture above market growth in our higher margin value-added products with single family homebuilders.  We believe our value-added products address the growing demand for ways to build homes more efficiently, addressing labor constraints and rising costs.  We plan to accelerate this growth by further expansion of our national manufacturing footprint to serve locations that do not currently have adequate access to these high margin products. By focusing on our differentiated platform and broad product mix, we are able to offer a complete array of products and services that would otherwise need to be sourced from various distributors, providing us an opportunity to capture a greater share of wallet. Additionally, our national footprint provides customers with a consistent partner on projects regardless of where they are located. This operational platform often will make us a preferred distributor for large scale national homebuilders while still providing value to local and custom homebuilders looking for more efficient ways to build a home. We believe that customers will continue to place an increased value on these capabilities, which further differentiates us from our competitors.

Optimize our highly scalable cost structure with operational excellence initiatives

We continue to focus on standardizing processes and technology-based workflows to minimize costs, streamline our operations and enhance working capital efficiency. We are implementing operational excellence initiatives that are designed to further improve efficiency as well as customer service.  These initiatives, including distribution and logistics, pricing and margin management, back office efficiencies, customer integration and systems-enabled process improvements, should yield significant cost savings.  The scope and scale of our existing infrastructure, customer base, and logistical capabilities mean that improvements in efficiency, when replicated across our network, can yield substantial profit margin expansion.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2017, we employed approximately 1,900 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 1,600 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order to shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional OSB, lumber and plywood along with engineered wood, windows, doors, millwork, gypsum and roofing. Our largest suppliers are national companies such as Boise Cascade Company, Weyerhaeuser Company, Canfor Corporation, Norbord, Inc., James Hardie Industries plc, National Gypsum Company, PlyGem Holdings, Inc., M I Windows and Doors, Inc., Andersen Corporation, Masonite International Corporation and JELD-WEN Inc. We believe there is sufficient supply in the marketplace to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized procurement platform for commodity wood products and corporate oversight of purchasing programs we believe we are better able to maximize the advantages of both our and our suppliers’ broad geographic footprints and negotiate purchases across multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on commodity wood products such as OSB and lumber to align portions of our procurement costs with our customer pricing commitments. We balance our OSB and lumber purchases with a mix of contract and spot market purchases to ensure consistent supply of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from approximately 6,000 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 8% of our total materials purchases for the year ended December 31, 2017, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings which would further enhance our margins and cash flow.

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

Our customers primarily consist of professional homebuilders and those that provide construction services to them, with whom we focus on developing strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by (i) delivering a full range of high-quality products on time, and (ii) offering trade credit, competitive pricing and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

EMPLOYEES

At December 31, 2017, we had approximately 15,000 employees. Approximately 2% of the workforce at our company are members of nine different unions. We believe that we have good relations with our employees.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary enterprise resource planning (“ERP”) system, which we currently use for operations representing approximately 72% of our sales, is a proprietary system that has been highly customized by our computer programmers. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

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

We have developed a proprietary program for use in our component plants. This software reviews product designs for errors, schedules the plants and provides the data used to measure plant efficiency. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in various aspects of our business such as analyzing blueprints to generate material lists, purchasing lumber products at the lowest cost, delivery management and resource planning and scheduling.

ProBuild maintained multiple ERP systems to manage its operations. We are in the process of integrating the legacy ProBuild information technology systems with ours which is an ongoing, multi-year process. We are currently expecting to complete the ERP integration process in 2019.

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

EXECUTIVE OFFICERS

M. Chad Crow, President, Chief Executive Officer and Director, age 49. Mr. Crow joined the Company in September 1999, and has held several roles of increasing responsibility. Mr. Crow became a director in 2017 and President and CEO on December 29, 2017. In 2009, Mr. Crow was named Senior Vice President and Chief Financial Officer and in 2014 was promoted to President and Chief Operating Officer.  Prior to joining Builders FirstSource, he served in a variety of positions at Pier One Imports and Price Waterhouse LLP. Mr. Crow received his B.B.A. degree from Texas Tech University.

Donald F. McAleenan, Senior Vice President and General Counsel, age 63. Mr. McAleenan has served as Senior Vice President and General Counsel of the Company since 1998. Prior to joining the Company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Morris E. Tolly, Senior Vice President and Chief Operating Officer – East, age 74. Mr. Tolly has served as a Senior Vice President and Chief Operating Officer- East since February 2018.  Prior to that he had served as Senior Vice President-Operations of the Company since January 2007. Mr. Tolly has been with Builders FirstSource since 1998 when the Company acquired Pelican Companies, Inc. (“Pelican”) and has over 40 years of experience in the building products industry. He served in a myriad of roles at Pelican, including sales, Sales Manager and General Manager. Mr. Tolly was an Area Vice President responsible for 12 locations at the time of Pelican’s acquisition. In 2000, he was promoted to President of the company’s Southeast Group, with responsibility for 48 locations.

Scott L. Robins, Senior Vice President and Chief Operating Officer – West, age 51.  Mr. Robins was appointed to his current position on February 20, 2018.  He had been a Senior Vice President – Operations of the Company since the acquisition of ProBuild Holdings LLC by the Company in July 2015 and with ProBuild prior to that since 2007.  At the time of his promotion, he had supervisory responsibility for 93 locations in eight states.  Mr. Robins joined Hope Lumber Company in 2004 as a Vice President of Operations, overseeing numerous operations in a three-state area, and continued in that role when Hope was acquired by ProBuild Holdings LLC in 2007.  Before then, he had worked in various operational and supply chain management positions with Andersen Lumber and Stock Building Supply since 1988.  Mr. Robins has 30 years of experience in the building products business.  He holds a B.A. in Finance from Weber State University.

Peter M. Jackson, Senior Vice President and Chief Financial Officer, age 46. Mr. Jackson joined the Company on November 4, 2016 as Senior Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Jackson was employed by Lennox International, Inc. (“Lennox”).  Since July 2014, Mr. Jackson had served as Vice President and CFO of Lennox’s Refrigeration Segment.  His previous positions at Lennox also included Vice President, Finance - Financial Planning and Analysis and Mergers and Acquisitions as well as Vice President and Chief Financial Officer of Lennox’s Residential Heating and Cooling Segment.  Before joining Lennox, Mr. Jackson served in multiple financial leadership positions at SPX Corporation, General Electric, and Gerber Scientific.  Mr. Jackson is a certified public accountant and a graduate of General Electric’s Experienced Financial Leadership program.  He holds an M.B.A. degree from Rensselaer Polytechnic Institute and a B.S. from Bryant University.

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

According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1,202,900 and 848,900, respectively, in 2017. However, both total and single-family housing starts remain well below the normalized historical averages (from 1959 through 2017) of 1.5 million and 1.0 million, respectively. We believe the housing industry is currently experiencing a shortage of skilled construction labor, which is constraining housing activity. Due to the lower levels in housing starts and increased competition for homebuilder business, we have seen and may continue to experience downward competitive pressure on our gross margins.

The building supply industry is subject to cyclical market pressures.

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. Our lumber and lumber sheet goods product category represented 35.7% of total sales for the year ended December 31, 2017. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, the building products industry is cyclical in nature. The homebuilding industry has experienced growth in recent years and industry forecasters expect to see continued improvement in the housing market in the near term. However, it is likely that we will face future downturns in the homebuilding industry which could have an adverse effect on our operating results, financial condition or cash flows. We are not able to predict the timing, severity or duration of any future downturns in the housing market.

The building supply industry is seasonal.

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

Production homebuilders and multi-family builders historically have exerted and will continue to exert significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The housing industry downturn and its aftermath resulted in significantly increased pricing pressures from production homebuilders and other customers. Over the past few years, these pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among production homebuilders or multi-family and commercial builders, or changes in such builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2017, our debt totaled $1,803.5 million, which includes $240.5 million of lease finance obligations and capital lease obligations. We also have a $900.0 million revolving credit facility (“2022 facility”). As of December 31, 2017, we had $350.0 million of outstanding borrowings and $84.9 million of letters of credit outstanding under the 2022 facility. In addition, we have significant obligations under ongoing operating leases that are not reflected on our balance sheet.

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

•

exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the 2022 facility and the $467.7 million senior secured term loan facility due 2024 (“2024 term loan”)  are at variable rates of interest;

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

In addition, some of our debt instruments, including those governing the 2022 facility, the 2024 term loan, and the 5.625% senior secured notes due 2024 (“2024 notes”), contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is unlikely that we would be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

Our financial condition and operating performance including that of our subsidiaries are also subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations in an effort to meet our debt service and other obligations. The agreements governing the 2022 facility and the 2024 term loan and the indenture governing our 2024 notes restrict our ability to dispose of assets and to use the proceeds from such dispositions. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are substantially reliant on cash on hand and borrowing availability under the 2022 facility, which totaled $494.3 million at December 31, 2017, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing industry continues to improve. Our inability to renew, amend or replace the 2022 facility, the 2024 term loan or the 2024 notes when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to secure additional financing, financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time, including the 2022 facility, the 2024 term loan, and the 2024 notes. The agreements governing the 2022 facility and the 2024 term loan and the indenture governing the 2024 notes, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, including potential acquisitions, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

We may incur additional indebtedness.

We may incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the agreements governing the 2022 facility and the 2024 term loan and the indenture governing the 2024 notes. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.

Our financing arrangements, including the agreements governing the 2022 facility and the 2024 term loan and the indenture governing the 2024 notes, contain various provisions that limit our ability to, among other things:

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

The agreement governing the 2022 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $87.2 million as of December 31, 2017.

These provisions may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with the agreements governing the 2022 facility and the 2024 term loan and the indenture governing the 2024 notes may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these provisions, including those contained in the 2022 facility and the 2024 term loan and the indenture governing the 2024 notes, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on our 2022 facility and our 2024 term loan could be higher or lower than current levels.  As of December 31, 2017, we had approximately $813.0 million, or 45.1%, of our outstanding debt at variable interest rates.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. At December 31, 2017, a 1.0% increase in interest rates on the 2024 term loan would, subject to the interest rate floor specified in the agreement, result in approximately $4.6 million in additional interest expense annually.

At December 31, 2017, a 1.0% increase in interest rates on the 2022 facility would result in approximately $3.5 million in additional interest expense annually. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Our ten largest customers generated approximately 16.0% of our sales for the year ended December 31, 2017. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, during the downturn and in subsequent years, some of our homebuilder customers exited or severely curtailed building activity in certain of our regions.

In addition, production homebuilders, multi-family builders and other customers may: (1) seek to purchase some of the products that we currently sell directly from manufacturers, (2) elect to establish their own building products manufacturing and distribution facilities or (3) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

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

We are involved in product liability, product warranty, casualty, construction defect, asbestos, vehicle and other claims relating to the products we manufacture and distribute, and services we provide or have provided that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we have no direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. The Company has a number of known and threatened construction defect legal claims. We are also involved in several asbestos personal injury suits due to the alleged sale of asbestos-containing products by legacy businesses that we acquired.  In addition, we are exposed to potential claims arising from the conduct of our respective employees and subcontractors, and builders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, asbestos, vehicle, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings. We cannot assure you that any current or future claims against us will not adversely affect our financial condition, operating results and cash flows.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are leased. Many of our leases are non-cancelable, typically have initial expiration terms ranging from five to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be of the same terms (five to 15 years), will be non-cancelable and will feature similar renewal options. If we close or idle a facility we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations such as subleasing opportunities or negotiated lease terminations. During the period from 2007 through 2017, we closed or idled a number of facilities for which we continue to remain liable. Our obligation to continue making rental payments with respect to leases for closed or idled facilities could have a material adverse effect on our business and results of operations. At the end of a lease term and any renewal period for a leased facility, for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our facility leases, we may close or, if possible, relocate the facility, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated facility may not equal the revenue and profit generated at the former operation.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, the

2022 facility, the 2024 term loan, the terms of the indentures governing the 2024 notes and the covenants of any future outstanding indebtedness we or our subsidiaries incur.

We may be adversely affected by any disruption in our respective information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our ProBuild subsidiary currently maintains multiple ERP systems to manage its operations. We are in the process of integrating ProBuild’s systems with ours and are expecting to complete that process in 2019. We may encounter significant operational disruptions and higher than expected costs in connection with the ongoing ERP integration process, which could have a material adverse effect on our financial condition, operating results and cash flows. Our primary ERP system is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon our information technology systems to manage and replenish inventory, to fill and ship customer orders on a timely basis, and to coordinate our sales activities across all of our products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, or delays in our service) could result in delays in receiving inventory and supplies or filling customer orders and adversely affect our customer service and relationships. Our systems might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. There can be no assurance that such delays, problems, or associated costs will not have a material adverse effect on our financial condition, operating results and cash flows.

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks.

Our business employs systems that allow for the secure storage and transmission of customers’ and employees’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To date, we have not experienced a material cybersecurity breach. As cyber-attacks become more sophisticated we may be required to incur significant costs to strengthen our systems from outside intrusions and/or maintain insurance coverage related to the threat of such attacks. While we have implemented administrative and technical controls and have taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

We are subject to payments-related risks that could increase our operating costs, expose us to fraud, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including credit card, debit card, direct debit from a customer’s bank account, consumer invoicing, and physical bank checks, and we may offer different payment options over time. These payment options subject us to many compliance requirements, including, but not limited to, compliance with payment card association operating rules, including data security rules, certification requirements, rules governing electronic funds transfers and Payment Card Industry Data Security Standards. They also subject us to potential fraud by criminal elements seeking to discover and take advantage of security vulnerabilities that may exist in some of these payment systems. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We rely on third parties to provide payment processing services, including the processing of credit and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

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

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our liquidity position, or the requirements of the 2022 facility, the 2024 term loan or the indentures governing the 2024 notes, could prevent us from obtaining the capital required to effect new acquisitions or expand our existing facilities. Our failure to make successful acquisitions or to build or expand needed facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could adversely affect our financial condition, operating results, and cash flows. A negative impact on our financial condition, operating results and cash flows, or our decision to invest in strategic acquisitions or new facilities, could adversely affect our ability to reduce our substantial outstanding debt.

In addition, although we have been successful in the past with the integration of numerous acquisitions, we may not be able to fully integrate the operations of any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our or the acquired companies’ existing operations. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt in order to consummate acquisitions in the future. Potential new debt may be substantial and may limit our flexibility in using our cash flow from operations. Our failure to fully integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

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

Recently enacted tax legislation as well as any future changes to tax laws and regulations could have an adverse impact on our business.

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (“the 2017 Tax Act”) became enacted law. The 2017 Tax Act substantially changes several aspects of the Internal Revenue Code, some of which may have an adverse impact on our business. Certain aspects of the 2017 Tax Act may make purchasing a home less attractive and therefore could have an adverse impact on our business. The 2017 Tax Act contains limitations on the ability of homeowners to deduct property taxes and mortgage interest as well as limitations on an individual taxpayer’s ability to deduct state and local income taxes. The 2017 Tax Act also raises the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our served markets such as California and New York. As a result, some communities in those locations could experience lower net orders and/or a tempering of average sales prices in future periods depending on how homebuyers react to the tax law changes under the 2017 Tax Act.

In addition, the 2017 Tax Act eliminates the ability for companies to carryback any future net operating losses (“NOLs”). While the 2017 Tax Act provides for indefinite carryforwards of future NOLs, the utilization of these NOLs is limited to 80% of taxable income in a carryforward year. Further, the 2017 Tax Act limits the ability for companies to deduct interest expense that exceeds 30% of adjusted taxable income with disallowed interest for a given year allowed to be carried forward to future years indefinitely. These limitations on the utilization of future NOLs and the deductibility of interest expense could adversely impact us in the future. Finally, there can be no assurance that any future changes in federal and state tax laws and regulations will not have an adverse impact on our financial condition, operating results and cash flows.

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

Some Company Employees are Unionized.

Approximately 2% of the workforce at our company are members of nine different unions. There can be no assurance that additional employees of our company will not conduct union organization campaigns or become union members in the future.

The trading price of our common stock has been and may continue to be subject to wide fluctuations.

Between January 1, 2017 and December 31, 2017, the price of our common stock on the NASDAQ ranged from $10.57 to $22.08 per share. Our stock price may fluctuate in response to a number of events and factors, including those described in this “Risk Factors” section. Additionally, our substantial indebtedness may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.

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

The sale of substantial amounts of our common stock could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market, and the availability of shares for future sale, including 2.1 million shares of our common stock issuable as of December 31, 2017, upon exercise of outstanding vested and unvested options to acquire shares of our common stock and through the conversion of 2.2 million restricted stock units under our stock incentive plans, could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial time. Additional stock grants may also be made under our incentive plans, including our 2014 Incentive Plan, as it may be amended. The potential for future stock grants could have a negative effect on the market for our common stock and our ability to raise additional capital.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 40 states throughout the U.S. Based on 2017 U.S. Census data, we have operations in 75 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2017.

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

We contractually lease 311 facilities and own 91 facilities. These leases typically have an initial operating lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 141 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting lease financing obligations.

We operate a fleet of approximately 10,800 rolling stock units, which includes approximately 4,600 trucks as well as forklifts and trailers to deliver products from our distribution and manufacturing centers to our customer’s job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

Item 3. Legal Proceedings

The Company has a number of known and threatened construction defect legal claims. While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the complex nature of the claims.  Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. On February 26, 2018, the closing price of our common stock as reported on the NASDAQ Stock Market LLC was $20.51. The approximate number of stockholders of record of our common stock on that date was 100, although we believe that the number of beneficial owners of our common stock is substantially greater.

The table below sets forth the high and low sales prices of our common stock for the periods indicated:

	High	Low
2017
First quarter	$15.85	$10.57
Second quarter	$16.50	$13.33
Third quarter	$18.08	$14.39
Fourth quarter	$22.08	$16.52
2016
First quarter	$11.34	$6.50
Second quarter	$12.77	$10.15
Third quarter	$14.09	$10.99
Fourth quarter	$12.28	$9.04

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

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2017 — October 31, 2017	—	$—	—	—
November 1, 2017 — November 30, 2017	9,214	18.27	—	—
December 1, 2017 — December 31, 2017	—	—	—	—
Total	9,214	$18.27	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2012 and tracks it through 12/31/2017.

	12/12	12/13	12/14	12/15	12/16	12/17
Builders FirstSource, Inc.	100.00	127.78	123.12	198.57	196.60	390.50
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
S&P 600 Building Products Index	100.00	145.13	150.68	176.65	243.14	292.49

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 23, 2018 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 were derived from our consolidated financial statements which are included in Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2015 and as of and for the years ended December 31, 2014 and 2013 were derived from our consolidated financial statements, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included in Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
Statement of operations data:
Sales	$7,034,209	$6,367,284	$3,564,425	$1,604,096	$1,489,892
Gross margin	1,727,391	1,596,748	901,458	356,997	319,920
Selling, general and administrative expenses	1,442,288	1,360,412	810,703	307,387	272,204
Net income (loss) (1)(2)	38,781	144,341	(22,831)	18,150	(42,691)
Net income (loss) per share — basic	$0.34	$1.30	$(0.22)	$0.19	$(0.44)
Net income (loss) per share — diluted	$0.34	$1.27	$(0.22)	$0.18	$(0.44)
Balance sheet data (end of period):
Cash and cash equivalents	$57,533	$14,449	$65,063	$17,773	$54,696
Total assets	3,006,124	2,909,887	2,882,038	574,065	505,436
Total debt (including current portion)	1,784,420	1,802,052	1,951,671	374,903	343,567
Stockholders’ equity	376,209	309,620	149,195	40,200	15,368
Other financial data:
Depreciation and amortization	$92,993	$109,793	$58,280	$9,519	$9,305

(1)

As discussed in Note 11 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, net income includes $29.0 million in income tax expense attributable to revaluation of our net deferred tax assets resulting from the enactment of the 2017 Tax Act. Net income includes a reduction to our valuation allowance of $131.7 million as we released the valuation allowance against our net federal and certain state deferred tax assets for the year ended December 31, 2016. Net loss includes a valuation allowance of $9.7 million against primarily all of our deferred tax assets for the year ended December 31, 2015. Net income includes a reduction to our valuation allowance of $7.2 million due to the utilization of net operating loss carryforwards to reduce taxable income for the year ended December 31, 2014. Net loss includes a valuation allowance of $15.3 million against primarily all of our deferred tax assets for the year ended December 31, 2013.

(2)

Net income for the years ended December 31, 2017 and 2016 includes losses on debt extinguishment and other financing costs of $58.7 million and $56.9 million, respectively, resulting from multiple debt transactions executed in 2017 and 2016. Our 2017 and 2016 debt transactions are discussed in detail in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.   Net loss for the year ended December 31, 2015 includes $38.6 million of acquisition and transaction related costs associated with the ProBuild acquisition, including $13.2 million in commitment fees related to bridge and backstop financing facilities incurred in connection with the financing of the ProBuild acquisition. In addition, net loss for the year ended December 31, 2015 also includes $10.3 million related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to our warrants. Net loss for the year ended December 31, 2013 includes a $39.5 million prepayment penalty.

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

OVERVIEW

We are a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The Company operates 402 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 14 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1,202,900 and 848,900, respectively, in 2017. However, both total and single-family housing starts remain well below the normalized historical averages (from 1959 through 2017) of 1.5 million and 1.1 million, respectively. We believe the housing industry is currently experiencing a shortage of skilled construction labor, which is constraining housing activity. Due to the lower levels in housing starts and increased competition for homebuilder business, we have seen and may continue to experience downward competitive pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will recover to the historical average in the long term and that the downturn in the housing industry was a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the

National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.
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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, housing starts, the availability of suitable building lots, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners.

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

RECENT DEVELOPMENTS

During the year ended December 31, 2017, the Company executed three debt transactions which are described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. These transactions further extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

On December 22, 2017, the 2017 Tax Act became enacted law. The effects of the 2017 Tax Act on our financial statements for the year ended December 31, 2017 are discussed in more detail below as well as in Note 11 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.  The 2017 Tax Act, among several other substantial changes, reduces the statutory federal income tax rate from 35% to 21% for periods beginning after December 31, 2017. We generally expect the 2017 Tax Act to have a positive impact on our business due to the anticipated reduction in federal cash tax payments.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. According to the U.S. Census Bureau, actual U.S. total housing starts for 2017 were 1,202,900, an increase of 2.5% compared to 2016. Actual U.S. single-family housing starts for 2017 were 848,900, an increase of 8.6% compared to 2016. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 1,292,000 U.S. total housing starts and 921,000 U.S. single-family housing starts for 2018, which are increases of 7.4% and 8.5%, respectively, from 2017. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 2.5% in 2018 compared to 2017.

Our net sales for the year ended December 31, 2017 were up 10.5% over the same period last year. We estimate that our sales volume increased 4.3%, while commodity price inflation resulted in an additional 6.2% increase in sales in 2017 compared to 2016. For the year ended December 31, 2017 sales volume growth in single-family and the repair and remodel end market were partially offset by declines in multi-family. Our gross margin percentage decreased by 0.5% during the year ended December 31, 2017 compared to the year ended December 31, 2016. Our gross margin percentage decreased primarily due to gross profit margin compression on commodity products resulting from inflation in the lumber and lumber sheet goods markets during most of 2017. We continue to invest in our business to improve our operating efficiency, which has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 20.5% for the year ended December 31, 2017, a 0.9% decrease from 21.4% in 2016. The decrease in selling, general and administrative expenses, as a percentage of net sales, was due to cost leverage as well as the decline in depreciation and amortization on acquired ProBuild assets, partially offset by investments the Company made towards growth initiatives, including additional sales associates and new locations.

We believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, debt reduction will continue to be a key area of focus for the Company.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of sales	75.4%	74.9%	74.7%
Gross margin	24.6%	25.1%	25.3%
Selling, general and administrative expenses	20.5%	21.4%	22.7%
Income from operations	4.1%	3.7%	2.6%
Interest expense, net	2.7%	3.3%	3.1%
Income tax expense (benefit)	0.8%	(1.9)%	0.1%
Net income (loss)	0.6%	2.3%	(0.6)%

2017 Compared with 2016

Sales. Sales for the year ended December 31, 2017 were $7,034.2 million, a 10.5% increase from sales of $6,367.3 million for 2016. We estimate that our sales volume increased 4.3%, while commodity price inflation resulted in an additional 6.2% increase in sales in 2017 compared to 2016. For the year ended December 31, 2017, sales volume growth in single-family and the repair and remodel end market were partially offset by declines in multi-family.

The following table shows sales classified by major product category (dollars in millions):

	2017		2016
	Sales	% of Sales	Sales	% of Sales	% Change
Lumber & lumber sheet goods	$2,510.9	35.7%	$2,131.4	33.5%	17.8%
Manufactured products	1,208.5	17.2%	1,097.7	17.2%	10.1%
Windows, doors & millwork	1,360.6	19.4%	1,286.2	20.2%	5.8%
Gypsum, roofing & insulation	538.4	7.6%	520.0	8.2%	3.5%
Siding, metal & concrete products	655.9	9.3%	622.3	9.8%	5.4%
Other building products & services	759.9	10.8%	709.7	11.1%	7.1%
Total sales	$7,034.2	100.0%	$6,367.3	100.0%	10.5%

We achieved increased net sales across all of our product categories. The impact of commodity price inflation in 2017 resulted in the sales growth of our lumber and lumber sheet goods category exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $130.6 million to $1,727.4 million. Our gross margin percentage decreased to 24.6% in 2017 from 25.1% in 2016, a 0.5% decrease. Our gross margin percentage decreased primarily due to gross profit margin compression on commodity products resulting from inflation in the lumber and lumber sheet goods markets during most of 2017.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $81.9 million, or 6.0%. Our salaries and benefits expense was $935.5 million, an increase of $41.1 million from 2016, and stock compensation increased $3.0 million. Office general and administrative increased $13.9 million, delivery expense increased $10.1 million and occupancy expense increased $5.9 million. In addition, we recognized a $4.2 million loss on the disposal of assets during the year ended December 31, 2017 compared to a gain of $5.0 million during the year ended December 31, 2016.

As a percentage of net sales, selling, general and administrative expenses decreased from 21.4% in 2016 to 20.5% in 2017 due to cost leverage as well as the decline in depreciation and amortization on acquired ProBuild assets, partially offset by investments the Company made towards growth initiatives, including additional sales associates and new locations.

Interest Expense, net. Interest expense was $193.2 million in 2017, a decrease of $21.5 million from 2016. This decrease was largely attributable to the positive results of our debt transactions executed in fiscal years 2016 and 2017. Interest expense for the years ended December 31, 2017 and 2016 included one-time charges related to the debt financing transactions of $58.7 million and $57.0 million, respectively.

Income Tax Expense. We recorded income tax expense of $53.1 million during the year ended December 31, 2017 compared to an income tax benefit of $122.7 million during the year ended December 31, 2016. Due to the enactment of the 2017 Tax Act, we recorded income tax expense of $29.0 million for the year ended December 31, 2017 related to the revaluation of our net deferred tax assets. We recorded reductions of $2.8 million and $131.7 million in the after tax non-cash valuation allowance on our net deferred tax assets for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, our effective tax rate was 57.8% largely due to the impact of the additional income tax expense recognized in connection with the enactment of the 2017 Tax Act. Our effective rate for the year ended December 31, 2016 was (566.1%) primarily due to the release of the valuation allowance against our net federal and some state deferred tax assets in that period. Absent the effect of the 2017 Tax Act and the changes to our valuation allowance, our effective rate would have been 29.4% and 41.8% for the years ended December 31, 2017 and 2016, respectively.

2016 Compared with 2015

Sales. Sales for the year ended December 31, 2016 were $6,367.3 million, a 78.6% increase from sales of $3,564.4 million for 2015. Net sales increased $2,659.1 million, or approximately 75%, due to the ProBuild acquisition. Excluding the impact of the ProBuild acquisition, we estimate net sales increased $143.8 million, or approximately 4% due to increased volume.

The following table shows sales classified by major product category (dollars in millions):

	2016		2015
	Sales	% of Sales	Sales	% of Sales	% Change
Lumber & lumber sheet goods	$2,131.4	33.5%	$1,129.7	31.7%	88.7%
Manufactured products	1,097.7	17.2%	635.3	17.8%	72.8%
Windows, doors & millwork	1,286.2	20.2%	818.1	23.0%	57.2%
Gypsum, roofing & insulation	520.0	8.2%	264.9	7.4%	96.3%
Siding, metal & concrete products	622.3	9.8%	319.6	9.0%	94.7%
Other building products & services	709.7	11.1%	396.8	11.1%	78.9%
Total sales	$6,367.3	100.0%	$3,564.4	100.0%	78.6%

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

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 14 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K (dollars in thousands):

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2017	sales	2016	sales	% change	2017	sales	2016	sales	% change
Northeast	$1,285,286	18.7%	$1,204,100	19.4%	6.7%	$40,359	3.1%	$35,347	2.9%	14.2%
Southeast	1,542,330	22.4%	1,362,259	22.0%	13.2%	49,735	3.2%	40,261	3.0%	23.5%
South	1,855,425	27.0%	1,699,371	27.4%	9.2%	90,551	4.9%	72,183	4.2%	25.4%
West	2,188,696	31.9%	1,939,206	31.2%	12.9%	85,628	3.9%	72,745	3.8%	17.7%
	$6,871,737	100.0%	$6,204,936	100.0%		$266,273	3.9%	$220,536	3.6%

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2016	sales	2015	sales	% change	2016	sales	2015	sales	% change
Northeast	$1,204,100	19.4%	$626,985	18.9%	92.0%	$35,347	2.9%	$28,843	4.6%	22.5%
Southeast	1,362,259	22.0%	890,164	26.8%	53.0%	40,261	3.0%	17,193	1.9%	134.2%
South	1,699,371	27.4%	1,015,556	30.6%	67.3%	72,183	4.2%	53,435	5.3%	35.1%
West	1,939,206	31.2%	785,370	23.7%	146.9%	72,745	3.8%	35,230	4.5%	106.5%
	$6,204,936	100.0%	$3,318,075	100.0%		$220,536	3.6%	$134,701	4.1%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts during the year ended December 31, 2017 increased 3.2%, 7.7%, 7.6% and 13.6% in the Northeast region, Midwest region, South region and West region, respectively. For the year ended December 31, 2017, we achieved increased net sales and profitability compared to 2016 across all of our reportable segments, due to the impact of commodity price inflation as well as an increase in sales volume.

According to the U.S. Census Bureau, actual single-family housing starts during the year ended December 31, 2016 increased 8.8%, 9.5%, 8.7% and 12.8% in the South region, Northeast region, West region and Midwest region, respectively. For the year ended December 31, 2016, we achieved increased net sales and profitability compared to 2015 across all our reportable segments, primarily due to the ProBuild acquisition and sales volume increases.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at December 31, 2017 consist of cash on hand and borrowing availability under our 2022 facility.

Our 2022 facility will be primarily used for working capital, general corporate purposes, and funding acquisitions. In addition, we may use the 2022 facility to facilitate debt repayment and consolidation. Availability under the 2022 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, including progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of December 31, 2017 and 2016 (in millions):

	As of
	December 31, 2017	December 31, 2016
Accounts Receivable Availability	$437.2	$403.5
Inventory Availability	380.8	332.0
Other Receivables Availability	39.2	27.9
Gross Availability	857.2	763.4
Less:
Agent Reserves	(24.9)	(26.9)
Plus:
Cash in Qualified Accounts	39.4	15.5
Borrowing Base	871.7	752.0
Aggregate Revolving Commitments	900.0	800.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	871.7	752.0
Less:
Outstanding Borrowings	(350.0)	—
Letters of Credit	(84.9)	(84.8)
Net Excess Borrowing Availability on Revolving Facility	$436.8	$667.2

As of December 31, 2017, we had $350.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $436.8 million after being reduced by outstanding letters of credit of approximately $84.9 million. We are required to meet a fixed charge coverage ratio of 1:00 to 1:00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $87.2 million as of December 31, 2017. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2017.

Liquidity

Our liquidity at December 31, 2017 was $494.3 million, which consists of net borrowing availability under the 2022 facility and cash on hand. We are expecting continued improvement in the housing industry in 2018. Beyond 2018, it is difficult for us to predict what will happen as our industry is dependent on a number of factors, including national economic conditions, employment levels, the availability of credit for homebuilders and potential home buyers, the level of foreclosures, existing home inventory, and interest rates.

We have substantial indebtedness following our recent acquisitions, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

Should the current industry conditions deteriorate or we pursue additional acquisitions, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, managing our working capital and/or divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash provided by operating activities was $178.5 million and $158.2 million in 2017 and 2016, respectively. The increase in cash provided by operations is due to increased sales and profitability during the year ended December 31, 2017. However, this increase in cash provided by operating activities was mostly offset by the working capital increase of $94.1 million for 2017 exceeding the working capital increase of $43.9 million in 2016. This increased investment in working capital is primarily related to accounts receivable and inventory during the year ended December 31, 2017 compared to the prior year due to a $666.9 million increase in sales over the same period. In addition, the larger increase in working capital for 2017 was also due to a decrease in accrued liabilities in the current year compared to an increase in accrued liabilities in 2016. The decrease in accrued liabilities in 2017 is primarily due to a decrease in accrued interest attributable to the redemption of the 2023 notes in December 2017. These increases were partially offset by the increase in accounts payable for 2017 exceeding the increase in 2016 primarily due to increased purchases in the current year.

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

Cash used in investing activities was $59.4 million and $38.3 million in 2017 and 2016, respectively. The increase in cash used in investing activities is largely due to a $19.7 million increase in capital expenditures in 2017 compared to 2016. The increase in capital expenditures in 2017 largely relates to facility improvements and the purchase of machinery and equipment to support sales growth.

Cash used in investing activities was $38.3 million and $1,508.0 million in 2016 and 2015, respectively. The change is primarily due to $1,462.7 million in cash used for the ProBuild acquisition in 2015. The remaining change is largely due to an increase in proceeds from the sale of property, plant and equipment and a decrease in capital expenditures in 2016 compared to 2015.

Cash used in financing activities was $76.0 million and $170.5 million for the years ended December 31, 2017 and 2016, respectively. Cash used in financing activities in 2017 was primarily attributable to the $379.9 million in payments of long-term debt, largely due to the extinguishment of our 2023 notes. In connection with the extinguishment of the 2023 notes we paid $48.7 million in debt extinguishment costs.  These payments were largely offset by $350.0 million in net borrowings under the 2022 facility. Cash used in financing activities in 2016 largely relates to the debt transactions executed in that period which are described below.

Cash used in financing activities was $170.5 million in 2016 compared to cash provided by financing activities of $1,378.3 million in 2015. Cash used in financing activities in 2016 was primarily attributable to $807.5 million in payments of long-term debt, largely due to the extinguishment of our 2021 notes, the partial pay down of the 2015 term loan and 2023 notes. In addition, we repaid $60.0 million, net, under the 2015 facility, paid $42.9 million of debt extinguishment costs and $15.7 million in debt issuance costs. These payments were partially offset by $750.0 million in proceeds from the 2024 notes issuance. Cash provided by financing activities for 2015 is attributable to the financing activities executed in connection with the ProBuild acquisition.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2018 capital expenditures to be in the range of approximately $120 million to $130 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,562,950	$4,700	$9,400	$359,400	$1,189,450
Interest on long-term debt(1)	477,674	79,441	158,287	145,405	94,541
Lease finance obligations(2)	328,961	18,418	36,871	35,362	238,310
Capital lease obligations(2)	16,591	6,689	9,902	—	—
Operating leases	319,867	76,565	114,578	67,797	60,927
Total contractual cash obligations	$2,706,043	$185,813	$329,038	$607,964	$1,583,228

(1)

We had $350.0 million in outstanding borrowings under the 2022 facility as of December 31, 2017. Borrowings under the 2022 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to interest rate changes or any future borrowing activity under the 2022 facility. The 2024 term loan also bears interest at a variable rate, therefore actual interest may differ from the amounts presented above due to interest rate changes.

(2)	Future minimum commitments for lease finance obligations and capital lease obligations.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2017. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities. Where it makes economic sense to do so, we plan to lease certain equipment during 2018 to support anticipated sales growth. These operating leases are not included in the table above.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.6 million as of December 31, 2017.

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

We have identified the following accounting policy that requires us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2017, our goodwill balance was $740.4 million, representing 24.6% of our total assets.

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

In connection with our annual goodwill impairment test in the fourth quarter of 2017 we elected to adopt updated guidance which simplifies the accounting for goodwill impairment. This updated guidance is described in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

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

However, if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.

In performing our annual impairment tests at December 31, 2017, we developed a range of fair values for our reporting units using a five-year discounted cash flow methodology. Inherent in such fair value determinations are estimates relating to future cash flows, including revenue growth, gross margins, operating expenses and long-term growth rates, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill could be recorded.

Significant information and assumptions utilized in estimating future cash flows for our reporting units includes projections of market share gains as well as publicly available industry information on projected single-family housing starts and lumber commodity prices which are used to project revenue. Projected gross margins and operating expenses reflect current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples of 5.0x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 12.5% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 4.0x, or increasing the discount rate by 1.0% to 13.5%, would not have changed the results of our impairment testing.

At December 31, 2017, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. The excess (or “cushion”) of the fair values over the carrying amounts of our nine reporting units ranged from $122 million to $315 million. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2017, 2016 or 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. At December 31, 2017, a 1.0% increase in interest rates on the 2024 term loan would, subject to the interest rate floor specified in the agreement, result in approximately $4.6 million in additional interest expense annually. At December 31, 2017, a 1.0% increase in interest rates on the 2022 facility would result in approximately $3.5 million in additional interest expense annually. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials and the related in-bound freight costs, some of which are subject to significant fluctuations, are sometimes, but not always, passed on to our customers. Delays in our ability to pass on material price increases to our customers can adversely impact our operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 1, 2018

We have served as the Company’s auditor since 1999.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Sales	$7,034,209	$6,367,284	$3,564,425
Cost of sales	5,306,818	4,770,536	2,662,967
Gross margin	1,727,391	1,596,748	901,458
Selling, general and administrative expenses	1,442,288	1,360,412	810,703
Income from operations	285,103	236,336	90,755
Interest expense, net	193,174	214,667	109,199
Income (loss) before income taxes	91,929	21,669	(18,444)
Income tax expense (benefit)	53,148	(122,672)	4,387
Net income (loss)	$38,781	$144,341	$(22,831)
Comprehensive income (loss)	$38,781	$144,341	$(22,831)
Net income (loss) per share:
Basic	$0.34	$1.30	$(0.22)
Diluted	$0.34	$1.27	$(0.22)
Weighted average common shares outstanding:
Basic	112,587	110,754	103,190
Diluted	115,597	113,585	103,190

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2017	2016
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,533	$14,449
Accounts receivable, less allowances of $11,771 and $11,571 at December 31, 2017 and 2016, respectively	631,992	569,208
Other receivables	71,232	55,781
Inventories, net	601,547	541,771
Other current assets	33,564	34,772
Total current assets	1,395,868	1,215,981
Property, plant and equipment, net	639,303	656,101
Assets held for sale	5,273	4,361
Goodwill	740,411	740,411
Intangible assets, net	132,567	159,373
Deferred income taxes	75,105	115,320
Other assets, net	17,597	18,340
Total assets	$3,006,124	$2,909,887
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Checks outstanding	$—	$35,606
Accounts payable	514,282	409,759
Accrued liabilities	271,597	293,115
Current maturities of long-term debt and lease obligations	12,475	16,217
Total current liabilities	798,354	754,697
Long-term debt and lease obligations, net of current maturities, debt discount, and debt issuance costs	1,771,945	1,785,835
Other long-term liabilities	59,616	59,735
Total liabilities	2,629,915	2,600,267
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 113,572 and 111,564 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,136	1,115
Additional paid-in capital	546,766	527,868
Accumulated deficit	(171,693)	(219,363)
Total stockholders’ equity	376,209	309,620
Total liabilities and stockholders’ equity	$3,006,124	$2,909,887

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$38,781	$144,341	$(22,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	92,993	109,793	58,280
Amortization and write-off of debt issuance costs and debt discount	6,092	7,502	18,929
Loss on extinguishment of debt	56,657	55,776	—
Payment of original issue discount	—	(1,259)	—
Fair value adjustment of stock warrants	—	—	4,563
Deferred income taxes	49,104	(124,787)	3,287
Bad debt expense	197	1,390	2,285
Stock compensation expense	13,508	10,549	6,848
Net loss (gain) on sales of assets and asset impairments	6,965	(336)	1,313
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(75,870)	(45,942)	74,089
Inventories	(60,645)	(33,965)	46,854
Other current assets	8	(4,873)	(6,320)
Other assets and liabilities	8,315	(828)	5,314
Accounts payable and checks outstanding	65,764	36,585	(45,286)
Accrued liabilities	(23,341)	4,281	29,709
Net cash provided by operating activities	178,528	158,227	177,034
Cash flows from investing activities:
Purchases of property, plant and equipment	(62,407)	(42,662)	(43,811)
Proceeds from sale of property, plant and equipment	2,981	8,305	4,275
Cash used for acquisitions, net	—	(3,970)	(1,468,511)
Net cash used in investing activities	(59,426)	(38,327)	(1,508,047)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,370,000	907,000	320,000
Payments under revolving credit facility	(1,020,000)	(967,000)	(290,000)
Proceeds from issuance of notes	—	750,000	700,000
Proceeds from term loan	—	—	594,000
Repayments of long-term debt and other loans	(379,926)	(807,517)	(4,213)
Payments of debt extinguishment costs	(48,704)	(42,869)	—
Payments of loan costs	(2,799)	(15,663)	(58,525)
Proceeds from public offering of common stock, net of issuance costs	—	—	111,309
Exercise of stock options	8,055	6,627	6,718
Repurchase of common stock	(2,644)	(1,092)	(986)
Net cash provided by (used in) financing activities	(76,018)	(170,514)	1,378,303
Net increase (decrease) in cash and cash equivalents	43,084	(50,614)	47,290
Cash and cash equivalents at beginning of period	14,449	65,063	17,773
Cash and cash equivalents at end of period	$57,533	$14,449	$65,063

Supplemental disclosure of non-cash activities

For the years ended December 31, 2017, 2016 and 2015, the Company retired assets subject to lease finance obligations of $14.0 million, $38.1 million and $1.4 million and extinguished the related lease finance obligations of $11.7 million $41.2 million and $1.5 million, respectively.

The Company purchased equipment which was financed through capital lease obligations of $14.2 million $8.1 million and $1.6 million in the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(In thousands)
Balance at December 31, 2014	98,226	$982	$380,091	$(340,873)	$40,200
Issuance of common stock from public offering, net of issuance costs	9,200	92	111,217	—	111,309
Vesting of restricted stock units	495	5	(5)	—	—
Stock compensation expense	—	—	6,848	—	6,848
Exercise of stock options	1,388	14	6,704	—	6,718
Exercise of stock warrants	569	6	7,931	—	7,937
Repurchase of common stock	(152)	(2)	(984)	—	(986)
Net loss	—	—	—	(22,831)	(22,831)
Balance at December 31, 2015	109,726	1,097	511,802	(363,704)	149,195
Vesting of restricted stock units	505	5	(5)	—	—
Stock compensation expense	—	—	10,549	—	10,549
Exercise of stock options	1,496	15	6,612	—	6,627
Repurchase of common stock	(163)	(2)	(1,090)	—	(1,092)
Net income	—	—	—	144,341	144,341
Balance at December 31, 2016	111,564	1,115	527,868	(219,363)	309,620
Vesting of restricted stock units	772	8	(8)	—	—
Stock compensation expense	—	—	13,508	—	13,508
Exercise of stock options	1,449	15	8,040	—	8,055
Repurchase of common stock	(213)	(2)	(2,642)	—	(2,644)
Cumulative effect adjustment (Note 2)	—	—	—	8,889	8,889
Net income	—	—	—	38,781	38,781
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209

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

In this annual report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries (including ProBuild Holdings LLC (“ProBuild”) as of July 31, 2015), unless otherwise stated or the context otherwise requires.

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

Sales Recognition

We recognize sales of building products upon delivery to the customer. For contracts with service elements, sales are generally recognized on the completed contract method as these contracts are usually completed within 30 days with the percentage of completion method applied to the remaining contracts with service elements. Contract costs include all direct material and labor, equipment costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. We present all sales tax on a net basis in our consolidated financial statements. The Company records sales incentives provided to customers as a reduction of revenue.

Cash and Cash Equivalents & Checks Outstanding

Cash and cash equivalents consist of cash on hand and all highly liquid investments with an original maturity date of three months or less. Also included in cash and cash equivalents are proceeds due from credit card transactions that generally settle within two business days. We maintain cash at financial institutions in excess of federally insured limits. Further, we maintain various banking relationships with different financial institutions.  Accordingly, when there is a negative net book cash balance resulting from outstanding checks that had not yet been paid by any single financial institution, they are reflected in checks outstanding on the accompanying consolidated balance sheets.

Accounts Receivable

We extend credit to qualified professional homebuilders and contractors, in many cases on a non-collateralized basis. Accounts receivable potentially expose us to concentrations of credit risk. Because our customers are dispersed among our various markets, our credit risk to any one customer or geographic economy is not significant.

Our customer mix is a balance of large national homebuilders, regional homebuilders, local homebuilders and repair and remodeling contractors. For the year ended December 31, 2017, our top 10 customers accounted for approximately 16.0% of our sales, and no single customer accounted for more than 5% of sales.

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

We also establish reserves for credit memos and customer returns. The reserve balance was $6.8 million and $5.6 million at December 31, 2017 and 2016, respectively. The activity in this reserve was not significant for each year presented.

Accounts receivable consisted of the following at December 31:

	2017	2016
	(In thousands)
Accounts Receivable	$643,763	$580,779
Less: allowances for returns and doubtful accounts	11,771	11,571
Accounts receivable, net	$631,992	$569,208

The following table shows the changes in our allowance for doubtful accounts:

	2017	2016	2015
	(In thousands)
Balance at January 1,	$5,922	$4,245	$1,734
Additions	197	1,390	2,285
Deductions (write-offs, net of recoveries)	(1,146)	287	226
Balance at December 31,	$4,973	$5,922	$4,245

Inventories

Inventories consist principally of materials purchased for resale, including lumber, sheet goods, windows, doors and millwork, as well as certain manufactured products and are stated at the lower of cost and net realizable value. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. We accrue for shrink based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

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

Our arrangements with vendors provide for rebates of a specified amount of consideration, payable when certain measures, generally related to a stipulated level of purchases, have been achieved. We account for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the accompanying consolidated statement of operations and comprehensive income (loss). Throughout the year we estimate the amount of the rebates based upon the expected level of purchases. We continually revise these estimates based on actual purchase levels.

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 8% of our total materials purchased in 2017.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income (loss) and totaled $296.2 million, $269.8 million and $171.9 million in 2017, 2016 and 2015, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated lives of the various classes of assets are as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term

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

We periodically evaluate the commercial and strategic operation of the land, related buildings and improvements of our facilities. In connection with these evaluations, some facilities may be consolidated, and others may be sold or leased. Nonoperating assets primarily related to land and building real estate assets associated with location closures that are actively being marketed for sale within a year are classified as assets held for sale and recorded at fair value, usually the quoted market price obtained from an independent third-party less the cost to sell. Until the assets are sold, an estimate of the fair value is reassessed at each reporting period. Net gains or losses related to the sale of real estate and equipment or impairment adjustments related to assets held for sale are recorded as selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income (loss).

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. We discount our workers’ compensation liability based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $78.0 million and $80.4 million as of December 31, 2017 and 2016, respectively. Of these balances $45.6 million and $43.6 million were recorded as other long-term liabilities as of December 31, 2017 and 2016, respectively. Included in these reserve balances as of December 31, 2017 and 2016, were approximately $8.9 million and $9.4 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheet.

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

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2017	2016	2015
	(In thousands)
Weighted average shares for basic EPS	112,587	110,754	103,190
Dilutive effect of options and RSUs	3,010	2,831	—
Weighted average shares for diluted EPS	115,597	113,585	103,190

 For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 2,104,000 options to purchase common stock and 2,249,000 restricted stock units (“RSUs”) for 2017. Weighted average shares outstanding have been adjusted for common shares underlying 3,515,000 options and 2,177,000 RSUs for 2016. Options to purchase 4,998,000 shares of common stock and 1,516,000 RSUs were not included in the computation of diluted EPS for 2015 because their effect was anti-dilutive. Incremental shares attributable to average warrants outstanding during 2015 were not included in the computation of diluted EPS for 2015 as their effect was anti-dilutive.

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

Goodwill

We recognize goodwill as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the carrying amount of a reporting unit exceeds its fair value.

Stock-based Compensation

We have four stock-based employee compensation plans, which are described more fully in Note 10. We issue new common stock shares upon exercises of stock options and vesting of RSUs. We recognize the effect of pre-vesting forfeitures in the period they actually occur.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

	2017	2016	2015
Expected life	6.0 years	6.0 years	6.0 years
Expected volatility	59.2%	60.9%	75.2%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	2.20%	1.41%	1.75%

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

The fair value of RSU awards subject to market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the year ended December 31:

	2017	2016
Expected volatility (company)	73.7%	53.6%
Expected volatility (peer group median)	33.8%	17.3%
Correlation between the company and peer group median	0.33	0.47
Expected dividend yield	0.00%	0.00%
Risk-free rate	1.50%	1.29%

The expected volatilities and correlation are based on the historical daily returns of our common stock and the common stocks of the constituents of the Company’s peer group over the most recent period equal to the measurement period. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the measurement period. We did not grant any RSUs subject to market conditions in 2015.

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

As of December 31, 2017 and 2016 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 5.625% senior secured notes due 2024 (“2024 notes”), $467.7 million senior secured term loan facility due 2024 (“2024 term loan”) and $900.0 million revolving credit facility (“2022 facility”) at amortized cost. The fair values of the 2024 notes and the 2024 term loan at December 31, 2017 were approximately $777.3 million and $464.1 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2022 facility at December 31, 2017 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2022 facility was also classified as Level 2 in the hierarchy.

Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Cash payments for interest (1)	$193,429	$197,384	$55,028
Cash payments for income taxes	5,643	2,875	1,409

(1)

Includes $48.7 million and $42.9 million in payments of debt extinguishment costs which are classified as financing outflows in the accompanying consolidated statement of cash flows for the years ended December 31, 2017 and 2016, respectively. These payments were recorded to interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for their respective years.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income (loss) for the years ended December 31, 2017, 2016, and 2015.

Recently Issued Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Compensation-Stock Compensation topic of the Accounting Standards Codification (“Codification”) to clarify when modification accounting would be applied for a change to the terms or conditions of a share-based award. Under this new guidance modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance is required to be adopted on a prospective basis for annual periods beginning on or after December 15, 2017 with early adoption permitted. The Company will adopt this guidance on January 1, 2018. As we do not regularly modify the terms and conditions of our share-based awards we do not expect the adoption of this guidance to have a significant impact on our financial statements upon adoption.

In January 2017, the FASB issued an update to the existing guidance under the Intangibles-Goodwill and Other topic of the Codification to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All of the other goodwill impairment guidance will remain largely unchanged, including the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This update is effective for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for annual or interim goodwill tests performed after January 1, 2017. As such, we adopted this guidance on a prospective basis in the fourth quarter of 2017 in connection with our annual goodwill impairment test. The adoption of this guidance did not have an impact on our financial statements.

In January 2017, the FASB issued an update to the existing guidance under the Business Combinations topic of the Codification. This update revises the definition of a business. Under this guidance when substantially all of the assets acquired are concentrated in a single asset (or group of similar assets) the assets acquired would not be considered a business. If this initial screen is met the need for further assessment is eliminated. If this screen is not met in order to be considered a business an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. This update is effective for public companies for annual and interim reporting periods beginning after December 15, 2017. Early adoption of this guidance is permitted. This guidance requires prospective application following adoption. The Company will adopt this guidance on January 1, 2018 and the impact on our financial statements will depend upon the occurrence of any future acquisition activity.

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

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Subsequent to issuance of the original update, the FASB issued several further updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. The Company will adopt this guidance beginning on January 1, 2018 on a modified retrospective basis. Under current guidance, we recognize sales from contracts with service elements on the completed contract method when these contracts are completed within 30 days. The remaining contracts with service elements are recognized under the percentage of completion method.  Under this updated guidance, revenue related to our contracts with service elements will generally be recognized over time based on the extent of progress towards completion of the performance obligation because of continuous transfer of control to the customer. We have assessed and updated our business processes, systems and controls to ensure compliance with the recognition and disclosure requirements of the new standard upon adoption. The impact from adoption will primarily be associated with deferred revenue on contracts outstanding at December 31, 2017 accounted for under the completed contract method, which will be generally recognized earlier under this new guidance. The adoption of this guidance will not have a significant impact on our financial statements.

3. Acquisitions

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

This acquisition was accounted for by the acquisition method, and accordingly the results of operations were included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

We incurred acquisition related costs of $20.9 million related to the ProBuild acquisition during the year ended December 31, 2015. These costs include due diligence costs and transaction costs to complete the acquisition, and have been recognized in selling, general and administrative expense in the accompanying condensed consolidated statement of operations and comprehensive income (loss). We did not incur any acquisition costs related to this acquisition during the years ended December 31, 2017 and 2016.

The operating results of the ProBuild acquisition have been included in the consolidated statement of operations and comprehensive income (loss) from the acquisition date through December 31, 2017. Net sales and net income attributable to ProBuild were approximately $4,994 million and $212 million, respectively for the year ended December 31, 2017. Net sales and net income attributable to ProBuild were approximately $4,520 million and $190 million, respectively for the year ended December 31, 2016. Net sales and net income attributable to ProBuild were approximately $1,860 million and $50 million, respectively, for the period of August 1, 2015 through December 31, 2015. Net income attributable to ProBuild does not include an allocation of income tax expense or of the additional interest expense incurred by the Company as a result of the ProBuild acquisition financing transactions and is also impacted by changes in the business post-acquisition.

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

Year Ended December 31, 2015
(pro-forma) (in thousands, except per share amounts)
Net sales	$6,066,791
Net loss	$(10,433)
Basic net loss per share	$(0.10)
Diluted net loss per share	$(0.10)

Pro forma net loss for the year ended December 31, 2015 reflects adjustments primarily related to depreciation and amortization, the conversion from last-in, first-out to first-in, first out inventory valuation, and interest expense. Pro forma net loss for 2015 was adjusted to exclude transaction-related expenses of $46.9 million ($34.6 million incurred by the Company and $12.3 million incurred by ProBuild).

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2017	2016
	(In thousands)
Land	$188,551	$195,064
Buildings and improvements	337,536	331,498
Machinery and equipment	352,529	329,529
Furniture and fixtures	61,310	56,571
Construction in progress	24,228	12,771
Property, plant and equipment	964,154	925,433
Less: accumulated depreciation	324,851	269,332
Property, plant and equipment, net	$639,303	$656,101

Depreciation expense was $71.1 million, $87.2 million and $46.3 million, of which $9.8 million, $9.5 million and $5.3 million was included in cost of sales, in 2017, 2016, and 2015, respectively.

Included in property, plant and equipment are certain assets held under capital leases and lease finance obligations.  These assets are recorded at the present value of minimum lease payments and include land, buildings and equipment. Amortization charges associated with assets held under capital leases and lease finance obligations are included in depreciation expense.  The following balances held under capital lease and lease finance obligations are included on the accompanying consolidated balance sheet:

	2017	2016
	(In thousands)
Land	$114,010	$119,287
Buildings and improvements	142,941	151,862
Machinery and equipment	21,875	11,012
Assets held under capital leases and lease finance obligations	278,826	282,161
Less: accumulated amortization	15,367	9,213
Assets held under capital leases and lease finance obligations, net	$263,459	$272,948

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2017 and 2016 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2016
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	286,135	297,592	740,411
Balance as of December 31, 2017
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$60,076	$286,135	$297,592	$740,411

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

We recorded no goodwill impairment charges in 2017, 2016, and 2015.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$149,045	$(48,925)	$149,045	$(33,023)
Non-compete agreements	1,379	(1,081)	1,379	(375)
Trade names	51,361	(22,554)	51,361	(13,286)
Favorable lease intangibles	6,409	(3,067)	6,409	(2,137)
Total intangible assets	$208,194	$(75,627)	$208,194	$(48,821)
Unfavorable lease obligations (included in Accrued liabilities and Other long-term liabilities)	$(19,597)	$13,666	$(19,597)	$8,746

 During the years ended December 31, 2017, 2016, and 2015, we recorded amortization expense in relation to the above-listed intangible assets of $21.9 million, $22.6 million, and $11.9 million, respectively.  In addition, as a result of the facility closure activities following the ProBuild acquisition, we recorded impairment charges of $1.7 million and $1.4 million against our intangible assets during the years ended December 31, 2016 and 2015, respectively. We did not record any impairment charges related to our intangible assets for the year ended December 31, 2017. We recognized these impairment charges in selling, general, and administrative expense in the accompanying consolidated statement of operations and comprehensive income (loss). The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2018	$21,003
2019	17,205
2020	13,010
2021	11,936
2022	10,926
Thereafter	52,556
Total future net intangible amortization expense	$126,636

7. Accrued Liabilities

Accrued liabilities consisted of the following at December 31:

	2017	2016
	(In thousands)
Accrued payroll and other employee related expenses	$127,745	$127,485
Customer obligations	46,894	38,448
Self-insurance reserves	32,424	36,817
Accrued business taxes	28,460	30,177
Accrued interest	14,403	28,570
Unfavorable lease obligations (Note 6)	3,195	4,921
Facility closure reserves	3,097	3,910
Other	15,379	22,787
Total accrued liabilities	$271,597	$293,115

8. Long-Term Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
2022 facility	$350,000	$—
2023 notes	—	367,608
2024 notes	750,000	750,000
2024 term loan	462,950	467,650
Lease finance obligations	225,070	238,539
Capital lease obligations (Note 9)	15,431	7,427
	1,803,451	1,831,224
Unamortized debt discount and debt issuance costs	(19,031)	(29,172)
	1,784,420	1,802,052
Less: current maturities of long-term debt and lease obligations	12,475	16,217
Long-term debt and lease obligations, net of current maturities	$1,771,945	$1,785,835

ProBuild Acquisition Financing

As described in Note 3, we acquired all of the operating affiliates of ProBuild on July 31, 2015 through the purchase of all issued and outstanding equity interests of ProBuild for $1.63 billion in cash, subject to certain adjustments. The purchase price was funded with the net cash proceeds from (i) the sale of $700.0 million in aggregate principal amount of 10.75% senior unsecured notes due 2023 (the “2023 notes”), (ii) entry into a $600.0 million term loan credit agreement (the “2015 term loan”), (iii) a $295.0 million draw on an amended and restated $800.0 million senior secured revolving credit facility (the “2015 facility”), and (iv) a public offering of 9.2 million new shares of our common stock at an offering  price of $12.80 per share (the “equity offering”).

In connection with the financing transactions described above, we incurred approximately $65.0 million of various third-party fees and expenses. Of these costs, $18.1 million were allocated to the 2023 notes, $16.0 million were allocated to the 2015 term loan, $11.2 million were allocated to the 2015 facility and $6.5 million were allocated to the equity offering.  The costs allocated to the 2023 notes and the 2015 term loan were recorded as reductions to long-term debt. The costs allocated to the 2015 facility were recorded as other assets. The costs allocated to the equity offering were recorded as a reduction to additional paid-in capital. In addition, $13.2 million in costs relate to commitment fees paid for bridge and backstop financing facilities entered into in connection with these financing transactions, neither of which was utilized. As such, these fees were recorded as interest expense for the year ended December 31, 2015.  At the closing of these transactions, there were approximately $3.0 million in unamortized debt issuance costs associated with our previous revolving credit facility, of which approximately $0.9 million were recorded as interest expense for the year ended December 31, 2015. The remaining $2.1 million in unamortized costs associated with our previous revolving credit facility were carried over to the 2015 facility.

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

The note exchange transactions were considered to be debt extinguishments. As such, we recognized a net gain of $7.8 million which was recorded as an offset to interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this $7.8 million gain, $14.8 million was attributable to the reduction in outstanding principal which was partially offset by the write-off of $7.0 million of unamortized debt issuance costs associated with the 2023 notes which were extinguished in the exchange transactions.

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

Note Redemption Transaction

In May 2016, the Company exercised its contractual right to redeem $35.0 million in aggregate principal amount of 2021 notes at a price of 103.0%, plus accrued and unpaid interest. The redemption transaction was considered to be a debt extinguishment. As such, we recognized a loss of $1.7 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this $1.7 million loss, $1.1 million was attributable to the payment of the redemption premium and $0.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes.

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

The redemption of the 2021 notes was considered to be a debt extinguishment. As such, we recognized a loss of $43.9 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this $43.9 million loss, $33.3 million was attributable to the payment of the redemption premium and $10.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes. In addition, in connection with the repricing and pay down of the 2015 term loan we recognized $8.2 million in interest expense in the third quarter of 2016 related to the write-off of unamortized debt discount and debt issuance costs.

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

The tender offer transaction was considered to be a debt extinguishment. As such, we recognized a loss on extinguishment of $9.7 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2016. Of this loss, approximately $8.5 million was attributable to the purchase premium paid to the lenders and $1.2 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes. In addition to the loss described above, we incurred approximately $0.1 million in third party costs which were recorded to selling, general, and administrative expense in the fourth quarter of 2016.

2017 Debt Transactions

During the year ended December 31, 2017, the Company executed several debt transactions which are described in more detail below. These transactions included a repricing and extension of the 2015 term loan as well as increasing the borrowing capacity and extending the maturity of our 2015 facility and the complete extinguishment of our 2023 notes. Our 2017 and 2016 debt transactions have extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

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

In connection with the 2024 term loan amendment we recognized $0.4 million in interest expense for the year ended December 31, 2017 related to the write-off of unamortized debt discount and debt issuance costs. We incurred $1.2 million in lender fees which, together with $10.0 million in remaining unamortized debt discount and debt issuance costs, have been recorded as a reduction of long-term debt and are being amortized over the remaining contractual life of the 2024 term loan using the effective interest method. In addition, we also incurred $1.4 million in various third-party fees and expenses related to the 2024 term loan amendment which were recorded to interest expense for the year ended December 31, 2017.

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

In connection with the 2022 facility amendment, we recognized $0.6 million in interest expense for the year ended December 31, 2017 related to the write-off of unamortized debt issuance costs. We incurred $1.6 million in lender and third-party fees which, together with $8.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the 2022 facility on a straight-line basis.

2023 Notes Redemption

In December 2017, the Company exercised its contractual right to redeem $367.6 million in aggregate principal amount of 2023 Notes at a total redemption price of 113.249%, plus accrued and unpaid interest. The redemption of the 2023 Notes was funded with a combination of borrowings under the 2022 facility and cash on hand.

The redemption of the 2023 notes was considered to be a debt extinguishment. As such, we recognized a loss on extinguishment of $56.3 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2017. Of this $56.3 million loss, $48.7 million was attributable to the payment of the redemption premium and $7.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes.

2024 Term Loan Credit Agreement

As of December 31, 2017, we have $463.0 million outstanding under the 2024 term loan, which matures on February 29, 2024. The 2024 term loan bears interest based on either a eurodollar or base rate (a rate equal to the highest of an agreed commercially available benchmark rate, the federal funds effective rate plus 0.50% or the eurodollar rate plus 1.0%, as selected by the Company) plus, in each case, an applicable margin. The applicable margin in the 2024 term loan is (x) 3% in the case of Eurodollar rate loans and (y) 2% in the case of base rate loans.  The 2024 term loan has mandatory principal repayments of $1.175 million which are payable in March, June, September, and December of each year provided that each such payment is subject to reduction as a result of certain prepayments of the loans in accordance with the loan documentation. The weighted average interest rate of the term loan was 4.3% during the year ended December 31, 2017.

2022 Revolving Credit Facility

The 2022 facility provides for a $900.0 million revolving credit line to be used for working capital, general corporate purposes and funding acquisitions. In addition, we may use the 2022 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2017, we had $350.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $436.8 million after being reduced by outstanding letters of credit of approximately $84.9 million. During the year ended December 31, 2017, we borrowed $1,370.0 million and repaid $1,020.0 million at a weighted average interest rate of 2.9%. The 2022 facility matures on March 22, 2022.

Borrowings under the 2022 facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case an applicable margin. The applicable margin ranges from 1.25% to 1.75% per annum in the case of eurodollar rate loans and 0.25% to 0.75% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2022 facility. A variable commitment fee, currently 0.375% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2022 facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.25%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2024 term loan and 2022 facility will be guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2024 notes. All obligations and the guarantees of those obligations will be secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens, including (i) with respect to the 2024 term loan, a first-priority security interest in such assets that constitute Notes Collateral (as defined below) and a second priority security interest in such assets that constitute ABL Collateral (as defined below), and (ii) with respect to the 2022 facility, a first-priority security interest in such assets that constitute ABL Collateral and a second-priority security interest in such assets that constitute Notes Collateral.

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

The 2024 term loan and the 2022 facility contain restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2022 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $87.2 million as of December 31, 2017.

Senior Secured Notes due 2024

As of December 31, 2017 we have $750.0 million outstanding in aggregate principal amount of the 2024 notes which mature on September 1, 2024. Interest accrues on the 2024 notes at a rate of 5.625% per annum and is payable semi-annually on March 1 and September 1 of each year.

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

The Notes Collateral Agent became a party to the ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among SunTrust Bank, as agent under the Company’s 2022 facility, the Wilmington Trust, National Association, the Company and the Guarantors, and the Pari Passu Intercreditor Agreement, dated as of July 31, 2015, among Deutsche Bank AG New York Branch, as term collateral agent under the Company’s 2024 term loan, Wilmington Trust, National Association, the Company and the Guarantors. These documents govern all arrangements in respect of the priority of the security interests in the ABL Collateral and the Notes Collateral among the parties to the Indenture, the 2022 facility and the 2024 term loan. The 2024 notes constitute senior secured obligations of the Company and Guarantors, rank senior in right of payment to all future debt of the Company and Guarantors that is expressly subordinated in right of payment to the 2024 notes, and rank equally in right of payment with all existing and future liabilities of the Company and Guarantors that are not so subordinated, including the 2022 facility.

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

As of December 31, 2017 we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2017 were as follows (in thousands):

Year ending December 31,
2018	$4,700
2019	4,700
2020	4,700
2021	4,700
2022	354,700
Thereafter	1,189,450
Total long-term debt (including current maturities)	$1,562,950

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

Non-cash fair value adjustments related to our derivative financial instrument recorded as interest expense in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31 (in thousands) were as follows:

Derivative Not Designated as Hedging Instruments	Location of Loss Recognized in Income	Amount of Loss Recognized in Income
		2017	2016	2015
Warrants	Interest expense, net	—	—	(4,563)

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

Lease Finance Obligations

The Company is party to 141 individual property lease agreements with a single lessor as of December 31, 2017. These lease agreements have initial terms ranging from nine to fifteen years (expiring through 2021) and renewal options in five-year increments providing for up to approximately 30-year remaining total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. As a result of these purchase rights, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of December 31, 2017, lease finance obligations consist of $225.1 million, with cash payments of $22.0 million for the year ended December 31, 2017. These lease finance obligations are included on the consolidated balance sheet as a component of long-term debt and lease obligations. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future minimum commitments for lease finance obligations as of December 31, 2017 were as follows (in thousands):

Year ending December 31,
2018	$18,418
2019	18,898
2020	17,973
2021	17,712
2022	17,650
Thereafter	238,310
Total	$328,961

9. Capital Lease Obligations

The Company leases certain property and equipment under capital leases expiring through 2020. These leases require monthly payments of principal and interest, imputed at various interest rates. Future minimum lease payments as of December 31, 2017 are as follows (in thousands):

Years ending December 31,
2018	$6,689
2019	5,127
2020	4,775
Thereafter	—
Total minimum lease payments	16,591
Less: amount representing interest	(1,160)
Present value of net minimum payments	15,431
Less: current portion	(5,986)
Long-term capital lease obligations, net of current portion	$9,445

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. In May 2016, our shareholders approved an amendment to our 2014 Plan that increased the number of shares of common stock reserved for the grant of awards under the 2014 Plan from 5.0 million shares to 8.5 million shares, subject to adjustment as provided by the 2014 Plan. All 8.5 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four year period. As of December 31, 2017, 5.4 million shares were available for issuance under the 2014 Plan.

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company was authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. Stock options and SARs granted under the 2007 Plan may not have a term exceeding 10 years from the date of grant. The 2007 Plan also provided that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2007 Plan). Historically, awards granted under the 2007 Plan generally vested ratably over a three to four-year period. As of May 24, 2017, no further grants will be made under the 2007 plan.

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan (“2005 Plan”), we were authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. Stock options and SARs granted under the 2005 Plan could not have a term exceeding 10 years from the date of grant. The 2005 Plan also provided that all awards become fully vested and/or exercisable upon a change in control (as defined in the 2005 Plan). Historically, awards granted under the 2005 Plan generally vested ratably over a three-year period.  As of June 27, 2015, no further grants will be made under the 2005 Plan.

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

Stock Options

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2016	3,515	$5.51
Granted	57	$12.94
Exercised	(1,449)	$5.56
Forfeited	(19)	$7.44
Outstanding at December 31, 2017	2,104	$5.66	4.8	$33,927
Exercisable at December 31, 2017	1,522	$4.80	4.1	$25,871

The outstanding options at December 31, 2017 include 210,000 options under the 2014 plan, 1,384,000 options under the 2007 Plan, 302,000 options under the 2005 Plan and 208,000 options under the 1998 Plan. As of December 31, 2017, 42,000 options under the 2014 Plan, 1,108,000 options under the 2007 Plan, 164,000 options under the 2005 Plan and 208,000 options under the 1998 Plan were exercisable. The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 were $7.26, $3.71 and $4.20, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 were $16.4 million, $11.6 million and $12.8 million, respectively. Vesting of all of our stock options is contingent solely on continuous employment over the requisite service period.

Outstanding and exercisable stock options at December 31, 2017 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15	208	$3.15	5.9	208	$3.15
$3.19	754	$3.19	2.1	754	$3.19
$6.35 - $6.70	161	$6.45	7.2	48	$6.47
$7.67- $12.94	981	$7.97	6.3	512	$7.67
$3.15 - $12.94	2,104	$5.66	4.8	1,522	$4.80

Restricted Stock Units

The outstanding restricted stock units (“RSUs”) at December 31, 2017 include 2,015,000 units granted under the 2014 Plan and 234,000 units granted under the 2007 Plan.

The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2017 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,657	$8.77
Granted	468	$14.60
Vested	(772)	$8.88
Forfeited	(22)	$7.96
Nonvested at December 31, 2017	1,331	$10.77

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2017, 2016 and 2015 were $14.60, $10.68, and $7.26, respectively.

The following table summarizes activity for RSUs subject to both performance and service conditions for the year ended December 31, 2017 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	260	$10.95
Granted	230	$15.38
Vested	—	$—
Forfeited	(3)	$11.09
Nonvested at December 31, 2017	487	$13.04

The weighted average grant date fair value of RSUs for which vesting is subject to both performance and service conditions granted during the years ended December 31, 2017 and 2016 were $15.38 and $10.96, respectively. There were no RSUs granted in 2015 which were subject to both performance and service conditions.

The following table summarizes activity for RSUs subject to both market and service conditions for the year ended December 31, 2017 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	260	$7.58
Granted	174	$11.49
Vested	—	$—
Forfeited	(3)	$7.72
Nonvested at December 31, 2017	431	$9.16

The weighted average grant date fair value of RSUs for which vesting is subject to both market and service conditions granted during the years ended December 31, 2017 and 2016 were $11.49 and $7.58, respectively. There were no RSUs granted in 2015 which were subject to both market and service conditions.

Our results of operations include stock compensation expense of $13.5 million ($8.2 million net of taxes), $10.5 million ($6.3 million net of taxes) and $6.9 million ($6.9 million net of taxes) for the years ended December 31, 2017, 2016 and 2015, respectively. As a result of our adoption of the updated guidance related to stock compensation discussed in Note 2 we recognized excess tax benefits for stock options exercised and RSUs vested of $5.1 million for the year ended December 31, 2017. We recognized no excess tax benefits for stock options exercised or RSUs vested during the years ended December 31, 2016 and 2015.   The total fair value of options vested during the years ended December 31, 2017, 2016, and 2015 were $2.7 million, $2.8 million and $2.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2017, 2016 and 2015 were $6.9 million, $3.9 million and $3.7 million, respectively.

As of December 31, 2017, there was $14.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

11. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Current:
Federal	$1,831	$—	$—
State	2,213	2,115	1,100
	4,044	2,115	1,100
Deferred:
Federal	49,710	(110,720)	2,530
State	(606)	(14,067)	757
	49,104	(124,787)	3,287
Income tax expense (benefit)	$53,148	$(122,672)	$4,387

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2017	2016
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$9,615	$13,664
Insurance reserves	11,299	15,128
Stock-based compensation expense	4,702	7,429
Accounts receivable	3,355	5,023
Inventories	11,370	24,628
Operating loss and credit carryforwards	68,066	87,610
	108,407	153,482
Valuation allowance	(2,409)	(4,821)
Total deferred tax assets	105,998	148,661
Deferred tax liabilities related to:
Prepaid expenses	(2,706)	(3,799)
Goodwill and other intangible assets	(19,431)	(15,956)
Property, plant and equipment	(8,593)	(13,058)
Other	(163)	(528)
Total deferred tax liabilities	(30,893)	(33,341)
Net deferred tax asset	$75,105	$115,320

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax	7.7	6.1	8.3
Valuation allowance	(3.1)	(607.9)	(52.1)
Stock compensation windfall benefit	(5.5)	—	—
Enactment of federal income tax rate change	31.5	—	—
Permanent difference – 162(m) limitation	0.8	0.6	(5.4)
Permanent difference – warrant mark to market	—	—	(8.6)
Permanent difference – credits	(9.6)	(1.2)	1.9
Permanent difference – other	0.9	0.4	(2.8)
Other	0.1	0.9	0.1
	57.8%	(566.1)%	(23.6)%

As discussed in Note 2 the Company adopted updated guidance related to the accounting for stock compensation in 2017. As a result of this updated guidance all windfalls and shortfalls are now recognized as a component of income tax expense in the period they occur.

On December 22, 2017, the President signed into law the 2017 Tax Act, which includes a broad range of tax reform proposals affecting businesses, including corporate tax rates and business deductions. The 2017 Tax Act reduces the statutory federal corporate tax rate from 35% to 21% for periods beginning after December 31, 2017. The Income Taxes topic of the Codification requires that the effect of a tax rate change on deferred tax assets and liabilities be recognized in the period the rate change was enacted.  As such, we recorded income tax expense of $29.0 million for the year ended December 31, 2017 related to the revaluation of our net deferred tax assets. We do not expect the 2017 Tax Act to impact the realizability of our deferred tax assets. There were no other material impacts recognized or unrecognized for the year ended December 31, 2017 as a result of the enactment of the 2017 Tax Act.

At December 31, 2017 and 2016, the Company had deferred tax assets, net of deferred tax liabilities, of $77.5 million and $120.1 million, respectively, offset by valuation allowances of $2.4 million and $4.8 million, respectively.  We have $338.5 million of state net operating loss carryforwards and $2.8 million of state tax credit carryforwards expiring at various dates through 2037. We also have $190.8 million of federal net operating loss carryforwards and $11.4 million of federal tax credit carryforwards expiring at various dates through 2037.  As of December 31, 2017, the Company needed to generate approximately $281.4 million of pre-tax income in future periods to realize its federal deferred tax assets.

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

We recorded a full valuation allowance in 2008 due to our cumulative three year loss position at that time, compounded by the negative industry-wide business trends and outlook. We remained in a cumulative three year loss position until the second quarter of 2016. In the third quarter of 2016, management determined that there was sufficient positive evidence to conclude that it was more likely than not that the valuation allowance should be released against our net federal and some state deferred tax assets. As a result, for the year ended December 31, 2016 we recorded a cumulative reduction to the valuation allowance against our net deferred tax assets of $131.7 million. During 2017, as a result of various activities and tax initiatives that impacted our assessment of the future utilization and realizability of our state net operating losses (“NOLs”) we recorded a reduction to the associated valuation allowance of $2.8 million for the year ended December 31, 2017. For the year ended December 31, 2015, we recorded a valuation allowance of $9.7 million related to our continuing operations.

Section 382 of the Internal Revenue Code imposes annual limitations on the utilization of NOL carryforwards, other tax carryforwards, and certain built-in losses upon an ownership change as defined under that section. In general terms, an ownership change may result from transactions that increase the aggregate ownership of certain stockholders in the Company’s stock by more than 50 percentage points over a three year testing period (“Section 382 Ownership Change”). In 2017, affiliates of a significant shareholder sold their investment in the Company, which triggered a Section 382 Ownership Change. As a result of triggering a Section 382 Ownership Change, an annual limitation is now imposed on the Company’s tax attributes, including its NOLs and other credits. The Company has evaluated the impact of this limitation on its NOLs and other credits and does not expect it to have a material impact on their future utilization or realizability.

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

The following table shows the changes in our valuation allowance:

	2017	2016	2015
	(In thousands)
Balance at January 1,	$4,821	$136,548	$133,183
Additions charged to expense	—	—	9,624
Reductions credited to expense	(2,839)	(131,727)	—
Enactment of federal income tax rate change	427	—	—
Deductions	—	—	(6,259)
Balance at December 31,	$2,409	$4,821	$136,548

The balance for uncertain tax positions, excluding penalties and interest, was $0.3 million, $0.2 million and $0.2 million as of December 31, 2017, 2016 and 2015, respectively with no significant impact recorded in the Company’s consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2017, 2016 or 2015. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2017, 2016 or 2015.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2013. We report in 41 states with various years open to examination.

12. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible to participate in the plans subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $4.6 million, $4.6 million and $6.5 million in 2017, 2016 and 2015, respectively, for contributions to the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the years ended December 31, 2017, 2016 and 2015 were not significant.

13. Commitments and Contingencies

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 20 years and they generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. We also lease certain properties from related parties, including current employees and non-affiliate stockholders. Total rent expense under operating leases was approximately $77.9 million, $68.7 million and $43.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.6 million as of December 31, 2017. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2018	$852	$76,565
2019	831	64,016
2020	852	50,562
2021	527	40,351
2022	406	27,446
Thereafter	633	60,927
	$4,101	$319,867

*	Includes related party future minimum commitments for noncancelable operating leases.

As of December 31, 2017, we had outstanding letters of credit totaling $84.9 million under our 2022 facility that principally support our self-insurance programs.

The Company has a number of known and threatened construction defect legal claims.  While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the complex nature of the claims.  Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

14. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 402 locations operating in 40 states across the United States, which have been organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, Income (loss) before income taxes and certain other measures for the reportable segments, reconciled to consolidated total operations, for the years ended December 31, (in thousands):

	2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$1,285,286	$13,255	$20,893	$40,359
Southeast	1,542,330	10,457	22,939	49,735
South	1,855,425	19,573	23,320	90,551
West	2,188,696	26,902	32,058	85,628
Total reportable segments	6,871,737	70,187	99,210	266,273
All other	162,472	22,806	93,964	(174,344)
Total consolidated	$7,034,209	$92,993	$193,174	$91,929

	2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$1,204,100	$18,220	$18,660	$35,347
Southeast	1,362,259	11,243	19,768	40,261
South	1,699,371	21,670	22,213	72,183
West	1,939,206	33,764	27,130	72,745
Total reportable segments	6,204,936	84,897	87,771	220,536
All other	162,348	24,896	126,896	(198,867)
Total consolidated	$6,367,284	$109,793	$214,667	$21,669

	2015
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income (loss) before income taxes
Northeast	$626,985	$4,202	$7,508	$28,843
Southeast	890,164	5,072	14,214	17,193
South	1,015,556	9,351	12,058	53,435
West	785,370	5,811	6,109	35,230
Total reportable segments	3,318,075	24,436	39,889	134,701
All other	246,350	33,844	69,310	(153,145)
Total consolidated	$3,564,425	$58,280	$109,199	$(18,444)

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the company earn revenues or have long-lived assets located in foreign countries.  The Company’s net sales by product category for the periods indicated were as follows (in thousands):

Sales by product category were as follows for the years ended December 31:

	2017	2016	2015
	(In thousands)
Lumber & lumber sheet goods	$2,510,945	$2,131,394	$1,129,684
Manufactured products	1,208,555	1,097,665	635,338
Windows, doors & millwork	1,360,567	1,286,151	818,131
Gypsum, roofing & insulation	538,378	520,007	264,894
Siding, metal & concrete products	655,889	622,344	319,618
Other building & product services	759,875	709,723	396,760
Total sales	$7,034,209	$6,367,284	$3,564,425

15. Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the years ended December 31, 2017, 2016 or 2015.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the years ended December 31, 2017, 2016 or 2015.

16. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2017 and 2016 (in thousands, except per share amounts):

	2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$1,533,064		$1,843,297		$1,878,909		$1,778,939
Gross margin	376,052		460,797		459,322		431,220
Net income (loss)	3,822	(1)	37,910	(2)	39,750	(3)	(42,701	)(4)
Net income (loss) per share
Basic	$0.03	(1)	$0.34	(2)	$0.35	(3)	$(0.38	)(4)
Diluted	$0.03	(1)	$0.33	(2)	$0.34	(3)	$(0.38	)(4)

	2016
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$1,397,114		$1,677,300		$1,745,958		$1,546,912
Gross margin	349,748		418,331		437,094		391,575
Net income (loss)	(16,980)	(5)	29,441	(6)	125,469	(7)	6,411	(8)
Net income (loss) per share
Basic	$(0.15)	(5)	$0.27	(6)	$1.13	(7)	$0.06	(8)
Diluted	$(0.15)	(5)	$0.26	(6)	$1.10	(7)	$0.06	(8)

(1)	Includes the write-off of debt discount and debt issuance costs of $1.0 million and financing costs of $1.4 million as discussed in Note 8.
(2)	Includes a valuation allowance of $(3.7) million as discussed in Note 11.
(3)	Includes a valuation allowance of $(0.1) million as discussed in Note 11.
(4)

Includes a loss on debt extinguishment of $56.3 million as discussed in Note 8, income tax expense of $29.0 million due to the enactment of a federal income tax rate change in December 2017, and a valuation allowance of $1.0 million as discussed in Note 11.

(5)	Includes a gain on debt extinguishment of $7.8 million as discussed in Note 8 and a valuation allowance of $5.1 million as discussed in Note 11.
(6)	Includes a loss on debt extinguishment of $1.7 million as discussed in Note 8 and a valuation allowance of $(16.0) million as discussed in Note 11.
(7)	Includes a loss on debt extinguishment and financing costs of $53.3 million as discussed in Note 8 and a valuation allowance of $(117.6) million as discussed in Note 11.
(8)	Includes a loss on debt extinguishment of $9.7 million as discussed in Note 8 and a valuation allowance of $(3.2) million as discussed in Note 11.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2017, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO  and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2018 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

In addition, within four business days of:

•

Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that applies to our chief executive officer, our chief financial officer or chief accounting officer as it relates to one or more of the items set forth in Item 406(b) of Regulation S-K; or

•

The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2018 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 23, 2018 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2018 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 23, 2018 under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2017, File Number 0-51357)

4.1

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.1

Term Loan Credit Agreement, dated as of July 31, 2015, among Builders FirstSource, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.2

First Amendment to Credit Agreement, dated as of August 22, 2016, by and among Builders FirstSource, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.3

Second Amendment to Credit Agreement, dated as of February 23, 2017, by and among Builders FirstSource, Inc., Deutsche Bank AG, New York Branch, as administrative agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-K for the year ended December 31, 2016, filed with the Securities Exchange Commission on March 1, 2017, File Number 0-51357)

10.4

Amended and Restated Senior Secured Revolving Credit Facility, dated as of July 31, 2015, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.5

Amendment No. 1 to Credit Agreement, dated as of March 22, 2017, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2017, File Number 0-51357)

10.6

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.7

Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

Exhibit Number	Description
10.8

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

10.10

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

10.12

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.13+

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

10.15+

2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.16+

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

Exhibit Number	Description
10.23+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.24+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.25+

2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.26+

2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015, File Number 0-51357)

10.27+

2016 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016, File Number 0-51357)

10.28+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017, File Number 0-51357)

10.29*+	2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate
10.30*+	Builders FirstSource, Inc. Amended and Restated Director Compensation Policy
10.31+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.32*+	Amended and Restated Employment Agreement, dated December 29, 2017, between Builders FirstSource, Inc. and M. Chad Crow
10.33+

Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 5, 2008, File Number 0-51357)

10.34+

Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.35+

Second Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Morris E. Tolly (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.36+

Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.37+

Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.38+

Second Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.39+

Employment Agreement, dated November 14, 2016, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, File Number 0-51357)

Exhibit Number	Description

10.40+

First Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.41*+	Amended and Restated Employment Agreement, dated January 1, 2018, between Builders FirstSource, Inc. and Floyd Sherman
14.1*	Builders FirstSource, Inc. Code of Business Conduct and Ethics
14.2

Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included as part of signature page)
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on March 1, 2018, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015, (ii) Consolidated Balance Sheet at December 31, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016, and 2015, and (v) the Notes to Consolidated Financial Statements.

*	Filed herewith
**

Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of M. Chad Crow, our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

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

March 1, 2018

BUILDERS FIRSTSOURCE, INC.

/s/ M. CHAD CROW
M. Chad Crow
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

Signature	Title	Date

/s/ M. CHAD CROW	President, Chief Executive Officer and Director	March 1, 2018
M. Chad Crow	(Principal Executive Officer)

/s/ PETER M. JACKSON	Senior Vice President and Chief Financial Officer	March 1, 2018
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI COULTER	Vice President and Chief Accounting Officer	March 1, 2018
Jami Coulter	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	March 1, 2018
Paul S. Levy

/s/ FLOYD F. SHERMAN	Director	March 1, 2018
Floyd F. Sherman

/s/ CLEVELAND A. CHRISTOPHE	Director	March 1, 2018
Cleveland A. Christophe

/s/ DANIEL AGROSKIN	Director	March 1, 2018
Daniel Agroskin

/s/ ROBERT C. GRIFFIN	Director	March 1, 2018
Robert C. Griffin

/s/ KEVIN J. KRUSE	Director	March 1, 2018
Kevin J. Kruse

/s/ BRETT N. MILGRIM	Director	March 1, 2018
Brett N. Milgrim

/s/ CRAIG A. STEINKE	Director	March 1, 2018
Craig A. Steinke

/s/ DAVID A. BARR	Director	March 1, 2018
David A. Barr