Form 10-Q
period 2018-03-31
Builders FirstSource, Inc.
filed 2018-05-10
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 7, 2018 was 114,622,930.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2018	2017
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,700,436	$1,533,064
Cost of sales	1,289,384	1,157,012
Gross margin	411,052	376,052
Selling, general and administrative expenses	358,908	335,775
Income from operations	52,144	40,277
Interest expense, net	26,742	36,157
Income before income taxes	25,402	4,120
Income tax expense	2,182	298
Net income	$23,220	$3,822
Comprehensive income	$23,220	$3,822
Net income per share:
Basic	$0.20	$0.03
Diluted	$0.20	$0.03
Weighted average common shares:
Basic	114,090	111,964
Diluted	116,696	114,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,069	$57,533
Accounts receivable, less allowances of $11,874 and $11,771 at March 31, 2018 and December 31, 2017, respectively	710,448	631,992
Other receivables	60,762	71,232
Inventories, net	678,790	601,547
Other current assets	43,046	33,564
Total current assets	1,503,115	1,395,868
Property, plant and equipment, net	643,721	639,303
Assets held for sale	5,273	5,273
Goodwill	740,411	740,411
Intangible assets, net	126,360	132,567
Deferred income taxes	73,092	75,105
Other assets, net	17,717	17,597
Total assets	$3,109,689	$3,006,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$30,996	$—
Accounts payable	488,178	514,282
Accrued liabilities	187,804	271,597
Current maturities of long-term debt and lease obligations	12,413	12,475
Total current liabilities	719,391	798,354
Long-term debt and lease obligations, net of current maturities, debt discount and debt issuance costs	1,928,410	1,771,945
Other long-term liabilities	60,915	59,616
Total liabilities	2,708,716	2,629,915
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 114,619 and 113,572 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,146	1,136
Additional paid-in capital	546,832	546,766
Accumulated deficit	(147,005)	(171,693)
Total stockholders' equity	400,973	376,209
Total liabilities and stockholders' equity	$3,109,689	$3,006,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2018	2017
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$23,220	$3,822
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,819	23,592
Amortization and write-off of debt issuance costs and debt discount	1,149	2,435
Deferred income taxes	1,497	40
Bad debt expense	443	681
Stock compensation expense	2,890	2,904
Net loss (gain) on sale of assets and asset impairments	(245)	3,145
Changes in assets and liabilities:
Receivables	(57,575)	(41,655)
Inventories	(85,958)	(76,243)
Other current assets	(9,481)	(6,118)
Other assets and liabilities	1,552	348
Accounts payable and checks outstanding	4,376	50,949
Accrued liabilities	(83,012)	(100,342)
Net cash used in operating activities	(178,325)	(136,442)
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,113)	(9,778)
Proceeds from sale of property, plant and equipment	568	449
Net cash used in investing activities	(19,545)	(9,329)
Cash flows from financing activities:
Borrowings under revolving credit facility	555,000	457,000
Repayments under revolving credit facility	(399,000)	(315,000)
Repayments of long-term debt and other loans	(2,780)	(2,626)
Payments of loan costs	—	(2,765)
Exercise of stock options	2,041	1,701
Repurchase of common stock	(4,855)	(2,473)
Net cash provided by financing activities	150,406	135,837
Net change in cash and cash equivalents	(47,464)	(9,934)
Cash and cash equivalents at beginning of period	57,533	14,449
Cash and cash equivalents at end of period	$10,069	$4,515

Supplemental disclosure of non-cash activities

For the three months ended March 31, 2018 the Company retired assets subject to lease finance obligations of $0.6 million and extinguished the related lease finance obligation of $0.6 million. There were no assets subject to lease finance obligations retired during the three months ended March 31, 2017.

The Company purchased equipment which was financed through capital lease obligations of $3.1 million and $1.2 million in the three months ended March 31, 2018 and 2017, respectively. In addition, purchases of property, plant and equipment included in accounts payable were $3.2 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209
Vesting of restricted stock units	766	7	(7)	—	—
Stock compensation expense	—	—	2,890	—	2,890
Exercise of stock options	517	5	2,036	—	2,041
Repurchase of common stock	(236)	(2)	(4,853)	—	(4,855)
Cumulative effect adjustment (Note 1)	—	—	—	1,468	1,468
Net income	—	—	—	23,220	23,220
Balance at March 31, 2018	114,619	$1,146	$546,832	$(147,005)	$400,973

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

The condensed consolidated balance sheet as of December 31, 2017 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2017 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2017 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Compensation-Stock Compensation topic of the Accounting Standards Codification (“Codification”) to clarify when modification accounting would be applied for a change to the terms or conditions of a share-based award. Under this new guidance modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance was required to be adopted on a prospective basis for annual periods beginning on or after December 15, 2017. As such, the Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have an impact on our financial statements.

In January 2017, the FASB issued an update to the existing guidance under the Business Combinations topic of the Codification. This update revises the definition of a business. Under this guidance when substantially all of the assets acquired are concentrated in a single asset (or group of similar assets) the assets acquired would not be considered a business. If this initial screen is met the need for further assessment is eliminated. If this screen is not met in order to be considered a business an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. This update was required to be adopted by public companies on a prospective basis for annual and interim reporting periods beginning after December 15, 2017. As such, the Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have an impact on our financial statements.

In February 2016, the FASB issued an update to the existing guidance under the Leases topic of the Codification. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt this guidance on a modified retrospective basis on January 1, 2019. We also intend to elect certain of the transition practical expedients permitted under this new guidance.

The FASB issued a proposed update in January 2018 which, if ultimately adopted by the FASB, would allow an entity to elect an option to apply the transition provisions prospectively as of the effective date of the new standard rather than as of the earliest comparative period presented. If the FASB adopts this proposed update in its current form, we will re-evaluate to determine which transition option we will elect.

The Company has a significant number of leases, primarily related to real estate and rolling stock, which are accounted for as operating leases under existing guidance. While we are currently evaluating the impact of this new guidance on our financial statements, we are expecting a significant impact to our balance sheet upon adoption related to the establishment of lease liabilities and the corresponding right-of-use assets. We are also currently assessing and updating our business processes, systems and controls to ensure compliance with the accounting and disclosure requirements of the new standard upon adoption.

In May 2014, the FASB issued an update to the existing guidance under the Revenue Recognition topic of the Codification which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Subsequent to issuance of the original update, the FASB issued several further updates amending this new guidance. In April 2016, the FASB issued an update clarifying issues related to identifying performance obligations and licensing. In May 2016, the FASB issued an update regarding the assessment of collectability criteria, presentation of sales taxes, measurement of noncash consideration and transition guidance for completed contracts and contract modifications. Under previous guidance, we recognized sales from contracts with service elements on the completed contract method when these contracts were completed within 30 days. The remaining contracts with service elements were recognized under the percentage of completion method.

On January 1, 2018 we adopted this guidance on a modified retrospective basis for contracts which were not completed as of January 1, 2018. Under this updated guidance, revenue related to our contracts with service elements is now recognized over time based on the extent of progress towards completion of the performance obligation because of continuous transfer of control to the customer. We have assessed and updated our business processes, systems and controls to ensure compliance with the recognition and disclosure requirements of the new standard.

Results for periods beginning on or after January 1, 2018 are presented in accordance with this new guidance. Results for prior periods have not been adjusted and continue to be presented under previous guidance. Upon adoption, the Company recognized a $2.0 million ($1.5 million net of taxes) impact to the beginning balance of our accumulated deficit through a cumulative effect adjustment related to the unrecognized portion of contracts previously accounted for under the completed contract method of revenue recognition.

2. Revenue

We recognize revenue as performance obligations are satisfied by transferring control of a promised good or service to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We generally classify our revenues into two types: (i) distribution sales; or (ii) sales related to contracts with service elements.  Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

Distribution sales typically consist of the sale of building products we manufacture and the resale of purchased building products. We recognize revenue related to distribution sales at a point in time upon delivery of the ordered goods to our customers. Payment terms related to distribution sales are not significant as payment is generally received shortly after the point of sale.

Our contracts with service elements primarily relate to installation and construction services. We evaluate whether multiple contracts should be combined and accounted for as a single contract and whether a single or combined contract should be accounted for as a single performance obligation or multiple performance obligations. If a contract is separated into more than one performance obligation, we allocate the transaction price to each performance obligation generally based on observable standalone selling prices of the underlying goods or services. Revenue related to contracts with service elements is generally recognized over time based on the extent of progress towards completion of the performance obligation because of continuous transfer of control to the customer. We consider costs incurred to be indicative of goods and services delivered to the customer. As such, we use a cost based input method to recognize revenue on our contracts with service elements as it best depicts the transfer of assets to our customers. Payment terms related to sales for contracts with service elements are specific to each customer and contract. However, they are considered to be short-term in nature as payments are normally received either throughout the life of the contract or shortly after the contract is complete.

Contract costs include all direct material and labor, equipment costs and those indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determinable. Prepayments for materials or services are deferred until such materials have been delivered or services have been provided. All sales recognized are net of allowances for discounts and estimated returns, based on historical experience. The Company records sales incentives provided to customers as a reduction of revenue. We present all sales tax on a net basis in our consolidated financial statements.

Costs to obtain contracts are expensed as incurred as our contracts are typically completed in one year or less, and where applicable, we generally would incur these costs whether or not we ultimately obtain the contract. We do not disclose the value of our remaining performance obligations on uncompleted contracts as our contracts generally have a duration of one year or less.

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended March 31,
	2018	2017
Lumber & lumber sheet goods	$643,909	$530,695
Manufactured products	294,178	269,819
Windows, doors & millwork	332,152	309,698
Gypsum, roofing & insulation	112,876	117,207
Siding, metal & concrete products	142,163	137,210
Other building products & services	175,158	168,435
Net sales	$1,700,436	$1,533,064

Information regarding disaggregation of sales by segment is discussed in Note 8 to the condensed consolidated financial statements.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of March 31, 2018 or December 31, 2017. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $36.7 million and $37.2 million as of March 31, 2018 and December 31, 2017, respectively.

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

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 1.6 million options and 2.0 million restricted stock units (“RSUs”) for the three months ended March 31, 2018. Weighted average shares outstanding have been adjusted for common shares underlying 3.2 million options and 2.2 million RSUs for the three months ended March 31, 2017.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average shares for basic EPS	114,090	111,964
Dilutive effect of options and RSUs	2,606	2,616
Weighted average shares for diluted EPS	116,696	114,580

4. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
2022 facility (1)	$506,000	$350,000
2024 notes	750,000	750,000
2024 term loan (2)	461,775	462,950
Lease finance obligations	224,179	225,070
Capital lease obligations	17,257	15,431
	1,959,211	1,803,451
Unamortized debt discount and debt issuance costs	(18,388)	(19,031)
	1,940,823	1,784,420
Less: current maturities of long-term debt and lease obligations	12,413	12,475
Long-term debt and lease obligations, net of current maturities	$1,928,410	$1,771,945

(1)	The weighted average interest rate was 3.5% and 2.9% as of March 31, 2018 and December 31, 2017, respectively.
(2)	The weighted average interest rate was 4.7% and 4.3% as of March 31, 2018 and December 31, 2017, respectively.

Fair Value

As of March 31, 2018 and December 31, 2017 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 5.625% senior secured notes due 2024 (“2024 notes”), senior secured term loan facility due 2024 (“2024 term loan”) and $900.0 million revolving credit facility (“2022 facility”) at amortized cost. The fair values of the 2024 notes and the 2024 term loan at March 31, 2018 were approximately $758.1 million and $463.5 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2022 facility at March 31, 2018 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2022 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2018.

5. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first quarter of 2018, our board of directors granted 261,000 RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. The RSUs vest at 33% per year at each anniversary of the grant date over the next three years. The weighted average grant date fair value for these RSUs was $21.19 per unit, which was based on the closing stock price on the grant date.

Performance and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2018, our board of directors granted 131,000 RSUs to employees under our 2014 Incentive Plan, that vest if the compound annual growth rate of the Company’s total sales in 2020 over 2017 exceeds a composite annual growth rate based on single-family housing starts, multi-family housing starts, and growth in repair and remodeling sales over the same period. Assuming continued employment and if the performance vesting condition is achieved, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $21.19 per unit, which was based on the closing stock price on the grant date.

Market and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2018, our board of directors granted 131,000 RSUs to employees under our 2014 Incentive Plan for which vesting is contingent upon the Company’s total shareholder return being equal to or exceeding 75% of the median total shareholder return of the Company’s peer group if the median return of the Company’s peer group is positive, or being equal to or better than 125% of the median total shareholder return if the median return of the Company’s peer group is negative. In each case, the measurement will take place over a three year period. Assuming continued employment and if the market vesting condition is met, these awards will cliff vest on the third anniversary of the grant date. The actual number of shares of common stock that may be earned ranges from zero to a maximum of 150% of the RSUs granted. The average grant date fair value for these RSUs was $22.57 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

Expected volatility (company)	53.9%
Expected volatility (peer group median)	28.4%
Correlation between the company and peer group median	0.39
Expected dividend yield	0.00%
Risk-free rate	2.3%

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

6. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2018	2017
Statutory federal income tax rate	21.0%	35.0%
State income taxes, net of federal income tax	5.0	5.7
Stock compensation windfall benefit	(16.5)	(41.5)
Permanent differences	(1.2)	0.4
Other	0.3	7.6
	8.6%	7.2%

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

8. Segment Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 402 locations operating in 40 states across the United States, which are organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended March 31, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$290,526	$3,219	$5,682	$638
Southeast	390,914	2,613	5,894	11,292
South	472,944	4,985	6,030	19,857
West	510,492	6,371	8,714	5,744
Total reportable segments	1,664,876	17,188	26,320	37,531
All other	35,560	5,631	422	(12,129)
Total consolidated	$1,700,436	$22,819	$26,742	$25,402
	Three months ended March 31, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$282,770	$3,477	$4,899	$2,937
Southeast	353,974	2,506	5,325	10,048
South	449,852	4,794	5,603	21,318
West	409,037	6,938	7,099	(3,264)
Total reportable segments	1,495,633	17,715	22,926	31,039
All other	37,431	5,877	13,231	(26,919)
Total consolidated	$1,533,064	$23,592	$36,157	$4,120

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

9. Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the three months ended March 31, 2018 or 2017.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three months ended March 31, 2018 or 2017.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates 402 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rate for U.S. total housing starts was 1,319,000 as of March 31, 2018. The seasonally adjusted annualized rate for U.S. single-family housing starts was 867,000 as of March 31, 2018. However, both total and single-family housing starts remain well below the normalized historical annual averages (from 1959 through 2017) of 1.5 million and 1.1 million, respectively. We believe the housing industry is currently experiencing a shortage of skilled construction labor, which is constraining housing activity. Due to the lower levels in housing starts and increased competition for homebuilder business, we have seen and may continue to experience downward competitive pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will recover to the historical average in the long term and that the downturn in the housing industry was a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued improvement in housing demand over the next few years.

•

Targeting Large Production Homebuilders. In recent years, the homebuilding industry has undergone consolidation, and the larger homebuilders have increased their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in servicing large homebuilders with certain profitability expectations. We expect that our ability to maintain strong relationships with the largest builders will be vital to our ability to expand into new markets as well as grow our market share. Additionally, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the first quarter of 2018, actual U.S. total housing starts were 288,700, an 8.0% increase compared to the first quarter of 2017. Actual U.S. single-family starts were 193,900 in the first quarter of 2018, a 6.9% increase compared to the same quarter a year ago. While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 1,290,000 U.S. total housing starts and 917,000 U.S single family housing starts for 2018, which are increases of 7.2% and 8.0%, respectively from 2017. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 4.4% in 2018 compared to 2017.

Our net sales for the first quarter of 2018 were up 10.9% over the same period last year. We estimate that our sales volume increased 1.4%, while commodity price inflation resulted in an additional 9.5% increase in sales during the first quarter of 2018 compared to the first quarter of 2017. Sales growth was hampered by one less selling day in the first quarter of 2018 compared to the first quarter of 2017. Increases in single-family and repair and remodel/other end market sales volume were offset by declines in multi-family. Our gross margin percentage decreased by 0.3% during the first quarter of 2018 compared to the first quarter of 2017. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the first quarter of 2018 relative to our short-term customer pricing commitments. We continue to invest in our business to improve our operating efficiency, which has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 21.1% in the first quarter of 2018, a 0.8% decrease from 21.9% in the first quarter of 2017. This decrease in selling, general and administrative expenses, as a percentage of net sales on a year over year basis, was driven by cost leverage and continued cost management, partially offset by investments the Company made in growth initiatives as well as a one-time decrease in insurance and benefits expense in the first quarter of 2017.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the first and second quarters of the year due to higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2018 and 2017, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2018	2017
Sales	100.0%	100.0%
Cost of sales	75.8%	75.5%
Gross margin	24.2%	24.5%
Selling, general and administrative expenses	21.1%	21.9%
Income from operations	3.1%	2.6%
Interest expense, net	1.6%	2.4%
Income tax expense	0.1%	0.0%
Net income	1.4%	0.2%

Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

Net Sales. Net sales for the three months ended March 31, 2018 were $1,700.4 million, a 10.9% increase over net sales of $1,533.1 million for the three months ended March 31, 2017. Sales growth was hampered by one less selling day in the first quarter of 2018 compared to the first quarter of 2017. We estimate that our sales volume increased 1.4%, while commodity price inflation resulted in an additional 9.5% increase in sales during the first quarter of 2018 compared to the first quarter of 2017. Single-family and repair and remodel/other end market sales volume growth in the first quarter of 2018 was offset by declines in multi-family.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2018		2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$643.9	37.9%	$530.7	34.6%	21.3%
Manufactured products	294.2	17.3%	269.8	17.6%	9.0%
Windows, doors & millwork	332.1	19.5%	309.7	20.2%	7.3%
Gypsum, roofing & insulation	112.9	6.6%	117.2	7.6%	(3.7)%
Siding, metal & concrete products	142.2	8.4%	137.2	9.0%	3.6%
Other building products & services	175.1	10.3%	168.5	11.0%	4.0%
Net sales	$1,700.4	100.0%	$1,533.1	100.0%	10.9%

The impact of commodity price inflation in the first quarter of 2018 resulted in the sales growth of our lumber and lumber sheet goods categories exceeding the sales growth of our other product categories. The decrease in net sales in our gypsum, roofing & insulation category was largely associated with declines in multi-family and light commercial sales.

Gross Margin. Gross margin increased $35.0 million to $411.1 million. Our gross margin percentage decreased to 24.2% in the first quarter of 2018 from 24.5% in the first quarter of 2017, a 0.3% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the first quarter of 2018 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $23.1 million, or 6.9%. Our salaries and benefits expense was $230.2 million, an increase of $17.9 million from the first quarter of 2017. Delivery expense increased $4.4 million, office general and administrative expense increased $3.9 million and occupancy expense increased $0.8 million. In addition, we recognized a $3.0 million loss on the disposal of assets in the first quarter of 2017.

As a percentage of net sales, selling, general and administrative expenses decreased to 21.1% in the first quarter of 2018 from 21.9% in the first quarter of 2017. This improvement was driven by cost leverage and continued cost management, partially offset by investments the Company made in growth initiatives as well as a one-time decrease in insurance and benefits expense in the first quarter of 2017.

Interest Expense, Net. Interest expense was $26.7 million in the first quarter of 2018, a decrease of $9.4 million from the first quarter of 2017. This decrease was largely attributable to the positive results of our debt transactions executed in fiscal year 2017. Interest expense for the first quarter of 2017 included one-time charges related to the debt financing transactions executed in that period of $2.4 million.

Income Tax Expense. We recorded income tax expense of $2.2 million and $0.3 million in the first quarters of 2018 and 2017, respectively. Our effective tax rate was 8.6% and 7.2% in the first quarters of 2018 and 2017, respectively, primarily due to the effect of stock compensation windfall benefits.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended March 31,
	Net sales					Income before income taxes
	2018	% of net sales	2017	% of net sales	% change	2018	% of net sales	2017	% of net sales	% change
Northeast	$290,526	17.5%	$282,770	18.9%	2.7%	$638	0.2%	$2,937	1.0%	(78.3)%
Southeast	390,914	23.5%	353,974	23.7%	10.4%	11,292	2.9%	10,048	2.8%	12.4%
South	472,944	28.4%	449,852	30.1%	5.1%	19,857	4.2%	21,318	4.7%	(6.9)%
West	510,492	30.6%	409,037	27.3%	24.8%	5,744	1.1%	(3,264)	(0.8)%	276.0%
	$1,664,876	100.0%	$1,495,633	100.0%		$37,531	2.3%	$31,039	2.1%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the first quarter of 2018 increased 2.7% and 26.4% in the South and West regions, respectively, compared to the first quarter of 2017. However, single-family housing starts decreased 5.1% and 2.8% in the Northeast and Midwest regions, respectively over the same period. For the first quarter of 2018, we achieved increased net sales and profitability in our Southeast and West reportable segments. While we also achieved increased net sales in our Northeast and South reportable segments, profitability for those segments declined largely due to the impact of commodity price inflation relative to our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at March 31, 2018 consist of cash on hand and borrowing availability under our 2022 facility.

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

The following table shows our borrowing base and excess availability as of March 31, 2018 and December 31, 2017 (in millions):

	As of
	March 31, 2018	December 31, 2017
Accounts Receivable Availability	$494.3	$437.2
Inventory Availability	433.9	380.8
Other Receivables Availability	27.1	39.2
Gross Availability	955.3	857.2
Less:
Agent Reserves	(32.9)	(24.9)
Plus:
Cash in Qualified Accounts	26.1	39.4
Borrowing Base	948.5	871.7
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	871.7
Less:
Outstanding Borrowings	(506.0)	(350.0)
Letters of Credit	(82.2)	(84.9)
Net Excess Borrowing Availability on Revolving Facility	$311.8	$436.8

As of March 31, 2018 we had $506.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $311.8 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2018.

Liquidity

Our liquidity at March 31, 2018 was $321.9 million, which consists of net borrowing availability under the 2022 facility and cash on hand.

We have substantial indebtedness following our recent historical acquisitions, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

Cash used in operating activities was $178.3 million and $136.4 million for the three months ended March 31, 2018 and 2017, respectively. The $41.9 million increase in cash used in operations was largely the result of our working capital increase of $231.7 million in the first three months of 2018 exceeding the working capital increase of $173.4 million for the first three months of 2017. This change in working capital was primarily due to the timing of cash paid to vendors and cash received from customers in the first quarter of 2018 as well increased net sales in the first quarter of 2018 compared to the first quarter of 2017. The impact of the larger working capital increase was partially offset by a $19.2 million decrease in cash interest payments for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Cash used in investing activities was $19.5 million and $9.3 million for the three months ended March 31, 2018 and 2017, respectively. The change is primarily due to an increase in capital expenditures in the first three months of 2018 compared to the first three months of 2017. The increase in capital expenditures in 2018 largely relates to the timing of capital expenditures under the Company’s 2018 capital plan for facility improvements and the purchase of machinery and rolling stock to support sales growth.

Cash provided by financing activities was $150.4 million and $135.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in cash provided by financing activities is primarily due to a $14.0 million increase in net borrowings on our 2022 facility in the first three months of 2018 compared to the first three months of 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2022 facility would result in approximately $5.1 million in additional interest expense annually as we had $506.0 million in outstanding borrowings as of March 31, 2018. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.6 million in additional interest expense annually as of March 31, 2018.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2018 — January 31, 2018	53,463	$22.41	—	—
February 1, 2018 — February 28, 2018	144,767	19.80	—	—
March 1, 2018 — March 31, 2018	37,414	21.19	—	—
Total	235,644	$20.61	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6.  Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2017, File Number 0-51357)

4.1

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.1

Amended and Restated Employment Agreement, dated January 1, 2018, between Builders FirstSource, Inc. and Floyd Sherman (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 10, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017, (ii) Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
**

Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of M. Chad Crow our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ M. CHAD CROW
M. Chad Crow
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2018

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 10, 2018

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 10, 2018