Form 10-Q
period 2018-06-30
Builders FirstSource, Inc.
filed 2018-08-08
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 3, 2018 was 114,724,975.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands, except per share amounts)
Sales	$2,089,888	$1,843,297	$3,790,324	$3,376,361
Cost of sales	1,593,560	1,382,500	2,882,944	2,539,512
Gross margin	496,328	460,797	907,380	836,849
Selling, general and administrative expenses	391,769	369,456	750,677	705,231
Income from operations	104,559	91,341	156,703	131,618
Interest expense, net	28,957	33,710	55,699	69,867
Income before income taxes	75,602	57,631	101,004	61,751
Income tax expense	18,980	19,721	21,162	20,019
Net income	$56,622	$37,910	$79,842	$41,732
Comprehensive income	$56,622	$37,910	$79,842	$41,732
Net income per share:
Basic	$0.49	$0.34	$0.70	$0.37
Diluted	$0.49	$0.33	$0.68	$0.36
Weighted average common shares:
Basic	114,636	112,443	114,365	112,205
Diluted	116,693	115,465	116,695	115,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2018	December 31, 2017
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,196	$57,533
Accounts receivable, less allowances of $13,437 and $11,771 at June 30, 2018 and December 31, 2017, respectively	820,396	631,992
Other receivables	71,345	71,232
Inventories, net	782,757	601,547
Other current assets	39,258	33,564
Total current assets	1,726,952	1,395,868
Property, plant and equipment, net	655,572	639,303
Assets held for sale	8,153	5,273
Goodwill	740,411	740,411
Intangible assets, net	119,424	132,567
Deferred income taxes	55,726	75,105
Other assets, net	16,614	17,597
Total assets	$3,322,852	$3,006,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$19,849	$—
Accounts payable	562,549	514,282
Accrued liabilities	250,381	271,597
Current maturities of long-term debt and lease obligations	13,971	12,475
Total current liabilities	846,750	798,354
Long-term debt and lease obligations, net of current maturities, debt discount and debt issuance costs	1,954,243	1,771,945
Other long-term liabilities	60,388	59,616
Total liabilities	2,861,381	2,629,915
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 114,671 and 113,572 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,147	1,136
Additional paid-in capital	550,707	546,766
Accumulated deficit	(90,383)	(171,693)
Total stockholders' equity	461,471	376,209
Total liabilities and stockholders' equity	$3,322,852	$3,006,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$79,842	$41,732
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	47,587	47,765
Amortization and write-off of debt issuance costs and debt discount	2,308	3,790
Deferred income taxes	18,863	15,573
Stock compensation expense	6,428	6,379
Net loss (gain) on sale of assets and asset impairments	(326)	2,988
Changes in assets and liabilities:
Receivables	(177,765)	(148,089)
Inventories	(189,925)	(107,865)
Other current assets	(5,693)	(3,605)
Other assets and liabilities	2,498	3,417
Accounts payable and checks outstanding	67,129	89,226
Accrued liabilities	(19,915)	(27,657)
Net cash used in operating activities	(168,969)	(76,346)
Cash flows from investing activities:
Purchases of property, plant and equipment	(49,948)	(24,568)
Proceeds from sale of property, plant and equipment	1,075	2,004
Net cash used in investing activities	(48,873)	(22,564)
Cash flows from financing activities:
Borrowings under revolving credit facility	904,000	687,000
Repayments under revolving credit facility	(721,000)	(588,000)
Repayments of long-term debt and other loans	(6,852)	(5,294)
Payments of loan costs	—	(2,799)
Exercise of stock options	2,212	2,958
Repurchase of common stock	(4,855)	(2,473)
Net cash provided by financing activities	173,505	91,392
Net change in cash and cash equivalents	(44,337)	(7,518)
Cash and cash equivalents at beginning of period	57,533	14,449
Cash and cash equivalents at end of period	$13,196	$6,931

Supplemental disclosure of non-cash activities

For the six months ended June 30, 2018 and 2017 the Company retired assets subject to lease finance obligations of $0.6 million and $5.9 million and extinguished the related lease finance obligation of $0.6 million and $5.9 million, respectively.

The Company purchased equipment which was financed through capital lease obligations of $6.8 million and $9.9 million in the six months ended June 30, 2018 and 2017, respectively. In addition, purchases of property, plant and equipment included in accounts payable were $3.7 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209
Vesting of restricted stock units	772	8	(8)	—	—
Stock compensation expense	—	—	6,428	—	6,428
Exercise of stock options	563	5	2,374	—	2,379
Repurchase of common stock	(236)	(2)	(4,853)	—	(4,855)
Cumulative effect adjustment (Note 1)	—	—	—	1,468	1,468
Net income	—	—	—	79,842	79,842
Balance at June 30, 2018	114,671	$1,147	$550,707	$(90,383)	$461,471

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

In June 2016, the FASB issued an update to existing guidance under the Investments topic of the Codification. This update introduces a new impairment model for financial assets, known as the current expected credit losses (“CECL”) model that is based on expected losses rather than incurred losses. The CECL model requires an entity to estimate credit losses on financial assets, including trade accounts receivable, based on historical information, current information and reasonable and supportable forecasts. Under this guidance companies will record an allowance through earnings for expected credit losses upon initial recognition of the financial asset. The aspects of this guidance applicable to us will be required to be adopted on a modified retrospective basis. This update is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018.  While we believe that this guidance will have limited applicability to us, we are still evaluating the impact on our financial statements.

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

The Company intends to adopt this guidance on January 1, 2019 by applying the transition provisions on a modified retrospective basis as of the effective date. As such, comparative periods will not be restated and will continue to be reported under current guidance.  We also intend to elect certain of the transition practical expedients permitted under this new guidance, including the package of practical expedients whereby we will not be required to: i) reassess whether any expired or existing contracts are or contain leases, ii) reassess the lease classification of existing leases and iii)  reassess initial direct costs for any existing leases.

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

Through the issuance of a series of updates, the FASB modified the existing guidance under the Revenue Recognition topic of the Codification which provides a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under previous guidance, we recognized sales from contracts with service elements on the completed contract method when these contracts were completed within 30 days. The remaining contracts with service elements were recognized under the percentage of completion method.

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

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lumber & lumber sheet goods	$811,159	$657,016	$1,455,068	$1,187,711
Manufactured products	370,891	312,496	665,069	582,315
Windows, doors & millwork	375,515	359,514	707,667	669,212
Gypsum, roofing & insulation	141,273	144,250	254,149	261,457
Siding, metal & concrete products	189,536	178,208	331,699	315,418
Other building products & services	201,514	191,813	376,672	360,248
Net sales	$2,089,888	$1,843,297	$3,790,324	$3,376,361

Information regarding disaggregation of sales by segment is discussed in Note 8 to the condensed consolidated financial statements.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of June 30, 2018 or December 31, 2017. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $47.5 million and $37.2 million as of June 30, 2018 and December 31, 2017, respectively.

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

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 1.5 million options and 2.1 million restricted stock units (“RSUs”) for the three and six months ended June 30, 2018. Weighted average shares outstanding have been adjusted for common shares underlying 3.0 million options and 2.2 million RSUs for the three and six months ended June 30, 2017.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares for basic EPS	114,636	112,443	114,365	112,205
Dilutive effect of options and RSUs	2,057	3,022	2,330	2,820
Weighted average shares for diluted EPS	116,693	115,465	116,695	115,025

4. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
2022 facility (1)	$533,000	$350,000
2024 notes	750,000	750,000
2024 term loan (2)	460,600	462,950
Lease finance obligations	223,885	225,070
Capital lease obligations	18,464	15,431
	1,985,949	1,803,451
Unamortized debt discount and debt issuance costs	(17,735)	(19,031)
	1,968,214	1,784,420
Less: current maturities of long-term debt and lease obligations	13,971	12,475
Long-term debt and lease obligations, net of current maturities	$1,954,243	$1,771,945

(1)	The weighted average interest rate was 3.8% and 2.9% as of June 30, 2018 and December 31, 2017, respectively.
(2)	The weighted average interest rate was 5.0% and 4.3% as of June 30, 2018 and December 31, 2017, respectively.

Fair Value

As of June 30, 2018 and December 31, 2017 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 5.625% senior secured notes due 2024 (“2024 notes”), senior secured term loan facility due 2024 (“2024 term loan”) and $900.0 million revolving credit facility (“2022 facility”) at amortized cost. The fair values of the 2024 notes and the 2024 term loan at June 30, 2018 were approximately $739.1 million and $461.2 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2022 facility at June 30, 2018 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2022 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2018.

5. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2018, our board of directors granted 407,000 RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 269,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 74,000 RSUs cliff vest on the third anniversary of the grant date and 64,000 of the RSUs cliff vest on the fourth anniversary of the grant date. The weighted average grant date fair value for these RSUs was $20.69 per unit, which was based on the closing stock price on the grant date.

Performance and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2018, our board of directors granted 135,000 RSUs to employees under our 2014 Incentive Plan, that vest if the compound annual growth rate of the Company’s total sales in 2020 over 2017 exceeds a composite annual growth rate based on single-family housing starts, multi-family housing starts, and growth in repair and remodeling sales over the same period. Assuming continued employment and if the performance vesting condition is achieved, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $21.19 per unit, which was based on the closing stock price on the grant date.

Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2018, our board of directors granted 135,000 RSUs to employees under our 2014 Incentive Plan for which vesting is contingent upon the Company’s total shareholder return being equal to or exceeding 75% of the median total shareholder return of the Company’s peer group if the median return of the Company’s peer group is positive, or being equal to or better than 125% of the median total shareholder return if the median return of the Company’s peer group is negative. In each case, the measurement will take place over a three year period. Assuming continued employment and if the market vesting condition is met, these awards will cliff vest on the third anniversary of the grant date. The actual number of shares of common stock that may be earned ranges from zero to a maximum of 150% of the RSUs granted.  The average grant date fair value for these RSUs was $22.57 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

6. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal income tax	5.1	5.0	5.1	5.1
Valuation allowance	—	(6.4)	—	(6.0)
Stock compensation windfall benefit	(0.1)	(0.6)	(4.2)	(3.4)
Permanent differences	(0.6)	1.4	(0.8)	1.3
Other	(0.3)	(0.2)	(0.1)	0.4
	25.1%	34.2%	21.0%	32.4%

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

8. Segment Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 400 locations operating in 40 states across the United States, which are organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended June 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$365,425	$3,586	$6,149	$11,888
Southeast	455,899	2,941	6,588	15,851
South	544,329	5,447	6,858	23,180
West	678,650	6,794	10,944	39,339
Total reportable segments	2,044,303	18,768	30,539	90,258
All other	45,585	6,000	(1,582)	(14,656)
Total consolidated	$2,089,888	$24,768	$28,957	$75,602

	Three months ended June 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$325,526	$3,475	$5,353	$11,853
Southeast	390,170	2,687	5,873	14,303
South	481,099	4,936	6,158	25,156
West	589,241	7,126	8,064	36,477
Total reportable segments	1,786,036	18,224	25,448	87,789
All other	57,261	5,949	8,262	(30,158)
Total consolidated	$1,843,297	$24,173	$33,710	$57,631

	Six months ended June 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$655,951	$6,805	$11,832	$12,526
Southeast	846,813	5,554	12,482	27,143
South	1,017,273	10,432	12,887	43,039
West	1,189,142	13,165	19,658	45,083
Total reportable segments	3,709,179	35,956	56,859	127,791
All other	81,145	11,631	(1,160)	(26,787)
Total consolidated	$3,790,324	$47,587	$55,699	$101,004

	Six months ended June 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$608,296	$6,953	$10,252	$14,790
Southeast	744,144	5,193	11,197	24,351
South	930,952	9,729	11,760	46,480
West	998,278	14,064	15,164	33,213
Total reportable segments	3,281,670	35,939	48,373	118,834
All other	94,691	11,826	21,494	(57,083)
Total consolidated	$3,376,361	$47,765	$69,867	$61,751

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

9. Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant for the three and six months ended June 30, 2018 or 2017.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three and six months ended June 30, 2018 or 2017.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rate for U.S. total housing starts was 1,173,000 as of June 30, 2018. The seasonally adjusted annualized rate for U.S. single-family housing starts was 858,000 as of June 30, 2018. However, both total and single-family housing starts remain well below the normalized historical annual averages (from 1959 through 2017) of 1.5 million and 1.1 million, respectively. We believe the housing industry is currently experiencing a shortage of skilled construction labor, which is constraining housing activity. Due to the lower levels in housing starts, increased competition for homebuilder business and cyclical fluctuations in commodity prices we have seen and may continue to experience downward pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will recover to the historical average in the long term and that the downturn in the housing industry was a trough in the cyclical nature of the residential construction industry. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see increases in housing demand over the next few years.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled labor and the health of the economy and home financing markets. We expect that our ability to remain competitive in this space as well as grow our market share will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Capital Structure. As a result of our historical growth through acquisitions, we have substantial indebtedness. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. We evaluate our capital structure on the basis of our leverage ratio as well as the factors described above. While debt reduction will continue to be a key area of focus for the Company, we may adjust debt or equity levels in order to appropriately manage and optimize our capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the second quarter of 2018, actual U.S. total housing starts were 352,800, a 7.7% increase compared to the second quarter of 2017. Actual U.S. single-family starts were 257,900 in the second quarter of 2018, an 8.5% increase compared to the same quarter a year ago. For the six months ended June 30, 2018 actual U.S. total housing starts were 641,300, a 7.8% increase compared to the six months ended June 30, 2017. Actual U.S. single-family starts were 452,700 in the first six months of 2018, an 8.0% increase compared to the same period a year ago.  While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, as well as the high demand for a limited supply of skilled construction labor, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 1,316,000 U.S. total housing starts and 920,000 U.S single family housing starts for 2018, which are increases of 9.4% and 8.4%, respectively, from 2017. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 4.4% in 2018 compared to 2017.

Our net sales for the second quarter of 2018 were up 13.4% over the same period last year. We estimate that our sales volume increased 4.6%, while commodity price inflation resulted in an additional 8.8% increase in sales during the second quarter of 2018 compared to the second quarter of 2017.  Increases in single-family and repair and remodel/other end market sales volume were partially offset by declines in multi-family. Our gross margin percentage decreased by 1.3% during the second quarter of 2018 compared to the second quarter of 2017, primarily due to the impact of commodity price inflation during the second quarter of 2018 relative to our short-term customer pricing commitments. We continue to invest in our business to improve our operating efficiency, which, along with operating leverage and disciplined cost management, has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 18.7% in the second quarter of 2018, a 1.3% decrease from 20.0% in the second quarter of 2017. This decrease in selling, general and administrative expenses, as a percentage of net sales on a year over year basis, was driven by cost leverage and continued cost management.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the first and second quarters of the year in anticipation of higher sales during the peak residential construction season. These increases have in the past resulted in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Collection of receivables and reduction in inventory levels following the peak building and construction season have in the past positively impacted cash flow and resulted in seasonal debt reduction, primarily in the fourth quarter.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2018 and 2017, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3%	75.0%	76.1%	75.2%
Gross margin	23.7%	25.0%	23.9%	24.8%
Selling, general and administrative expenses	18.7%	20.0%	19.8%	20.9%
Income from operations	5.0%	5.0%	4.1%	3.9%
Interest expense, net	1.4%	1.8%	1.5%	2.1%
Income tax expense	0.9%	1.1%	0.5%	0.6%
Net income	2.7%	2.1%	2.1%	1.2%

Three Months Ended June 30, 2018 Compared with the Three Months Ended June 30, 2017

Net Sales. Net sales for the three months ended June 30, 2018 were $2,089.9 million, a 13.4% increase over net sales of $1,843.3 million for the three months ended June 30, 2017. We estimate that our sales volume increased 4.6%, while commodity price inflation resulted in an additional 8.8% increase in sales during the second quarter of 2018 compared to the second quarter of 2017. Single-family and repair and remodel/other end market sales volume growth in the second quarter of 2018 was partially offset by declines in multi-family.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2018		2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$811.2	38.8%	$657.0	35.6%	23.5%
Manufactured products	370.9	17.7%	312.5	17.0%	18.7%
Windows, doors & millwork	375.5	18.0%	359.5	19.5%	4.5%
Gypsum, roofing & insulation	141.3	6.8%	144.2	7.8%	(2.1)%
Siding, metal & concrete products	189.5	9.1%	178.2	9.7%	6.4%
Other building products & services	201.5	9.6%	191.9	10.4%	5.1%
Net sales	$2,089.9	100.0%	$1,843.3	100.0%	13.4%

The impact of commodity price inflation in the second quarter of 2018 resulted in the sales growth of our lumber and lumber sheet goods categories exceeding the sales growth of our other product categories. The decrease in net sales in our gypsum, roofing & insulation category was primarily due to declines in light commercial gypsum sales in the second quarter of 2018 compared to the second quarter of 2017.

Gross Margin. Gross margin increased $35.5 million to $496.3 million. Our gross margin percentage decreased to 23.7% in the second quarter of 2018 from 25.0% in the second quarter of 2017, a 1.3% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the second quarter of 2018 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $22.3 million, or 6.0%, largely due to our increase in sales. Our salaries and benefits expense was $260.3 million, an increase of $15.6 million from the second quarter of 2017. Delivery expense increased $5.3 million and bad debt expense increased $1.9 million.

As a percentage of net sales, selling, general and administrative expenses decreased to 18.7% in the second quarter of 2018 from 20.0% in the second quarter of 2017, a 1.3% decrease. This improvement was driven by cost leverage and continued cost management.

Interest Expense, Net. Interest expense was $29.0 million in the second quarter of 2018, a decrease of $4.8 million from the second quarter of 2017. This decrease, which is largely attributable to the positive results of our debt transactions executed in fiscal year 2017, was partially offset by increased interest expense on our variable rate debt instruments due to increased market interest rates in the second quarter of 2018 compared to the second quarter of 2017.

Income Tax Expense. We recorded income tax expense of $19.0 million and $19.7 million in the second quarters of 2018 and 2017, respectively. Our effective tax rate was 25.1% in the second quarter of 2018, largely due to the Tax Cut and Jobs Act (“the 2017 Tax Act”), compared to 34.2% in the second quarter of 2017.

Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net Sales. Net sales for the six months ended June 30, 2018 were $3,790.3 million, a 12.3% increase over net sales of $3,376.4 million for the six months ended June 30, 2017. We estimate that our sales volume increased 3.2%, while commodity price inflation resulted in an additional 9.1% increase in sales during the first six months of 2018 compared to the first six months of 2017. Single-family and repair and remodel/other end market sales volume growth in the first six months of 2018 was offset by declines in multi-family.

The following table shows net sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2018		2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,455.0	38.4%	$1,187.7	35.2%	22.5%
Manufactured products	665.1	17.5%	582.3	17.2%	14.2%
Windows, doors & millwork	707.7	18.7%	669.2	19.8%	5.7%
Gypsum, roofing & insulation	254.1	6.7%	261.5	7.8%	(2.8)%
Siding, metal & concrete products	331.7	8.8%	315.4	9.3%	5.2%
Other building products & services	376.7	9.9%	360.3	10.7%	4.6%
Net sales	$3,790.3	100.0%	$3,376.4	100.0%	12.3%

The impact of commodity price inflation in the first six months of 2018 resulted in the sales growth of our lumber and lumber sheet goods categories exceeding the sales growth of our other product categories. The decrease in net sales in our gypsum, roofing & insulation category was largely associated with declines in multi-family and light commercial sales in the first six months of 2018 compared to the first six months of 2017.

Gross Margin. Gross margin increased $70.5 million to $907.4 million. Our gross margin percentage decreased to 23.9% in the first six months of 2018 from 24.8% in the first six months of 2017, a 0.9% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the six months ended June 30, 2018 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $45.4 million, or 6.4%. Largely due to our increase in sales, our salaries and benefits expense was $490.6 million, an increase of $33.5 million from the first six months of 2017 and our delivery expense increased $9.8 million. In addition, office general and administrative expense increased $3.8 million, bad debt expense increased $1.7 million and occupancy expense increased $0.5 million. Further, we recognized a $3.0 million loss on the disposal of assets in the first six months of 2017.

As a percentage of net sales, selling, general and administrative expenses decreased to 19.8% in the first six months of 2018 from 20.9% in the first six months of 2017, a 1.1% decrease. This improvement was driven by cost leverage and continued cost management, partially offset by investments the Company continues to make in growth initiatives during the six months ended June 30, 2018.

Interest Expense, Net. Interest expense was $55.7 million for the six months ended June 30, 2018, a decrease of $14.2 million compared to the six months ended June 30, 2017. This decrease, which is largely attributable to the positive results of our debt transactions executed in fiscal year 2017, was partially offset by increased interest expense on our variable rate debt instruments due to increased market interest rates in the first six months of 2018 compared to the first six months of 2017. Additionally, interest expense for the six months ended June 30, 2017 included one-time charges of $2.4 million related to the debt financing transactions executed in that period.

Income Tax Expense. We recorded income tax expense of $21.2 million and $20.0 million for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate was 21.0% for the six months ended June 30, 2018, largely due to the 2017 Tax Act, compared to 32.4% for the six months ended June 30, 2017.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended June 30,
	Net sales					Income before income taxes
	2018	% of net sales	2017	% of net sales	% change	2018	% of net sales	2017	% of net sales	% change
Northeast	$365,425	17.9%	$325,526	18.2%	12.3%	$11,888	3.3%	$11,853	3.6%	0.3%
Southeast	455,899	22.3%	390,170	21.9%	16.8%	15,851	3.5%	14,303	3.7%	10.8%
South	544,329	26.6%	481,099	26.9%	13.1%	23,180	4.3%	25,156	5.2%	(7.9)%
West	678,650	33.2%	589,241	33.0%	15.2%	39,339	5.8%	36,477	6.2%	7.8%
	$2,044,303	100.0%	$1,786,036	100.0%		$90,258	4.4%	$87,789	4.9%

	Six months ended June 30,
	Net sales					Income before income taxes
	2018	% of net sales	2017	% of net sales	% change	2018	% of net sales	2017	% of net sales	% change
Northeast	$655,951	17.7%	$608,296	18.5%	7.8%	$12,526	1.9%	$14,790	2.4%	(15.3)%
Southeast	846,813	22.8%	744,144	22.7%	13.8%	27,143	3.2%	24,351	3.3%	11.5%
South	1,017,273	27.4%	930,952	28.4%	9.3%	43,039	4.2%	46,480	5.0%	(7.4)%
West	1,189,142	32.1%	998,278	30.4%	19.1%	45,083	3.8%	33,213	3.3%	35.7%
	$3,709,179	100.0%	$3,281,670	100.0%		$127,791	3.4%	$118,834	3.6%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the second quarter of 2018 increased 16.6%, 12.7% and 8.1% in the Northeast, South and West regions, respectively, compared to the second quarter of 2017. However, single-family housing starts decreased 6.0% in the Midwest region over the same period. For the second quarter of 2018, we achieved increased net sales and profitability in our Northeast, Southeast and West reportable segments. While we also achieved increased net sales in our South reportable segment, profitability for that segment declined largely due to the impact of commodity price inflation relative to our costs.

According to the U.S. Census Bureau, actual single-family housing starts for the six months ended June 30, 2018 increased 8.3%, 7.8% and 17.2% in the Northeast, South and West regions, respectively, compared to the six months ended June 30, 2017. However, single-family housing starts decreased 5.8% in the Midwest region over the same period. For the first six months of 2018, we achieved increased net sales and profitability in our Southeast and West reportable segments. While we also achieved increased net sales in our Northeast and South reportable segments, profitability for those segments declined largely due to the impact of commodity price inflation relative to our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at June 30, 2018 consist of cash on hand and borrowing availability under our 2022 facility.

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

The following table shows our borrowing base and excess availability as of June 30, 2018 and December 31, 2017 (in millions):

	As of
	June 30, 2018	December 31, 2017
Accounts Receivable Availability	$575.1	$437.2
Inventory Availability	516.6	380.8
Other Receivables Availability	33.2	39.2
Gross Availability	1,124.9	857.2
Less:
Agent Reserves	(30.4)	(24.9)
Plus:
Cash in Qualified Accounts	32.3	39.4
Borrowing Base	1,126.8	871.7
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	871.7
Less:
Outstanding Borrowings	(533.0)	(350.0)
Letters of Credit	(82.2)	(84.9)
Net Excess Borrowing Availability on Revolving Facility	$284.8	$436.8

As of June 30, 2018 we had $533.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $284.8 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2018.

Liquidity

Our liquidity at June 30, 2018 was $298.0 million, which consists of net borrowing availability under the 2022 facility and cash on hand.

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

Consolidated Cash Flows

Cash used in operating activities was $169.0 million and $76.3 million for the six months ended June 30, 2018 and 2017, respectively. The $92.6 million increase in cash used in operations was largely the result of our working capital increase of $326.2 million in the first six months of 2018 exceeding the working capital increase of $198.0 million for the first six months of 2017. This seasonal investment in working capital, primarily related to accounts receivable and inventory, increased in the first half of 2018 compared to first half of 2017 due to a $414.0 million increase in sales over the same period. In addition, our working capital was further impacted in the first half of 2018 by commodity price inflation. The impact of the larger working capital increase was partially offset by a $14.6 million decrease in cash interest payments for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Cash used in investing activities was $48.9 million and $22.6 million for the six months ended June 30, 2018 and 2017, respectively. The change is primarily due to an increase in capital expenditures in the first six months of 2018 compared to the first six months of 2017. The increase in capital expenditures in 2018 largely relates to facility improvements and the purchase of machinery and rolling stock to support sales growth.

Cash provided by financing activities was $173.5 million and $91.4 million for the six months ended June 30, 2018 and 2017, respectively. The increase in cash provided by financing activities is primarily due to an $84.0 million increase in net borrowings on our 2022 facility in the first six months of 2018 compared to the first six months of 2017 primarily to fund our seasonal growth in working capital.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2022 facility would result in approximately $5.3 million in additional interest expense annually as we had $533.0 million in outstanding borrowings as of June 30, 2018. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.6 million in additional interest expense annually as of June 30, 2018.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 8, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

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

August 8, 2018

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 8, 2018

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 8, 2018