Form 10-Q
period 2018-09-30
Builders FirstSource, Inc.
filed 2018-11-02
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 30, 2018 was 114,724,995.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited) (In thousands, except per share amounts)
Sales	$2,118,467	$1,878,909	$5,908,791	$5,255,270
Cost of sales	1,595,686	1,419,587	4,478,630	3,959,099
Gross margin	522,781	459,322	1,430,161	1,296,171
Selling, general and administrative expenses	400,993	370,638	1,151,670	1,075,869
Income from operations	121,788	88,684	278,491	220,302
Interest expense, net	29,106	33,836	84,805	103,703
Income before income taxes	92,682	54,848	193,686	116,599
Income tax expense	19,354	15,098	40,516	35,117
Net income	$73,328	$39,750	$153,170	$81,482
Comprehensive income	$73,328	$39,750	$153,170	$81,482
Net income per share:
Basic	$0.64	$0.35	$1.34	$0.73
Diluted	$0.63	$0.34	$1.31	$0.71
Weighted average common shares:
Basic	114,707	112,688	114,480	112,368
Diluted	116,456	115,871	116,614	115,310

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2018	December 31, 2017
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,446	$57,533
Accounts receivable, less allowances of $13,470 and $11,771 at September 30, 2018 and December 31, 2017, respectively	805,317	631,992
Other receivables	59,389	71,232
Inventories, net	679,471	601,547
Other current assets	35,351	33,564
Total current assets	1,613,974	1,395,868
Property, plant and equipment, net	665,732	639,303
Assets held for sale	7,874	5,273
Goodwill	740,411	740,411
Intangible assets, net	111,266	132,567
Deferred income taxes	38,760	75,105
Other assets, net	15,568	17,597
Total assets	$3,193,585	$3,006,124
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Checks outstanding	$13,531	$—
Accounts payable	487,775	514,282
Accrued liabilities	255,836	271,597
Current maturities of long-term debt and lease obligations	14,620	12,475
Total current liabilities	771,762	798,354
Long-term debt and lease obligations, net of current maturities, debt discount and debt issuance costs	1,826,962	1,771,945
Other long-term liabilities	56,546	59,616
Total liabilities	2,655,270	2,629,915
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 114,725 and 113,572 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,147	1,136
Additional paid-in capital	554,223	546,766
Accumulated deficit	(17,055)	(171,693)
Total stockholders' equity	538,315	376,209
Total liabilities and stockholders' equity	$3,193,585	$3,006,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$153,170	$81,482
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	72,691	70,796
Amortization and write-off of debt issuance costs and debt discount	3,479	5,163
Deferred income taxes	35,829	29,060
Stock compensation expense	9,929	9,916
Net (gain) loss on sale of assets and asset impairments	(480)	5,079
Changes in assets and liabilities:
Receivables	(151,092)	(158,617)
Inventories	(86,639)	(85,313)
Other current assets	(1,786)	2,837
Other assets and liabilities	1,442	3,776
Accounts payable and checks outstanding	(12,792)	71,247
Accrued liabilities	(14,219)	(43,024)
Net cash provided by (used in) operating activities	9,532	(7,598)
Cash flows from investing activities:
Purchases of property, plant and equipment	(78,693)	(48,060)
Proceeds from sale of property, plant and equipment	1,890	4,802
Net cash used in investing activities	(76,803)	(43,258)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,243,000	894,000
Repayments under revolving credit facility	(1,189,000)	(839,000)
Repayments of long-term debt and other loans	(11,173)	(8,555)
Proceeds from long-term debt and other loans	3,818	—
Payments of loan costs	—	(2,799)
Exercise of stock options	2,394	4,574
Repurchase of common stock	(4,855)	(2,476)
Net cash provided by financing activities	44,184	45,744
Net change in cash and cash equivalents	(23,087)	(5,112)
Cash and cash equivalents at beginning of period	57,533	14,449
Cash and cash equivalents at end of period	$34,446	$9,337

Supplemental disclosure of non-cash activities

For the nine months ended September 30, 2018 and 2017, the Company retired assets subject to lease finance obligations of $0.6 million and $15.0 million and extinguished the related lease finance obligation of $0.7 million and $12.9 million, respectively.

The Company purchased equipment which was financed through capital lease obligations of $9.0 million and $14.2 million in the nine months ended September 30, 2018 and 2017, respectively. In addition, purchases of property, plant and equipment included in accounts payable were $2.5 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Accumulated
	Shares	Amount	Capital	Deficit	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209
Vesting of restricted stock units	821	8	(8)	—	—
Stock compensation expense	—	—	9,929	—	9,929
Exercise of stock options	568	5	2,389	—	2,394
Repurchase of common stock	(236)	(2)	(4,853)	—	(4,855)
Cumulative effect adjustment (Note 1)	—	—	—	1,468	1,468
Net income	—	—	—	153,170	153,170
Balance at September 30, 2018	114,725	$1,147	$554,223	$(17,055)	$538,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers.  The Company operates 403 locations in 40 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued an update to the existing guidance under the Intangibles-Goodwill and Other topic of the Accounting Standards Codification (“Codification”) which aligns the requirements for capitalizing implementation costs of a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. This update is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. This guidance permits either prospective or retrospective adoption. In the third quarter of 2018, we elected to adopt this guidance on a prospective basis. As such, implementation costs related to cloud computing arrangements will now be capitalized and amortized on a straight-line basis over the term of the associated agreement. The adoption of this guidance did not have a material impact on our financial statements.

In May 2017, the FASB issued an update to the existing guidance under the Compensation-Stock Compensation topic of the Codification to clarify when modification accounting would be applied for a change to the terms or conditions of a share-based award. Under this new guidance modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. This guidance was required to be adopted on a prospective basis for annual periods beginning on or after December 15, 2017. As such, the Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have an impact on our financial statements.

In January 2017, the FASB issued an update to the existing guidance under the Business Combinations topic of the Codification. This update revises the definition of a business. Under this guidance when substantially all of the assets acquired are concentrated in a single asset (or group of similar assets) the assets acquired would not be considered a business. If this initial screen is met, the need for further assessment is eliminated. If this screen is not met, in order to be considered a business an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to create outputs. This update was required to be adopted by public companies on a prospective basis for annual and interim reporting periods beginning after December 15, 2017. As such, the Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have an impact on our financial statements.

In June 2016, the FASB issued an update to existing guidance under the Investments topic of the Codification. This update introduces a new impairment model for financial assets, known as the current expected credit losses (“CECL”) model that is based on expected losses rather than incurred losses. The CECL model requires an entity to estimate credit losses on financial assets, including trade accounts receivable, based on historical information, current information and reasonable and supportable forecasts. Under this guidance companies will record an allowance through earnings for expected credit losses upon initial recognition of the financial asset. The aspects of this guidance applicable to us will be required to be adopted on a modified retrospective basis. This update is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018.  While we are still evaluating the impact of this guidance on our financial statements we do not currently expect it to have a material impact.

In February 2016, the FASB issued an update to the existing guidance under the Leases topic of the Codification. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

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

The Company has a significant number of leases, primarily related to real estate and rolling stock, which are primarily accounted for as operating leases under existing guidance. While we are currently evaluating the impact of this new guidance on our financial statements, we are expecting a significant impact to our balance sheet upon adoption related to the establishment of lease liabilities and the corresponding right-of-use assets. We are also currently assessing and updating our business processes, systems and controls to ensure compliance with the accounting and disclosure requirements of the new standard upon adoption.

Through the issuance of a series of updates, the FASB modified the guidance under the Revenue Recognition topic of the Codification which provided for a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under previous guidance, we recognized sales from contracts with service elements on the completed contract method when these contracts were completed within 30 days. The remaining contracts with service elements were recognized under the percentage of completion method.

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

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lumber & lumber sheet goods	$818,693	$679,902	$2,273,761	$1,867,613
Manufactured products	385,894	318,565	1,050,963	900,880
Windows, doors & millwork	372,453	347,462	1,080,120	1,016,674
Gypsum, roofing & insulation	146,648	147,960	400,797	409,417
Siding, metal & concrete products	196,591	183,517	528,290	498,935
Other building products & services	198,188	201,503	574,860	561,751
Net sales	$2,118,467	$1,878,909	$5,908,791	$5,255,270

Information regarding disaggregation of sales by segment is discussed in Note 8 to the condensed consolidated financial statements.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of September 30, 2018 or December 31, 2017. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $47.4 million and $37.2 million as of September 30, 2018 and December 31, 2017, respectively.

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

For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 1.5 million options and 2.1 million restricted stock units (“RSUs”) outstanding as of September 30, 2018. Weighted average shares outstanding have been adjusted for common shares underlying 2.7 million options and 2.2 million RSUs outstanding as of September 30, 2017.

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares for basic EPS	114,707	112,688	114,480	112,368
Dilutive effect of options and RSUs	1,749	3,183	2,134	2,942
Weighted average shares for diluted EPS	116,456	115,871	116,614	115,310

4. Debt

Long-term debt and lease obligations consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
2022 facility (1)	$404,000	$350,000
2024 notes	750,000	750,000
2024 term loan (2)	459,425	462,950
Lease finance obligations	227,390	225,070
Capital lease obligations	17,837	15,431
	1,858,652	1,803,451
Unamortized debt discount and debt issuance costs	(17,070)	(19,031)
	1,841,582	1,784,420
Less: current maturities of long-term debt and lease obligations	14,620	12,475
Long-term debt and lease obligations, net of current maturities	$1,826,962	$1,771,945

(1)	The weighted average interest rate was 3.9% and 2.9% as of September 30, 2018 and December 31, 2017, respectively.
(2)	The weighted average interest rate was 5.1% and 4.3% as of September 30, 2018 and December 31, 2017, respectively.

Fair Value

As of September 30, 2018 and December 31, 2017 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 5.625% senior secured notes due 2024 (“2024 notes”), senior secured term loan facility due 2024 (“2024 term loan”) and $900.0 million revolving credit facility (“2022 facility”) at amortized cost. The fair values of the 2024 notes and the 2024 term loan at September 30, 2018 were approximately $722.5 million and $460.4 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2022 facility at September 30, 2018 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2022 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2018.

5. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2018, our board of directors granted 461,000 RSUs to employees and eligible directors under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 269,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 74,000 RSUs cliff vest on the third anniversary of the grant date, 64,000 of the RSUs cliff vest on the fourth anniversary of the grant date and 54,000 of the RSUs cliff vest on the first anniversary of the grant date. The weighted average grant date fair value for these RSUs was $20.33 per unit, which was based on the closing stock price on the grant date.

Performance and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2018, our board of directors granted 135,000 RSUs to employees under our 2014 Incentive Plan, that vest if the compound annual growth rate of the Company’s total sales in 2020 over 2017 exceeds a composite annual growth rate based on single-family housing starts, multi-family housing starts, and growth in repair and remodeling sales over the same period. Assuming continued employment and if the performance vesting condition is achieved, these awards will cliff vest on the third anniversary of the grant date. The weighted average grant date fair value for these RSUs was $21.19 per unit, which was based on the closing stock price on the grant date.

Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2018, our board of directors granted 135,000 RSUs to employees under our 2014 Incentive Plan for which vesting is contingent upon the Company’s total shareholder return being equal to or exceeding 75% of the median total shareholder return of the Company’s peer group if the median return of the Company’s peer group is positive, or being equal to or better than 125% of the median total shareholder return if the median return of the Company’s peer group is negative. In each case, the measurement will take place over a three year period. Assuming continued employment and if the market vesting condition is met, these awards will cliff vest on the third anniversary of the grant date. The actual number of shares of common stock that may be earned ranges from zero to a maximum of 150% of the RSUs granted.  The average grant date fair value for these RSUs was $22.57 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

6. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.0%	35.0%	21.0%	35.0%
State income taxes, net of federal income tax	5.0	8.1	5.0	6.5
Valuation allowance	—	(0.3)	—	(3.3)
Stock compensation windfall benefit	—	(1.7)	(2.2)	(2.6)
Permanent differences - credits	(6.3)	(14.5)	(3.9)	(6.9)
Permanent differences – other	1.0	0.9	0.9	1.2
Other	0.2	—	0.1	0.2
	20.9%	27.5%	20.9%	30.1%

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

8. Segment Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 403 locations operating in 40 states across the United States, which are organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended September 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$366,179	$3,454	$6,614	$13,304
Southeast	456,313	3,073	6,985	19,646
South	547,173	5,428	7,099	33,391
West	705,170	7,014	11,414	38,871
Total reportable segments	2,074,835	18,969	32,112	105,212
All other	43,632	6,135	(3,006)	(12,530)
Total consolidated	$2,118,467	$25,104	$29,106	$92,682

	Three months ended September 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$341,188	$3,233	$5,442	$11,875
Southeast	389,431	2,688	6,078	10,613
South	463,645	4,993	5,898	21,451
West	635,573	6,600	8,610	34,489
Total reportable segments	1,829,837	17,514	26,028	78,428
All other	49,072	5,517	7,808	(23,580)
Total consolidated	$1,878,909	$23,031	$33,836	$54,848

	Nine months ended September 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,022,131	$10,259	$18,446	$25,830
Southeast	1,303,126	8,627	19,467	46,789
South	1,564,446	15,935	19,986	76,254
West	1,894,311	20,179	31,073	83,954
Total reportable segments	5,784,014	55,000	88,972	232,827
All other	124,777	17,691	(4,167)	(39,141)
Total consolidated	$5,908,791	$72,691	$84,805	$193,686

	Nine months ended September 30, 2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$949,484	$10,186	$15,694	$26,665
Southeast	1,133,575	7,881	17,275	34,964
South	1,394,597	14,799	17,659	67,779
West	1,633,851	20,663	23,774	67,702
Total reportable segments	5,111,507	53,529	74,402	197,110
All other	143,763	17,267	29,301	(80,511)
Total consolidated	$5,255,270	$70,796	$103,703	$116,599

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

9. Related Party Transactions

Transactions between the Company and related parties occur in the ordinary course of business. Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of its transactions with related parties had a material impact on the Company’s results for the three and nine months ended September 30, 2018 or 2017.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events.  Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy.  The Company may not succeed in addressing these and other risks.  Further information regarding factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) and may also be described from time to time in the other reports the Company files with the SEC.  Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates 403 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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
•

Windows, Door & Millwork. Windows & doors are comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features including those that we manufacture under the Synboard ® brand name.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, the high cost of land development, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rate for U.S. total housing starts was 1,201,000 as of September 30, 2018. The seasonally adjusted annualized rate for U.S. single-family housing starts was 871,000 as of September 30, 2018. However, both total and single-family housing starts remain well below the normalized historical annual averages (from 1959 through 2017) of 1.5 million and 1.1 million, respectively. We believe the housing industry is currently experiencing a shortage of skilled construction labor, which is constraining housing activity. Due to the lower levels in housing starts, increased competition for homebuilder business and cyclical fluctuations in commodity prices we have seen and may continue to experience pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will continue to trend towards recovering to the historical average. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates, the availability of skilled labor and the health of the economy and home financing markets. We expect that our ability to remain competitive in this space as well as grow our market share will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

•

Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in order to realize increased efficiency, overcome skilled construction labor shortages and improve quality. Shortening cycle time from start to completion is a key imperative of the homebuilders during periods of strong consumer demand. We see the demand for prefabricated components increasing as the residential new construction market continues to strengthen and the availability of skilled construction labor remains limited.

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. For the third quarter of 2018, actual U.S. total housing starts were 330,600, a 3.5% increase compared to the third quarter of 2017. Actual U.S. single-family starts were 235,600 in the third quarter of 2018, a 2.4% increase compared to the same quarter a year ago. For the nine months ended September 30, 2018, actual U.S. total housing starts were 972,200, a 6.4% increase compared to the nine months ended September 30, 2017. Actual U.S. single-family starts were 687,700 in the first nine months of 2018, a 6.0% increase compared to the same period a year ago.  While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, the high cost of land development in many major metropolitan areas and the high demand for a limited supply of skilled construction labor, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 1,278,000 U.S. total housing starts and 891,000 U.S single family housing starts for 2018, which are increases of 6.2% and 5.0%, respectively, from 2017. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 9.9%, inclusive of commodity price inflation, in 2018 compared to 2017.

Our net sales for the third quarter of 2018 were up 12.7% over the same period last year. We estimate that 11.2% of this increase is attributable to the impact of commodity price inflation on sales during the third quarter of 2018 compared to the third quarter of 2017.  Increases in single-family and multi-family sales volume were partially offset by declines in the repair and remodel/other end market. Our gross margin percentage increased by 0.3% during the third quarter of 2018 compared to the third quarter of 2017, primarily due to the sharp decline in commodity costs during the third quarter of 2018 relative to our customer pricing. We continue to invest in our business to improve our operating efficiency, which, along with operating leverage and disciplined cost management, has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 18.9% in the third quarter of 2018, a 0.8% decrease from 19.7% in the third quarter of 2017. This decrease in selling, general and administrative expenses, as a percentage of net sales on a year over year basis, was primarily driven by cost leverage as well as continued cost management.

While the rate of market growth has recently eased we still believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions or investments in organic growth opportunities. We will continue to focus on working capital by closely monitoring the credit exposure of our customers and by working with our vendors to improve our payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, debt reduction will continue to be a key area of focus for the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2018 and 2017, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.3%	75.6%	75.8%	75.3%
Gross margin	24.7%	24.4%	24.2%	24.7%
Selling, general and administrative expenses	18.9%	19.7%	19.5%	20.5%
Income from operations	5.8%	4.7%	4.7%	4.2%
Interest expense, net	1.4%	1.8%	1.4%	2.0%
Income tax expense	0.9%	0.8%	0.7%	0.7%
Net income	3.5%	2.1%	2.6%	1.5%

Three Months Ended September 30, 2018 Compared with the Three Months Ended September 30, 2017

Net Sales. Net sales for the three months ended September 30, 2018 were $2,118.5 million, a 12.7% increase over net sales of $1,878.9 million for the three months ended September 30, 2017. We estimate that 11.2% of this increase is attributable to the impact of commodity price inflation on sales during the third quarter of 2018 compared to the third quarter of 2017. Single-family and multi-family sales volume growth in the third quarter of 2018 was partially offset by declines in the repair and remodel/other end markets.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2018		2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$818.7	38.6%	$679.9	36.2%	20.4%
Manufactured products	385.9	18.2%	318.6	16.9%	21.1%
Windows, doors & millwork	372.5	17.6%	347.5	18.5%	7.2%
Gypsum, roofing & insulation	146.6	6.9%	147.9	7.9%	(0.9)%
Siding, metal & concrete products	196.6	9.3%	183.5	9.8%	7.1%
Other building products & services	198.2	9.4%	201.5	10.7%	(1.6)%
Net sales	$2,118.5	100.0%	$1,878.9	100.0%	12.7%

The impact of commodity price inflation in the third quarter of 2018 resulted in the sales growth of our lumber and lumber sheet goods and manufactured products categories exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $63.5 million to $522.8 million. Our gross margin percentage increased to 24.7% in the third quarter of 2018 from 24.4% in the third quarter of 2017, a 0.3% increase. Our gross margin percentage increased primarily due to the sharp decline in commodity costs during the third quarter of 2018 relative to our customer pricing.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $30.4 million, or 8.2%. Largely due to our increase in sales, our salaries and benefits expense was $267.6 million, an increase of $28.6 million from the third quarter of 2017. In addition, our fuel expense increased of $2.9 million in the third quarter of 2018 compared to the third quarter of 2017.

As a percentage of net sales, selling, general and administrative expenses decreased to 18.9% in the third quarter of 2018 from 19.7% in the third quarter of 2017, a 0.8% decrease. This improvement was primarily driven by cost leverage as well as continued cost management.

Interest Expense, Net. Interest expense was $29.1 million in the third quarter of 2018, a decrease of $4.7 million from the third quarter of 2017. This decrease, which is largely attributable to the positive results of our debt transactions executed in fiscal year 2017, was partially offset by increased interest expense on our variable rate debt instruments due to increased market interest rates in the third quarter of 2018 compared to the third quarter of 2017.

Income Tax Expense. We recorded income tax expense of $19.4 million and $15.1 million in the third quarters of 2018 and 2017, respectively. Our effective tax rate was 20.9% in the third quarter of 2018, largely due to the Tax Cut and Jobs Act (“the 2017 Tax Act”), compared to 27.5% in the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared with the Nine Months Ended September 30, 2017

Net Sales. Net sales for the nine months ended September 30, 2018 were $5,908.8 million, a 12.4% increase over net sales of $5,255.3 million for the nine months ended September 30, 2017. We estimate that 9.9% of this increase is attributable to the impact of commodity price inflation on sales during the first nine months of 2018 compared to the first nine months of 2017. Single-family and repair and remodel/other end market sales volume growth in the first nine months of 2018 was partially offset by declines in multi-family.

The following table shows net sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$2,273.8	38.5%	$1,867.6	35.5%	21.7%
Manufactured products	1,051.0	17.8%	900.9	17.2%	16.7%
Windows, doors & millwork	1,080.1	18.3%	1,016.7	19.3%	6.2%
Gypsum, roofing & insulation	400.8	6.8%	409.4	7.8%	(2.1)%
Siding, metal & concrete products	528.3	8.9%	498.9	9.5%	5.9%
Other building products & services	574.8	9.7%	561.8	10.7%	2.3%
Net sales	$5,908.8	100.0%	$5,255.3	100.0%	12.4%

The impact of commodity price inflation in the first nine months of 2018 resulted in the sales growth of our lumber and lumber sheet goods categories exceeding the sales growth of our other product categories. The decrease in net sales in our gypsum, roofing & insulation category was largely associated with declines in multi-family and light commercial sales in the first nine months of 2018 compared to the first nine months of 2017.

Gross Margin. Gross margin increased $134.0 million to $1,430.2 million. Our gross margin percentage decreased to 24.2% in the first nine months of 2018 from 24.7% in the first nine months of 2017, a 0.5% decrease. Our gross margin percentage decreased primarily due to the impact of commodity price inflation during the nine months ended September 30, 2018 relative to our customer pricing commitments.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $75.8 million, or 7.0%. Largely due to our increase in sales, our salaries and benefits expense was $758.2 million, an increase of $62.1 million from the first nine months of 2017, and our fuel expense increased $8.4 million. In addition, office general and administrative expense increased $3.1 million, bad debt expense increased $1.8 million and occupancy expense increased $0.9 million. Further, we recognized a $4.4 million loss on the disposal of assets in the first nine months of 2017.

As a percentage of net sales, selling, general and administrative expenses decreased to 19.5% in the first nine months of 2018 from 20.5% in the first nine months of 2017, a 1.0% decrease. This improvement was primarily driven by cost leverage as well as continued cost management.

Interest Expense, Net. Interest expense was $84.8 million for the nine months ended September 30, 2018, a decrease of $18.9 million compared to the nine months ended September 30, 2017. This decrease, which is largely attributable to the positive results of our debt transactions executed in fiscal year 2017, was partially offset by increased interest expense on our variable rate debt instruments due to increased market interest rates in the first nine months of 2018 compared to the first nine months of 2017. Additionally, interest expense for the nine months ended September 30, 2017 included one-time charges of $2.4 million related to the debt financing transactions executed in that period.

Income Tax Expense. We recorded income tax expense of $40.5 million and $35.1 million for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate was 20.9% for the nine months ended September 30, 2018, largely due to the 2017 Tax Act, compared to 30.1% for the nine months ended September 30, 2017.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended September 30,
	Net sales					Income before income taxes
	2018	% of net sales	2017	% of net sales	% change	2018	% of net sales	2017	% of net sales	% change
Northeast	$366,179	17.6%	$341,188	18.7%	7.3%	$13,304	3.6%	$11,875	3.5%	12.0%
Southeast	456,313	22.0%	389,431	21.3%	17.2%	19,646	4.3%	10,613	2.7%	85.1%
South	547,173	26.4%	463,645	25.3%	18.0%	33,391	6.1%	21,451	4.6%	55.7%
West	705,170	34.0%	635,573	34.7%	11.0%	38,871	5.5%	34,489	5.4%	12.7%
	$2,074,835	100.0%	$1,829,837	100.0%		$105,212	5.1%	$78,428	4.3%

	Nine months ended September 30,
	Net sales					Income before income taxes
	2018	% of net sales	2017	% of net sales	% change	2018	% of net sales	2017	% of net sales	% change
Northeast	$1,022,131	17.7%	$949,484	18.6%	7.7%	$25,830	2.5%	$26,665	2.8%	(3.1)%
Southeast	1,303,126	22.5%	1,133,575	22.1%	15.0%	46,789	3.6%	34,964	3.1%	33.8%
South	1,564,446	27.0%	1,394,597	27.3%	12.2%	76,254	4.9%	67,779	4.9%	12.5%
West	1,894,311	32.8%	1,633,851	32.0%	15.9%	83,954	4.4%	67,702	4.1%	24.0%
	$5,784,014	100.0%	$5,111,507	100.0%		$232,827	4.0%	$197,110	3.9%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the third quarter of 2018 increased 7.1%, 1.1% and 8.2% in the Midwest, South and West regions, respectively, compared to the third quarter of 2017. However, single-family housing starts decreased 13.1% in the Northeast region over the same period. For the third quarter of 2018, we achieved increased net sales and profitability across all of our reportable segments.

According to the U.S. Census Bureau, actual single-family housing starts for the nine months ended September 30, 2018 increased 0.2%, 4.9% and 14.7% in the Northeast, South and West regions, respectively, compared to the nine months ended September 30, 2017. However, single-family housing starts decreased 1.0% in the Midwest region over the same period. For the first nine months of 2018, we achieved increased net sales and profitability in our Southeast, South and West reportable segments. While we also achieved increased net sales in our Northeast reportable segment, profitability for that segment declined largely due to the impact of commodity price inflation relative to our costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at September 30, 2018 consist of cash on hand and borrowing availability under our 2022 facility.

Our 2022 facility will be primarily used for working capital, general corporate purposes, and funding growth opportunities. In addition, we may use the 2022 facility to facilitate debt consolidation. Availability under the 2022 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of September 30, 2018 and December 31, 2017 (in millions):

	As of
	September 30, 2018	December 31, 2017
Accounts Receivable Availability	$554.8	$437.2
Inventory Availability	451.8	380.8
Other Receivables Availability	35.2	39.2
Gross Availability	1,041.8	857.2
Less:
Agent Reserves	(28.6)	(24.9)
Plus:
Cash in Qualified Accounts	38.3	39.4
Borrowing Base	1,051.5	871.7
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	871.7
Less:
Outstanding Borrowings	(404.0)	(350.0)
Letters of Credit	(82.2)	(84.9)
Net Excess Borrowing Availability on Revolving Facility	$413.8	$436.8

As of September 30, 2018, we had $404.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $413.8 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2018.

Liquidity

Our liquidity at September 30, 2018 was $448.2 million, which consists of net borrowing availability under the 2022 facility and cash on hand.

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

Should the current industry conditions deteriorate or we pursue additional growth opportunities, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, managing our working capital and/or divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash provided by operating activities was $9.5 million for the nine months ended September 30, 2018 compared to cash used in operating activities of $7.6 million for the nine months ended September 30, 2017. The increase in cash provided by operating activities is largely due to increased sales and profitability during the nine months ended September 30, 2018 compared to the prior year. In addition, cash interest payments for the first nine months of 2018 decreased $29.2 million compared to the first nine months of 2017. However, the increase in cash provided by operating activities was mostly offset by the working capital increase of $266.5 million in 2018 exceeding the working capital increase of $212.9 million in 2017.  This change in working capital was primarily due to the timing of both inventory purchases and cash paid to vendors during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Cash used in investing activities was $76.8 million and $43.3 million for the nine months ended September 30, 2018 and 2017, respectively. The change is primarily due to an increase in capital expenditures in the first nine months of 2018 compared to the first nine months of 2017. The increase in capital expenditures in 2018 largely relates to facility improvements and the purchase of machinery and rolling stock to support sales growth.

Cash provided by financing activities was $44.2 million and $45.7 million for the nine months ended September 30, 2018 and 2017, respectively. Our net borrowing activity under our long-term debt arrangements for the first nine months of 2018 was largely unchanged from the first nine months of 2017. The decrease in cash provided by financing activities is primarily due to a $2.4 million increase in repurchases of common stock related to restricted stock tendered in order to meet minimum withholding tax requirements for shares vested and a $2.2 million decrease in cash received from employee option exercises in 2018 compared to 2017. These decreases were partially offset by $2.8 million in payments of debt issuance costs in 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2022 facility would result in approximately $4.0 million in additional interest expense annually as we had $404.0 million in outstanding borrowings as of September 30, 2018. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.6 million in additional interest expense annually as of September 30, 2018.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2018, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

10.1*	Employment Agreement between Builders FirstSource, Inc. and Scott L. Robins
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 2, 2018 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (ii) Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

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

November 2, 2018

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

November 2, 2018

/s/ JAMI COULTER
Jami Coulter
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 2, 2018