Form 10-K
period 2018-12-31
Builders FirstSource, Inc.
filed 2019-03-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $2,058.5 million based on the closing price per share on that date of $18.29 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 26, 2019 was 115,359,616.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 22, 2019 are incorporated by reference into Part II and Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1. Business

CAUTIONARY STATEMENT

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events.  Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy.  The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of this annual report on Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission (“SEC”).  Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

OVERVIEW

In this annual report, unless otherwise stated or the context otherwise requires, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries.

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates 401 locations in 39 states across the United States. We offer an integrated solution to our customers by providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble specifically for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services include professional installation, turn-key framing and shell construction, spanning all of our product categories.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only seven building product suppliers with manufacturing capabilities in the Pro Segment that generated more than $500 million in sales, according to ProSales magazine’s 2018 ProSales 100 list. We were the largest building product supplier with manufacturing capabilities on this list.

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

•

Consolidation of suppliers by homebuilders: We believe that homebuilders are increasingly looking to consolidate their supplier base. Many homebuilders are seeking a more strategic relationship with suppliers that are able to offer a broad range of products and services and, as a result, are allocating a greater share of wallet to a select number of larger, full service suppliers. We believe this trend continues in the current housing market recovery.

According to the U.S. Census Bureau, the single-family residential construction market was an estimated $285.4 billion in 2018, which was 5.8% higher than 2017, though still down significantly from the historical high of $413.2 billion in 2006. Further, according to the Home Improvement Research Institute (“HIRI”), the professional repair and remodel end market was an estimated $121.9 billion in 2018, which was 9.9% higher than 2017.

OUR CUSTOMERS

We serve a broad customer base across the United States. We have a diverse geographic footprint as we have operations in 75 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”), as ranked by single family housing permits based on available 2018 U.S. Census data. In addition, approximately 84% of U.S. single-family housing permits in 2018 were issued in MSAs in which we operate. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2018, our top 10 customers accounted for approximately 16.8% of sales, and no single customer accounted for more than 5% of sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Pulte Homes, Inc., Lennar Corporation, Beazer Homes USA, Inc., Hovnanian Enterprises, Inc., Taylor Morrison Home Corporation and Toll Brothers, Inc.

In addition to the largest production homebuilders, we also service and supply regional production and local custom homebuilders as well as repair and remodeling contractors and multi-family builders. These customers require high levels of service and a broad product offering. Our sales team expects to work very closely with the designers on a day-to-day basis in order to ensure the appropriate products are identified, ordered or produced and delivered on time to the building site. To account for these increased service costs, pricing in the industry is tied to the level of service provided and the volumes purchased.

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

MANUFACTURING

Our manufacturing facilities utilize the latest industry leading technology and high quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors & millwork.

Manufactured Products — Trusses and Wall Panels. Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type: production versus custom builders. Production builders use prototype house plans as they replicate houses. These house plans may be minimally modified to suit individual customer demand. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. For custom builders, the components are designed individually for each house. We download the shop drawings from our design department to computerized saws. We assemble the cut lumber to form roof trusses, floor trusses or wall panels, and store the finished components by house awaiting shipment to the job site.

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

Custom Millwork. Our manufactured custom millwork consists primarily of exterior trim, interior and exterior doors, custom windows, features and box columns. In addition, we sell many of these custom millwork products in a synthetic material under our Synboard brand name. We sand, cut, and shape sheets of 4 foot by 18 or 20 foot Celuka-blown, extruded PVC, or Synboard, to produce the desired product.

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

Leverage our competitive strengths to capitalize on housing market growth

As the U.S. housing market returns to a historically normalized level, we intend to leverage our core business strengths including size, national footprint, unmatched scale in manufacturing capability, breadth of product portfolio, and end market exposure to expand our sales and profit margins. Our customers continue to emphasize the importance of competitive pricing, a broad product portfolio, sales force knowledge, labor-saving manufactured products, on-site services and overall “ease of use” with their building products suppliers. Our comprehensive product offering, experienced sales force, strong strategic vendor relationships, and tenured senior management team position us well to capitalize on strong demand in the new home construction market and the repair and remodel segment. Our large delivery fleet, professional drivers, and comprehensive inventory management enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Our comprehensive network of products, services and facilities provides a strategically advantaged service model which enhances our value to our customers and provides a strong platform to drive growth.

Maximize our share of wallet by capturing above-market growth in our higher margin value added products

We believe our national manufacturing footprint and differentiated capabilities will allow us to capture growth in our higher margin value-added products with single family homebuilders.  We believe our value-added products address the growing demand for ways to build homes more efficiently, addressing labor constraints and rising costs.  We plan to accelerate this growth by further expansion of our national manufacturing footprint to serve locations that do not currently have adequate access to these high margin products. By focusing on our differentiated platform and broad product mix, we are able to offer a complete array of products and services that would otherwise need to be sourced from various distributors, providing us an opportunity to capture a greater share of wallet. This operational platform often will make us a preferred distributor for large scale national homebuilders as well as local and custom homebuilders looking for more efficient ways to build a home. We believe that customers continue to place an increased value on these capabilities, which further differentiates us from our competitors.

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

SALES AND MARKETING

We seek to attract and retain customers through exceptional customer service, leading product quality, broad product and service offerings, and competitive pricing. This strategy is centered on building and maintaining strong customer relationships rather than traditional marketing and advertising. We strive to add value for the homebuilders through shorter lead times, lower project costs, faster project completion and higher quality. By executing this strategy, we believe we will continue to generate new business.

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2018, we employed approximately 1,900 sales representatives, who are typically paid a commission based on gross margin dollars collected and work with approximately 1,600 sales coordinators and product specialists.

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

We currently source products from approximately 10,300 suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 8% of our total materials purchases for the year ended December 31, 2018, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

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

EMPLOYEES

At December 31, 2018, we had approximately 15,000 employees. Less than 2% of the workforce at our company are members of eight different unions. We believe that we have good relations with our employees, as evidenced by our recent Forbes “America’s Best Large Employers” awards.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary enterprise resource planning (“ERP”) system, which we currently use for operations representing the majority of our sales, is a proprietary system that has been highly customized by our computer programmers. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

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

ProBuild maintained multiple ERP systems to manage its operations. We are in the process of integrating certain of the legacy ProBuild information technology systems with ours which is an ongoing, multi-year process. We are currently expecting to complete the planned ERP integration process in 2019.

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

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our website under the links to “Financial Information.” Our Internet address is www.bldr.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

In addition to our website the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

EXECUTIVE OFFICERS

M. Chad Crow, President, Chief Executive Officer and Director, age 50. Mr. Crow joined the Company in September 1999, and has held several roles of increasing responsibility. Mr. Crow became a director in 2017 and President and CEO on December 29, 2017. In 2009, Mr. Crow was named Senior Vice President and Chief Financial Officer and in 2014 he was promoted to President and Chief Operating Officer.  Prior to joining Builders FirstSource, he served in a variety of positions at Pier One Imports and Price Waterhouse LLP. Mr. Crow received his B.B.A. degree from Texas Tech University.

Peter M. Jackson, Senior Vice President and Chief Financial Officer, age 47. Mr. Jackson joined the Company on November 4, 2016 as Senior Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Jackson was employed by Lennox International, Inc. (“Lennox”).  Since July 2014, Mr. Jackson had served as Vice President and CFO of Lennox’s Refrigeration Segment.  His previous positions at Lennox also included Vice President, Finance - Financial Planning and Analysis and Mergers and Acquisitions as well as Vice President and Chief Financial Officer of Lennox’s Residential Heating and Cooling Segment.  Before joining Lennox, Mr. Jackson served in multiple financial leadership positions at SPX Corporation, General Electric, and Gerber Scientific.  Mr. Jackson is a certified public accountant and a graduate of General Electric’s Experienced Financial Leadership program.  He holds an M.B.A. degree from Rensselaer Polytechnic Institute and a B.S. from Bryant University.

Donald F. McAleenan, Senior Vice President and General Counsel, age 64. Mr. McAleenan has served as Senior Vice President and General Counsel of the Company since 1998. Prior to joining the Company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Scott L. Robins, Senior Vice President and Chief Operating Officer – West, age 52.  Mr. Robins was appointed to his current position on February 20, 2018.  He had been a Senior Vice President – Operations of the Company since the acquisition of ProBuild Holdings LLC by the Company in July 2015 and with ProBuild prior to that since 2007.  At the time of his promotion, he had supervisory responsibility for 93 locations in eight states.  Mr. Robins joined Hope Lumber Company in 2004 as a Vice President of Operations, overseeing numerous operations in a three-state area, and continued in that role when Hope was acquired by ProBuild Holdings LLC in 2007.  Before then, he had worked in various operational and supply chain management positions with Andersen Lumber and Stock Building Supply since 1988.  Mr. Robins has 30 years of experience in the building products business.  He holds a B.A. in Finance from Weber State University.

David E. Rush, Senior Vice President and Chief Operating Officer – East, age 56.  Mr. Rush was appointed to his current position on November 29, 2018.  Mr. Rush previously served as Senior Vice President of Strategy and Business Development of the Company since August 2017.  Prior to that, Mr. Rush served as Senior Vice President of Integration after the acquisition of ProBuild Holdings LLC in July 2015.  From 2003 to 2015, Mr. Rush was an Area Vice President, with responsibility for more than 18 Company locations in three states.  He joined the Company as Vice President of Finance of the Southeast Group in 1999.  Before joining Builders FirstSource, Mr. Rush worked in various accounting and finance positions, primarily with multi-location distribution companies, including as Chief Financial Officer of the Bojangles Restaurant chain.  He holds a B.A. in accounting from the University of North Carolina at Chapel Hill.

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

According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1.2 million and 0.9 million, respectively, for the year ended December 31, 2018. However, both total and single-family housing starts remain well below the normalized historical averages (from 1959 through 2018) of 1.5 million and 1.1 million, respectively. Due to the lower levels in housing starts, increased competition for homebuilder business and cyclical fluctuations in commodity prices, we have seen and may continue to experience pressure on our gross margins.

The building supply industry is subject to cyclical market pressures.

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. Our lumber and lumber sheet goods product category represented 37.6% of total sales for the year ended December 31, 2018. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, the building products industry is cyclical in nature. The homebuilding industry has experienced growth in recent years and industry forecasters expect to see continued growth in the housing market in the near term. However, it is likely, based on historical experience, that we will face future downturns in the homebuilding industry which could have an adverse effect on our operating results, financial condition or cash flows. We are not able to predict the timing, severity or duration of any future downturns in the housing market.

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

Homebuyer demand may shift towards smaller homes creating fluctuations in demand for our products.

Home affordability can be a key driver in demand for our products. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices may result in homes becoming less affordable. This could cause homebuyer demand to shift towards smaller homes which could have an adverse impact on our financial condition, operating results and cash flows.

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

As of December 31, 2018, our debt totaled $1,577.1 million, which includes $243.5 million of capital lease and other finance obligations. We also have a $900.0 million revolving credit facility (“2022 facility”), under which we had $179.0 million of outstanding borrowings and $82.2 million of letters of credit outstanding as of December 31, 2018. In addition, we have significant obligations under ongoing operating leases that are not reflected on our balance sheet.

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

•

exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the 2022 facility and the $458.3 million senior secured term loan facility due 2024 (“2024 term loan”) are at variable rates of interest;

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

In addition, some of our debt instruments, including those governing the 2022 facility, the 2024 term loan, and the 5.625% senior secured notes due 2024 (“2024 notes”), contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is possible that we would not be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

Our financial condition and operating performance, including that of our subsidiaries, are also subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness.

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

We are substantially reliant on cash on hand and borrowing availability under the 2022 facility, which totaled $595.5 million at December 31, 2018, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing industry continues to grow. Our inability to renew, amend or replace the 2022 facility, the 2024 term loan or the 2024 notes when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

Economic and credit market conditions, the performance of our industry, and our financial performance, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit, economic conditions and financial, business and other factors, many of which are beyond our control. Significant worsening of current housing market conditions or the macroeconomic factors that affect our industry could require us to seek additional capital and have a material adverse effect on our ability to secure such capital on favorable terms, if at all.

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

The agreement governing the 2022 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $84.7 million as of December 31, 2018.

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

Interest rates may increase in the future. As a result, interest rates on our 2022 facility and our 2024 term loan could be higher or lower than current levels.  As of December 31, 2018, we had approximately $637.3 million, or 40.4%, of our outstanding debt at variable interest rates.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense thereby further decreasing our net income and cash flows. Since 2016, the Company has executed several debt transactions designed to reduce debt, extend maturities or lower our interest rates. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

A 1.0% increase in interest rates on the 2022 facility would result in approximately $1.8 million in additional interest expense annually as we had $179.0 million in outstanding borrowings as of December 31, 2018. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan outstanding as of December 31, 2018 would result in approximately $4.6 million in additional interest expense annually.

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

Our ten largest customers generated approximately 16.8% of our sales for the year ended December 31, 2018. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, during the downturn and in subsequent years, some of our homebuilder customers exited or severely curtailed building activity in certain of our regions.

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

Although in many instances we have agreements with our suppliers, these agreements are generally terminable by either party on limited notice. Failure by our suppliers to continue to supply us with products on commercially reasonable terms, or at all, could put pressure on our operating margins or have a material adverse effect on our financial condition, operating results and cash flows. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are oftentimes, but not always passed on to our customers. Our delayed ability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

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

Most of our facilities are leased. Many of our leases are non-cancelable, typically have initial expiration terms ranging from five to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be for similar terms (five to 15 years), will be non-cancelable and will feature similar renewal options. If we close or idle a facility we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations such as subleasing opportunities or negotiated lease terminations. During the period from 2007 through 2018, we closed or idled a number of facilities for which we continue to remain liable. Our obligation to continue making rental payments with respect to leases for closed or idled facilities could have a material adverse effect on our business and results of operations. At the end of a lease term, for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our facility leases, we may close or, if possible, relocate the facility, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated facility may not equal the revenue and profit generated at the former operation.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our ProBuild subsidiary currently maintains multiple ERP systems to manage its operations. We are in the process of integrating certain of ProBuild’s systems with ours and are expecting to complete that process in 2019.  We may encounter significant operational disruptions and higher than expected costs in connection with the ongoing ERP integration process, which could have a material adverse effect on our financial condition, operating results and cash flows. Our primary ERP system is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon our information technology systems to run critical accounting and financial information systems, process receivables, manage and replenish inventory, fill and ship customer orders on a timely basis, and coordinate our sales activities across all products and services. A substantial disruption in our information technology systems for any prolonged time period (arising from, for example, system capacity limits from unexpected increases in our volume of business, outages, natural or other disasters, or disruptions in our service) could result in problems and delays in generating critical financial and operational information, processing receivables, receiving inventory and supplies and filling customer orders. These disruptions could adversely affect our operating results as well as our customer service and relationships. Our systems, or those of our significant customers or suppliers, might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. In addition, we rely on a number of third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and any breach of security or disruption in their systems could impair our ability to operate effectively. There can be no assurance that such disruptions, delays, problems, or associated costs relating to our systems or those of our significant customers, suppliers or third-party providers would not have a material adverse effect on our financial condition, operating results and cash flows.

We are subject to cybersecurity risks and expect to incur increasing costs in an effort to minimize those risks.

Our business employs systems that allow for the secure storage and transmission of customers’, vendors’ and employees’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. These events could compromise ours’ and our customers’ and suppliers’ confidential information, impede or interrupt our business operations, and could result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To our knowledge, we have not experienced a material cybersecurity breach to date. As cyber-attacks become more sophisticated, we expect to incur increasing costs to strengthen our systems from outside intrusions and have purchased and expect to maintain insurance coverage related to the threat of such attacks. While we have implemented administrative and technical controls and have taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

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

We currently maintain a broad network of distribution and manufacturing facilities throughout the U.S. Any widespread disruption to our operations resulting from fire, earthquake, weather-related events, an act of terrorism or any other cause could damage multiple facilities and a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. In addition, any shortages of fuel or significant fuel cost increases could disrupt our ability to distribute products to our customers. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

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

In addition, although we have been successful in the past with the integration of numerous acquisitions, we may not be able to fully integrate the operations of any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our or the acquired companies’ existing operations. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt or issue additional shares of our common stock in order to consummate acquisitions in the future. Potential new debt may be substantial and may limit our flexibility in using our cash flow from operations. The issuance of new shares of our common stock could dilute the equity value of our existing shareholders. Our failure to fully integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations promulgated by the United States Equal Employment Opportunity Commission, tariff regulations on imported products promulgated by the Federal government, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, state and local regulations relating to our escrow business, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows.

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

In addition, the 2017 Tax Act eliminates the ability for companies to carryback any future net operating losses (“NOLs”). While the 2017 Tax Act provides for indefinite carryforwards of future NOLs, the utilization of these NOLs is limited to 80% of taxable income in a carryforward year. Further, the 2017 Tax Act limits the ability for companies to deduct interest expense that exceeds 30% of adjusted taxable income with disallowed interest for a given year allowed to be carried forward to future years indefinitely. The 2017 Tax Act also modified the existing 162(m) limitations, creating additional limitations on the deductibility of executive compensation. These limitations on the utilization of future NOLs, the deductibility of interest expense and the deductibility of executive compensation could adversely impact us in the future. Finally, there can be no assurance that any future changes in federal and state tax laws and regulations will not have an adverse impact on our financial condition, operating results and cash flows.

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

Some Company Employees are Unionized.

Less than 2% of the workforce at our company are members of eight different unions. There can be no assurance that additional employees of our company will not conduct union organization campaigns or become union members in the future.

The trading price of our common stock has been and may continue to be subject to wide fluctuations.

Between January 1, 2018 and December 31, 2018, the price of our common stock on the NASDAQ ranged from $10.15 to $23.28 per share. Our stock price may fluctuate in response to a number of events and factors, including those described in this “Risk Factors” section. Additionally, our substantial indebtedness may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.

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

The sale of substantial amounts of our common stock could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market, and the availability of shares for future sale, including 1.3 million shares of our common stock issuable as of December 31, 2018, upon exercise of outstanding vested and unvested options to acquire shares of our common stock and through the conversion of 2.0 million restricted stock units under our stock incentive plans, could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial time. Additional stock grants may also be made under our incentive plans, including our 2014 Incentive Plan, as it may be amended. The potential for future stock grants could have a negative effect on the market for our common stock and our ability to raise additional capital.

We do not have any current plan to pay, and are restricted in our ability to pay, any dividends on our common stock, and as a result, your only opportunity to achieve a return on your investment in our common stock is if the price of our common stock increases.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business, including potential debt reduction. Accordingly, we do not intend to declare or pay regular cash dividends on our common stock in the near future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs and plans for expansion. The declaration and payment of any dividends on our common stock is also restricted by the terms of our outstanding indebtedness.

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 39 states throughout the U.S. Based on available 2018 U.S. Census data, we have operations in 75 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2018.

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

We contractually lease 311 facilities and own 90 facilities. These leases typically have an initial lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 140 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

We operate a fleet of approximately 10,700 rolling stock units, which includes approximately 4,500 trucks as well as forklifts and trailers to deliver products from our distribution and manufacturing centers to our customer’s job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of February 26, 2019 was 89.

We currently have no intention to pay dividends. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2018 — October 31, 2018	3,221	$12.38	—	—
November 1, 2018 — November 30, 2018	—	—	—	—
December 1, 2018 — December 31, 2018	—	—	—	—
Total	3,221	$12.38	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2013 and tracks it through 12/31/2018.

	12/13	12/14	12/15	12/16	12/17	12/18
Builders FirstSource, Inc.	100.00	96.35	155.40	153.86	305.61	153.02
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
S&P 600 Building Products Index	100.00	103.82	121.71	167.53	201.53	159.09

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 22, 2019 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 were derived from our consolidated financial statements which are included in Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2016 and as of and for the years ended December 31, 2015 and 2014 were derived from our consolidated financial statements, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included in Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statement of operations data:
Sales (1)	$7,724,771	$7,034,209	$6,367,284	$3,564,425	$1,604,096
Gross margin	1,922,940	1,727,391	1,596,748	901,458	356,997
Selling, general and administrative expenses	1,553,972	1,442,288	1,360,412	810,703	307,387
Net income (loss) (2)(3)	205,191	38,781	144,341	(22,831)	18,150
Net income (loss) per share — basic	$1.79	$0.34	$1.30	$(0.22)	$0.19
Net income (loss) per share — diluted	$1.76	$0.34	$1.27	$(0.22)	$0.18
Balance sheet data (end of period):
Cash and cash equivalents	$10,127	$57,533	$14,449	$65,063	$17,773
Total assets	2,932,309	3,006,124	2,909,887	2,882,038	574,065
Total debt (including current portion)	1,561,294	1,784,420	1,802,052	1,951,671	374,903
Stockholders’ equity	596,338	376,209	309,620	149,195	40,200
Other financial data:
Depreciation and amortization	$97,906	$92,993	$109,793	$58,280	$9,519

(1)

As discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K we adopted updated revenue recognition guidance using the modified retrospective method as of January 1, 2018. As such, periods prior to the adoption date have not been restated and continue to be presented in accordance with previous guidance.

(2)

As discussed in Note 11 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, net income for the year ended December 31, 2017 includes $29.0 million in income tax expense attributable to revaluation of our net deferred tax assets resulting from the enactment of the 2017 Tax Act. Net income for the year ended December 31, 2016 includes a reduction to our valuation allowance of $131.7 million as we released the valuation allowance against our net federal and certain state deferred tax assets in that period. Net loss for the year ended December 31, 2015 includes a valuation allowance of $9.7 million against primarily all of our deferred tax assets. Net income for the year ended December 31, 2014 includes a reduction to our valuation allowance of $7.2 million due to the utilization of net operating loss carryforwards to reduce taxable income.

(3)

Net income for the year ended December 31, 2018 includes a gain on debt extinguishment of $3.2 million. Net income for the years ended December 31, 2017 and 2016 includes losses on debt extinguishment and other financing costs of $58.7 million and $56.9 million, respectively, resulting from multiple debt transactions executed in 2017 and 2016. Our 2018, 2017 and 2016 debt transactions are discussed in detail in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.  Net loss for the year ended December 31, 2015 includes $38.6 million of acquisition and transaction related costs associated with the ProBuild acquisition, including $13.2 million in commitment fees related to bridge and backstop financing facilities incurred in connection with the financing of the ProBuild acquisition. In addition, net loss for the year ended December 31, 2015 also includes $10.3 million related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to previously outstanding stock warrants.

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

OVERVIEW

We are a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The Company operates 401 locations in 39 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 14 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans products across all of our product categories.

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

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1.2 million and 0.9 million, respectively, in 2018. However, both total and single-family housing starts remain well below the normalized historical averages (from 1959 through 2018) of 1.5 million and 1.1 million, respectively. We believe the housing industry is currently experiencing a shortage of skilled construction labor, which is constraining housing activity. Due to the lower levels in housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices we have seen and may continue to experience pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will continue to trend towards recovering to the historical average. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. While the rate of market growth has recently eased, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates, foreclosure rates, and the health of the economy and home financing markets. We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Housing Affordability. The affordability of housing can be a key driver in demand for our products. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices could result in changes to the affordability of homes. As a result, homebuyer demand may shift towards smaller, or larger, homes creating fluctuations in demand for our products.

•

Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are oftentimes passed on to our customers, but our pricing quotation periods may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. Our inability to pass on material price increases to our customers could adversely impact our operating results.

•

Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be the low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs

•

Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction and the repair and remodel end market. However, we will continue to identify opportunities for profitable growth in the multi-family and light commercial markets.

•

Capital Structure: As a result of our historical growth through acquisitions, we have substantial indebtedness. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. We evaluate our capital structure on the basis of our leverage ratio as well as the factors described above. While debt reduction will continue to be a key area of focus for the Company, we may adjust debt or equity levels in order to appropriately manage and optimize our capital structure.

RECENT DEVELOPMENTS

During the fourth quarter of 2018, the Company repurchased $53.6 million in aggregate principal amount of its 5.625% senior secured notes due 2024 (“2024 notes”) and in February 2019 we repurchased an additional $20.4 million in aggregate principal amount of the 2024 notes. Following these repurchases we have $675.9 million of 2024 notes which remain outstanding.

These repurchases are described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has shown improvement since 2011. According to the U.S. Census Bureau, actual U.S. total housing starts for the year ended ended December 31, 2018 were 1.2 million, an increase of 3.6% compared to the year ended December 31, 2017. Actual U.S. single-family housing starts for the year ended December 31, 2018 were 0.9 million, an increase of 2.8% compared to the year ended December 31 2017.  While the housing industry has strengthened over the past few years, the limited availability of credit to smaller homebuilders and potential homebuyers, the high cost of land development in many major metropolitan areas, the high demand for a limited supply of skilled construction labor, and increasing costs for materials and labor, among other factors, have hampered a stronger recovery. A composite of third party sources, including the NAHB, are forecasting 1.3 million U.S. total housing starts and 0.9 million U.S. single-family housing starts for 2019, which are increases of 3.1% and 3.1%, respectively, from 2018. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 6.8% in 2019 compared to 2018.

Our net sales for the year ended December 31, 2018 were up 9.8% over the same period last year. We estimate that 6.7% of this increase is attributable to the impact of commodity price inflation on sales in 2018 compared to 2017. Single-family and repair and remodel/other end market sales volume growth in 2018 was partially offset by declines in multi-family. Our gross margin percentage increased by 0.3% during the year ended December 31, 2018 compared to the year ended December 31, 2017. The pressure we experienced on our gross margins in the first half of 2018 due to rising commodity costs relative to our customer pricing commitments was more than offset by the sharp decline in these commodity costs during the second half of 2018. We continue to invest in our business to improve our operating efficiency, which, along with operating leverage and disciplined cost management, has allowed us to better leverage our operating costs against changes in net sales. Our selling, general and administrative expenses, as a percentage of net sales, were 20.1% for the year ended December 31, 2018, a 0.4% decrease from 20.5% in 2017. This improvement was primarily driven by cost leverage. However, this decrease was partially offset by increased commissions due to increased sales and margins as well as increased incentives and operating costs related to our profitable growth in 2018.

While the rate of market growth has recently eased we still believe the long-term outlook for the housing industry is positive due to growth and trends in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions or investments in organic growth opportunities. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, debt reduction will continue to be a key area of focus for the Company.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to sales of certain costs, expenses and income items for the years ended December 31:

	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of sales	75.1%	75.4%	74.9%
Gross margin	24.9%	24.6%	25.1%
Selling, general and administrative expenses	20.1%	20.5%	21.4%
Income from operations	4.8%	4.1%	3.7%
Interest expense, net	1.4%	2.7%	3.3%
Income tax expense (benefit)	0.7%	0.8%	(1.9)%
Net income	2.7%	0.6%	2.3%

2018 Compared with 2017

Net Sales. Sales for the year ended December 31, 2018 were $7,724.8 million, a 9.8% increase from sales of $7,034.2 million for 2017.  We estimate that 6.7% of this increase is attributable to the impact of commodity price inflation on sales in 2018 compared to 2017. Single-family and repair and remodel/other end market sales unit volume growth in 2018 was partially offset by declines in multi-family.

The following table shows sales classified by major product category (dollars in millions):

	2018		2017
	Sales	% of Sales	Sales	% of Sales	% Change
Lumber & lumber sheet goods	$2,902.2	37.6%	$2,510.9	35.7%	15.6%
Manufactured products	1,392.0	18.0%	1,208.5	17.2%	15.2%
Windows, doors & millwork	1,445.9	18.7%	1,360.6	19.4%	6.3%
Gypsum, roofing & insulation	528.4	6.9%	538.4	7.6%	(1.8)%
Siding, metal & concrete products	697.8	9.0%	655.9	9.3%	6.4%
Other building products & services	758.5	9.8%	759.9	10.8%	(0.2)%
Total sales	$7,724.8	100.0%	$7,034.2	100.0%	9.8%

The impact of commodity price inflation in 2018 resulted in the sales growth of our lumber and lumber sheet goods and manufactured products categories exceeding the sales growth of our other product categories.

Gross Margin. Gross margin increased $195.5 million to $1,922.9 million. Our gross margin percentage increased to 24.9% in 2018 from 24.6% in 2017, a 0.3% increase. The pressure we experienced on our gross margins in the first half of 2018 due to rising commodity costs relative to our customer pricing commitments was more than offset by the sharp decline in these commodity costs during the second half of 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $111.7 million, or 7.7%. Our salaries and benefits expense was $1,021.5 million, an increase of $86.0 million from 2017, primarily due to increases in variable compensation attributable to the increase in sales as well as an increase in group health insurance costs. Largely due to our sales growth in 2018 fuel expense increased $9.9 million, office general and administrative expenses increased $10.3 million and bad debt expense increased $3.2 million.

As a percentage of net sales, selling, general and administrative expenses decreased from 20.5% in 2017 to 20.1% in 2018, a 0.4% decrease. This improvement was primarily driven by cost leverage. However, this decrease was partially offset by increased commissions due to increased sales and margins as well as increased incentives and operating costs related to our profitable growth in 2018.

Interest Expense, net. Interest expense was $108.2 million in 2018, a decrease of $85.0 million from 2017. Interest expense declined $88.5 million due to the positive results of our debt transactions executed in fiscal years 2018 and 2017, and was slightly offset by increased interest expense of $4.0 million on our variable rate debt instruments due to increased market interest rates in 2018 compared to 2017. Interest expense for the year ended December 31, 2018 included a $3.2 million gain on debt extinguishment. Interest expense for the year ended December 31, 2017 included one-time charges of $58.7 million related to the debt transactions executed in that period.

Income Tax Expense. We recorded income tax expense of $55.6 million during the year ended December 31, 2018 compared to income tax expense of $53.1 million during the year ended December 31, 2017. Due to the enactment of the 2017 Tax Act, we recorded income tax expense of $29.0 million for the year ended December 31, 2017 related to revaluation of our deferred tax assets. Our effective tax rate was 21.3% for the year ended December 31, 2018 compared to 57.8% for the year ended December 31, 2017, largely due to the impact of the additional income tax expense recognized in connection with the enactment of the 2017 Tax Act. Absent the effect of the 2017 Tax Act and the changes to our valuation allowance, our effective rate would have been 29.4% for the year ended December 31, 2017.

2017 Compared with 2016

Net Sales. Sales for the year ended December 31, 2017 were $7,034.2 million, a 10.5% increase from sales of $6,367.3 million for 2016.  We estimate that 6.2% of this increase is attributable to the impact of commodity price inflation on sales in 2017 compared to 2016.  For the year ended December 31, 2017, sales unit volume growth in single-family and the repair and remodel end market were partially offset by declines in multi-family.

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

Interest Expense, net. Interest expense was $193.2 million in 2017, a decrease of $21.5 million from 2016. This decrease was largely attributable to the positive results of our debt transactions executed in fiscal years 2016 and 2017. Interest expense for the years ended December 31, 2017 and 2016 included one-time charges related to the debt transactions of $58.7 million and $57.0 million, respectively.

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

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 14 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K (dollars in thousands):

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2018	sales	2017	sales	% change	2018	Sales	2017	sales	% change
Northeast	$1,340,637	17.7%	$1,285,286	18.7%	4.3%	$33,496	2.5%	$40,358	3.1%	(17.0)%
Southeast	1,704,313	22.6%	1,542,330	22.4%	10.5%	66,191	3.9%	49,738	3.2%	33.1%
South	2,050,961	27.1%	1,855,425	27.0%	10.5%	110,613	5.4%	90,230	4.9%	22.6%
West	2,461,585	32.6%	2,188,696	31.9%	12.5%	105,906	4.3%	85,629	3.9%	23.7%
	$7,557,496	100.0%	$6,871,737	100.0%		$316,206	4.2%	$265,955	3.9%

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2017	sales	2016	sales	% change	2017	sales	2016	sales	% change
Northeast	$1,285,286	18.7%	$1,204,100	19.4%	6.7%	$40,358	3.1%	$35,347	2.9%	14.2%
Southeast	1,542,330	22.4%	1,362,259	22.0%	13.2%	49,738	3.2%	40,256	3.0%	23.6%
South	1,855,425	27.0%	1,699,371	27.4%	9.2%	90,230	4.9%	71,806	4.2%	25.7%
West	2,188,696	31.9%	1,939,206	31.2%	12.9%	85,629	3.9%	72,810	3.8%	17.6%
	$6,871,737	100.0%	$6,204,936	100.0%		$265,955	3.9%	$220,219	3.5%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts during the year ended December 31, 2018 increased 3.4%, 2.4% and 8.8% in the Northeast region, South region and West region, respectively. Actual single-family starts decreased 5.5% in the Midwest region during the same period. For the year ended December 31, 2018, we achieved increased net sales and profitability in our Southeast, South and West reportable segments. While we also achieved increased net sales in our Northeast reportable segment due to the impact of commodity price inflation, profitability for that segment declined largely due to a decline in sales unit volume in that segment.

According to the U.S. Census Bureau, actual single-family housing starts during the year ended December 31, 2017 increased 3.2%, 7.7%, 7.6% and 13.6% in the Northeast region, Midwest region, South region and West region, respectively. For the year ended December 31, 2017, we achieved increased net sales and profitability compared to 2016 across all of our reportable segments, due to the impact of commodity price inflation as well as an increase in sales unit volume.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2018 consist of cash on hand and borrowing availability under our 2022 facility.

Our 2022 facility will be primarily used for working capital, general corporate purposes, and funding capital expenditures and growth opportunities. In addition, we may use the 2022 facility to facilitate debt consolidation. Availability under the 2022 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of December 31, 2018 and 2017 (in millions):

	As of
	December 31, 2018	December 31, 2017
Accounts Receivable Availability	$431.9	$437.2
Inventory Availability	395.4	380.8
Other Receivables Availability	18.8	39.2
Gross Availability	846.1	857.2
Less:
Agent Reserves	(25.5)	(24.9)
Plus:
Cash in Qualified Accounts	26.0	39.4
Borrowing Base	846.6	871.7
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	846.6	871.7
Less:
Outstanding Borrowings	(179.0)	(350.0)
Letters of Credit	(82.2)	(84.9)
Net Excess Borrowing Availability on Revolving Facility	$585.4	$436.8

As of December 31, 2018, we had $179.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $585.4 million after being reduced by outstanding letters of credit of approximately $82.2 million. We are required to meet a fixed charge coverage ratio of 1:00 to 1:00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $84.7 million as of December 31, 2018. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2018.

Liquidity

Our liquidity at December 31, 2018 was $595.5 million, which consists of net borrowing availability under the 2022 facility and cash on hand.

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

Consolidated Cash Flows

2018 Compared with 2017

Cash provided by operating activities was $282.8 million and $178.5 million in 2018 and 2017, respectively. The increase in cash provided by operations is due to increased sales and profitability as well as a $37.2 million decrease in cash interest payments during the year ended December 31, 2018 compared to the prior year. Working capital increased $92.2 million in 2018 compared to an increase of $93.9 million in 2017. The increase in working capital for the year ended December 31, 2018 was largely due to the timing and value of both inventory purchases and cash paid to vendors during the year.

Cash used in investing activities was $96.7 million and $59.4 million in 2018 and 2017, respectively. The increase in cash used in investing activities is largely due to a $39.0 million increase in capital expenditures in 2018 compared to 2017. The increase in capital expenditures largely relates to facility improvements as well as the Company’s decision to purchase, rather than lease, more of its machinery and rolling stock units in 2018 compared to 2017.

Cash used in financing activities was $233.6 million and $76.0 million for the years ended December 31, 2018 and 2017, respectively. Cash used in financing activities in 2018 was primarily attributable to $171.0 million in net payments under the 2022 facility as well as $61.5 million net payments on long-term debt arrangements largely associated with the repurchases of our 2024 notes. Cash used in financing activities in 2017 largely relates to the debt transactions executed in that period which are described below.

2017 Compared with 2016

Cash provided by operating activities was $178.5 million and $158.2 million in 2017 and 2016, respectively. The increase in cash provided by operations was due to increased sales and profitability during the year ended December 31, 2017. However, this increase in cash provided by operating activities was mostly offset by the working capital increase of $93.9 million for 2017 exceeding the working capital increase of $42.5 million in 2016. This increased investment in working capital was primarily related to accounts receivable and inventory during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to a $666.9 million increase in sales and increased commodity costs over the same period. In addition, the larger increase in working capital for 2017 was also due to a decrease in accrued liabilities compared to an increase in accrued liabilities in 2016. The decrease in accrued liabilities in 2017 is primarily due to a decrease in accrued interest attributable to the redemption of the 2023 notes in December 2017. These increases were partially offset by the increase in accounts payable for 2017 exceeding the increase in 2016 primarily due to increased purchases in 2017.

Cash used in investing activities was $59.4 million and $38.3 million in 2017 and 2016, respectively. The increase in cash used in investing activities is largely due to a $19.7 million increase in capital expenditures in 2017 compared to 2016. The increase in capital expenditures in 2017 largely related to facility improvements and the purchase of machinery and equipment to support sales growth.

Cash used in financing activities was $76.0 million and $170.5 million for the years ended December 31, 2017 and 2016, respectively. Cash used in financing activities in 2017 was primarily attributable to the $379.9 million in payments of long-term debt, largely due to the extinguishment of our previously outstanding 10.75% senior unsecured notes due 2023 (“2023 notes”). In connection with the extinguishment of the 2023 notes we paid $48.7 million in debt extinguishment costs.  These payments were largely offset by $350.0 million in net borrowings under the 2022 facility. Cash used in financing activities in 2016 was primarily attributable to $807.5 million in payments of long-term debt resulting from the debt transactions executed in that period. In addition, we repaid $60.0 million, net, under the 2022 facility, paid $42.9 million of debt extinguishment costs and $15.7 million in debt issuance costs. These payments were partially offset by $750.0 million in proceeds from the 2024 notes issuance.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2019 capital expenditures to be in the range of approximately $105 million to $125 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,333,611	$4,700	$9,400	$188,400	$1,131,111
Interest on long-term debt(1)	435,864	78,104	155,472	132,799	69,489
Other finance obligations(2)	313,837	18,715	36,592	35,709	222,821
Capital lease obligations(2)	17,418	10,784	6,634	—	—
Operating leases	310,115	77,297	115,437	60,381	57,000
Total contractual cash obligations	$2,410,845	$189,600	$323,535	$417,289	$1,480,421

(1)

We had $179.0 million in outstanding borrowings under the 2022 facility as of December 31, 2018. Borrowings under the 2022 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to interest rate changes or any future borrowing activity under the 2022 facility. The 2024 term loan also bears interest at a variable rate, therefore actual interest may differ from the amounts presented above due to interest rate changes.

(2)	Future minimum commitments for other finance obligations and capital lease obligations.

The amounts reflected in the table above for operating leases represent future minimum lease payments under non-cancelable operating leases with an initial or remaining term in excess of one year at December 31, 2018. Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable and accrued liabilities. Where it makes economic sense to do so, we plan to lease certain equipment during 2019 to support anticipated sales growth. These operating leases are not included in the table above.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, our operating leases are not recorded in our balance sheet. As described in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, effective January 1, 2019 the Company will adopt updated guidance issued by the FASB under the Leases topic of the Codification that will require us to recognize a lease liability in our balance sheet related to our operating lease obligations. The adoption of this guidance will have no impact to our remaining other finance obligations and capital lease obligations.

In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.7 million as of December 31, 2018.

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

In addition, the Company is party to certain agreements related to its other finance obligations which commit the Company to perform certain repairs and maintenance obligations under the leases in a specified manner and timeframe that generally will occur throughout the next year.

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

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2018, our goodwill balance was $740.4 million, representing 25.3% of our total assets.

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

In performing our annual impairment tests at December 31, 2018, we developed a range of fair values for our reporting units using a five-year discounted cash flow methodology. Inherent in such fair value determinations are estimates relating to future cash flows, including revenue growth, gross margins, operating expenses and long-term growth rates, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill being recorded.

Significant information and assumptions utilized in estimating future cash flows for our reporting units includes projections of sales growth utilizing publicly available industry information such as lumber commodity prices and housing start forecasts developed by industry forecasters, including the NAHB. Projected gross margins and operating expenses reflect current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples of 5.0x for all reporting units to reflect the relevant expected acquisition price. A discount rate of 11.0% was used for all reporting units and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 4.0x, or increasing the discount rate by 1.0% to 12.0%, would not have changed the results of our impairment testing.

At December 31, 2018, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. The excess (or “cushion”) of the fair values over the carrying amounts of our nine reporting units ranged from $43 million to $328 million. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2018, 2017 or 2016.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2022 facility and the 2024 term loan bear interest at either a base rate or Eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2022 facility would result in approximately $1.8 million in additional interest expense annually as we had $179.0 million in outstanding borrowings as of December 31, 2018. The 2022 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.6 million in additional interest expense annually as of December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 1, 2019

We have served as the Company’s auditor since 1999.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Sales	$7,724,771	$7,034,209	$6,367,284
Cost of sales	5,801,831	5,306,818	4,770,536
Gross margin	1,922,940	1,727,391	1,596,748
Selling, general and administrative expenses	1,553,972	1,442,288	1,360,412
Income from operations	368,968	285,103	236,336
Interest expense, net	108,213	193,174	214,667
Income before income taxes	260,755	91,929	21,669
Income tax expense (benefit)	55,564	53,148	(122,672)
Net income	$205,191	$38,781	$144,341
Comprehensive income	$205,191	$38,781	$144,341
Net income per share:
Basic	$1.79	$0.34	$1.30
Diluted	$1.76	$0.34	$1.27
Weighted average common shares outstanding:
Basic	114,586	112,587	110,754
Diluted	116,554	115,597	113,585

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2018	2017
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,127	$57,533
Accounts receivable, less allowances of $13,054 and $11,771 at December 31, 2018 and 2017, respectively	654,170	631,992
Other receivables	68,637	71,232
Inventories, net	596,896	601,547
Other current assets	43,921	33,564
Total current assets	1,373,751	1,395,868
Property, plant and equipment, net	670,075	639,303
Goodwill	740,411	740,411
Intangible assets, net	103,154	132,567
Deferred income taxes	22,766	75,105
Other assets, net	22,152	22,870
Total assets	$2,932,309	$3,006,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	423,168	514,282
Accrued liabilities	292,526	271,597
Current maturities of long-term debt and lease obligations	15,565	12,475
Total current liabilities	731,259	798,354
Long-term debt and lease obligations, net of current maturities, debt discount, and debt issuance costs	1,545,729	1,771,945
Other long-term liabilities	58,983	59,616
Total liabilities	2,335,971	2,629,915
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 115,078 and 113,572 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,151	1,136
Additional paid-in capital	560,221	546,766
Retained earnings (accumulated deficit)	34,966	(171,693)
Total stockholders’ equity	596,338	376,209
Total liabilities and stockholders’ equity	$2,932,309	$3,006,124

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$205,191	$38,781	$144,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,906	92,993	109,793
Amortization and write-off of debt issuance costs and debt discount	4,642	6,092	7,502
(Gain) loss on extinguishment of debt	(3,170)	56,657	55,776
Payment of original issue discount	—	—	(1,259)
Deferred income taxes	51,823	49,104	(124,787)
Stock compensation expense	14,420	13,508	10,549
Net (gain) loss on sales of assets and asset impairments	(1,393)	6,965	(336)
Changes in assets and liabilities
Receivables	(9,221)	(75,673)	(44,552)
Inventories	(5,425)	(60,645)	(33,965)
Other current assets	(10,356)	8	(4,873)
Other assets and liabilities	5,637	8,315	(828)
Accounts payable	(89,392)	65,764	36,585
Accrued liabilities	22,168	(23,341)	4,281
Net cash provided by operating activities	282,830	178,528	158,227
Cash flows from investing activities:
Purchases of property, plant and equipment	(101,411)	(62,407)	(42,662)
Proceeds from sale of property, plant and equipment	4,753	2,981	8,305
Cash used for acquisitions, net	—	—	(3,970)
Net cash used in investing activities	(96,658)	(59,426)	(38,327)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,662,000	1,370,000	907,000
Payments under revolving credit facility	(1,833,000)	(1,020,000)	(967,000)
Proceeds from issuance of notes	—	—	750,000
Repayments of long-term debt and other loans	(65,312)	(379,926)	(807,517)
Proceeds from long-term debt and other loans	3,818	—	—
Payments of debt extinguishment costs	(134)	(48,704)	(42,869)
Payments of loan costs	—	(2,799)	(15,663)
Exercise of stock options	3,945	8,055	6,627
Repurchase of common stock	(4,895)	(2,644)	(1,092)
Net cash used in financing activities	(233,578)	(76,018)	(170,514)
Net (decrease) increase in cash and cash equivalents	(47,406)	43,084	(50,614)
Cash and cash equivalents at beginning of period	57,533	14,449	65,063
Cash and cash equivalents at end of period	$10,127	$57,533	$14,449

Supplemental disclosure of non-cash activities

For the years ended December 31, 2018, 2017 and 2016, the Company retired assets subject to other finance obligations of $0.6 million, $14.0 million and $38.1 million and extinguished the related other finance obligations of $0.7 million $11.7 million and $41.2 million, respectively.

The Company purchased equipment which was financed through capital lease obligations of $10.2 million, $14.2 million and $8.1 million in the years ended December 31, 2018, 2017 and 2016, respectively. In addition, purchases of property, plant and equipment included in accounts payable were $2.4 million, $3.9 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
	(In thousands)
Balance at December 31, 2015	109,726	$1,097	$511,802	$(363,704)	$149,195
Vesting of restricted stock units	505	5	(5)	—	—
Stock compensation expense	—	—	10,549	—	10,549
Exercise of stock options	1,496	15	6,612	—	6,627
Repurchase of common stock	(163)	(2)	(1,090)	—	(1,092)
Net income	—	—	—	144,341	144,341
Balance at December 31, 2016	111,564	1,115	527,868	(219,363)	309,620
Vesting of restricted stock units	772	8	(8)	—	—
Stock compensation expense	—	—	13,508	—	13,508
Exercise of stock options	1,449	15	8,040	—	8,055
Repurchase of common stock	(213)	(2)	(2,642)	—	(2,644)
Cumulative effect adjustment	—	—	—	8,889	8,889
Net income	—	—	—	38,781	38,781
Balance at December 31, 2017	113,572	1,136	546,766	(171,693)	376,209
Vesting of restricted stock units	975	10	(10)	—	—
Repurchase of common stock	(239)	(2)	(4,893)	—	(4,895)
Exercise of stock options	770	7	3,938	—	3,945
Stock compensation expense	—	—	14,420	—	14,420
Cumulative effect adjustment (Note 2)	—	—	—	1,468	1,468
Net income	—	—	—	205,191	205,191
Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The company operates 401 locations in 39 states across the United States.

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

Revenue Recognition

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

Cash and Cash Equivalents & Checks Outstanding

Cash and cash equivalents consist of cash on hand and all highly liquid investments with an original maturity date of three months or less. Also included in cash and cash equivalents are proceeds due from credit card transactions that generally settle within two business days. We maintain cash at financial institutions in excess of federally insured limits. Further, we maintain various banking relationships with different financial institutions.  Accordingly, when there is a negative net book cash balance resulting from outstanding checks that had not yet been paid by any single financial institution, they are reflected in accounts payable on the accompanying consolidated balance sheets.

Accounts Receivable

We extend credit to qualified professional homebuilders and contractors, in many cases on a non-collateralized basis. Accounts receivable potentially expose us to concentrations of credit risk. Because our customers are dispersed among our various markets, our credit risk to any one customer or geographic economy is not significant.

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multi-family builders. For the year ended December 31, 2018, our top 10 customers accounted for approximately 16.8% of our sales, and no single customer accounted for more than 5% of sales.

The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.  Other receivables consist primarily of vendor rebates receivable.

We also establish reserves for credit memos and customer returns. The reserve balance was $6.9 million and $6.8 million at December 31, 2018 and 2017, respectively. The activity in this reserve was not significant for each year presented.

Accounts receivable consisted of the following at December 31:

	2018	2017
	(In thousands)
Accounts Receivable	$667,224	$643,763
Less: allowances for returns and doubtful accounts	13,054	11,771
Accounts receivable, net	$654,170	$631,992

The following table shows the changes in our allowance for doubtful accounts:

	2018	2017	2016
	(In thousands)
Balance at January 1,	$4,973	$5,922	$4,245
Additions	5,284	197	1,390
Deductions (write-offs, net of recoveries)	(4,062)	(1,146)	287
Balance at December 31,	$6,195	$4,973	$5,922

Inventories

Inventories consist principally of materials purchased for resale, including lumber, lumber sheet goods, windows, doors and millwork, as well as certain manufactured products and are stated at the lower of cost and net realizable value. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. We accrue for shrink based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

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

Our arrangements with vendors provide for rebates of a specified amount of consideration, payable when certain measures, generally related to a stipulated level of purchases, have been achieved. We account for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the accompanying consolidated statement of operations and comprehensive income. Throughout the year we estimate the amount of the rebates based upon the expected level of purchases. We continually evaluate and revise these estimates as necessary based on actual purchase levels.

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 8% of our total materials purchased in 2018.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income and totaled $322.9 million, $296.2 million and $269.8 million in 2018, 2017 and 2016, respectively.

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

We periodically evaluate the commercial and strategic operation of the land, related buildings and improvements of our facilities. In connection with these evaluations, some facilities may be consolidated, and others may be sold or leased. Nonoperating assets primarily related to land and building real estate assets associated with location closures that are actively being marketed for sale within a year are classified as assets held for sale and recorded at fair value, usually the quoted market price obtained from an independent third-party less the cost to sell. Until the assets are sold, an estimate of the fair value is reassessed at each reporting period.  Net gains or losses related to the sale of real estate and equipment or impairment adjustments related to assets held for sale are recorded as selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income.

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract.  On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. We discount our workers’ compensation liability based upon estimated future payment streams at our risk-free rate.  Our total insurance reserve balances were $84.7 million and $78.0 million as of December 31, 2018 and 2017, respectively. Of these balances $49.4 million and $45.6 million were recorded as other long-term liabilities as of December 31, 2018 and 2017, respectively. Included in these reserve balances as of December 31, 2018 and 2017, were approximately $9.1 million and $8.9 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheet.

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

The table below presents a reconciliation of weighted average common shares used in the calculation of basic and diluted EPS for the years ended December 31:

	2018	2017	2016
	(In thousands)
Weighted average shares for basic EPS	114,586	112,587	110,754
Dilutive effect of options and RSUs	1,968	3,010	2,831
Weighted average shares for diluted EPS	116,554	115,597	113,585

 For the purpose of computing diluted EPS, weighted average shares outstanding have been adjusted for common shares underlying 1,332,000 options to purchase common stock and 1,964,000 restricted stock units (“RSUs”) outstanding as of December 31, 2018. Weighted average shares outstanding have been adjusted for common shares underlying 2,104,000 options and 2,249,000 RSUs outstanding as of December 31, 2017 and 3,515,000 options and 2,177,000 RSUs outstanding as of December, 31, 2016.

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

The fair value of RSU awards subject to market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the year ended December 31:

	2018	2017	2016
Expected volatility (company)	53.9%	73.7%	53.6%
Expected volatility (peer group median)	28.4%	33.8%	17.3%
Correlation between the company and peer group median	0.39	0.33	0.47
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free rate	2.30%	1.50%	1.29%

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

	2017	2016
Expected life	6.0 years	6.0 years
Expected volatility	59.2%	60.9%
Expected dividend yield	0.00%	0.00%
Risk-free rate	2.20%	1.41%

The expected life represents the period of time the options are expected to be outstanding. Historically, we used the simplified method for determining the expected life assumption due to limited historical exercise experience on our stock options. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We did not grant any options during the year ended December 31, 2018.

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

As of December 31, 2018 and 2017 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 5.625% senior secured notes due 2024 (“2024 notes”), $458.3 million senior secured term loan facility due 2024 (“2024 term loan”) and $900.0 million revolving credit facility (“2022 facility”) at amortized cost. The fair values of the 2024 notes and the 2024 term loan at December 31, 2018 were approximately $649.2 million and $430.8 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2022 facility at December 31, 2018 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2022 facility was also classified as Level 2 in the hierarchy.

Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Cash payments for interest (1)	$107,668	$193,429	$197,384
Cash payments for income taxes	3,153	5,643	2,875

(1)

Includes $0.1 million, $48.7 million and $42.9 million in payments of debt extinguishment costs which are classified as financing outflows in the accompanying consolidated statement of cash flows for the years ended December 31 2018, 2017, and 2016, respectively. These payments were recorded to interest expense in the accompanying consolidated statement of operations and comprehensive income for their respective years.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income for the years ended December 31, 2018, 2017, and 2016.

Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued an update to existing guidance under the Investments topic of the Codification. This update introduces a new impairment model for financial assets, known as the current expected credit losses (“CECL”) model that is based on expected losses rather than incurred losses. The CECL model requires an entity to estimate credit losses on financial assets, including trade accounts receivable, based on historical information, current information and reasonable and supportable forecasts. Under this guidance companies will record an allowance through earnings for expected credit losses upon initial recognition of the financial asset. The aspects of this guidance applicable to us will be required to be adopted on a modified retrospective basis. This update is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018.  While we are still evaluating the impact of this guidance on our financial statements we do not currently expect it to have a material impact

In February 2016, the FASB issued an update to the existing guidance under the Leases topic of the Codification. Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This update is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

The Company will adopt this guidance on January 1, 2019 by applying the provisions of this guidance on a modified retrospective basis as of the effective date. As such, comparative periods will not be restated and the disclosures required under the new standard will not be provided for periods prior to January 1, 2019. We will elect the package of practical expedients whereby we will not be required to: i) reassess whether any expired or existing contracts are or contain leases, ii) reassess the lease classification of existing leases and iii) reassess initial direct costs for any existing leases. We will not elect to utilize the hindsight practical expedient or the practical expedient related to land easements. Upon adoption of the new standard we will elect to account for non-lease components as a part of the related lease components for all of our leases. We will also elect to not recognize leases with an initial term of 12 months or less on our balance sheet. We have assessed and updated our business processes, systems and controls to ensure compliance with the accounting and disclosure requirements of the new standard upon adoption.

The Company has a significant number of leases, primarily related to real estate and rolling stock, which are primarily accounted for as operating leases under existing guidance. The adoption of this new guidance will result in a material impact to our balance sheet in the range of approximately $250.0 million to $300.0 million related to the establishment of operating lease liabilities and the corresponding operating lease right-of-use assets. Further, the adoption of this guidance had no impact to our remaining other finance obligations as they failed to meet the sale-leaseback requirements of the new standard. The adoption of this guidance will not have a significant impact on our consolidated statement of operations and comprehensive income or on our consolidated statement of cash flows as our leases will retain their classifications as determined under current guidance.

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

Results for periods beginning on or after January 1, 2018 are presented in accordance with this new guidance. Results for prior periods have not been adjusted and continue to be presented under previous guidance. Upon adoption, the Company recognized a $2.0 million ($1.5 million net of taxes) impact to the beginning balance of retained earnings through a cumulative effect adjustment related to the unrecognized portion of contracts previously accounted for under the completed contract method of revenue recognition.

3. Revenue

The following table disaggregates our sales by product category for the years ended December 31:

	2018	2017	2016
	(In thousands)
Lumber & lumber sheet goods	$2,902,155	$2,510,945	$2,131,394
Manufactured products	1,392,043	1,208,555	1,097,665
Windows, doors & millwork	1,445,858	1,360,567	1,286,151
Gypsum, roofing & insulation	528,439	538,378	520,007
Siding, metal & concrete products	697,744	655,889	622,344
Other building & product services	758,532	759,875	709,723
Total sales	$7,724,771	$7,034,209	$6,367,284

Information regarding disaggregation of sales by segment is discussed in Note 14 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of December 31, 2018 or December 31, 2017. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $42.1 million and $37.2 million as of December 31, 2018 and December 31, 2017, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2018	2017
	(In thousands)
Land	$198,304	$188,551
Buildings and improvements	358,411	337,536
Machinery and equipment	403,765	352,529
Furniture and fixtures	78,910	61,310
Construction in progress	20,810	24,228
Property, plant and equipment	1,060,200	964,154
Less: accumulated depreciation	390,125	324,851
Property, plant and equipment, net	$670,075	$639,303

Depreciation expense was $74.4 million, $71.1 million and $87.2 million, of which $18.6 million, $9.8 million and $9.5 million was included in cost of sales, for the years ended December 31, 2018, 2017, and 2016, respectively.

Included in property, plant and equipment are certain assets held under capital leases and other finance obligations.  These assets are recorded at the present value of minimum lease payments and include land, buildings and equipment. Amortization charges associated with assets held under capital leases and other finance obligations are included in depreciation expense.  The following balances held under capital lease and other finance obligations are included on the accompanying consolidated balance sheet:

	2018	2017
	(In thousands)
Land	$118,677	$114,010
Buildings and improvements	142,345	142,941
Machinery and equipment	27,188	21,875
Assets held under capital leases and other finance obligations	288,210	278,826
Less: accumulated amortization	21,786	15,367
Assets held under capital leases and other finance obligations, net	$266,424	$263,459

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018 and 2017 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2017
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	286,135	297,592	740,411
Balance as of December 31, 2018
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$60,076	$286,135	$297,592	$740,411

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

In performing our impairment analysis, we developed a range of fair values for our reporting units using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues, gross margins and operating expenses, which vary among reporting units. Significant assumptions used in our financial projections include housing starts and lumber commodity prices.

We recorded no goodwill impairment charges in 2018, 2017, and 2016.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$149,045	$(63,187)	$149,045	$(48,925)
Trade names	51,361	(34,065)	51,361	(22,554)
Non-compete agreements	1,379	(1,379)	1,379	(1,081)
Favorable lease intangibles	6,409	(6,409)	6,409	(3,067)
Total intangible assets	$208,194	$(105,040)	$208,194	$(75,627)
Unfavorable lease obligations (included in Accrued liabilities and Other long-term liabilities)	$(19,597)	$19,597	$(19,597)	$13,666

 During the years ended December 31, 2018, 2017, and 2016, we recorded amortization expense in relation to the above-listed intangible assets of $23.5 million, $21.9 million, and $22.6 million, respectively.  We did not record any significant impairment charges related to our intangible assets for the years ended December 31, 2018, 2017 or 2016.

The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2019	$14,784
2020	13,164
2021	11,903
2022	10,923
2023	10,034
Thereafter	42,346
Total future net intangible amortization expense	$103,154

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Accrued payroll and other employee related expenses	$145,313	$127,745
Contract liabilities	42,054	37,237
Customer obligations	11,762	9,657
Self-insurance reserves	35,304	32,424
Accrued business taxes	28,954	28,460
Accrued interest	13,164	14,403
Other	15,975	21,671
Total accrued liabilities	$292,526	$271,597

8. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
2022 facility (1)	$179,000	$350,000
2024 notes	696,361	750,000
2024 term loan (2)	458,250	462,950
Other finance obligations (Note 9)	227,071	225,070
Capital lease obligations (Note 9)	16,445	15,431
	1,577,127	1,803,451
Unamortized debt discount and debt issuance costs	(15,833)	(19,031)
	1,561,294	1,784,420
Less: current maturities of long-term debt and lease obligations	15,565	12,475
Long-term debt, net of current maturities	$1,545,729	$1,771,945

(1) The weighted average interest rate was 3.9% and 2.9% as of December 31, 2018 and 2017, respectively.

(2) The weighted average interest rate was 5.2% and 4.3% as of December 31, 2018 and 2017, respectively.

2016 Debt Transactions

During the year ended December 31, 2016, the Company executed several debt transactions which are described in more detail below. These transactions include two debt exchanges, complete extinguishment of our 7.625% senior secured notes due 2021 (the “2021 notes”), repricing and partially repaying our previous term loan and a cash tender offer in which we reduced the aggregate principal amount of our previously outstanding 10.75% senior unsecured notes due 2023 (“2023 notes”).

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

The note exchange transactions were considered to be debt extinguishments. As such, we recognized a net gain of $7.8 million which was recorded as an offset to interest expense in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2016. Of this $7.8 million gain, $14.8 million was attributable to the reduction in outstanding principal which was partially offset by the write-off of $7.0 million of unamortized debt issuance costs associated with the 2023 notes which were extinguished in the exchange transactions.

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

Note Redemption Transaction

In May 2016, the Company exercised its contractual right to redeem $35.0 million in aggregate principal amount of 2021 notes at a price of 103.0%, plus accrued and unpaid interest. The redemption transaction was considered to be a debt extinguishment. As such, we recognized a loss of $1.7 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2016. Of this $1.7 million loss, $1.1 million was attributable to the payment of the redemption premium and $0.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes.

2016 Refinancing Transactions

In August 2016, we completed a private offering of $750.0 million in aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) at an issue price equal to 100% of their face value. At the same time the Company also repriced its previous term loan. This repricing lowered the applicable margin to 3.75% in the case of Eurodollar loans and 2.75% in the case of base rate loans. This reduction represented a 1.25% decrease in the applicable margin for both Eurodollar and base rate loans. In connection with the repricing, the mandatory quarterly principal repayments were reduced from $1.375 million to $1.175 million.

The proceeds from the issuance of the 2024 notes were used, together with cash on hand and borrowings under our previous revolving credit facility, to fully redeem the $582.6 million in aggregate outstanding principal amount of 2021 notes, to pay down $125.9 million of our previous term loan and to pay related transaction fees and expenses.

The redemption of the 2021 notes was considered to be a debt extinguishment. As such, we recognized a loss of $43.9 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2016. Of this $43.9 million loss, $33.3 million was attributable to the payment of the redemption premium and $10.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes. In addition, in connection with the repricing and pay down of our previous term loan we recognized $8.2 million in interest expense in the third quarter of 2016 related to the write-off of unamortized debt discount and debt issuance costs.

In connection with the issuance of the 2024 notes and the repricing of our previous term loan, we incurred approximately $12.0 million of various third-party fees and expenses. Of these costs $10.5 million were allocated to the 2024 notes and have been recorded as a reduction to long-term debt. These costs are being amortized over the contractual life of the 2024 notes using the effective interest method. The remaining $1.5 million in costs incurred were allocated to our previous term loan. Of this $1.5 million, $1.2 million was recorded to interest expense in the third quarter of 2016. The remaining $0.3 million of new third-party costs together with $10.9 million in remaining unamortized debt discount and debt issuance costs have been recorded as a reduction of long-term debt and are being amortized over the remaining contractual life of the term loan using the effective interest method.

Tender Offer

In October 2016, we purchased $50.0 million in aggregate principal amount of our 2023 notes pursuant to the terms of a cash tender offer at a price of 117.0% of par value plus accrued and unpaid interest. The purchase of the 2023 notes was funded with cash on hand and borrowings under our previous revolving credit facility.

The tender offer transaction was considered to be a debt extinguishment. As such, we recognized a loss on extinguishment of $9.7 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2016. Of this loss, approximately $8.5 million was attributable to the purchase premium paid to the lenders and $1.2 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes. In addition to the loss described above, we incurred approximately $0.1 million in third party costs which were recorded to selling, general, and administrative expense in the fourth quarter of 2016.

2017 Debt Transactions

During the year ended December 31, 2017, the Company executed several debt transactions which are described in more detail below. These transactions included a repricing and extension of our previous term loan as well as increasing the borrowing capacity and extending the maturity of our previous revolving facility and the complete extinguishment of our 2023 notes. Our 2017 and 2016 debt transactions extended our debt maturity profile and reduced our annual cash interest on a go forward basis.

Term Loan Amendment

On February 23, 2017, we repriced our previous term loan through an amendment and extension of the term loan credit agreement providing for a $467.7 million senior secured term loan facility due 2024 (“2024 term loan”). This repricing reduced the interest rate by 0.75% and extended the maturity by 19 months to February 29, 2024. Deutsche Bank AG New York Branch continues to serve as administrative agent and collateral agent under the 2024 term loan agreement.

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

Revolving Credit Facility Amendment

On March 22, 2017, the Company extended the maturity date and increased the revolving commitments under its previous revolving credit facility. This transaction resulted in an amended and restated $900.0 million revolving credit facility (“2022 facility”) and extended the maturity by 20 months to March 22, 2022. SunTrust Bank continues to serve as administrative agent and collateral agent under the 2022 facility agreement. All other material terms of the 2022 facility remain unchanged from those of the previous agreement.

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

The redemption of the 2023 notes was considered to be a debt extinguishment. As such, we recognized a loss on extinguishment of $56.3 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2017. Of this $56.3 million loss, $48.7 million was attributable to the payment of the redemption premium and $7.6 million was attributable to the write-off of unamortized debt issuance costs associated with the redeemed notes.

2018 Debt Transactions

In the fourth quarter of 2018, the Company executed a series of open market purchases of its 2024 notes. These transactions resulted in $53.6 million in aggregate principal amount of the 2024 notes being repurchased at prices ranging from 91.5% to 94.25% of par value. Following these transactions, there was $696.4 million of 2024 notes which remain outstanding.

These repurchases of the 2024 notes were considered to be debt extinguishments. As such, we recognized a gain on debt extinguishment of $3.2 million which was recorded as a component of interest expense in the accompanying consolidated statement of operations and comprehensive income for the year ended December 31, 2018. Of this gain, approximately $3.7 million was attributable to the repurchase of the notes at a discount to par value which was partially offset by a $0.5 million write-off of unamortized debt issuance costs associated with the 2024 Notes repurchased.

In February 2019, we repurchased an additional $20.4 million in aggregate principal amount of the 2024 notes at prices ranging from 94.9% to 95.9% of par value. Following these repurchases we have $675.9 million of 2024 notes which remain outstanding.

2024 Term Loan Credit Agreement

As of December 31, 2018, we have $458.3 million outstanding under the 2024 term loan, which matures on February 29, 2024. The 2024 term loan bears interest based on either a eurodollar or base rate (a rate equal to the highest of an agreed commercially available benchmark rate, the federal funds effective rate plus 0.50% or the eurodollar rate plus 1.0%, as selected by the Company) plus, in each case, an applicable margin. The applicable margin in the 2024 term loan is (x) 3% in the case of Eurodollar rate loans and (y) 2% in the case of base rate loans.  The 2024 term loan has mandatory quarterly principal repayments of $1.175 million payable in March, June, September, and December of each year, provided that each such payment is subject to reduction as a result of certain prepayments of the loans in accordance with the loan documentation.

2022 Revolving Credit Facility

The 2022 facility provides for a $900.0 million revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the 2022 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2018, we had $179.0 million in outstanding borrowings under our 2022 facility and our net excess borrowing availability was $585.4 million after being reduced by outstanding letters of credit of approximately $82.2 million.

Borrowings under the 2022 facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case an applicable margin. The applicable margin ranges from 1.25% to 1.75% per annum in the case of eurodollar rate loans and 0.25% to 0.75% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2022 facility. A variable commitment fee, currently 0.25% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2022 facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.25%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

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

The 2024 term loan and the 2022 facility contain restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2022 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $84.7 million as of December 31, 2018.

Senior Secured Notes due 2024

As of December 31, 2018 we have $696.4 million outstanding in aggregate principal amount of the 2024 notes which mature on September 1, 2024. Interest accrues on the 2024 notes at a rate of 5.625% per annum and is payable semi-annually on March 1 and September 1 of each year.

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

As of December 31, 2018 we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2018 were as follows (in thousands):

Year ending December 31,
2019	$4,700
2020	4,700
2021	4,700
2022	4,700
2023	183,700
Thereafter	1,131,111
Total long-term debt (including current maturities)	$1,333,611

9. Leases and Other Finance Obligations

Operating Lease Obligations

We lease certain land, buildings and equipment used in operations. These leases are generally accounted for as operating leases with initial terms ranging from one to 15 years and they generally contain renewal options. Certain operating leases are subject to contingent rentals based on various measures, primarily consumer price index increases. We also lease certain properties from related parties, including current employees and non-affiliate stockholders. Total rent expense under operating leases was approximately $83.9 million, $77.9 million and $68.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In addition, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.7 million as of December 31, 2018. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, no accruals have been recognized for these guarantees.

Future minimum commitments for noncancelable operating leases with initial or remaining lease terms in excess of one year are as follows:

	Related Party	Total*
	(In thousands)
Year ending December 31,
2019	$1,061	$77,297
2020	1,053	63,633
2021	712	51,804
2022	580	37,054
2023	60	23,327
Thereafter	261	57,000
	$3,727	$310,115

*	Includes related party future minimum commitments for noncancelable operating leases.

Capital Lease Obligations

The Company leases certain property and equipment under capital leases expiring through 2021. These leases require monthly payments of principal and interest, imputed at various interest rates. Future minimum lease payments as of December 31, 2018 are as follows (in thousands):

Years ending December 31,
2019	$10,784
2020	5,392
2021	1,242
Thereafter	—
Total minimum lease payments	17,418
Less: amount representing interest	(973)
Present value of net minimum payments	16,445
Less: current portion	(10,039)
Long-term capital lease obligations, net of current portion	$6,406

 Other Finance Obligations

The Company is party to 140 individual property lease agreements with a single lessor as of December 31, 2018. These lease agreements have initial terms ranging from nine to fifteen years (expiring through 2021) and renewal options in five-year increments providing for up to approximately 30-year remaining total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

We were deemed the owner of certain of our facilities during their construction period based on an evaluation made in accordance with the Leases topic of the Codification. Effectively, a sale and leaseback of these facilities occurred when construction was completed and the lease term began. These transactions did not qualify for sale-leaseback accounting. As a result, the Company treats the lease of these facilities as a financing arrangement.

As of December 31, 2018, other finance obligations consist of $227.1 million, with cash payments of $21.7 million for the year ended December 31, 2018. These other finance obligations are included on the consolidated balance sheet as a component of long-term debt and lease obligations. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future minimum commitments for other finance obligations as of December 31, 2018 were as follows (in thousands):

Year ending December 31,
2019	$18,715
2020	18,632
2021	17,960
2022	17,849
2023	17,860
Thereafter	222,821
Total	$313,837

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. In May 2016, our shareholders approved an amendment to our 2014 Plan that increased the number of shares of common stock reserved for the grant of awards under the 2014 Plan from 5.0 million shares to 8.5 million shares, subject to adjustment as provided by the 2014 Plan. All 8.5 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four year period. As of December 31, 2018, 4.9 million shares were available for issuance under the 2014 Plan.

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

1998 Stock Incentive Plan

Under the Builders FirstSource, Inc. 1998 Stock Incentive Plan (“1998 Plan”), we were authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorized the sale of common stock on terms determined by our board of directors. Historically, stock options granted under the 1998 Plan generally cliff vested after a period of seven to nine years with certain option grants subject to acceleration if certain financial targets were met. As of January 1, 2005, no further grants will be made under the 1998 Plan.

Stock Options

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2017	2,104	$5.66
Granted	—	$—
Exercised	(770)	$5.13
Forfeited	(2)	$9.72
Outstanding at December 31, 2018	1,332	$5.97	4.4	$6,581
Exercisable at December 31, 2018	1,229	$5.71	4.1	$6,386

The outstanding options at December 31, 2018 include 199,000 options under the 2014 plan, 696,000 options under the 2007 Plan, 247,000 options under the 2005 Plan and 190,000 options under the 1998 Plan. As of December 31, 2018, 96,000 options under the 2014 Plan, 696,000 options under the 2007 Plan, 247,000 options under the 2005 Plan and 190,000 options under the 1998 Plan were exercisable. The weighted average grant date fair value of options granted during the years ended December 31, 2017 and 2016 were $7.26 and $3.71, respectively. There were no options granted during the year ended December 31, 2018. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 were $10.9 million, $16.4 million and $11.6 million, respectively. Vesting of all of our stock options is contingent solely on continuous employment over the requisite service period.

Outstanding and exercisable stock options at December 31, 2018 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15	190	$3.15	5.0	190	$3.15
$3.19	336	$3.19	1.1	336	$3.19
$6.35 - $6.59	146	$6.44	6.5	84	$6.42
$7.67- $12.94	660	$8.09	5.4	619	$7.77
$3.15 - $12.94	1,332	$5.97	4.4	1,229	$5.71

Restricted Stock Units

The outstanding restricted stock units (“RSUs”) at December 31, 2018 include 1,857,000 units granted under the 2014 Plan and 107,000 units granted under the 2007 Plan.

The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2018 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	1,331	$10.77
Granted	504	$20.23
Vested	(889)	$10.37
Forfeited	(38)	$14.27
Nonvested at December 31, 2018	908	$16.25

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2018, 2017 and 2016 were $20.23, $14.60, and $10.68, respectively.

The following table summarizes activity for RSUs subject to both performance and service conditions for the year ended December 31, 2018 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	487	$13.04
Granted	159	$21.15
Vested	(43)	$14.49
Forfeited	(47)	$14.21
Nonvested at December 31, 2018	556	$15.16

The weighted average grant date fair value of RSUs for which vesting is subject to both performance and service conditions granted during the years ended December 31, 2018, 2017 and 2016 were $21.15, $15.38 and $10.96, respectively.

The following table summarizes activity for RSUs subject to both market and service conditions for the year ended December 31, 2018 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	431	$9.16
Granted	159	$21.96
Vested	(43)	$12.30
Forfeited	(47)	$11.22
Nonvested at December 31, 2018	500	$12.78

The weighted average grant date fair value of RSUs for which vesting is subject to both market and service conditions granted during the years ended December 31, 2018, 2017 and 2016 were $21.96, $11.49, and $7.58, respectively.

Our results of operations include stock compensation expense of $14.4 million ($10.7 million net of taxes), $13.5 million ($8.2 million net of taxes) and $10.5 million ($6.3 million net of taxes) for the years ended December 31, 2018, 2017 and 2016, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $4.2 million and $5.1 million for the years ended December 31, 2018 and 2017, respectively. We recognized no excess tax benefits for stock options exercised or RSUs vested during the year ended December 31, 2016.   The total fair value of options vested during the years ended December 31, 2018, 2017, and 2016 were $2.7 million, $2.7 million and $2.8 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2018, 2017 and 2016 were $10.4 million, $6.9 million and $3.9 million, respectively.

As of December 31, 2018, there was $14.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

11. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2018	2017	2016
	(In thousands)
Current:
Federal	$(1,831)	$1,831	$—
State	5,572	2,213	2,115
	3,741	4,044	2,115
Deferred:
Federal	45,934	49,710	(110,720)
State	5,889	(606)	(14,067)
	51,823	49,104	(124,787)
Income tax expense (benefit)	$55,564	$53,148	$(122,672)

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2018	2017
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$10,019	$9,615
Insurance reserves	13,245	11,299
Stock-based compensation expense	4,770	4,702
Accounts receivable	3,892	3,355
Inventories	13,348	11,370
Operating loss and credit carryforwards	38,813	68,066
	84,087	108,407
Valuation allowance	(2,409)	(2,409)
Total deferred tax assets	81,678	105,998
Deferred tax liabilities related to:
Prepaid expenses	(2,845)	(2,706)
Goodwill and other intangible assets	(28,055)	(19,431)
Property, plant and equipment	(26,670)	(8,593)
Other	(1,342)	(163)
Total deferred tax liabilities	(58,912)	(30,893)
Net deferred tax asset	$22,766	$75,105

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal income tax	4.3	7.7	6.1
Valuation allowance	—	(3.1)	(607.9)
Stock compensation windfall benefit	(1.6)	(5.5)	—
Enactment of federal income tax rate change	—	31.5	—
Permanent difference – 162(m) limitation	0.6	0.8	0.6
Permanent difference – credits	(4.6)	(9.6)	(1.2)
Permanent difference – other	1.4	0.9	0.4
Other	0.2	0.1	0.9
	21.3%	57.8%	(566.1)%

On December 22, 2017, the President signed into law the 2017 Tax Act. The 2017 Tax Act reduced the statutory federal corporate tax rate from 35% to 21% for periods beginning after December 31, 2017. The Income Taxes topic of the Codification requires that the effect of a tax rate change on deferred tax assets and liabilities be recognized in the period the rate change was enacted.  As such, we recorded income tax expense of $29.0 million for the year ended December 31, 2017 related to the revaluation of our net deferred tax assets. There were no other material impacts recognized as a result of the enactment of the 2017 Tax Act.

At December 31, 2018 and 2017, the Company had deferred tax assets, net of deferred tax liabilities, of $25.2 million and $77.5 million, respectively, offset by valuation allowances of $2.4 million and $2.4 million, respectively.  We have $302.8 million of state net operating loss carryforwards and $3.0 million of state tax credit carryforwards expiring at various dates through 2038. We also have $15.6 million of federal net operating loss carryforwards and $20.4 million of federal tax credit carryforwards expiring at various dates through 2038.  As of December 31, 2018, the Company needed to generate approximately $63.5 million of pre-tax income in future periods to realize its federal deferred tax assets.

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

We recorded a full valuation allowance in 2008 due to our cumulative three-year loss position at that time, compounded by the negative industry-wide business trends and outlook. We remained in a cumulative three-year loss position until the second quarter of 2016. In the third quarter of 2016, management determined that there was sufficient positive evidence to conclude that it was more likely than not that the valuation allowance should be released against our net federal and some state deferred tax assets. As a result, for the year ended December 31, 2016 we recorded a cumulative reduction to the valuation allowance against our net deferred tax assets of $131.7 million. During 2017, as a result of various activities and tax initiatives that impacted our assessment of the future utilization and realizability of our state net operating losses (“NOLs”) we recorded a reduction to the associated valuation allowance of $2.8 million for the year ended December 31, 2017.

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

The following table shows the changes in our valuation allowance:

	2018	2017	2016
	(In thousands)
Balance at January 1,	$2,409	$4,821	$136,548
Additions charged to expense	—	—	—
Reductions credited to expense	—	(2,839)	(131,727)
Enactment of federal income tax rate change	—	427	—
Deductions	—	—	—
Balance at December 31,	$2,409	$2,409	$4,821

The balance for uncertain tax positions, excluding penalties and interest, was $0.3 million, $0.3 million and $0.2 million as of December 31, 2018, 2017 and 2016, respectively with no significant impact recorded in the Company’s consolidated statement of operations and comprehensive income for the years ended December 31, 2018, 2017 or 2016. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2018, 2017 or 2016.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2014. We report in 41 states with various years open to examination.

12. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible to participate in the plans subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $6.8 million, $4.6 million and $4.6 million in 2018, 2017 and 2016, respectively, for contributions to the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the years ended December 31, 2018, 2017 and 2016 were not significant.

13. Commitments and Contingencies

As of December 31, 2018, we had outstanding letters of credit totaling $82.2 million under our 2022 facility that principally support our self-insurance programs.

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

14. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 401 locations operating in 39 states across the United States, which have been organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, Income before income taxes and certain other measures for the reportable segments, reconciled to consolidated total operations, for the years ended December 31, (in thousands):

	2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,340,637	$13,582	$23,786	$33,496
Southeast	1,704,313	11,746	25,733	66,191
South	2,050,961	21,422	26,367	110,613
West	2,461,585	27,405	40,223	105,906
Total reportable segments	7,557,496	74,155	116,109	316,206
All other	167,275	23,751	(7,896)	(55,451)
Total consolidated	$7,724,771	$97,906	$108,213	$260,755

	2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,285,286	$13,255	$20,893	$40,358
Southeast	1,542,330	10,457	22,939	49,738
South	1,855,425	19,724	23,320	90,230
West	2,188,696	26,901	32,058	85,629
Total reportable segments	6,871,737	70,337	99,210	265,955
All other	162,472	22,656	93,964	(174,026)
Total consolidated	$7,034,209	$92,993	$193,174	$91,929

	2016
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,204,100	$18,220	$18,660	$35,347
Southeast	1,362,259	11,242	19,768	40,256
South	1,699,371	21,822	22,303	71,806
West	1,939,206	33,764	27,130	72,810
Total reportable segments	6,204,936	85,048	87,861	220,219
All other	162,348	24,745	126,806	(198,550)
Total consolidated	$6,367,284	$109,793	$214,667	$21,669

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the company earn revenues or have long-lived assets located in foreign countries.

15. Related Party Transactions

Transactions between the Company and related parties occur in the ordinary course of business. Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders.  However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of its transactions with related parties had a material impact on the Company’s results for the years ended December 31, 2018, 2017 or 2016.

16. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2018 and 2017 (in thousands, except per share amounts):

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,700,436	$2,089,888	$2,118,467	$1,815,980
Gross margin	411,052	496,328	522,781	492,779
Net income	23,220	56,622	73,328	52,021	(1)
Net income per share
Basic	$0.20	$0.49	$0.64	$0.45	(1)
Diluted	$0.20	$0.49	$0.63	$0.45	(1)

	2017
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$1,533,064		$1,843,297		$1,878,909		$1,778,939
Gross margin	376,052		460,797		459,322		431,220
Net income (loss)	3,822	(2)	37,910	(3)	39,750	(4)	(42,701)	(5)
Net income (loss) per share
Basic	$0.03	(2)	$0.34	(3)	$0.35	(4)	$(0.38)	(5)
Diluted	$0.03	(2)	$0.33	(3)	$0.34	(4)	$(0.38)	(5)

(1)	Includes a gain on debt extinguishment of $3.2 million as discussed in Note 8.
(2)	Includes the write-off of debt discount and debt issuance costs of $1.0 million and financing costs of $1.4 million as discussed in Note 8.
(3)	Includes a valuation allowance of $(3.7) million as discussed in Note 11.
(4)	Includes a valuation allowance of $(0.1) million as discussed in Note 11.
(5)

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2018, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO  and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2019 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

Code of Business Conduct and Ethics

Builders FirstSource, Inc. and its subsidiaries endeavor to do business according to the highest ethical and legal standards, complying with both the letter and spirit of the law. Our board of directors approved a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is administered by a compliance committee made up of representatives from our legal, human resources, finance and internal audit departments.

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

In addition, within four business days of:

•

Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that applies to our chief executive officer, chief financial officer or chief accounting officer as it relates to one or more of the items set forth in Item 406(b) of Regulation S-K; or

•

The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2019 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 22, 2019 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2019 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 22, 2019 under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

10.22+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

Exhibit Number	Description
10.23+

2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.24+

2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015, File Number 0-51357)

10.25+

2016 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016, File Number 0-51357)

10.26+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017, File Number 0-51357)

10.27+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

10.28*+	Builders FirstSource, Inc. Director Compensation Policy
10.29+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.30+

Amended and Restated Employment Agreement, dated December 29, 2017, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

10.31+

Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.32+

Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.33+

Second Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.34+

Employment Agreement, dated November 14, 2016, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, File Number 0-51357)

10.35+

First Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.36+

Employment Agreement between Builders FirstSource, Inc. and Scott L. Robins dated effective as of February 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Securities and Exchange Commission on November 2, 2018, File Number 0-51357)

10.37*+	Employment Agreement between Builders FirstSource, Inc. and David E. Rush dated effective as of November 29, 2018
10.38+

Amended and Restated Employment Agreement, dated January 1, 2018, between Builders FirstSource, Inc. and Floyd Sherman (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

14.1*	Builders FirstSource, Inc. Code of Business Conduct and Ethics

Exhibit Number	Description
14.2

Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1

Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on March 1, 2019, formatted in eXtensible Business Reporting Language (“XBRL”): (i) Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (ii) Consolidated Balance Sheet at December 31, 2018 and 2017, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017, and 2016, and (v) the Notes to Consolidated Financial Statements.

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

March 1, 2019

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

Signature	Title	Date

/s/ M. CHAD CROW	President, Chief Executive Officer and Director	March 1, 2019
M. Chad Crow	(Principal Executive Officer)

/s/ PETER M. JACKSON	Senior Vice President and Chief Financial Officer	March 1, 2019
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI COULTER	Senior Vice President and Chief Accounting Officer	March 1, 2019
Jami Coulter	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	March 1, 2019
Paul S. Levy

/s/ FLOYD F. SHERMAN	Director	March 1, 2019
Floyd F. Sherman

/s/ CLEVELAND A. CHRISTOPHE	Director	March 1, 2019
Cleveland A. Christophe

/s/ DANIEL AGROSKIN	Director	March 1, 2019
Daniel Agroskin

/s/ ROBERT C. GRIFFIN	Director	March 1, 2019
Robert C. Griffin

/s/ KEVIN J. KRUSE	Director	March 1, 2019
Kevin J. Kruse

/s/ BRETT N. MILGRIM	Director	March 1, 2019
Brett N. Milgrim

/s/ CRAIG A. STEINKE	Director	March 1, 2019
Craig A. Steinke

/s/ DAVID A. BARR	Director	March 1, 2019
David A. Barr