Form 10-Q
period 2019-03-31
Builders FirstSource, Inc.
filed 2019-05-03
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	BLDR	NASDAQ Stock Market LLC

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 1, 2019 was 115,607,363.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2019	2018
	(Unaudited) (In thousands, except per share amounts)
Sales	$1,631,300	$1,700,436
Cost of sales	1,189,325	1,289,384
Gross margin	441,975	411,052
Selling, general and administrative expenses	370,084	358,908
Income from operations	71,891	52,144
Interest expense, net	24,901	26,742
Income before income taxes	46,990	25,402
Income tax expense	11,282	2,182
Net income	$35,708	$23,220
Comprehensive income	$35,708	$23,220
Net income per share:
Basic	$0.31	$0.20
Diluted	$0.31	$0.20
Weighted average common shares:
Basic	115,425	114,090
Diluted	116,531	116,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2019	December 31, 2018
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$11,724	$10,127
Accounts receivable, less allowances of $13,004 and $13,054 at March 31, 2019 and December 31, 2018, respectively	648,942	654,170
Other receivables	50,833	68,637
Inventories, net	635,499	596,896
Other current assets	38,756	43,921
Total current assets	1,385,754	1,373,751
Property, plant and equipment, net	669,055	670,075
Operating lease right-of-use assets, net	269,640	—
Goodwill	740,411	740,411
Intangible assets, net	99,286	103,154
Deferred income taxes	13,128	22,766
Other assets, net	22,191	22,152
Total assets	$3,199,465	$2,932,309
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	471,338	423,168
Accrued liabilities	189,237	292,526
Current portion of operating lease liabilities	60,291	—
Current maturities of long-term debt	17,045	15,565
Total current liabilities	737,911	731,259
Noncurrent portion of operating lease liabilities	213,841	—
Long-term debt, net of current maturities, debt discount, and debt issuance costs	1,562,085	1,545,729
Other long-term liabilities	53,157	58,983
Total liabilities	2,566,994	2,335,971
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 115,603 and 115,078 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,156	1,151
Additional paid-in capital	560,641	560,221
Retained earnings	70,674	34,966
Total stockholders' equity	632,471	596,338
Total liabilities and stockholders' equity	$3,199,465	$2,932,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2019	2018
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$35,708	$23,220
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23,576	22,819
Amortization of debt issuance costs and debt discount	1,149	1,149
Gain on extinguishment of debt	(680)	—
Deferred income taxes	9,638	1,497
Stock compensation expense	2,659	2,890
Gain on sale of assets	(464)	(245)
Changes in assets and liabilities:
Receivables	22,703	(57,132)
Inventories	(38,603)	(85,958)
Other current assets	4,732	(9,481)
Other assets and liabilities	(1,319)	1,552
Accounts payable	47,371	4,376
Accrued liabilities	(100,395)	(83,012)
Net cash provided by (used in) operating activities	6,075	(178,325)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,524)	(20,113)
Proceeds from sale of property, plant and equipment	720	568
Net cash used in investing activities	(20,804)	(19,545)
Cash flows from financing activities:
Borrowings under revolving credit facility	374,000	555,000
Repayments under revolving credit facility	(331,000)	(399,000)
Repayments of long-term debt and other loans	(24,440)	(2,780)
Exercise of stock options	216	2,041
Repurchase of common stock	(2,450)	(4,855)
Net cash provided by financing activities	16,326	150,406
Net change in cash and cash equivalents	1,597	(47,464)
Cash and cash equivalents at beginning of period	10,127	57,533
Cash and cash equivalents at end of period	$11,724	$10,069

Supplemental disclosure of non-cash activities

Purchases of property, plant and equipment included in accounts payable were $1.9 million and $3.2 million for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid	Retained Earnings
	Common Stock		in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209
Vesting of restricted stock units	766	7	(7)	—	—
Stock compensation expense	—	—	2,890	—	2,890
Exercise of stock options	517	5	2,036	—	2,041
Repurchase of common stock	(236)	(2)	(4,853)	—	(4,855)
Cumulative effect adjustment	—	—	—	1,468	1,468
Net income	—	—	—	23,220	23,220
Balance at March 31, 2018	114,619	$1,146	$546,832	$(147,005)	$400,973

Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338
Vesting of restricted stock units	662	7	(7)	—	—
Stock compensation expense	—	—	2,659	—	2,659
Exercise of stock options	59	—	216	—	216
Repurchase of common stock	(196)	(2)	(2,448)	—	(2,450)
Net income	—	—	—	35,708	35,708
Balance at March 31, 2019	115,603	$1,156	$560,641	$70,674	$632,471

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers.  The Company operates 400 locations in 39 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

The condensed consolidated balance sheet as of December 31, 2018 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2018 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2018 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K, except as noted below relating to the adoption of updated guidance under the Leases topic of the Accounting Standards Codification (“Codification”).

Recent Accounting Pronouncements

In June 2016, the FASB issued an update to existing guidance under the Investments topic of the Codification. This update introduces a new impairment model for financial assets, known as the current expected credit losses (“CECL”) model that is based on expected losses rather than incurred losses. The CECL model requires an entity to estimate credit losses on financial assets, including trade accounts receivable, based on historical information, current information and reasonable and supportable forecasts. Under this guidance companies will record an allowance through earnings for expected credit losses upon initial recognition of the financial asset. The aspects of this guidance applicable to us will be required to be adopted on a modified retrospective basis. This update is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018.  While we are still evaluating the impact of this guidance on our financial statements, we do not currently expect it to have a material impact.

In February 2016, the FASB issued an update to the existing guidance under the Leases topic of the Codification. Under the new guidance, lessees are now required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

We adopted this guidance on January 1, 2019 by applying the provisions of this guidance on a modified retrospective basis as of the effective date. As such, comparative periods have not been restated and the disclosures required under the new standard have not been provided for periods prior to January 1, 2019. We elected the package of practical expedients whereby we were not required to: i) reassess whether any expired or existing contracts are or contain leases, ii) reassess the lease classification of existing leases and iii) reassess initial direct costs for any existing leases. We did not elect the hindsight practical expedient or the practical expedient related to land easements. We have assessed and updated our business processes, systems and controls to ensure compliance with the recognition and disclosure requirements of the new standard.

Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $269.7 million and $267.5 million, respectively as of January 1, 2019 to recognize operating leases, primarily related to real estate and rolling stock, which were not recognized on our balance sheet under previous guidance. Further, the adoption of this guidance had no impact to our remaining other finance obligations as they continue to fail to meet the sale-leaseback requirements of the new standard. The adoption of this guidance did not have a material impact on our condensed consolidated statement of operations and comprehensive income or on our condensed consolidated statement of cash flows as our leases retained their classifications as determined under previous guidance.

2. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended March 31,
	2019	2018
Lumber & lumber sheet goods	$517,689	$643,909
Manufactured products	317,352	294,178
Windows, doors & millwork	353,390	332,152
Gypsum, roofing & insulation	120,919	112,876
Siding, metal & concrete products	149,918	142,163
Other building products & services	172,032	175,158
Net sales	$1,631,300	$1,700,436

Information regarding disaggregation of sales by segment is discussed in Note 10 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of March 31, 2019 or December 31, 2018. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $42.9 million and $42.1 million as of March 31, 2019 and December 31, 2018, respectively.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$35,708	$23,220

Denominator:
Weighted average shares outstanding, basic	115,425	114,090
Dilutive effect of options and RSUs	1,106	2,606
Weighted average shares outstanding, diluted	116,531	116,696

Net income per share:
Basic	$0.31	$0.20
Diluted	$0.31	$0.20

Antidilutive and contingent options and RSUs excluded from diluted EPS	1,451	186

4. Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
2023 facility (1)	$222,000	$179,000
2024 notes	675,923	696,361
2024 term loan (2)	457,075	458,250
Other finance obligations (Note 5)	223,219	227,071
Finance lease obligations (Note 5)	15,890	16,445
	1,594,107	1,577,127
Unamortized debt discount and debt issuance costs	(14,977)	(15,833)
	1,579,130	1,561,294
Less: current maturities of long-term debt	17,045	15,565
Long-term debt, net of current maturities	$1,562,085	$1,545,729

(1)	The weighted average interest rate was 4.7% and 3.9% as of March 31, 2019 and December 31, 2018, respectively.
(2)	The weighted average interest rate was 5.8% and 5.2% as of March 31, 2019 and December 31, 2018, respectively.

2019 Debt Transactions

In the first quarter of 2019, the Company executed a series of open market purchases of its 5.625% senior secured notes due 2024 (“2024 notes”). These transactions resulted in $20.4 million in aggregate principal amount of the 2024 notes being repurchased at prices ranging from 94.9% to 95.9% of par value. Following these transactions, there was $675.9 million of 2024 notes which remain outstanding.

These repurchases of the 2024 notes were considered to be debt extinguishments. As such, we recognized a gain on debt extinguishment of $0.7 million which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations and comprehensive income for the three months ended March 31, 2019. Of this gain, approximately $0.9 million was attributable to the repurchase of the notes at a discount to par value which was partially offset by a $0.2 million write-off of unamortized debt issuance costs associated with the 2024 Notes repurchased.

In April 2019, the Company extended the maturity date of its $900.0 million revolving credit facility (“2023 facility”) by 20 months to November 22, 2023. All other material terms of the 2023 facility remain unchanged from those of the previous agreement.

Fair Value

As of March 31, 2019 and December 31, 2018, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2024 notes, senior secured term loan facility due 2024 (“2024 term loan”) and 2023 facility at amortized cost. The fair values of the 2024 notes and the 2024 term loan at March 31, 2019 were approximately $667.1 million and $443.7 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2023 facility at March 31, 2019 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2023 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2019.

5. Leases and Other Finance Obligations

We lease certain land, buildings, rolling stock and other types of equipment for use in our operations. These leases typically have initial terms ranging from one to 15 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options generally have terms ranging from one to five years. We also lease certain properties from related parties, including current employees and non-affiliate stockholders. Leases with related parties are not significant as of or for the three months ended March 31, 2019 or 2018.

We determine if an arrangement is a lease at the inception of the arrangement. Lease liabilities are recognized based on the present value of lease payments over the lease term at the arrangement’s commencement date. Right-of-use assets are recognized based on the amount of the measurement of the lease liability adjusted for any lease payments made to the lessor at or before the commencement date, minus any lease incentives received and any initial direct costs incurred. Renewal options are included in the calculation of our right-of-use assets and lease liabilities when it is determined that they are reasonably certain of exercise based on an analysis of the relevant facts and circumstances.  As the implicit rate of return of our lease agreements is usually not readily determinable, we generally use our incremental borrowing rate in determining the present value of lease payments. We determine our incremental borrowing rate based on information available to us at the lease commencement date. Certain of our lease arrangements contain lease and non-lease components. We have elected to account for non-lease components as a part of the related lease components for all of our leases. Leases with an initial term of 12 months or less are not recognized on our balance sheet. We recognize the expense for these leases on a straight-line basis over the lease term.

Certain of our leases are subject to variable lease payments based on various measures, such as rent escalations determined by percentage changes in the consumer price index. As these types of variable lease payments are determined on a basis other than an index or a rate, they are generally excluded from the calculation of lease liabilities and right-of-use assets and are expensed as incurred.

In addition, we have residual value guarantees on certain equipment leases. Under these leases, we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.7 million as of March 31, 2019. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, these guarantees have not been recognized in the calculation of our right-of-use assets and lease liabilities. Our lease agreements do not impose any significant restrictions or covenants on us. As of March 31, 2019, we had future lease payments of $4.6 million related to leases which have been signed, but have not yet commenced. As such, these lease payments are not reflected on our condensed consolidated balance sheet as of March 31, 2019.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

March 31, 2019
Assets
Operating lease right-of-use assets, net	$269,640
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	23,111
Total right-of-use assets	$292,751
Liabilities
Current
Current portion of operating lease liabilities	$60,291
Current portion of finance lease liabilities (included in current maturities of long-term debt)	9,868
Noncurrent
Noncurrent portion of operating lease liabilities	$213,841
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	6,022
Total lease liabilities	$290,022

Total lease costs consisted of the following (in thousands):

Three Months Ended March 31,
2019
Operating lease costs*	$20,907
Finance lease costs:
Amortization of finance lease right-of-use assets	1,114
Interest on finance lease liabilities	250
Variable lease costs	4,032
Total lease costs	$26,303

*	Includes short-term lease costs and sublease income which were not material for the three months ended March 31, 2019.

Future maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases
2019 (from April 1, 2019)	$8,113	$58,851
2020	6,392	68,864
2021	2,231	58,299
2022	58	43,218
2023	—	30,228
Thereafter	—	77,509
Total lease payments	16,794	336,969
Less: amount representing interest	(904)	(62,837)
Present value of lease liabilities	15,890	274,132
Less: current portion	(9,868)	(60,291)
Long-term lease liabilities, net of current portion	$6,022	$213,841

Future maturities of lease obligations as of December 31, 2018 were as follows (in thousands):

	Capital Leases	Operating Leases
2019	$10,784	$77,297
2020	5,392	63,633
2021	1,242	51,804
2022	—	37,054
2023	—	23,327
Thereafter	—	57,000
Total minimum lease payments	17,418	$310,115
Less: amount representing interest	(973)
Present value of lease liabilities	16,445
Less: current portion	(10,039)
Long-term lease liabilities, net of current portion	$6,406

Weighted average lease terms and discount rates as of March 31, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	5.9
Finance leases	1.8
Weighted average discount rate
Operating leases	7.1%
Finance leases	5.9%

The following table presents cash paid for amounts included in the measurement of lease liabilities as well supplemental noncash information (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,655
Operating cash flows from finance leases	250
Financing cash flows from finance leases	3,290
Right-of-use assets obtained in exchange for new operating lease liabilities	15,740
Right-of-use assets obtained in exchange for new finance lease liabilities	2,707

Other Finance Obligations

In addition to the operating and finance lease arrangements described above the Company is party to 140 individual property lease agreements with a single lessor as of March 31, 2019. These lease agreements have initial terms ranging from nine to 15 years (expiring through 2021) and renewal options in five-year increments providing for up to approximately 30-year total lease terms A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of March 31, 2019, other finance obligations consist of $223.2 million, with cash payments of $5.3 million for the three months ended March 31, 2019. These other finance obligations are included on the consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future maturities for other finance obligations as of March 31, 2019 were as follows (in thousands):

2019 (from April 1, 2019)	$13,674
2020	18,148
2021	17,784
2022	17,668
2023	17,677
Thereafter	220,570
Total	$305,521

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Land	$197,332	$198,304
Buildings and improvements	354,249	358,411
Machinery and equipment	380,540	403,765
Furniture and fixtures	81,279	78,910
Construction in progress	30,823	20,810
Finance lease right-of-use assets	24,225	—
Property, plant and equipment	1,068,448	1,060,200
Less: accumulated depreciation	399,393	390,125
Property, plant and equipment, net	$669,055	$670,075

Depreciation expense was $19.7 million and $17.4 million, of which $4.9 million and $4.4 million was included in cost of sales, for the three months ended March 31, 2019 and 2018, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations.  These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.  The following balances held under other finance obligations are included on the accompanying consolidated balance sheet:

	March 31, 2019	December 31, 2018*
	(In thousands)
Land	$118,680	$118,677
Buildings and improvements	137,050	142,345
Machinery and equipment	—	27,188
Assets held under other finance obligations	255,730	288,210
Less: accumulated amortization	15,511	21,786
Assets held under other finance obligations, net	$240,219	$266,424

*

Totals as of December 31, 2018 included assets which, under previous guidance, were held under capital leases. As of March 31, 2019 these assets are now presented as finance lease right-of-use assets as reflected in the table above.

7. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first quarter of 2019, our board of directors granted 397,000 RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. The RSUs vest at 33% per year at each anniversary of the grant date over the next three years. The weighted average grant date fair value for these RSUs was $14.03 per unit, which was based on the closing stock price on the grant date.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2019, our board of directors granted 397,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital (“ROIC”) over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $14.42 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

Expected volatility (company)	38.3%
Expected volatility (peer group median)	33.2%
Correlation between the company and peer group median	0.5
Expected dividend yield	0.0%
Risk-free rate	2.6%

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

8. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2019	2018
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	4.2	5.0
Stock compensation windfall benefit	(0.1)	(16.5)
Permanent differences and other	(1.1)	(0.9)
	24.0%	8.6%

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

9. Commitments and Contingencies

As of March 31, 2019, we had outstanding letters of credit totaling $82.2 million under our 2023 facility that principally support our self-insurance programs.

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

10. Segment Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 400 locations operating in 39 states across the United States, which are organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended March 31, 2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$286,717	$3,218	$5,122	$6,655
Southeast	390,096	3,062	5,637	16,787
South	461,079	4,859	5,936	29,141
West	442,436	6,486	8,924	(1,453)
Total reportable segments	1,580,328	17,625	25,619	51,130
All other	50,972	5,951	(718)	(4,140)
Total consolidated	$1,631,300	$23,576	$24,901	$46,990
	Three months ended March 31, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$284,788	$3,173	$5,557	$1,069
Southeast	390,147	2,596	5,874	11,550
South	468,448	4,863	5,948	20,031
West	510,392	6,370	8,713	5,840
Total reportable segments	1,653,775	17,002	26,092	38,490
All other	46,661	5,817	650	(13,088)
Total consolidated	$1,700,436	$22,819	$26,742	$25,402

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

11. Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the three months ended March 31, 2019 or 2018.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three months ended March 31, 2019 or 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates 400 locations in 39 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 10 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.1 million and 0.8 million, respectively, as of March 31, 2019. However, both total and single-family housing starts remain below the normalized historical annual averages (from 1959 through 2018) of 1.5 million and 1.1 million, respectively. Due to the lower levels in housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices, we may continue to experience pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will continue to trend towards recovering to the historical average. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. While the rate of market growth has recently eased, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has improved since 2011. For the first quarter of 2019, actual U.S. total housing starts were 0.3 million, a 9.7% decrease compared to the first quarter of 2018. Actual U.S. single-family starts were 0.2 million in the first quarter of 2019, a 5.3% decrease compared to the same quarter a year ago. A composite of third party sources, including the NAHB, are forecasting 1.3 million U.S. total housing starts and 0.9 million U.S single family housing starts for the full year 2019, which are increases of 1.8% and 1.6%, respectively from 2018. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 6.0% in 2019 compared to 2018.

Our net sales for the first quarter of 2019 decreased 4.1% from the same period last year. Commodity price deflation decreased our sales in the first quarter of 2019 by 9.3%, while one less selling day decreased sales by 1.6%. Excluding the impact of commodity price deflation and the impact of one less selling day, we achieved 6.8% sales growth in the single-family, multi-family and repair and remodel/other end markets primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories. Our gross margin percentage increased by 2.9% during the first quarter of 2019 compared to the first quarter of 2018. Our gross margin percentage increase was attributable to the decline in the cost of commodities relative to our customer pricing commitments as well as continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross margin dollars compared to the first quarter of 2018. Our selling, general and administrative expenses, as a percentage of net sales, were 22.7% in the first quarter of 2019, a 1.6% increase from 21.1% in the first quarter of 2018. This increase was largely due to the effects of commodity price deflation on our net sales, an increase in variable compensation related to increased profitability and an increase in insurance costs in the first quarter of 2019 over the first quarter of 2018.

We believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, optimization of our capital structure will continue to be a key area of focus for the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2019 and 2018, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2019	2018
Sales	100.0%	100.0%
Cost of sales	72.9%	75.8%
Gross margin	27.1%	24.2%
Selling, general and administrative expenses	22.7%	21.1%
Income from operations	4.4%	3.1%
Interest expense, net	1.5%	1.6%
Income tax expense	0.7%	0.1%
Net income	2.2%	1.4%

Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

Net Sales. Net sales for the three months ended March 31, 2019 were $1,631.3 million, a 4.1% decrease over net sales of $1,700.4 million for the three months ended March 31, 2018. Commodity price deflation decreased our sales in the first quarter of 2019 by 9.3%, while one less selling day decreased sales by 1.6%. Excluding the impact of commodity price deflation and the impact of one less selling day, we achieved 6.8% sales growth in the single-family, multi-family and repair and remodel/other end markets primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2019		2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$517.7	31.7%	$643.9	37.9%	(19.6)%
Manufactured products	317.4	19.5%	294.2	17.3%	7.9%
Windows, doors & millwork	353.4	21.7%	332.1	19.5%	6.4%
Gypsum, roofing & insulation	120.9	7.4%	112.9	6.6%	7.1%
Siding, metal & concrete products	149.9	9.2%	142.2	8.4%	5.5%
Other building products & services	172.0	10.5%	175.1	10.3%	(1.8)%
Net sales	$1.631.3	100.0%	$1,700.4	100.0%	(4.1)%

The decrease in net sales in our lumber and lumber sheet goods categories resulted from the impact of commodity price deflation in the first quarter of 2019 compared to the prior year. We achieved increased sales in our remaining core product categories due to higher sales volume.

Gross Margin. Gross margin increased $30.9 million to $442.0 million. Our gross margin percentage increased to 27.1% in the first quarter of 2019 from 24.2% in the first quarter of 2018, a 2.9% increase. Our gross margin percentage increase was attributable to the decline in the cost of commodities relative to our customer pricing commitments as well as continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross margin dollars compared to the first quarter of 2018.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $11.2 million, or 3.1%. This increase was primarily due to increases in variable compensation, including commissions and incentives, related to increased profitability as well as an increase in insurance costs.

As a percentage of net sales, selling, general and administrative expenses increased to 22.7% in the first quarter of 2019 from 21.1% in the first quarter of 2018. This increase was largely due to the effects of commodity price deflation on our net sales as well as the factors described above.

Interest Expense, Net. Interest expense was $24.9 million in the first quarter of 2019, a decrease of $1.8 million from the first quarter of 2018. Interest expense decreased $0.9 million due to repurchases of our 2024 notes in the fourth quarter of 2018 and the first quarter of 2019. In addition, interest expense for the first quarter of 2019 included a $0.7 million gain on debt extinguishment.

Income Tax Expense. We recorded income tax expense of $11.3 million and $2.2 million in the first quarters of 2019 and 2018, respectively. Our effective tax rate was 24.0% in the first quarter of 2019. In the first quarter of 2018 our effective tax rate was 8.6% primarily due to the effect of stock compensation windfall benefits.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 10 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended March 31,
	Net sales					Income before income taxes
	2019	% of net sales	2018	% of net sales	% change	2019	% of net sales	2018	% of net sales	% change
Northeast	$286,717	18.1%	$284,788	17.2%	0.7%	$6,655	2.3%	$1,069	0.4%	522.5%
Southeast	390,096	24.7%	390,147	23.6%	(0.0)%	16,787	4.3%	11,550	3.0%	45.3%
South	461,079	29.2%	468,448	28.3%	(1.6)%	29,141	6.3%	20,031	4.3%	45.5%
West	442,436	28.0%	510,392	30.9%	(13.3)%	(1,453)	(0.3)%	5,840	1.1%	(124.9)%
	$1,580,328	100.0%	$1,653,775	100.0%		$51,130	3.2%	$38,490	2.3%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the first quarter of 2019 decreased 2.6%, 19.4% and 20.9% in the Northeast, Midwest and West regions, respectively, compared to the first quarter of 2018. However, single-family housing starts increased 4.8% in the South region over the same period. For the first quarter of 2019, our net sales declined slightly in our Southeast and South reportable segments and more significantly in our West reportable segment largely due to the impact of commodity price deflation and one less selling day in the first quarter of 2019 compared to the first quarter of 2018. Net sales increased slightly in our Northeast reportable segment largely due to an increase in sales volume in our manufactured products and windows, doors & millwork categories which offset the impact of commodity price deflation and one less selling day. We achieved increased profitability in our Northeast, Southeast and South reportable segments largely due to the decline in the cost of commodities relative to our customer pricing commitments as well as continued pricing discipline and growth in value-added products. However, profitability declined in our West reportable segment due to a decline in sales volume attributable in part to the impact of adverse weather conditions in the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at March 31, 2019 consist of cash on hand and borrowing availability under our 2023 facility.

Our 2023 facility will be primarily used for working capital, general corporate purposes, and funding acquisitions. In addition, we may use the 2023 facility to facilitate debt consolidation. Availability under the 2023 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of March 31, 2019 and December 31, 2018 (in millions):

	As of
	March 31, 2019	December 31, 2018
Accounts Receivable Availability	$435.5	$431.9
Inventory Availability	419.5	395.4
Other Receivables Availability	38.4	18.8
Gross Availability	893.4	846.1
Less:
Agent Reserves	(26.6)	(25.5)
Plus:
Cash in Qualified Accounts	11.6	26.0
Borrowing Base	878.4	846.6
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	878.4	846.6
Less:
Outstanding Borrowings	(222.0)	(179.0)
Letters of Credit	(82.2)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$574.2	$585.4

As of March 31, 2019, we had $222.0 million in outstanding borrowings under our 2023 facility and our net excess borrowing availability was $574.2 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $87.8 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2019.

Liquidity

Our liquidity at March 31, 2019 was $585.9 million, which consists of net borrowing availability under the 2023 facility and cash on hand.

We have substantial indebtedness following our historical acquisitions, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2024 notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

Cash provided by operating activities was $6.1 million for the three months ended March 31, 2019 compared to cash used in operating activities of $178.3 million for the three months ended March 31, 2018. The $184.4 million increase in cash provided by operations was largely the result of our working capital increase of $231.2 million in the first three months of 2018 exceeding the working capital increase of $64.2 million for the first three months of 2019. This change in working capital was primarily due to the timing and value of cash received from customers, inventory purchases and cash paid to vendors in the first quarter of 2018 compared to the first quarter of 2019.

Cash used in investing activities was $20.8 million and $19.5 million for the three months ended March 31, 2019 and 2018, respectively. The Company’s net investment in property, plant and equipment was largely consistent in the first three months of 2019 with the first three months of 2018.

Cash provided by financing activities was $16.3 million and $150.4 million for the three months ended March 31, 2019 and 2018, respectively. The decrease in cash provided by financing activities is primarily due to a $113.0 million decrease in net borrowings on our 2023 facility in the first three months of 2019 compared to the first three months of 2018 largely due to the increase in operating cash flows in the current year. In addition, repayments of long-term debt increased $21.7 million largely due repurchases of our 2024 notes in the first quarter of 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2023 facility would result in approximately $2.2 million in additional interest expense annually as we had $222.0 million in outstanding borrowings as of March 31, 2019. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $4.6 million in additional interest expense annually as of March 31, 2019.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2019 — January 31, 2019	109,924	$11.48	—	—
February 1, 2019 — February 28, 2019	21,492	13.45	—	—
March 1, 2019 — March 31, 2019	64,603	13.93	—	—
Total	196,019	$12.50	—	—

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

10.1*	2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 3, 2019 formatted in eXtensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2019 and 2018, (ii) Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

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

May 3, 2019

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 3, 2019

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 3, 2019