Form 10-Q
period 2019-06-30
Builders FirstSource, Inc.
filed 2019-08-02
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 31, 2019 was 115,528,606.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share amounts)
Sales	$1,904,523	$2,089,888	$3,535,823	$3,790,324
Cost of sales	1,387,367	1,593,560	2,576,692	2,882,944
Gross margin	517,156	496,328	959,131	907,380
Selling, general and administrative expenses	401,511	391,769	771,595	750,677
Income from operations	115,645	104,559	187,536	156,703
Interest expense, net	29,382	28,957	54,283	55,699
Income before income taxes	86,263	75,602	133,253	101,004
Income tax expense	19,659	18,980	30,941	21,162
Net income	$66,604	$56,622	$102,312	$79,842
Comprehensive income	$66,604	$56,622	$102,312	$79,842
Net income per share:
Basic	$0.58	$0.49	$0.89	$0.70
Diluted	$0.57	$0.49	$0.88	$0.68
Weighted average common shares:
Basic	115,757	114,636	115,592	114,365
Diluted	116,919	116,693	116,726	116,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2019	2018
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,552	$10,127
Accounts receivable, less allowances of $12,772 and $13,054 at June 30, 2019 and December 31, 2018, respectively	715,405	654,170
Other receivables	54,257	68,637
Inventories, net	617,527	596,896
Other current assets	36,217	43,921
Total current assets	1,433,958	1,373,751
Property, plant and equipment, net	675,310	670,075
Operating lease right-of-use assets, net	273,971	-
Goodwill	740,411	740,411
Intangible assets, net	95,417	103,154
Deferred income taxes	7,343	22,766
Other assets, net	23,561	22,152
Total assets	$3,249,971	$2,932,309
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$516,897	$423,168
Accrued liabilities	258,096	292,526
Current portion of operating lease liabilities	60,576	-
Current maturities of long-term debt	12,650	15,565
Total current liabilities	848,219	731,259
Noncurrent portion of operating lease liabilities	218,001	-
Long-term debt, net of current maturities, debt discount, and debt issuance costs	1,420,462	1,545,729
Deferred income taxes	5,967	-
Other long-term liabilities	53,191	58,983
Total liabilities	2,545,840	2,335,971
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 115,880 and 115,078 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,159	1,151
Additional paid-in capital	565,694	560,221
Retained earnings	137,278	34,966
Total stockholders' equity	704,131	596,338
Total liabilities and stockholders' equity	$3,249,971	$2,932,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$102,312	$79,842
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	47,390	47,587
Amortization of debt issuance costs and debt discount	2,132	2,308
Loss on extinguishment of debt, net	1,498	-
Deferred income taxes	21,390	18,863
Stock compensation expense	6,038	6,428
Net gain on sale of assets and asset impairments	(1,023)	(326)
Changes in assets and liabilities:
Receivables	(47,113)	(177,765)
Inventories	(20,631)	(189,925)
Other current assets	7,271	(5,693)
Other assets and liabilities	1,057	2,498
Accounts payable	90,050	67,129
Accrued liabilities	(31,586)	(19,915)
Net cash provided by (used in) operating activities	178,785	(168,969)
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,392)	(49,948)
Proceeds from sale of property, plant and equipment	4,620	1,075
Net cash used in investing activities	(40,772)	(48,873)
Cash flows from financing activities:
Borrowings under revolving credit facility	594,000	904,000
Repayments under revolving credit facility	(700,000)	(721,000)
Proceeds from issuance of notes	400,000	-
Repayments of long-term debt and other loans	(423,743)	(6,852)
Payments of loan costs	(7,278)	-
Exercise of stock options	1,883	2,212
Repurchase of common stock	(2,450)	(4,855)
Net cash provided by (used in) financing activities	(137,588)	173,505
Net change in cash and cash equivalents	425	(44,337)
Cash and cash equivalents at beginning of the period	10,127	57,533
Cash and cash equivalents at end of the period	$10,552	$13,196

Supplemental disclosure of non-cash activities

Purchases of property, plant and equipment included in accounts payable were $4.0 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively.

The Company purchased equipment which was financed through finance lease obligations of $7.0 million and capital lease obligations of $6.8 million in the six months ended June 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid	Retained Earnings
	Common Stock		in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209
Vesting of restricted stock units	766	7	(7)	—	—
Stock compensation expense	—	—	2,890	—	2,890
Exercise of stock options	517	5	2,036	—	2,041
Repurchase of common stock	(236)	(2)	(4,853)	—	(4,855)
Cumulative effect adjustment	—	—	—	1,468	1,468
Net income	—	—	—	23,220	23,220
Balance at March 31, 2018	114,619	1,146	546,832	(147,005)	400,973
Vesting of restricted stock units	6	1	(1)	—	—
Stock compensation expense	—	—	3,538	—	3,538
Exercise of stock options	46	—	338	—	338
Net income	—	—	—	56,622	56,622
Balance at June 30, 2018	114,671	$1,147	$550,707	$(90,383)	$461,471

Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338
Vesting of restricted stock units	662	7	(7)	—	—
Stock compensation expense	—	—	2,659	—	2,659
Exercise of stock options	59	—	216	—	216
Repurchase of common stock	(196)	(2)	(2,448)	—	(2,450)
Net income	—	—	—	35,708	35,708
Balance at March 31, 2019	115,603	1,156	560,641	70,674	632,471
Vesting of restricted stock units	11	—	—	—	—
Stock compensation expense	—	—	3,379	—	3,379
Exercise of stock options	266	3	1,674	—	1,677
Net income	—	—	—	66,604	66,604
Balance at June 30, 2019	115,880	$1,159	$565,694	$137,278	$704,131

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

Adoption of the new standard resulted in the recording of right-of-use assets and lease liabilities of $269.7 million and $267.5 million, respectively, as of January 1, 2019 to recognize operating leases, primarily related to real estate and rolling stock, which were not recognized on our balance sheet under previous guidance. Further, the adoption of this guidance had no impact to our remaining other finance obligations as they continue to fail to meet the sale-leaseback requirements of the new standard. The adoption of this guidance did not have a material impact on our condensed consolidated statement of operations and comprehensive income or on our condensed consolidated statement of cash flows as our leases retained their classifications as determined under previous guidance.

2. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Lumber & lumber sheet goods	$601,487	$811,159	$1,119,176	$1,455,068
Manufactured products	374,299	370,891	691,651	665,069
Windows, doors & millwork	391,049	375,515	744,439	707,667
Gypsum, roofing & insulation	138,388	141,273	259,307	254,149
Siding, metal & concrete products	191,289	189,536	341,207	331,699
Other building products & services	208,011	201,514	380,043	376,672
Net sales	$1,904,523	$2,089,888	$3,535,823	$3,790,324

Information regarding disaggregation of sales by segment is discussed in Note 10 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of June 30, 2019 or December 31, 2018. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $49.6 million and $42.1 million as of June 30, 2019 and December 31, 2018, respectively.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$66,604	$56,622	$102,312	$79,842

Denominator:
Weighted average shares outstanding, basic	115,757	114,636	115,592	114,365
Dilutive effect of options and RSUs	1,162	2,057	1,134	2,330
Weighted average shares outstanding, diluted	116,919	116,693	116,726	116,695

Net income per share:
Basic	$0.58	$0.49	$0.89	$0.70
Diluted	$0.57	$0.49	$0.88	$0.68

Antidilutive and contingent options and RSUs excluded from diluted EPS	325	588	659	345

4. Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
2023 facility (1)	$73,000	$179,000
2024 notes	578,923	696,361
2024 term loan (2)	157,075	458,250
2027 notes	400,000	—
Other finance obligations (Note 5)	222,916	227,071
Finance lease obligations (Note 5)	17,347	16,445
	1,449,261	1,577,127
Unamortized debt discount and debt issuance costs	(16,149)	(15,833)
	1,433,112	1,561,294
Less: current maturities of long-term debt	12,650	15,565
Long-term debt, net of current maturities	$1,420,462	$1,545,729

(1)	The weighted average interest rate was 4.4% and 3.9% as of June 30, 2019 and December 31, 2018, respectively.
(2)	The weighted average interest rate was 5.7% and 5.2% as of June 30, 2019 and December 31, 2018, respectively.

2019 Debt Transactions

During the six months ended June 30, 2019, the Company executed several debt transactions which are described in more detail below. These transactions include: (i) open market purchases of our 5.625% senior secured notes due 2024 (“2024 notes”), (ii) extension of the maturity of our $900.0 million revolving credit facility (“2023 facility”) and (iii) privately negotiated purchases of our 2024 notes and a partial repayment of our senior secured term loan facility due 2024 (“2024 term loan”) with the proceeds from the issuance of 6.75% senior secured notes due 2027 (“2027 notes”).  These transactions collectively have extended our debt maturity profile and reduced the amount of long-term debt outstanding.

2024 Note Repurchase Transactions

In the first quarter of 2019, the Company executed a series of open market purchases of its 2024 notes. These transactions resulted in $20.4 million in aggregate principal amount of the 2024 notes being repurchased at prices ranging from 94.9% to 95.9% of par value.

These repurchases of the 2024 notes were considered to be debt extinguishments. As such, we recognized a gain on debt extinguishment of $0.7 million which was recorded as a component of interest expense in the first quarter of 2019. Of this gain, approximately $0.9 million was attributable to the repurchase of the notes at a discount to par value which was partially offset by a $0.2 million write-off of unamortized debt issuance costs associated with the 2024 notes repurchased.

Revolving Credit Facility Amendment

In April 2019, the Company extended the maturity date of its 2023 facility by 20 months to November 22, 2023. All other material terms of the 2023 facility remain unchanged from those of the previous agreement.

In connection with the 2023 facility amendment we incurred $1.2 million in lender and third-party fees which, together with $5.9 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life of the 2023 facility on a straight-line basis.

2019 Refinancing Transactions

In May 2019, we completed a private offering of $400.0 million in aggregate principal amount of 2027 notes at an issue price equal to 100% of their par value. The proceeds from the issuance of the 2027 notes were used, together with cash on hand, to purchase $97.0 million in aggregate principal amount of 2024 notes, to repay $300.0 million of the 2024 term loan and to pay related transaction fees and expenses.

In connection with the issuance of the 2027 notes, we incurred $6.1 million of various third-party fees and expenses. Of these costs, $2.1 million were recorded to interest expense in the second quarter of 2019. The remaining $4.0 million in costs incurred have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 2027 notes using the effective interest method. Further, we recorded an additional $2.2 million to interest expense in the second quarter of 2019 related to the write-off of unamortized debt discount and debt issuance costs in connection with the partial repayment of the 2024 term loan.

Senior Secured Notes due 2027

As of June 30, 2019, we have $400.0 million outstanding in aggregate principal amount of the 2027 notes which mature on June 1, 2027. Interest accrues on the 2027 notes at a rate of 6.75% per annum and is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2019.

The terms of the 2027 notes are governed by the indenture, dated as of the May 30, 2019 (the “Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent. The 2027 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior secured basis, by certain of the Company’s direct and indirect wholly owned subsidiaries (the “Guarantors”). All obligations under the 2027 notes, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute Notes Collateral (as defined below) and a second-priority security interest in such assets that constitute ABL Collateral (as defined below).

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

The Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

At any time prior to June 1, 2022, the Company may redeem the 2027 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2027 notes plus the “applicable premium” set forth in the Indenture. At any time on or after June 1, 2022, the Company may redeem the 2027 notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. At any time and from time to time during the 36-month period following the Closing Date, the Company may redeem up to 10% of the aggregate principal amount of the 2027 notes during each twelve-month period commencing on the Closing Date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest to the redemption date. In addition, at any time prior to June 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 106.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 2027 notes may require it to repurchase all or part of their 2027 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Fair Value

As of June 30, 2019 and December 31, 2018, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2024 notes, 2024 term loan and 2023 facility at amortized cost. The fair values of the 2027 notes, 2024 notes and the 2024 term loan at June 30, 2019 were approximately $423.4 million, $597.2 million and $156.8 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2023 facility at June 30, 2019 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2023 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2019.

5. Leases and Other Finance Obligations

We lease certain land, buildings, rolling stock and other types of equipment for use in our operations. These leases typically have initial terms ranging from one to 15 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options generally have terms ranging from one to five years. We also lease certain properties from related parties, including current employees and non-affiliate stockholders. Leases with related parties are not significant as of or for the six months ended June 30, 2019 or 2018.

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

In addition, we have residual value guarantees on certain equipment leases. Under these leases, we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $5.6 million as of June 30, 2019. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, these guarantees have not been recognized in the calculation of our right-of-use assets and lease liabilities. Our lease agreements do not impose any significant restrictions or covenants on us. As of June 30, 2019, we had no significant future lease payments related to leases which have been signed, but have not yet commenced.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

June 30, 2019
Assets
Operating lease right-of-use assets, net	$273,971
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	25,770
Total right-of-use assets	$299,741
Liabilities
Current
Current portion of operating lease liabilities	$60,576
Current portion of finance lease liabilities (included in current maturities of long-term debt)	10,148
Noncurrent
Noncurrent portion of operating lease liabilities	$218,001
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	7,199
Total lease liabilities	$295,924

Total lease costs consisted of the following (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease costs*	$21,195	$42,102
Finance lease costs:
Amortization of finance lease right-of-use assets	1,219	2,334
Interest on finance lease liabilities	267	517
Variable lease costs	4,049	8,081
Total lease costs	$26,730	$53,034

*	Includes short-term lease costs and sublease income which were not material for the three and six months ended June 30, 2019.

Future maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases
2019 (from July 1, 2019)	$6,054	$39,393
2020	7,972	72,824
2021	3,811	62,087
2022	559	47,155
2023	—	34,123
Thereafter	—	85,615
Total lease payments	18,396	341,197
Less: amount representing interest	(1,049)	(62,620)
Present value of lease liabilities	17,347	278,577
Less: current portion	(10,148)	(60,576)
Long-term lease liabilities, net of current portion	$7,199	$218,001

Weighted average lease terms and discount rates as of June 30, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	5.9
Finance leases	1.9
Weighted average discount rate
Operating leases	6.9%
Finance leases	5.9%

Future maturities of lease obligations as of December 31, 2018 were as follows (in thousands):

	Capital Leases	Operating Leases
2019	$10,784	$77,297
2020	5,392	63,633
2021	1,242	51,804
2022	—	37,054
2023	—	23,327
Thereafter	—	57,000
Total minimum lease payments	17,418	$310,115
Less: amount representing interest	(973)
Present value of lease liabilities	16,445
Less: current portion	(10,039)
Long-term lease liabilities, net of current portion	$6,406

The following table presents cash paid for amounts included in the measurement of lease liabilities as well supplemental noncash information (in thousands):

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,154
Operating cash flows from finance leases	517
Financing cash flows from finance leases	6,162
Right-of-use assets obtained in exchange for new operating lease liabilities	35,949
Right-of-use assets obtained in exchange for new finance lease liabilities	7,036

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 140 individual property lease agreements with a single lessor as of June 30, 2019. These lease agreements have initial terms ranging from nine to 15 years (expiring through 2021) and renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of June 30, 2019, other finance obligations consist of $222.9 million, with cash payments of $10.5 million for the six months ended June 30, 2019. These other finance obligations are included on the condensed consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the condensed consolidated balance sheet.

Future maturities for other finance obligations as of June 30, 2019 were as follows (in thousands):

2019 (from July 1, 2019)	$9,116
2020	18,148
2021	17,784
2022	17,668
2023	17,677
Thereafter	220,570
Total	$300,963

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Land	$197,140	$198,304
Buildings and improvements	359,966	358,411
Machinery and equipment	392,887	403,765
Furniture, fixtures and computer equipment	84,509	78,910
Construction in progress	28,609	20,810
Finance lease right-of-use assets	28,046	—
Property, plant and equipment	1,091,157	1,060,200
Less: accumulated depreciation	415,847	390,125
Property, plant and equipment, net	$675,310	$670,075

Depreciation expense was $19.9 million and $18.6 million, of which $4.9 million and $4.8 million was included in cost of sales, for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense was $39.7 million and $36.0 million, of which $9.8 million and $9.2 million was included in cost of sales, for the six months ended June 30, 2019 and 2018, respectively.

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

	June 30, 2019	December 31, 2018*
	(In thousands)
Land	$118,683	$118,677
Buildings and improvements	137,050	142,345
Machinery and equipment	—	27,188
Assets held under other finance obligations	255,733	288,210
Less: accumulated amortization	16,612	21,786
Assets held under other finance obligations, net	$239,121	$266,424

*

Totals as of December 31, 2018 included assets which, under previous guidance, were held under capital leases. As of June 30, 2019 these assets are now presented as finance lease right-of-use assets as reflected in the table above.

7. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2019, our board of directors granted 745,000 RSUs to employees and eligible directors under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 618,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 73,000 of the RSUs cliff vest on the fourth anniversary of the grant date and 54,000 of the RSUs cliff vest on the first anniversary of the grant date. The weighted average grant date fair value for these RSUs was $14.17 per unit, which was based on the closing stock price on the grant date.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2019, our board of directors granted 397,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital (“ROIC”) over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $14.42 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

8. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	4.4	5.1	4.4	5.1
Stock compensation windfall benefit	(0.4)	(0.1)	(0.3)	(4.2)
Permanent differences and other	(2.2)	(0.9)	(1.9)	(0.9)
	22.8%	25.1%	23.2%	21.0%

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

9. Commitments and Contingencies

As of June 30, 2019, we had outstanding letters of credit totaling $82.2 million under our 2023 facility that principally support our self-insurance programs.

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

10. Segment Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across 400 locations operating in 39 states across the United States, which are organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

The following tables present Net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended June 30, 2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$350,671	$3,256	$5,280	$18,674
Southeast	419,085	3,100	5,521	24,281
South	476,577	4,914	5,859	29,117
West	596,981	6,536	9,159	35,203
Total reportable segments	1,843,314	17,806	25,819	107,275
All other	61,209	6,008	3,563	(21,012)
Total consolidated	$1,904,523	$23,814	$29,382	$86,263

	Three months ended June 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$357,258	$3,523	$6,012	$12,110
Southeast	454,734	2,922	6,545	16,266
South	538,168	5,326	6,740	23,435
West	676,374	6,765	10,887	39,558
Total reportable segments	2,026,534	18,536	30,184	91,369
All other	63,354	6,232	(1,227)	(15,767)
Total consolidated	$2,089,888	$24,768	$28,957	$75,602

	Six months ended June 30, 2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$637,268	$6,469	$10,400	$25,450
Southeast	808,564	6,147	11,146	41,349
South	937,656	9,773	11,795	58,259
West	1,038,313	12,998	18,062	33,978
Total reportable segments	3,421,801	35,387	51,403	159,036
All other	114,022	12,003	2,880	(25,783)
Total consolidated	$3,535,823	$47,390	$54,283	$133,253

	Six months ended June 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$641,650	$6,690	$11,556	$13,253
Southeast	844,187	5,508	12,395	27,839
South	1,006,615	10,188	12,689	43,466
West	1,184,933	13,107	19,561	45,562
Total reportable segments	3,677,385	35,493	56,201	130,120
All other	112,939	12,094	(502)	(29,116)
Total consolidated	$3,790,324	$47,587	$55,699	$101,004

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

11. Related Party Transactions

Certain members of the Company’s board of directors also serve on the board of directors of one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the six months ended June 30, 2019 or 2018.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the six months ended June 30, 2019 or 2018.

12. Subsequent Events

Acquisition

In July 2019, we acquired certain assets and the operations of Sun State Components (“Sun State”) for $42.9 million in cash, subject to certain adjustments. Sun State is comprised of three truss companies, which are located in Las Vegas, Nevada; Surprise, Arizona; and Kingman, Arizona. Sun State manufactures roof trusses and floor trusses and distributes lumber and related products to residential homebuilders and commercial contractors.

The accounting for this acquisition has not been completed at the date of this filing given the proximity to the acquisition date. The acquisition will be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the net assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Debt Transactions

In July 2019, we completed a private offering of an additional $75.0 million in aggregate principal amount of 2027 notes at an issue price of 104.5% of their par value. The proceeds from this offering were used to redeem an additional $75.0 million in aggregate principal amount of our 2024 notes at a price of 103.0% of their face value and to pay the related transaction fees and expenses.

Common Stock Repurchases

In February 2019, the Company announced that our board of directors has authorized the repurchase of up to $20.0 million of our common stock.  From July 1, 2019 through July 31, 2019, the Company repurchased 360,000 shares of our common stock, at an average price of $16.88 per share, for $6.1 million pursuant to this repurchase plan.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.3 million and 0.8 million, respectively, as of June 30, 2019. However, both total and single-family housing starts remain below the normalized historical annual averages (from 1959 through 2018) of 1.5 million and 1.1 million, respectively. Due to the lower levels in housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will continue to trend towards recovering to the historical average. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. While the rate of market growth has recently eased, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next few years.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates and the health of the economy and home financing markets. We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Capital Structure: As a result of our historical growth through acquisitions, we have substantial indebtedness. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile and market interest rates. As such, we may enter into various debt or equity transactions in order to appropriately manage and optimize our capital structure.

RECENT DEVELOPMENTS

During the six months ended June 30. 2019, the Company executed several debt transactions, including extending the maturity of our $900.0 million revolving credit facility (“2023 facility”), redemption of $117.4 million in aggregate principal amount of our 5.625% senior secured notes due 2024 (“2024 notes”), and repayment of $301.2 million of our senior secured term loan facility due 2024 (“2024 term loan”). The repayments of our 2024 notes and 2024 term loan were funded with the proceeds from the issuance of $400.0 million in aggregate principal amount of our 6.75% senior secured notes due 2027 (“2027 notes”) and cash on hand. Further, in July 2019, we redeemed an additional $75.0 million in aggregate principal amount of our 2024 notes using the proceeds from the issuance of an additional $75.0 million in aggregate principal amount of our 2027 notes. Collectively, these transactions have extended our debt maturity profile and reduced the amount of long-term debt outstanding.

In February 2019, the Company announced that our board of directors has authorized the repurchase of up to $20.0 million of our common stock.  From July 1, 2019 through July 31, 2019, the Company repurchased 360,000 shares of our common stock, at an average price of $16.88 per share, for $6.1 million pursuant to this repurchase plan.

These transactions are described in Notes 4 and 12 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

In July 2019, we acquired certain assets and the operations of Sun State Components (“Sun State”) for $42.9 million in cash, subject to certain adjustments. Sun State is comprised of three truss companies, which are located in Las Vegas, Nevada; Surprise, Arizona; and Kingman, Arizona. Sun State manufactures roof trusses and floor trusses and distributes lumber and related products to residential homebuilders and commercial contractors.

CURRENT OPERATING CONDITIONS AND OUTLOOK

For the second quarter of 2019, actual U.S. total housing starts were 0.4 million, a 0.2% decrease compared to the second quarter of 2018. Actual U.S. single-family starts were 0.2 million in the second quarter of 2019, a 6.2% decrease compared to the same quarter a year ago. For the six months ended June 30, 2019 actual U.S. total housing starts were 0.6 million, a 3.7% decrease compared to the six months ended June 30, 2018. Actual U.S. single-family starts were 0.4 million in the first six months of 2019, a 4.9% decrease compared to the same period a year ago.  A composite of third party sources, including the NAHB, are forecasting 1.3 million U.S. total housing starts for the full year 2019, an increase of 1.2% from 2018, and 0.9 million U.S single family housing starts, a decrease of 0.4% from 2018. In addition, in its March 2019 semi-annual forecast, the Home Improvement Research Institute (“HIRI”) forecasted sales in the professional repair and remodel end market to increase approximately 6.0% in 2019 compared to 2018.

Our net sales for the second quarter of 2019 decreased 8.9% from the same period last year. Commodity price deflation decreased our sales in the second quarter of 2019 by 11.3%. Excluding the impact of commodity price deflation, we achieved 2.4% sales growth in the second quarter of 2019.  Our single-family and multi-family segments grew primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories. However, sales growth in the single-family and multi-family segments was partially offset by a decline in the repair and remodel/other end market in the second quarter of 2019. Our gross margin percentage increased by 3.5% during the second quarter of 2019 compared to the second quarter of 2018. This increase in gross margin percentage was primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the second quarter of 2018. Our selling, general and administrative expenses, as a percentage of net sales, were 21.1% in the second quarter of 2019, a 2.4% increase from 18.7% in the second quarter of 2018. This increase was largely due to the effects of commodity price deflation on our net sales and an increase in variable compensation related to our increased gross margin in the second quarter of 2019 over the second quarter of 2018.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the first and second quarters of the year due to higher sales during the peak residential construction season. These increases may result in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Generally, collection of receivables and reduction in inventory levels following the peak building and construction season positively impact cash flow.

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2019 and 2018, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.8%	76.3%	72.9%	76.1%
Gross margin	27.2%	23.7%	27.1%	23.9%
Selling, general and administrative expenses	21.1%	18.7%	21.8%	19.8%
Income from operations	6.1%	5.0%	5.3%	4.1%
Interest expense, net	1.6%	1.4%	1.5%	1.5%
Income tax expense	1.0%	0.9%	0.9%	0.5%
Net income	3.5%	2.7%	2.9%	2.1%

Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Net Sales. Net sales for the three months ended June 30, 2019 were $1,904.5 million, an 8.9% decrease from net sales of $2,089.9 million for the three months ended June 30, 2018. Commodity price deflation decreased our sales in the second quarter of 2019 by 11.3%. Excluding the impact of commodity price deflation, we achieved 2.4% sales growth in the second quarter of 2019. Our single-family and multi-family segments grew primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories. However, sales growth in the single-family and multi-family segments was partially offset by a decline in the repair and remodel/other end market in the second quarter of 2019.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2019		2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$601.5	31.6%	$811.2	38.8%	(25.8)%
Manufactured products	374.3	19.7%	370.9	17.7%	0.9%
Windows, doors & millwork	391.0	20.5%	375.5	18.0%	4.1%
Gypsum, roofing & insulation	138.4	7.3%	141.3	6.8%	(2.0)%
Siding, metal & concrete products	191.3	10.0%	189.5	9.1%	0.9%
Other building products & services	208.0	10.9%	201.5	9.6%	3.2%
Net sales	$1,904.5	100.0%	$2,089.9	100.0%	(8.9)%

The decrease in net sales in our lumber and lumber sheet goods categories resulted from the impact of commodity price deflation in the second quarter of 2019 compared to the prior year.  We achieved increased sales in our remaining product categories, other than gypsum, roofing and insulation, due to higher sales volume.

Gross Margin. Gross margin increased $20.8 million to $517.2 million. Our gross margin percentage increased to 27.2% in the second quarter of 2019 from 23.7% in the second quarter of 2018, a 3.5% increase. Our gross margin percentage increase was primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the second quarter of 2018.

Selling, General and Administrative Expenses.  In the second quarter of 2019, selling, general and administrative expenses increased $9.7 million, or 2.5% and as a percentage of sales increased to 21.1% from 18.7% in the second quarter of 2018. This increase was primarily due to increases in variable compensation, including commissions and incentives, related to our increased gross margin. The increase as a percentage of net sales was also attributable to the effect of commodity price deflation on our net sales.

Interest Expense, Net. Interest expense was $29.4 million in the second quarter of 2019, an increase of $0.4 million from the second quarter of 2018. Interest expense for the second quarter of 2019 includes $4.3 million in one-time charges related to the debt financing transactions executed in that period. However, these one-time charges and the effect of higher interest rates were mostly offset by reduced interest expense attributable to lower outstanding debt balances in the second quarter of 2019 compared to the second quarter of 2018.

Income Tax Expense. We recorded income tax expense of $19.7 million and $19.0 million in the second quarters of 2019 and 2018, respectively. Our effective tax rate was 22.8% and 25.1% in the second quarters of 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net Sales. Net sales for the six months ended June 30, 2019 were $3,535.8 million, a 6.7% decrease over net sales of $3,790.3 million for the six months ended June 30, 2018. Commodity price deflation decreased our sales in the first six months of 2019 by 10.4%, while one less selling day decreased sales by 0.7%.  Excluding the impact of commodity price deflation and the impact of one less selling day, we achieved 4.4% sales growth in the single-family, multi-family and repair and remodel/other end markets primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories.

The following table shows net sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2019		2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,119.2	31.7%	$1,455.0	38.4%	(23.1)%
Manufactured products	691.7	19.6%	665.1	17.5%	4.0%
Windows, doors & millwork	744.4	21.1%	707.7	18.7%	5.2%
Gypsum, roofing & insulation	259.3	7.3%	254.1	6.7%	2.0%
Siding, metal & concrete products	341.2	9.6%	331.7	8.8%	2.9%
Other building products & services	380.0	10.7%	376.7	9.9%	0.9%
Net sales	$3,535.8	100.0%	$3,790.3	100.0%	(6.7)%

The decrease in net sales in our lumber and lumber sheet goods categories resulted from the impact of commodity price deflation in the first six months of 2019 compared to the prior year.  We achieved increased sales in our remaining product categories due to higher sales volume.

Gross Margin. Gross margin increased $51.8 million to $959.1 million. Our gross margin percentage increased to 27.1% in the first six months of 2019 from 23.9% in the first six months of 2018, a 3.2% increase. Our gross margin percentage increase was primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the six months ended June 30, 2018.

Selling, General and Administrative Expenses.  For the six months ended June 30, 2019, selling, general and administrative expenses increased $20.9 million, or 2.8% and as a percentage of sales increased to 21.8% from 19.8% in the first six months of 2018. This increase was primarily due to increases in variable compensation, including commissions and incentives, related to our increased gross margin as well as an increase in insurance costs. The increase as a percentage of net sales was also attributable to the effect of commodity price deflation on our net sales.

Interest Expense, Net. Interest expense was $54.3 million for the six months ended June 30, 2019, a decrease of $1.4 million compared to the six months ended June 30, 2018. This decrease in interest expense is primarily due to lower outstanding debt balances during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. However, this decrease was partially offset by $3.6 million in one-time charges related to the debt financing transactions executed in the first six months of 2019 as well as the effect of higher interest rates.

Income Tax Expense. We recorded income tax expense of $30.9 million and $21.2 million for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate was 23.2% and 21.0% in the first six months of 2019 and 2018, respectively.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 10 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended June 30,
	Net sales					Income before income taxes
	2019	% of net sales	2018	% of net sales	% change	2019	% of net sales	2018	% of net sales	% change
Northeast	$350,671	19.0%	$357,258	17.6%	(1.8)%	$18,674	5.3%	$12,110	3.4%	54.2%
Southeast	419,085	22.7%	454,734	22.4%	(7.8)%	24,281	5.8%	16,266	3.6%	49.3%
South	476,577	25.9%	538,168	26.6%	(11.4)%	29,117	6.1%	23,435	4.4%	24.2%
West	596,981	32.4%	676,374	33.4%	(11.7)%	35,203	5.9%	39,558	5.8%	(11.0)%
	$1,843,314	100.0%	$2,026,534	100.0%		$107,275	5.8%	$91,369	4.5%

	Six months ended June 30,
	Net sales					Income before income taxes
	2019	% of net sales	2018	% of net sales	% change	2019	% of net sales	2018	% of net sales	% change
Northeast	$637,268	18.6%	$641,650	17.4%	(0.7)%	$25,450	4.0%	$13,253	2.1%	92.0%
Southeast	808,564	23.7%	844,187	23.0%	(4.2)%	41,349	5.1%	27,839	3.3%	48.5%
South	937,656	27.4%	1,006,615	27.4%	(6.9)%	58,259	6.2%	43,466	4.3%	34.0%
West	1,038,313	30.3%	1,184,933	32.2%	(12.4)%	33,978	3.3%	45,562	3.8%	(25.4)%
	$3,421,801	100.0%	$3,677,385	100.0%		$159,036	4.6%	$130,120	3.5%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the second quarter of 2019 decreased 19.8%, 6.2%, 3.5% and 8.0% in the Northeast, Midwest, South and West regions, respectively, compared to the second quarter of 2018. For the second quarter of 2019, our net sales declined in all of our reportable segments primarily due to the impact of commodity price deflation in the second quarter of 2019 compared to the second quarter of 2018. We achieved increased profitability in our Northeast, Southeast and South reportable segments largely due to the decline in the cost of commodities relative to our customer pricing commitments as well as continued pricing discipline and growth in value-added products. However, profitability declined in our West reportable segment largely due to the impact of commodity price deflation offsetting the improvement in gross margin percentage.

According to the U.S. Census Bureau, actual single-family housing starts in the first six months of 2019 decreased 13.5%, 8.3% and 13.4% in the Northeast, Midwest and West regions, respectively, compared to the first six months of 2018. However, single-family housing starts increased 1.0% in the South region over the same period. For the six months ended June 30, 2019, our net sales declined in all of our reportable segments primarily due to the impact of commodity price deflation in the first six months of 2019 compared to the first six months of 2018. We achieved increased profitability in our Northeast, Southeast and South reportable segments largely due to the decline in the cost of commodities relative to our customer pricing commitments as well as continued pricing discipline and growth in value-added products. However, profitability declined in our West reportable segment largely due the impact of commodity price deflation offsetting the improvement in gross margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at June 30, 2019 consist of cash on hand and borrowing availability under our 2023 facility.

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

The following table shows our borrowing base and excess availability as of June 30, 2019 and December 31, 2018 (in millions):

	As of
	June 30, 2019	December 31, 2018
Accounts Receivable Availability	$483.3	$431.9
Inventory Availability	409.5	395.4
Other Receivables Availability	29.6	18.8
Gross Availability	922.4	846.1
Less:
Agent Reserves	(23.4)	(25.5)
Plus:
Cash in Qualified Accounts	9.4	26.0
Borrowing Base	908.4	846.6
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	846.6
Less:
Outstanding Borrowings	(73.0)	(179.0)
Letters of Credit	(82.2)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$744.8	$585.4

As of June 30, 2019, we had $73.0 million in outstanding borrowings under our 2023 facility and our net excess borrowing availability was $744.8 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2019.

Liquidity

Our liquidity at June 30, 2019 was $755.3 million, which consists of net borrowing availability under the 2023 facility and cash on hand.

We have substantial indebtedness following our historical acquisitions, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

Cash provided by operating activities was $178.8 million for the six months ended June 30, 2019 compared to cash used in operating activities of $169.0 million for the six months ended June 30, 2018. The $347.7 million increase in cash provided by operations was largely the result of our working capital increase of $326.2 million in the first six months of 2018 exceeding the working capital increase of $2.0 million for the first six months of 2019. This change in working capital was primarily due to the timing and impact of changes in commodity prices on the value of cash received from customers, inventory purchases and cash paid to vendors in the first six months of 2018 compared to the first six months of 2019.

Cash used in investing activities was $40.8 million and $48.9 million for the six months ended June 30, 2019 and 2018, respectively. This decrease in cash used in investing activities was primarily due to the timing of capital expenditures in the first six months of 2019 compared to the first six months of 2018.

Cash used in financing activities was $137.6 million for the six months ended June 30, 2019 compared to cash provided by financing activities of $173.5 million for the six months ended June 30, 2018. Cash used in financing activities for the first six months of 2019 was primarily due to $423.7 million in long-term debt repayments, largely consisting of $301.2 million in repayments of the 2024 term loan and $116.5 million in cash repayments of our 2024 notes. These payments were mostly offset by proceeds received from the issuance of $400.0 million in aggregate principal amount of 2027 notes. In connection with the issuance of 2027 notes and the amendment of our 2023 facility we paid $7.3 million in debt issuance costs. In addition, we had $106.0 million in net repayments on our 2023 facility largely attributable to the increase in operating cash flows during the current year. Cash provided by financing activities for the first six months of 2018 were primarily due to $183.0 million in net borrowings on the 2023 facility.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes and 2027 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2023 facility would result in approximately $0.7 million in additional interest expense annually as we had $73.0 million in outstanding borrowings as of June 30, 2019. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $1.6 million in additional interest expense annually as of June 30, 2019.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Other than as described below, there were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018.

The interest rates on our 2023 facility and 2024 term loan may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”)

Interest rates on borrowings under our 2023 facility and 2024 term loan may be based on LIBOR. In July 2017, the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. The phase out of LIBOR may have an adverse impact on the cost of our borrowings under our 2023 facility and 2024 term loan.

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

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2017, File Number 0-51357)

4.1

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

4.2

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.1

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 29, 2019, File Number 0-51357)

10.2

Purchase Agreement, dated as of May 22, 2019, by and among Builders FirstSource, Inc., as issuer, certain of its subsidiaries, as guarantors, and Credit Suisse Securities (USA) LLC, as the initial purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 24, 2019, File Number 0-51357)

10.3

Notes Collateral Agreement, dated as of May 30, 2019, among  Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

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

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by M. Chad Crow as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101.1*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 2, 2019 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

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

August 2, 2019

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 2, 2019

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 2, 2019