Form 10-Q
period 2019-09-30
Builders FirstSource, Inc.
filed 2019-11-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 30, 2019 was 115,786,770.

BUILDERS FIRSTSOURCE, INC.

PART I  — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)
	(In thousands, except per share amounts)
Sales	$1,981,035	$2,118,467	$5,516,858	$5,908,791
Cost of sales	1,439,893	1,595,686	4,016,585	4,478,630
Gross margin	541,142	522,781	1,500,273	1,430,161
Selling, general and administrative expenses	411,510	400,993	1,183,105	1,151,670
Income from operations	129,632	121,788	317,168	278,491
Interest expense, net	27,788	29,106	82,071	84,805
Income before income taxes	101,844	92,682	235,097	193,686
Income tax expense	23,714	19,354	54,655	40,516
Net income	$78,130	$73,328	$180,442	$153,170
Comprehensive income	$78,130	$73,328	$180,442	$153,170
Net income per share:
Basic	$0.68	$0.64	$1.56	$1.34
Diluted	$0.67	$0.63	$1.54	$1.31
Weighted average common shares:
Basic	115,732	114,707	115,639	114,480
Diluted	117,154	116,456	116,870	116,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2019	2018
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,271	$10,127
Accounts receivable, less allowances of $14,280 and $13,054 at September 30, 2019 and December 31, 2018, respectively	721,134	654,170
Other receivables	49,526	68,637
Inventories, net	581,543	596,896
Other current assets	34,603	43,921
Total current assets	1,430,077	1,373,751
Property, plant and equipment, net	696,154	670,075
Operating lease right-of-use assets, net	286,971	—
Goodwill	754,765	740,411
Intangible assets, net	101,303	103,154
Deferred income taxes	5,055	22,766
Other assets, net	23,434	22,152
Total assets	$3,297,759	$2,932,309
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$499,360	$423,168
Accrued liabilities	289,735	292,526
Current portion of operating lease liabilities	60,280	—
Current maturities of long-term debt	14,370	15,565
Total current liabilities	863,745	731,259
Noncurrent portion of operating lease liabilities	232,475	—
Long-term debt, net of current maturities, debt discount, premium and issuance costs	1,350,467	1,545,729
Deferred income taxes	18,836	—
Other long-term liabilities	53,235	58,983
Total liabilities	2,518,758	2,335,971
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 115,767 and 115,078 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,158	1,151
Additional paid-in capital	570,373	560,221
Retained earnings	207,470	34,966
Total stockholders' equity	779,001	596,338
Total liabilities and stockholders' equity	$3,297,759	$2,932,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$180,442	$153,170
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	71,771	72,691
Amortization of debt discount, premium and issuance costs	3,060	3,479
Loss on extinguishment of debt, net	4,654	—
Deferred income taxes	36,547	35,829
Stock compensation expense	9,380	9,929
Net gain on sale of assets and asset impairments	(1,502)	(480)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(41,083)	(151,092)
Inventories	22,263	(86,639)
Other current assets	8,968	(1,786)
Other assets and liabilities	1,756	1,442
Accounts payable	73,913	(12,792)
Accrued liabilities	(9,905)	(14,219)
Net cash provided by operating activities	360,264	9,532
Cash flows from investing activities:
Purchases of property, plant and equipment	(77,937)	(78,693)
Proceeds from sale of property, plant and equipment	5,474	1,890
Cash used for acquisitions	(33,931)	—
Net cash used in investing activities	(106,394)	(76,803)
Cash flows from financing activities:
Borrowings under revolving credit facility	885,000	1,243,000
Repayments under revolving credit facility	(1,064,000)	(1,189,000)
Proceeds from long-term debt and other loans	478,375	3,818
Repayments of long-term debt and other loans	(502,062)	(11,173)
Payments of debt extinguishment costs	(2,301)	—
Payments of loan costs	(8,566)	—
Exercise of stock options	3,220	2,394
Repurchase of common stock	(10,392)	(4,855)
Net cash provided by (used in) financing activities	(220,726)	44,184
Net change in cash and cash equivalents	33,144	(23,087)
Cash and cash equivalents at beginning of the period	10,127	57,533
Cash and cash equivalents at end of the period	$43,271	$34,446

Supplemental disclosure of non-cash activities

Purchases of property, plant and equipment included in accounts payable were $2.1 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company purchased equipment which was financed through finance lease obligations of $11.7 million and capital lease obligations of $9.0 million in the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid	Retained Earnings
	Common Stock		in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209
Vesting of restricted stock units	766	7	(7)	—	—
Stock compensation expense	—	—	2,890	—	2,890
Exercise of stock options	517	5	2,036	—	2,041
Shares withheld for restricted stock units vested	(236)	(2)	(4,853)	—	(4,855)
Cumulative effect adjustment	—	—	—	1,468	1,468
Net income	—	—	—	23,220	23,220
Balance at March 31, 2018	114,619	1,146	546,832	(147,005)	400,973
Vesting of restricted stock units	6	1	(1)	—	—
Stock compensation expense	—	—	3,538	—	3,538
Exercise of stock options	46	—	338	—	338
Net income	—	—	—	56,622	56,622
Balance at June 30, 2018	114,671	$1,147	$550,707	$(90,383)	$461,471
Vesting of restricted stock units	49	—	—	—	—
Stock compensation expense	—	—	3,501	—	3,501
Exercise of stock options	5	—	15	—	15
Net income	—	—	—	73,328	73,328
Balance at September 30, 2018	114,725	$1,147	$554,223	$(17,055)	$538,315

Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338
Vesting of restricted stock units	662	7	(7)	—	—
Stock compensation expense	—	—	2,659	—	2,659
Exercise of stock options	59	—	216	—	216
Shares withheld for restricted stock units vested	(196)	(2)	(2,448)	—	(2,450)
Net income	—	—	—	35,708	35,708
Balance at March 31, 2019	115,603	1,156	560,641	70,674	632,471
Vesting of restricted stock units	11	—	—	—	—
Stock compensation expense	—	—	3,379	—	3,379
Exercise of stock options	266	3	1,674	—	1,677
Net income	—	—	—	66,604	66,604
Balance at June 30, 2019	115,880	$1,159	$565,694	$137,278	$704,131
Vesting of restricted stock units	59	—	—	—	—
Repurchase of common stock (1)	(460)	(4)	—	(7,938)	(7,942)
Stock compensation expense	—	—	3,342	—	3,342
Exercise of stock options	288	3	1,337	—	1,340
Net income	—	—	—	78,130	78,130
Balance at September 30, 2019	115,767	$1,158	$570,373	$207,470	$779,001

(1) During the three and nine months ended September 30, 2019 we repurchased and retired 460,000 shares of our common stock at an average price of $17.24 per share for $7.9 million pursuant to the repurchase program authorized by our board of directors in February 2019. The primary purpose of the repurchase program is to offset dilution from employee stock awards.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers.  The Company operates approximately 400 locations in 40 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

2. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Lumber & lumber sheet goods	$605,494	$818,693	$1,724,670	$2,273,761
Manufactured products	401,245	385,894	1,092,896	1,050,963
Windows, doors & millwork	407,397	372,453	1,151,836	1,080,120
Gypsum, roofing & insulation	149,676	146,648	408,983	400,797
Siding, metal & concrete products	201,068	196,591	542,275	528,290
Other building products & services	216,155	198,188	596,198	574,860
Net sales	$1,981,035	$2,118,467	$5,516,858	$5,908,791

Information regarding disaggregation of sales by segment is discussed in Note 13 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of September 30, 2019 or December 31, 2018. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $48.3 million and $42.1 million as of September 30, 2019 and December 31, 2018, respectively.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$78,130	$73,328	$180,442	$153,170

Denominator:
Weighted average shares outstanding, basic	115,732	114,707	115,639	114,480
Dilutive effect of options and RSUs	1,422	1,749	1,231	2,134
Weighted average shares outstanding, diluted	117,154	116,456	116,870	116,614

Net income per share:
Basic	$0.68	$0.64	$1.56	$1.34
Diluted	$0.67	$0.63	$1.54	$1.31

Antidilutive and contingent options and RSUs excluded from diluted EPS	151	1,035	488	578

4. Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
2023 facility (1)	$—	$179,000
2024 notes	503,923	696,361
2024 term loan (2)	157,075	458,250
2027 notes	475,000	—
Other finance obligations (Note 5)	222,606	227,071
Finance lease obligations (Note 5)	18,915	16,445
d	1,377,519	1,577,127
Unamortized debt discount/premium and debt issuance costs	(12,682)	(15,833)
d	1,364,837	1,561,294
Less: current maturities of long-term debt	14,370	15,565
Long-term debt, net of current maturities	$1,350,467	$1,545,729

(1)	The weighted average interest rate was 4.4% and 3.9% as of September 30, 2019 and December 31, 2018, respectively.
(2)	The weighted average interest rate was 5.6% and 5.2% as of September 30, 2019 and December 31, 2018, respectively.

2019 Debt Transactions

During the nine months ended September 30, 2019, the Company executed several debt transactions which are described in more detail below. These transactions include: (i) open market purchases of our 5.625% senior secured notes due 2024 (“2024 notes”), (ii) extension of the maturity of our $900.0 million revolving credit facility (“2023 facility”) and (iii) privately negotiated purchases of our 2024 notes and a partial repayment of our senior secured term loan facility due 2024 (“2024 term loan”) with the proceeds from the issuance of 6.75% senior secured notes due 2027 (“2027 notes”).  These transactions collectively have extended our debt maturity profile and reduced the amount of long-term debt outstanding.

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

Second Quarter 2019 Refinancing Transactions

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

Third Quarter 2019 Refinancing Transactions

In July 2019, we completed a private offering of an additional $75.0 million in aggregate principal amount of 2027 notes at an issue price of 104.5% of their par value. The proceeds from the issuance of the 2027 notes were used together with cash on hand to redeem an additional $75.0 million in aggregate principal amount of 2024 notes and to pay related transaction fees and expenses.

The additional $3.4 million in proceeds received in excess of par value represents a debt premium which has been recorded as an increase to long-term debt. In connection with the issuance of the additional 2027 notes, we incurred $1.3 million of various third-party fees and expenses which have been recorded as a reduction to long-term debt. These third party costs and the debt premium will be amortized over the contractual life of the 2027 notes using the effective interest method.

The redemption of the 2024 notes was considered to be an extinguishment. As such, we recognized a loss on extinguishment of $3.1 million. Of this loss, $2.2 million was attributable to the call premium paid to the lenders and $0.9 million was attributable to the write-off of unamortized debt issuance costs associated with the extinguished 2024 notes.

Senior Secured Notes due 2027

As of September 30, 2019, we have $475.0 million outstanding in aggregate principal amount of the 2027 notes which mature on June 1, 2027. Interest accrues on the 2027 notes at a rate of 6.75% per annum and is payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2019.

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

Fair Value

As of September 30, 2019 and December 31, 2018, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2024 notes, 2024 term loan and 2023 facility at amortized cost. The fair values of the 2027 notes, 2024 notes and the 2024 term loan at September 30, 2019 were approximately $512.1 million, $526.1 million and $157.6 million, respectively, and were determined using Level 2 inputs based on market prices.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2019.

5. Leases and Other Finance Obligations

We lease certain land, buildings, rolling stock and other types of equipment for use in our operations. These leases typically have initial terms ranging from one to 15 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options generally have terms ranging from one to five years. We also lease certain properties from related parties, including current employees and non-affiliate stockholders. Leases with related parties are not significant as of or for the nine months ended September 30, 2019 or 2018.

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

In addition, we have residual value guarantees on certain equipment leases. Under these leases, we have the option of (a) purchasing the equipment at the end of the lease term, (b) arranging for the sale of the equipment to a third party, or (c) returning the equipment to the lessor to sell the equipment. If the sales proceeds in any case are less than the residual value, we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. If the sales proceeds exceed the residual value, we are entitled to all of such excess amounts. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $4.9 million as of September 30, 2019. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, these guarantees have not been recognized in the calculation of our right-of-use assets and lease liabilities. Our lease agreements do not impose any significant restrictions or covenants on us. As of September 30, 2019, we had future lease payments of $3.1 million related to leases which have been signed, but have not yet commenced. As such, these lease payments are not reflected on our condensed consolidated balance sheet as of September 30, 2019.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

September 30, 2019
Assets
Operating lease right-of-use assets, net	$286,971
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	28,747
Total right-of-use assets	$315,718
Liabilities
Current
Current portion of operating lease liabilities	$60,280
Current portion of finance lease liabilities (included in current maturities of long-term debt)	10,330
Noncurrent
Noncurrent portion of operating lease liabilities	$232,475
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	8,585
Total lease liabilities	$311,670

Total lease costs consisted of the following (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease costs*	$21,153	$63,255
Finance lease costs:
Amortization of finance lease right-of-use assets	1,353	3,686
Interest on finance lease liabilities	294	810
Variable lease costs	3,484	11,566
Total lease costs	$26,284	$79,317

*	Includes short-term lease costs and sublease income which were not material for the three and nine months ended September 30, 2019.

Future maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases
2019 (from October 1, 2019)	$3,448	$20,301
2020	9,658	74,964
2021	5,496	66,168
2022	1,507	51,749
2023	—	38,723
Thereafter	—	108,577
Total lease payments	20,109	360,482
Less: amount representing interest	(1,194)	(67,727)
Present value of lease liabilities	18,915	292,755
Less: current portion	(10,330)	(60,280)
Long-term lease liabilities, net of current portion	$8,585	$232,475

Weighted average lease terms and discount rates as of September 30, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	2.0
Weighted average discount rate
Operating leases	6.7%
Finance leases	5.9%

Future maturities of lease obligations as of December 31, 2018 were as follows (in thousands):

	Capital Leases	Operating Leases
2019	$10,784	$77,297
2020	5,392	63,633
2021	1,242	51,804
2022	—	37,054
2023	—	23,327
Thereafter	—	57,000
Total minimum lease payments	17,418	$310,115
Less: amount representing interest	(973)
Present value of lease liabilities	16,445
Less: current portion	(10,039)
Long-term lease liabilities, net of current portion	$6,406

The following table presents cash paid for amounts included in the measurement of lease liabilities as well supplemental noncash information (in thousands):

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$60,977
Operating cash flows from finance leases	810
Financing cash flows from finance leases	8,181
Right-of-use assets obtained in exchange for new operating lease liabilities	64,632
Right-of-use assets obtained in exchange for new finance lease liabilities	11,653

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 140 individual property lease agreements with a single lessor as of September 30, 2019. These lease agreements have initial terms ranging from nine to 15 years (expiring through 2021) and renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of September 30, 2019, other finance obligations consist of $222.6 million, with cash payments of $15.8 million for the nine months ended September 30, 2019. These other finance obligations are included on the condensed consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the condensed consolidated balance sheet.

Future maturities for other finance obligations as of September 30, 2019 were as follows (in thousands):

2019 (from October 1, 2019)	$4,558
2020	18,094
2021	17,628
2022	17,475
2023	17,484
Thereafter	218,275
Total	$293,514

6. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Land	$198,165	$198,304
Buildings and improvements	366,593	358,411
Machinery and equipment	413,302	403,765
Furniture, fixtures and computer equipment	88,385	78,910
Construction in progress	29,448	20,810
Finance lease right-of-use assets	32,339	—
Property, plant and equipment	1,128,232	1,060,200
Less: accumulated depreciation	432,078	390,125
Property, plant and equipment, net	$696,154	$670,075

Depreciation expense was $20.3 million and $19.1 million, of which $5.0 million and $4.8 million was included in cost of sales, for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense was $60.0 million and $55.2 million, of which $14.7 million and $13.9 million was included in cost of sales, for the nine months ended September 30, 2019 and 2018, respectively.

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

	September 30,	December 31,
	2019	2018*
	(In thousands)
Land	$118,683	$118,677
Buildings and improvements	137,050	142,345
Machinery and equipment	—	27,188
Assets held under other finance obligations	255,733	288,210
Less: accumulated amortization	17,713	21,786
Assets held under other finance obligations, net	$238,020	$266,424

*

Totals as of December 31, 2018 included assets which, under previous guidance, were held under capital leases. As of September 30, 2019 these assets are now presented as finance lease right-of-use assets as reflected in the table above.

7. Business Combination

On July 1, 2019, we acquired certain assets and the operations of Sun State Components (“Sun State”) for $42.5 million in cash. This acquisition was funded with a combination of cash on hand and borrowings under our 2023 facility. Sun State is comprised of three truss locations, which are located in Las Vegas, Nevada; Surprise, Arizona; and Kingman, Arizona. Sun State manufactures roof trusses and floor trusses and distributes lumber and related products to residential homebuilders and commercial contractors.

This transaction was accounted for by the acquisition method, and accordingly the results of operations has been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $10.0 million, primarily related to customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

Pro forma results of operations as well as net sales and income attributable to Sun State are not presented as this acquisition did not have a material impact on our results of operations. We did not incur any significant acquisition related costs attributable to this transaction.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$5,721
Inventory	6,909
Other current assets	83
Property, plant and equipment (includes finance lease right-of-use assets)	8,177
Operating lease right-of-use assets	4,180
Goodwill (Note 8)	14,354
Intangible assets (Note 9)	9,950
Total assets acquired	49,374
Accounts payable and accrued liabilities	(9,146)
Operating lease liabilities	(4,180)
Finance lease liabilities	(2,117)
Total liabilities assumed	(15,443)
Total net assets acquired	$33,931

In connection with the acquisition of Sun State, we entered into real estate leases with the sellers for Sun State’s three operating locations. Of the $42.5 million in cash consideration, $33.9 million was paid to the sellers at closing with the remaining amount payable to the sellers on the first anniversary of the acquisition date. The remaining amount payable to the sellers is included in accounts payable and accrued liabilities in the table above.

8. Goodwill

The following table sets forth the change in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2019 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2018
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	286,135	297,592	740,411
Acquisition	—	—	—	14,354	14,354
Balance as of September 30, 2019
Goodwill	$97,102	$60,691	$329,662	$311,946	$799,401
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$60,076	$286,135	$311,946	$754,765

In 2019, the change in the carrying amount of goodwill is attributable to our acquisition of Sun State. The amount allocated to goodwill is attributable to the assembled workforce of Sun State as well as expected growth from the new markets we entered into as a result of the Sun State acquisition. All of the goodwill recognized from this acquisition is expected to be deductible for tax purposes and will be amortized ratably over a 15-year period for tax purposes.

9. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$158,645	$(73,421)	$149,045	$(63,187)
Trade names	51,361	(35,603)	51,361	(34,065)
Non-compete agreements	1,729	(1,408)	1,379	(1,379)
Favorable lease intangibles	—	—	6,409	(6,409)
Total intangible assets	$211,735	$(110,432)	$208,194	$(105,040)
Unfavorable lease obligations (included in Accrued liabilities and Other long-term liabilities)	$—	$—	$(19,597)	$19,597

In connection with the acquisition of Sun State, we recorded intangible assets of $10.0 million, which includes $9.6 million of customer relationships and $0.4 million of non-compete agreements. The weighted average useful lives of the acquired assets are 7.2 years in total, 7.3 years for customer relationships and 5.0 years for non-compete agreements, respectively.

During the three and nine months ended September 30, 2019, we recorded net amortization expense in relation to the above-listed intangible assets of $4.1 million and $11.8 million, respectively. During the three and nine months ended September 30, 2018, we recorded net amortization expense in relation to the above-listed intangible assets of $6.0 million and $17.5 million, respectively.

The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2019 (from October 1, 2019)	$3,918
2020	14,958
2021	13,533
2022	12,351
2023	11,280
Thereafter	45,263
Total future net intangible amortization expense	$101,303

10. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2019, our board of directors granted 751,000 RSUs to employees and eligible directors under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 618,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 73,000 of the RSUs cliff vest on the fourth anniversary of the grant date and 60,000 of the RSUs cliff vest on the first anniversary of the grant date. The weighted average grant date fair value for these RSUs was $14.20 per unit, which was based on the closing stock price on the grant date.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2019, our board of directors granted 397,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital (“ROIC”) over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $14.42 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

11. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	4.5	5.0	4.4	5.0
Stock compensation windfall benefit	(0.8)	—	(0.5)	(2.2)
Permanent differences - credits	(2.2)	(6.3)	(2.4)	(3.9)
Permanent differences and other	0.8	1.2	0.7	1.0
	23.3%	20.9%	23.2%	20.9%

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

12. Commitments and Contingencies

As of September 30, 2019, we had outstanding letters of credit totaling $82.2 million under our 2023 facility that principally support our self-insurance programs.

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

13. Segment Information

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

The following tables present net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended September 30, 2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$359,972	$3,267	$5,323	$19,639
Southeast	416,994	3,193	5,370	23,388
South	473,473	4,747	5,463	29,639
West	660,779	7,247	9,998	39,475
Total reportable segments	1,911,218	18,454	26,154	112,141
All other	69,817	5,928	1,634	(10,297)
Total consolidated	$1,981,035	$24,382	$27,788	$101,844

	Three months ended September 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$357,184	$3,390	$6,453	$13,462
Southeast	455,565	3,053	6,958	19,951
South	538,373	5,271	6,946	33,553
West	701,126	6,979	11,354	38,924
Total reportable segments	2,052,248	18,693	31,711	105,890
All other	66,219	6,411	(2,605)	(13,208)
Total consolidated	$2,118,467	$25,104	$29,106	$92,682

	Nine months ended September 30, 2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$996,952	$9,730	$15,717	$45,224
Southeast	1,225,558	9,339	16,516	64,737
South	1,409,106	14,486	17,230	87,663
West	1,697,989	20,237	28,032	73,550
Total reportable segments	5,329,605	53,792	77,495	271,174
All other	187,253	17,979	4,576	(36,077)
Total consolidated	$5,516,858	$71,771	$82,071	$235,097

	Nine months ended September 30, 2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$997,701	$10,074	$17,978	$26,922
Southeast	1,299,752	8,561	19,354	47,790
South	1,541,656	15,403	19,562	76,769
West	1,884,624	20,077	30,875	84,517
Total reportable segments	5,723,733	54,115	87,769	235,998
All other	185,058	18,576	(2,964)	(42,312)
Total consolidated	$5,908,791	$72,691	$84,805	$193,686

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

14. Related Party Transactions

Certain members of the Company’s board of directors also serve on the board of directors of one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the nine months ended September 30, 2019 or 2018.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the nine months ended September 30, 2019 or 2018.

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

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 400 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 13 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.3 million and 0.9 million, respectively, as of September 30, 2019. However, both total and single-family housing starts remain below the normalized historical annual averages (from 1959 through 2018) of 1.5 million and 1.1 million, respectively. Due to the lower levels in housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will continue to trend towards recovering to the historical average. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. While the rate of market growth has recently eased, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

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

•

Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in order to realize increased efficiency, overcome skilled construction labor shortages and improve quality. Shortening cycle time from start to completion is a key imperative of the homebuilders during periods of strong consumer demand. We continue to see the demand for prefabricated components increasing within the residential new construction market as the availability of skilled construction labor remains limited.

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

•

Housing Affordability. The affordability of housing can be a key driver in demand for our products. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, the supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices could result in changes to the affordability of homes. As a result, homebuyer demand may shift towards smaller, or larger, homes creating fluctuations in demand for our products.

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

•

Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.

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

RECENT DEVELOPMENTS

During the nine months ended September 30. 2019, the Company executed several debt transactions, including extending the maturity of our $900.0 million revolving credit facility (“2023 facility”), redemption of $192.4 million in aggregate principal amount of our 5.625% senior secured notes due 2024 (“2024 notes”), and repayment of $301.2 million of our senior secured term loan facility due 2024 (“2024 term loan”). The repayments of our 2024 notes and 2024 term loan were funded with the proceeds from the issuance of $475.0 million in aggregate principal amount of our 6.75% senior secured notes due 2027 (“2027 notes”) and cash on hand. Collectively, these transactions have extended our debt maturity profile and reduced the amount of long-term debt outstanding.

These transactions are described in Note 4 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

On July 1, 2019, we acquired certain assets and the operations of Sun State Components (“Sun State”) for $42.5 million in cash. Sun State is comprised of three truss locations, which are located in Las Vegas, Nevada; Surprise, Arizona; and Kingman, Arizona. Sun State manufactures roof trusses and floor trusses and distributes lumber and related products to residential homebuilders and commercial contractors.

CURRENT OPERATING CONDITIONS AND OUTLOOK

For the third quarter of 2019, actual U.S. total housing starts were 0.3 million, a 4.1% increase compared to the third quarter of 2018. Actual U.S. single-family starts were 0.2 million in the third quarter of 2019, a 3.7% increase compared to the same quarter a year ago. For the nine months ended September 30, 2019 actual U.S. total housing starts were 1.0 million, a 1.3% decrease compared to the nine months ended September 30, 2018. Actual U.S. single-family starts were 0.7 million in the first nine months of 2019, a 1.8% decrease compared to the same period a year ago.  A composite of third party sources, including the NAHB, are forecasting 1.3 million U.S. total housing starts for the full year 2019, an increase of 0.8% from 2018, and 0.9 million U.S single family housing starts, a decrease of 0.1% from 2018. In addition, in its September 2019 semi-annual forecast, the Home Improvement Research Institute (“HIRI”) forecasted sales in the professional repair and remodel end market to increase approximately 4.5% in 2019 compared to 2018.

Our net sales for the third quarter of 2019 decreased 6.5% from the same period last year. Commodity price deflation decreased our sales in the third quarter of 2019 by an estimated 17.4%. In the third quarter of 2019, we had one additional selling day compared to the third quarter of 2018, which increased sales by 1.5%. Excluding the impact of commodity price deflation and the additional selling day, we achieved 9.4% sales growth in the single-family, multi-family and repair and remodel/other end markets, primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories. Our gross margin percentage increased by 2.6% during the third quarter of 2019 compared to the third quarter of 2018. This increase in gross margin percentage is primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the third quarter of 2018. Our selling, general and administrative expenses, as a percentage of net sales, were 20.8% in the third quarter of 2019, a 1.9% increase from 18.9% in the third quarter of 2018. This increase was largely due to the effects of commodity price deflation on our net sales and an increase in variable compensation related to increased sales volume and gross margin in the third quarter of 2019 compared to the third quarter of 2018.

We believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions warrant. In addition, optimization of our capital structure will continue to be a key area of focus for the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2019 and 2018, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7%	75.3%	72.8%	75.8%
Gross margin	27.3%	24.7%	27.2%	24.2%
Selling, general and administrative expenses	20.8%	18.9%	21.4%	19.5%
Income from operations	6.5%	5.8%	5.8%	4.7%
Interest expense, net	1.4%	1.4%	1.5%	1.4%
Income tax expense	1.2%	0.9%	1.0%	0.7%
Net income	3.9%	3.5%	3.3%	2.6%

Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Net Sales. Net sales for the three months ended September 30, 2019 were $1,981.0 million, a 6.5% decrease from net sales of $2,118.5 million for the three months ended September 30, 2018. Commodity price deflation decreased our sales in the third quarter of 2019 by an estimated 17.4%. In the third quarter of 2019, we had one additional selling day compared to the third quarter of 2018 which increased sales by 1.5%. Excluding the impact of commodity price deflation and the additional selling day, we achieved 9.4% sales growth in the single-family, multi-family and repair and remodel/other end markets primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2019		2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$605.5	30.6%	$818.7	38.6%	(26.0)%
Manufactured products	401.2	20.2%	385.9	18.2%	4.0%
Windows, doors & millwork	407.4	20.6%	372.5	17.6%	9.4%
Gypsum, roofing & insulation	149.7	7.6%	146.6	6.9%	2.1%
Siding, metal & concrete products	201.0	10.1%	196.6	9.3%	2.3%
Other building products & services	216.2	10.9%	198.2	9.4%	9.1%
Net sales	$1,981.0	100.0%	$2,118.5	100.0%	(6.5)%

The decrease in net sales in our lumber and lumber sheet goods category resulted from the impact of commodity price deflation in the third quarter of 2019 compared to the prior year, which offset increased volume in the category. We achieved increased sales in our remaining product categories due to higher sales volume.

Gross Margin. Gross margin increased $18.4 million to $541.1 million. Our gross margin percentage increased to 27.3% in the third quarter of 2019 from 24.7% in the third quarter of 2018, a 2.6% increase. Our gross margin percentage increase was primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the third quarter of 2018.

Selling, General and Administrative Expenses.  In the third quarter of 2019, selling, general and administrative expenses increased $10.5 million, or 2.6%, and as a percentage of sales increased to 20.8% from 18.9% in the third quarter of 2018. This increase was primarily due to increases in variable compensation related to increased sales volume and gross margin. The increase as a percentage of net sales was also attributable to the effect of commodity price deflation on our net sales.

Interest Expense, Net. Interest expense was $27.8 million in the third quarter of 2019, a decrease of $1.3 million from the third quarter of 2018. This decrease in interest expense is primarily due to lower outstanding debt balances during the third quarter of 2019 compared to the third quarter of 2018. However, this decrease was partially offset by $3.1 million in one-time charges related to the debt financing transactions executed in the third quarter of 2019 as well as the effect of higher interest rates.

Income Tax Expense. We recorded income tax expense of $23.7 million and $19.4 million in the third quarters of 2019 and 2018, respectively. Our effective tax rate was 23.3% and 20.9% in the third quarters of 2019 and 2018, respectively.

Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net Sales. Net sales for the nine months ended September 30, 2019 were $5,516.9 million, a 6.6% decrease over net sales of $5,908.8 million for the nine months ended September 30, 2018. Commodity price deflation decreased our sales in the first nine months of 2019 by an estimated 12.9%. Excluding the impact of commodity price deflation, we achieved 6.3% sales growth in the single-family, multi-family and repair and remodel/other end markets, primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories.

The following table shows net sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2019		2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,724.7	31.3%	$2,273.8	38.5%	(24.1)%
Manufactured products	1,092.9	19.8%	1,051.0	17.8%	4.0%
Windows, doors & millwork	1,151.8	20.9%	1,080.1	18.3%	6.6%
Gypsum, roofing & insulation	409.0	7.4%	400.8	6.8%	2.0%
Siding, metal & concrete products	542.3	9.8%	528.3	8.9%	2.6%
Other building products & services	596.2	10.8%	574.8	9.7%	3.7%
Net sales	$5,516.9	100.0%	$5,908.8	100.0%	(6.6)%

The decrease in net sales in our lumber and lumber sheet goods category resulted from the impact of commodity price deflation in the first nine months of 2019 compared to the prior year, which offset increased volume in the category. We achieved increased sales in our remaining product categories due to higher sales volume.

Gross Margin. Gross margin increased $70.1 million to $1,500.3 million. Our gross margin percentage increased to 27.2% in the first nine months of 2019 from 24.2% in the first nine months of 2018, a 3.0% increase. Our gross margin percentage increase was primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the nine months ended September 30, 2018.

Selling, General and Administrative Expenses.  For the nine months ended September 30, 2019, selling, general and administrative expenses increased $31.4 million, or 2.7%, and as a percentage of sales increased to 21.4% from 19.5% in the first nine months of 2018. This increase was primarily due to increases in variable compensation related to increased sales volume and gross margin, as well as an increase in insurance costs. The increase as a percentage of net sales was also attributable to the effect of commodity price deflation on our net sales.

Interest Expense, Net. Interest expense was $82.1 million for the nine months ended September 30, 2019, a decrease of $2.7 million compared to the nine months ended September 30, 2018. This decrease in interest expense is primarily due to lower outstanding debt balances during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. However, this decrease was partially offset by $6.8 million in one-time charges related to the debt financing transactions executed in the first nine months of 2019 as well as the effect of higher interest rates.

Income Tax Expense. We recorded income tax expense of $54.7 million and $40.5 million for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate was 23.2% and 20.9% in the first nine months of 2019 and 2018, respectively.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 13 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended September 30,
	Net sales					Income before income taxes
	2019	% of net sales	2018	% of net sales	% change	2019	% of net sales	2018	% of net sales	% change
Northeast	$359,972	18.8%	$357,184	17.4%	0.8%	$19,639	5.5%	$13,462	3.8%	45.9%
Southeast	416,994	21.8%	455,565	22.2%	(8.5)%	23,388	5.6%	19,951	4.4%	17.2%
South	473,473	24.8%	538,373	26.2%	(12.1)%	29,639	6.3%	33,553	6.2%	(11.7)%
West	660,779	34.6%	701,126	34.2%	(5.8)%	39,475	6.0%	38,924	5.6%	1.4%
	$1,911,218	100.0%	$2,052,248	100.0%		$112,141	5.9%	$105,890	5.2%

	Nine months ended September 30,
	Net sales					Income before income taxes
	2019	% of net sales	2018	% of net sales	% change	2019	% of net sales	2018	% of net sales	% change
Northeast	$996,952	18.7%	$997,701	17.4%	(0.1)%	$45,224	4.5%	$26,922	2.7%	68.0%
Southeast	1,225,558	23.0%	1,299,752	22.7%	(5.7)%	64,737	5.3%	47,790	3.7%	35.5%
South	1,409,106	26.4%	1,541,656	26.9%	(8.6)%	87,663	6.2%	76,769	5.0%	14.2%
West	1,697,989	31.9%	1,884,624	33.0%	(9.9)%	73,550	4.3%	84,517	4.5%	(13.0)%
	$5,329,605	100.0%	$5,723,733	100.0%		$271,174	5.1%	$235,998	4.1%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the third quarter of 2019 decreased 2.2%, 0.3% and 1.0% in the Northeast, Midwest and West regions, respectively, compared to the third quarter of 2018. However, single-family housing starts increased 8.1% in the South region over the same period. For the third quarter of 2019, our net sales declined in our Southeast, South and West reportable segments due to the impact of commodity price deflation. Net sales increased slightly in our Northeast reportable segment largely due to an increase in sales volume in our manufactured products and windows, doors & millwork categories, offsetting the impact of commodity price deflation. We achieved increased profitability in our Northeast, Southeast and West reportable segments largely due to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. However, profitability declined in our South reportable segment largely due to the impact of commodity price deflation offsetting the improvement in gross margin percentage.

According to the U.S. Census Bureau, actual single-family housing starts in the first nine months of 2019 decreased 9.3%, 5.4% and 8.6% in the Northeast, Midwest and West regions, respectively, compared to the first nine months of 2018. However, single-family housing starts increased 3.4% in the South region over the same period. For the nine months ended September 30, 2019, our net sales declined in all of our reportable segments primarily due to the impact of commodity price deflation. We achieved increased profitability in our Northeast, Southeast and South reportable segments largely due to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. However, profitability declined in our West reportable segment largely due the impact of commodity price deflation offsetting the improvement in gross margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at September 30, 2019 consist of cash on hand and borrowing availability under our 2023 facility.

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

The following table shows our borrowing base and excess availability as of September 30, 2019 and December 31, 2018 (in millions):

	As of
	September 30, 2019	December 31, 2018
Accounts Receivable Availability	$491.3	$431.9
Inventory Availability	384.4	395.4
Other Receivables Availability	28.4	18.8
Gross Availability	904.1	846.1
Less:
Agent Reserves	(28.4)	(25.5)
Plus:
Cash in Qualified Accounts	20.0	26.0
Borrowing Base	895.7	846.6
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	895.7	846.6
Less:
Outstanding Borrowings	—	(179.0)
Letters of Credit	(82.2)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$813.5	$585.4

As of September 30, 2019, we had no outstanding borrowings under our 2023 facility and our net excess borrowing availability was $813.5 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $89.6 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2019.

Liquidity

Our liquidity at September 30, 2019 was $856.8 million, which consists of net borrowing availability under the 2023 facility and cash on hand.

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

Should the current industry conditions deteriorate or we pursue additional acquisitions, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases or other contractual arrangements, managing our working capital and/or divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash provided by operating activities was $360.3 million for the nine months ended September 30, 2019 compared to cash provided by operating activities of $9.5 million for the nine months ended September 30, 2018. The $350.7 million increase in cash provided by operations was largely the result of a working capital decrease of $54.2 million in the first nine months of 2019 compared to a working capital increase of $266.5 million for the first nine months of 2018. This change in working capital was primarily due to the timing and impact of changes in commodity prices on the value of cash received from customers, inventory purchases and cash paid to vendors in the first nine months of 2018 compared to the first nine months of 2019.

Cash used in investing activities was $106.4 million and $76.8 million for the nine months ended September 30, 2019 and 2018, respectively. This increase in cash used in investing activities was primarily due to our acquisition of Sun State in the third quarter of 2019. Our capital expenditures in the first nine months of 2019 were consistent with the first nine months of 2018.

Cash used in financing activities was $220.7 million for the nine months ended September 30, 2019 compared to cash provided by financing activities of $44.2 million for the nine months ended September 30, 2018. Cash used in financing activities for the first nine months of 2019 was primarily due to $502.1 million in long-term debt repayments, largely consisting of $301.2 million in repayments of the 2024 term loan and $191.5 million in cash repayments of our 2024 notes. In addition, we had $179.0 million in net repayments on our 2023 facility in the first nine months of 2019. These payments were offset by $478.4 million in proceeds received from the issuance of 2027 notes. In connection with our debt transactions executed in the first nine months of 2019 we paid $10.9 million in debt issuance and extinguishment costs. Further, in the first nine months of 2019 we paid $7.9 million to repurchase and retire 460,000 shares of our common stock pursuant to a repurchase program authorized by our board of directors. Cash provided by financing activities for the first nine months of 2018 were primarily due to $54.0 million in net borrowings on the 2023 facility.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes and 2027 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2023 facility would result in no additional interest expense annually as we had no outstanding borrowings as of September 30, 2019. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $1.6 million in additional interest expense annually as of September 30, 2019.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2019, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the third quarter of fiscal year 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2019 — July 31, 2019	360,000	$16.88	360,000	$13,914,912
August 1, 2019 — August 31, 2019	100,000	18.54	100,000	12,058,592
September 1, 2019 — September 30, 2019	—	—	—	12,058,592
Total	460,000	$17.24	460,000	$12,058,592

The shares repurchased and retired in the third quarter of 2019 were repurchased pursuant to a program authorized by our board of directors in February 2019. Under this program we are authorized to repurchase up to $20.0 million of our common stock.

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6.  Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2017, File Number 0-51357)

4.1

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

4.2

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.3

First Supplemental Indenture, dated as of July 25, 2019, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

10.1

Purchase Agreement, dated as of July 11, 2019, by and among Builders FirstSource, Inc., as issuer, certain of its subsidiaries, as guarantors, and Credit Suisse Securities (USA) LLC for itself and on behalf of several initial purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 12, 2019, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 1, 2019 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 has been formatted in Inline XBRL.

*	Filed herewith.
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

November 1, 2019

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 1, 2019

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 1, 2019