Form 10-K
period 2019-12-31
Builders FirstSource, Inc.
filed 2020-02-21
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $1,920.7 million based on the closing price per share on that date of $16.86 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 19, 2020 was 116,130,284.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 21, 2020 are incorporated by reference into Part II and Part III of this Form 10-K.

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

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only eight building product suppliers with manufacturing capabilities in the Pro Segment that generated more than $500 million in sales, according to ProSales magazine’s 2019 ProSales 100 list. We were the largest building product supplier with manufacturing capabilities on this list.

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

According to the U.S. Census Bureau, the single-family residential construction market was an estimated $289.3 billion in 2019, which was 5.2% higher than 2018, and still down significantly from the historical high of $413.2 billion in 2006. Further, according to the Home Improvement Research Institute (“HIRI”) in its September 2019 semi-annual forecast, the professional repair and remodel end market was an estimated $124.6 billion in 2019, which was 4.5% higher than 2018.

OUR CUSTOMERS

We serve a broad customer base across the United States. We have a diverse geographic footprint as we have operations in 77 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”), as ranked by single family housing permits based on available 2019 U.S. Census data. In addition, approximately 86% of U.S. single-family housing permits in 2019 were issued in MSAs in which we operate. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2019, our top 10 customers accounted for approximately 15.3% of net sales, and no single customer accounted for more than 5% of net sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Pulte Homes, Inc., Lennar Corporation, Hovnanian Enterprises, Inc., and Taylor Morrison Home Corporation.

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

Windows, Doors & Millwork. Windows & doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture a portion of the vinyl windows that we distribute in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance such as periodic caulking and painting.

Gypsum, Roofing & Insulation. Gypsum, roofing, and insulation include wallboard, ceilings, joint treatment and finishes.

Siding, Metal, and Concrete. Siding, metal, and concrete includes vinyl, composite, and wood siding, exterior trim, other exteriors, metal studs and cement.

Other Building Products & Services. Other building products & services consist of various products, including cabinets and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products reduces overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products in order to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess. We will continue to pursue profitable business in this category.

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

Maximize our share of wallet by capturing above-market growth in our higher margin value added products

We believe our national manufacturing footprint and differentiated capabilities will allow us to capture growth in our higher margin value-added products. We believe our value-added products address the growing demand for ways to build homes more efficiently, addressing labor constraints and rising costs.  We plan to accelerate this growth by further expansion of our national manufacturing footprint to serve locations that do not currently have adequate access to these high margin products. By focusing on our differentiated platform and broad product mix, we are able to offer a complete array of products and services that would otherwise need to be sourced from various distributors, providing us an opportunity to capture a greater share of wallet. This operational platform often will make us a preferred distributor for large scale national homebuilders as well as local and custom homebuilders looking for more efficient ways to build a home. We believe that customers continue to place an increased value on these capabilities, which further differentiates us from our competitors.

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

Environmental, social and governance strategy

We are committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Consistent with our core values, our goal is to be recognized by our customers as the preferred supplier, by our employees as a safe, diverse and inclusive workforce, by the industry as being at the forefront of innovation and by our stakeholders as an ethical company. We are working towards identifying, measuring and mapping the environmental, social and governance impacts of our business in an effort to be a good corporate citizen and proactively manage the impacts on the communities in which we serve. Helping homebuilders become more productive and efficient is fundamental to what we do and we are passionate about building this future together.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation, and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2019, we employed approximately 1,900 sales representatives, who are paid a commission based on gross margin dollars collected and worked with approximately 1,600 sales coordinators and product specialists.

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

We currently source products from thousands of suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 8% of our total materials purchases for the year ended December 31, 2019, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

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

EMPLOYEES

At December 31, 2019, we had approximately 15,800 employees. Less than 2% of the workforce at our company are members of eight different unions. We believe that we have good relations with our employees, as evidenced by our recent Forbes “America’s Best Large Employers” awards.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary enterprise resource planning (“ERP”) system, which we currently use for operations representing the majority of our sales, is a proprietary system that has been highly customized by our computer programmers. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on hundreds of thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

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

In addition to our website, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

EXECUTIVE OFFICERS

M. Chad Crow, President, Chief Executive Officer and Director, age 51. Mr. Crow joined the Company in September 1999, and has held several roles of increasing responsibility. Mr. Crow became a director in 2017 and President and CEO on December 29, 2017. In 2009, Mr. Crow was named Senior Vice President and Chief Financial Officer and in 2014 he was promoted to President and Chief Operating Officer.  Prior to joining Builders FirstSource, he served in a variety of positions at Pier One Imports and Price Waterhouse LLP. Mr. Crow received his B.B.A. degree from Texas Tech University.

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

Donald F. McAleenan, Senior Vice President and General Counsel, age 65. Mr. McAleenan has served as Senior Vice President and General Counsel of the Company since 1998. Prior to joining the Company, Mr. McAleenan served as Vice President and Deputy General Counsel of Fibreboard Corporation from 1992 to 1997. Mr. McAleenan was also Assistant General Counsel of AT&E Corporation and spent nine years as a securities lawyer at two New York City law firms. Mr. McAleenan has a B.S. from Georgetown University and a J.D. from New York University Law School.

Scott L. Robins, Senior Vice President and Chief Operating Officer – West, age 52.  Mr. Robins was appointed to his current position on February 20, 2018.  He had been a Senior Vice President – Operations of the Company since the acquisition of ProBuild Holdings LLC by the Company in July 2015 and with ProBuild prior to that since 2007.  At the time of his promotion, he had supervisory responsibility for 93 locations in eight states.  Mr. Robins joined Hope Lumber Company in 2004 as a Vice President of Operations, overseeing numerous operations in a three-state area, and continued in that role when Hope was acquired by ProBuild Holdings LLC in 2007.  Before then, he had worked in various operational and supply chain management positions with Andersen Lumber and Stock Building Supply since 1988.  Mr. Robins has 30 years of experience in the building products industry.  He holds a B.A. in Finance from Weber State University.

David E. Rush, Senior Vice President and Chief Operating Officer – East, age 57.  Mr. Rush was appointed to his current position on November 29, 2018.  Mr. Rush previously served as Senior Vice President of Strategy and Business Development of the Company since August 2017.  Prior to that, Mr. Rush served as Senior Vice President of Integration after the acquisition of ProBuild Holdings LLC in July 2015.  From 2003 to 2015, Mr. Rush was an Area Vice President, with responsibility for more than 18 Company locations in three states.  He joined the Company as Vice President of Finance of the Southeast Group in 1999.  Before joining Builders FirstSource, Mr. Rush worked in various accounting and finance positions, primarily with multi-location distribution companies, including as Chief Financial Officer of the Bojangles Restaurant chain.  He holds a B.A. in accounting from the University of North Carolina at Chapel Hill.

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

According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1.3 million and 0.9 million, respectively, for the year ended December 31, 2019. However, both total and single-family housing starts remain below the normalized historical averages (from 1959 through 2019) of 1.5 million and 1.1 million, respectively. Due to the lower levels in housing starts, increased competition for homebuilder business, and cyclical fluctuations in commodity prices, we have seen, and may continue to experience pressure on our gross margins.

The building supply industry is subject to cyclical market pressures.

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. Our lumber and lumber sheet goods product category represented 30.9% of total net sales for the year ended December 31, 2019. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, the building products industry is cyclical in nature. The homebuilding industry has experienced growth in recent years and industry forecasters expect to see continued growth in the housing market over the next year. However, it is likely, based on historical experience, that we will face future downturns in the homebuilding industry which could have an adverse effect on our operating results, financial condition or cash flows. We are not able to predict the timing, severity or duration of any future downturns in the housing market.

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

Production homebuilders and multi-family builders historically have exerted and will continue to exert significant pressure on their outside suppliers to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. The housing industry downturn and its aftermath resulted in significantly increased pricing pressures from production homebuilders and other customers. Over the past several years, these pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among production homebuilders or multi-family and commercial builders, or changes in such builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 15.3% of our net sales for the year ended December 31, 2019. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, during the downturn and in subsequent years, some of our homebuilder customers exited or severely curtailed building activity in certain of our regions.

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

As of December 31, 2019, our debt totaled $1,300.0 million, which includes $242.1 million of finance lease and other finance obligations. We also have a $900.0 million revolving credit facility (“2023 facility”), under which we had $27.0 million of outstanding borrowings and $82.2 million of letters of credit outstanding as of December 31, 2019. In addition, we also have $298.6 million in obligations under operating leases.

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

•

exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the 2023 facility and the $52.0 million senior secured term loan facility due 2024 (“2024 term loan”) are at variable rates of interest;

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

In addition, our debt instruments contain cross-default provisions that could result in our debt being declared immediately due and payable under a number of debt instruments, even if we default on only one debt instrument. In such event, it is possible that we would not be able to satisfy our obligations under all of such accelerated indebtedness simultaneously.

Our financial condition and operating performance, including that of our subsidiaries, are also subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There are no assurances that we will maintain a level of liquidity sufficient to permit us to pay the principal, premium and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations in an effort to meet our debt service and other obligations. The agreements governing our debt instruments restrict our ability to dispose of assets and to use the proceeds from such dispositions. We may not be able to consummate those dispositions or be able to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

We are substantially reliant on cash on hand and borrowing availability under the 2023 facility, which totaled $695.3 million at December 31, 2019, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing industry continues to grow. Our inability to renew, amend or replace our debt instruments when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

We may be unable to secure additional financing, financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under indebtedness outstanding from time to time. The agreements governing our debt instruments, moreover, restrict the amount of permitted indebtedness allowed. In addition, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities, including potential acquisitions, or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations. If additional funds are raised through the issuance of additional equity or convertible debt securities, our stockholders may experience significant dilution.

We may incur additional indebtedness.

We may incur additional indebtedness in the future, including collateralized debt, subject to the restrictions contained in the agreements governing our debt instruments. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our debt instruments contain various covenants that limit our ability to operate our business.

Our financing arrangements, including the agreements governing our debt instruments, contain various provisions that limit our ability to, among other things:

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

The agreement governing the 2023 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $80.0 million as of December 31, 2019.

These provisions may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with the agreements governing our debt instruments may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these provisions could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on our 2023 facility and our 2024 term loan could be higher or lower than current levels.  As of December 31, 2019, we had approximately $79.0 million, or 6.1%, of our outstanding debt at variable interest rates.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense and further decreasing our net income and cash flows. In recent years, the Company has executed several debt transactions designed to reduce debt, extend maturities or lower our interest rates. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

A 1.0% increase in interest rates on the 2023 facility would result in approximately $0.3 million in additional interest expense annually as we had $27.0 million in outstanding borrowings as of December 31, 2019. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan outstanding as of December 31, 2019 would result in approximately $0.5 million in additional interest expense annually.

The interest rates on our 2023 facility and 2024 term loan may be impacted by the phase out of the London Interbank Offered Rate (“LIBOR”)

Interest rates on borrowings under our 2023 facility and 2024 term loan can, at our option, be based on LIBOR. In July 2017, the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Rates Reference Committee, is considering various alternatives, such as the Secured Overnight Financing Rate (“SOFR”), to replace LIBOR. The phase out of LIBOR may have an adverse impact on the cost of our borrowings under our 2023 facility and 2024 term loan.

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

A range of factors may make our quarterly revenues, earnings and cash flows variable.

We have historically experienced, and in the future will continue to experience, variability in revenues, earnings and cash flows on a quarterly basis. The factors expected to contribute to this variability include, among others: (1) the volatility of prices of lumber, wood products and other building products, (2) the cyclical nature of the homebuilding industry, (3) general economic conditions in the various areas that we serve, (4) the intense competition in the industry, including expansion and growth strategies by competitors, (5) the production schedules of our customers, and (6) the effects of the weather. These factors, among others, make it difficult to project our operating results and cash flows on a consistent basis, which may affect the price of our stock.

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

Most of our facilities are leased. Many of our leases are non-cancelable, typically have initial expiration terms ranging from five to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be for similar terms (five to 15 years), will be non-cancelable and will feature similar renewal options. If we close or idle a facility we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. Management may explore offsets to remaining obligations such as subleasing opportunities or negotiated lease terminations. We have closed or idled a number of facilities for which we continue to remain liable. Our obligation to continue making rental payments with respect to leases for closed or idled facilities could have a material adverse effect on our business and results of operations. At the end of a lease term, for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our facility leases, we may close or, if possible, relocate the facility, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated facility may not equal the revenue and profit generated at the former operation.

We are a holding company and conduct all of our operations through our subsidiaries.

We are a holding company that derives all of our operating income from our subsidiaries. All of our assets are held by our direct and indirect subsidiaries. We rely on the earnings and cash flows of our subsidiaries, which are paid to us by our subsidiaries in the form of dividends and other payments or distributions, to meet our debt service obligations. The ability of our subsidiaries to pay dividends or make other payments or distributions to us will depend on their respective operating results and may be restricted by, among other things, the laws of their jurisdiction of organization (which may limit the amount of funds available for the payment of dividends and other distributions to us), the terms of existing and future indebtedness and other agreements of our subsidiaries, as well as the covenants of any future outstanding indebtedness we or our subsidiaries incur.

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

Our business employs systems that allow for the secure storage and transmission of customers’, vendors’ and employees’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. These events could compromise ours’ and our customers’ and suppliers’ confidential information, impede or interrupt our business operations, and could result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To our knowledge, we have not experienced a material cybersecurity breach to date. As cyber-attacks become more sophisticated, we expect to incur increasing costs to strengthen our systems from outside intrusions. While we have implemented administrative and technical controls and have taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

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

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our liquidity position, or the requirements of or debt instruments could prevent us from obtaining the capital required to effect new acquisitions or expand our existing facilities. Our failure to make successful acquisitions or to build or expand needed facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could adversely affect our financial condition, operating results, and cash flows. A negative impact on our financial condition, operating results and cash flows, or our decision to invest in strategic acquisitions or new facilities, could adversely affect our ability to reduce our substantial outstanding debt.

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

On December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (“the 2017 Tax Act”) substantially changed several aspects of the Internal Revenue Code, some of which may have an adverse impact on our business over time. Certain aspects of the 2017 Tax Act may make purchasing a home less attractive and therefore could have an adverse impact on our business. The 2017 Tax Act contains limitations on the ability of homeowners to deduct property taxes and mortgage interest as well as limitations on an individual taxpayer’s ability to deduct state and local income taxes. The 2017 Tax Act also raises the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes, including in certain of our served markets such as California and New York. As a result, some communities in those locations could experience lower net orders and/or a tempering of average sales prices in future periods depending on how homebuyers react to the tax law changes under the 2017 Tax Act. Further, there can be no assurance that any future changes in federal and state tax laws and regulations will not have an adverse impact on our financial condition, operating results and cash flows.

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

We may be adversely affected by uncertainty in the economy and financial markets, including as a result of terrorism or unrest.

Instability in the economy and financial markets, including as a result of terrorism or unrest, may result in a decrease in housing starts, which would adversely affect our business. In addition, such unrest or related adverse developments, including a retaliatory military strike or terrorist attack, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results, and cash flows. Any shortages of fuel or significant fuel cost increases related to geopolitical conditions could seriously disrupt our ability to distribute products to our customers. In addition, domestic terrorist attacks may affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results and cash flows.

Some Company Employees are Unionized.

Less than 2% of the workforce at our company are members of eight different unions. There can be no assurance that additional employees of our company will not conduct union organization campaigns or become union members in the future.

The trading price of our common stock has been and may continue to be subject to wide fluctuations.

Between January 1, 2019 and December 31, 2019, the price of our common stock on the NASDAQ ranged from $10.56 to $26.07 per share. Our stock price may fluctuate in response to a number of events and factors, including those described in this “Risk Factors” section. Additionally, our substantial indebtedness may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.

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

The sale of substantial amounts of our common stock could adversely affect the price of our common stock. Sales of substantial amounts of our common stock in the public market, and the availability of shares for future sale, including 0.4 million shares of our common stock issuable as of December 31, 2019 upon exercise of outstanding vested and unvested options to acquire shares of our common stock, and through the conversion of 2.1 million restricted stock units under our stock incentive plans, could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial time. Additional stock grants may also be made under our incentive plans, including our 2014 Incentive Plan, as it may be amended. The potential for future stock grants could have a negative effect on the market for our common stock and our ability to raise additional capital.

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

Item  1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 40 states throughout the U.S. Based on available 2018 U.S. Census data, we have operations in 77 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2018.

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

We contractually lease approximately 310 facilities and own approximately 90 facilities. These leases typically have an initial lease term of 5 to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 10 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 139 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

We operate a fleet of approximately 11,000 rolling stock units, which includes approximately 4,500 trucks and 4,500 forklifts as well as trailers to deliver products from our distribution and manufacturing centers to our customers’ job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of February 19, 2020 was 70.

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

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2014 and tracks it through 12/31/2019.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Builders FirstSource, Inc., the Russell 2000 Index,
and S&P 600 Building Products Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Builders FirstSource, Inc.
Russell 2000
S&P 600 Building Products Index

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2020 Russell Investment Group. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19
Builders FirstSource, Inc.	100.00	161.28	159.68	317.18	158.81	369.87
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
S&P 600 Building Products Index	100.00	121.42	162.96	185.64	135.56	202.37

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2020 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 were derived from our consolidated financial statements which are included in Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2017 and as of and for the years ended December 31, 2016 and 2015 were derived from our consolidated financial statements, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included in Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Statement of operations data:
Net sales (1)	$7,280,431	$7,724,771	$7,034,209	$6,367,284	$3,564,425
Gross margin	1,976,829	1,922,940	1,727,391	1,596,748	901,458
Selling, general and administrative expenses	1,584,523	1,553,972	1,442,288	1,360,412	810,703
Net income (loss) (2)(3)	221,809	205,191	38,781	144,341	(22,831)
Net income (loss) per share — basic	$1.92	$1.79	$0.34	$1.30	$(0.22)
Net income (loss) per share — diluted	$1.90	$1.76	$0.34	$1.27	$(0.22)
Balance sheet data (end of period):
Cash and cash equivalents	$14,096	$10,127	$57,533	$14,449	$65,063
Total assets (4)	3,249,490	2,932,309	3,006,124	2,909,887	2,882,038
Total debt (including current portion)	1,291,273	1,561,294	1,784,420	1,802,052	1,951,671
Stockholders’ equity	824,953	596,338	376,209	309,620	149,195
Other financial data:
Depreciation and amortization	$100,038	$97,906	$92,993	$109,793	$58,280

(1)

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

(3)

Net income for the year ended December 31, 2019 includes net losses on debt extinguishment and other financing costs of $10.2 million. Net income for the year ended December 31, 2018 includes a net gain on debt extinguishment of $3.2 million. Net income for the year ended December 31, 2017 includes net losses on debt extinguishment and other financing costs of $58.7 million. Our 2019, 2018 and 2017 debt transactions are discussed in detail in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. Net income for the year ended December 31, 2016 includes net losses on debt extinguishment and other financing costs of $56.9 million. Net loss for the year ended December 31, 2015 includes $38.6 million of acquisition and transaction related costs associated with the ProBuild acquisition, including $13.2 million in commitment fees related to bridge and backstop financing facilities incurred in connection with the financing of the ProBuild acquisition. In addition, net loss for the year ended December 31, 2015 also includes $10.3 million related to non-cash interest expense from the amortization of debt discount and deferred loan costs, and fair value adjustments related to previously outstanding stock warrants.

(4)

As discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K we adopted updated guidance relating to leases using the modified retrospective method as of January 1, 2019. As such, periods prior to the adoption date have not been restated and continue to be presented in accordance with previous guidance.

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

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1.3 million and 0.9 million, respectively, in 2019. However, both total and single-family housing starts remain below the normalized historical averages (from 1959 through 2019) of 1.5 million and 1.1 million, respectively. Due to the lower levels in housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins.  In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We still believe there are several meaningful trends that indicate U.S. housing demand will continue to trend towards recovering to the historical average. These trends include relatively low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. While the rate of market growth has recently eased, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

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

•

Cost of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are oftentimes passed on to our customers, but our pricing quotation periods and market competition may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. Our inability to pass on material price increases to our customers could adversely impact our operating results.

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

RECENT DEVELOPMENTS

Debt Transactions

During the year ended December 31, 2019, the Company executed several debt transactions, including extending the maturity of our $900.0 million revolving credit facility (“2023 facility”), redemption and repurchase of $192.4 million in aggregate principal amount of our 5.625% senior secured notes due 2024 (“2024 notes”), and repayment of $406.3 million of our senior secured term loan facility due 2024 (“2024 term loan”). The repayments of our 2024 notes and 2024 term loan were funded with the proceeds from the issuance of $475.0 million in aggregate principal amount of our 6.75% senior secured notes due 2027 (“2027 notes”) and cash on hand.

In February 2020, we completed a private offering of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”) at an issue price equal to 100% of their par value. The proceeds from this offering were used together with borrowing under our 2023 facility to redeem the remaining $503.9 million in aggregate principal amount of 2024 notes outstanding at a redemption price of 104.2% of their par value and $47.5 million in aggregate principal amount of 2027 notes at a redemption price of 103.0% of their par value.

These transactions are described in Notes 9 and 18 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. Collectively, these transactions have extended our debt maturity profile and reduced the amount of long-term debt outstanding. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Business Combinations

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

On December 9, 2019, we acquired certain assets and the operations of Raney Components, LLC and Raney Construction, Inc. (collectively “Raney”) for $59.0 million in cash, subject to certain adjustments. Located in Groveland, Florida, Raney is a vertically-integrated manufacturer and installer of residential structures for production builder customers. Raney combines sub-contractor labor and material supply to place concrete slabs, install masonry block for exterior walls, set wall panels and roof trusses, frame interior walls and install roof decking.

On January 9, 2020, we acquired certain assets and the operations of Bianchi & Company, Inc. (“Bianchi”) for $17.2 million in cash, subject to certain adjustments. Located in Charlotte, North Carolina, Bianchi is a supplier and installer of interior and exterior doors, crown moldings, open stair rail, chair rail, wainscoting, commercial hollow metal frames and doors and other custom millwork.

These acquisitions are described in Notes 5 and 18 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Retirement of President and Chief Executive Officer

On January 10, 2020, Mr. Crow notified our Board of his decision to retire as President and Chief Executive Officer of the Company during 2020 after assisting the Board in hiring his replacement. Mr. Crow has agreed to continue with the Company in a consulting capacity for a period of time following the appointment of a new Chief Executive Officer to assist in the transition. The Board has retained a leading global executive search firm to help identify a successor.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts for the year ended December 31, 2019 were 1.3 million, an increase of 3.3% compared to the year ended December 31, 2018. Actual U.S. single-family housing starts for the year ended December 31, 2019 were 0.9 million, an increase of 1.4% compared to the year ended December 31 2018.  A composite of third party sources, including the NAHB, are forecasting 1.3 million U.S. total housing starts and 0.9 million U.S. single-family housing starts for 2020, which are increases of 1.0% and 5.8%, respectively, from 2019. In addition, in its September 2019 semi-annual forecast, the Home Improvement Research Institute (“HIRI”) forecasted sales in the professional repair and remodel end market to increase approximately 0.9% in 2020 compared to 2019.

Our net sales for the year ended December 31, 2019 decreased 5.8% over the same period last year. Commodity price deflation decreased our net sales in 2019 by an estimated 12.3%. Excluding the impact of commodity price deflation, we achieved 6.5% net sales growth in the single-family, multi-family and repair and remodel/other end markets, primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories. Our gross margin percentage increased by 2.3% during the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase in gross margin percentage is primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the year ended December 31, 2018. Our selling, general and administrative expenses, as a percentage of net sales, were 21.8% in 2019, a 1.7% increase from 20.1% in 2018. This increase was largely due to the effects of commodity price deflation on our net sales and an increase in variable compensation related to increased sales volume and gross margin for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.

2019 Compared with 2018

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items for the years ended December 31:

	2019	2018
Net sales	100.0%	100.0%
Cost of sales	72.8%	75.1%
Gross margin	27.2%	24.9%
Selling, general and administrative expenses	21.8%	20.1%
Income from operations	5.4%	4.8%
Interest expense, net	1.5%	1.4%
Income tax expense	0.8%	0.7%
Net income	3.1%	2.7%

Net Sales. Net sales for the year ended December 31, 2019 were $7,280.4 million, a 5.8% decrease from net sales of $7,724.8 million for 2018.  Commodity price deflation decreased our net sales in 2019 by an estimated 12.3%. Excluding the impact of commodity price deflation, we achieved 6.5% sales growth in the single-family, multi-family and repair and remodel/other end markets, primarily as a result of sales volume growth in our manufactured products and windows, doors & millwork categories.

The following table shows net sales classified by major product category for the years ended December 31, (dollars in millions):

	2019		2018
	Net sales	% of Sales	Net sales	% of Sales	% Change
Lumber & lumber sheet goods	$2,251.6	30.9%	$2,902.2	37.6%	(22.4)%
Manufactured products	1,449.5	19.9%	1,392.0	18.0%	4.1%
Windows, doors & millwork	1,542.9	21.2%	1,445.9	18.7%	6.7%
Gypsum, roofing & insulation	528.6	7.3%	528.4	6.9%	0.0%
Siding, metal & concrete products	712.6	9.8%	697.8	9.0%	2.1%
Other building products & services	795.2	10.9%	758.5	9.8%	4.8%
Total sales	$7,280.4	100.0%	$7,724.8	100.0%	(5.8)%

The decrease in net sales in our lumber and lumber sheet goods category resulted from the impact of commodity price deflation in 2019 compared to the prior year, which offset increased volume in the category. We achieved increased net sales in our remaining product categories due to higher sales volume.

Gross Margin. Gross margin increased $53.9 million to $1,976.8 million. Our gross margin percentage increased to 27.2% in 2019 from 24.9% in 2018, a 2.3% increase. Our gross margin percentage increase was primarily attributable to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. In addition, sales growth in our value-add higher margin product categories, primarily our manufactured products and windows, doors & millwork categories, contributed to increased gross profit dollars and percentage compared to the year ended December 31, 2018.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $30.6 million, or 2.0%, and as a percentage of net sales increased to 21.8% from 20.1% in 2018. This increase was primarily due to increases in variable compensation related to increased sales volume and gross margin. The increase as a percentage of net sales was also attributable to the effect of commodity price deflation on our net sales.

Interest Expense, net. Interest expense was $109.6 million in 2019, a decrease of $1.3 million from 2018. This decrease in interest expense is primarily due to lower outstanding debt balances in 2019 compared to 2018. However, offsetting the overall decrease were one-time charges of $10.2 million in 2019 related to the debt transactions executed in that period. In addition, interest expense for the year ended December 31, 2018 included a $3.2 million gain on debt extinguishment.

Income Tax Expense. We recorded income tax expense of $60.9 million during the year ended December 31, 2019 compared to income tax expense of $55.6 million during the year ended December 31, 2018. Our effective tax rate was 21.6% for the year ended December 31, 2019 compared to 21.3% for the year ended December 31, 2018.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K (dollars in thousands):

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2019	sales	2018	sales	% change	2019	sales	2018	sales	% change
Northeast	$1,295,643	18.4%	$1,309,391	17.5%	(1.0)%	$56,012	4.3%	$36,354	2.8%	54.1%
Southeast	1,610,156	22.9%	1,700,317	22.7%	(5.3)%	83,466	5.2%	67,465	4.0%	23.7%
South	1,866,891	26.6%	2,020,258	27.0%	(7.6)%	113,550	6.1%	111,515	5.5%	1.8%
West	2,253,854	32.1%	2,448,581	32.8%	(8.0)%	86,144	3.8%	106,525	4.4%	(19.1)%
	$7,026,544	100.0%	$7,478,547	100.0%		$339,172	4.8%	$321,859	4.3%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts during the year ended December 31, 2019 decreased 11.6%, 2.6% and 3.8% in the Northeast region, Midwest region and West region, respectively. Actual single-family starts increased 6.8% in the South region during the same period. For the year ended December 31, 2019, our net sales declined in all of our reportable segments primarily due to the impact of commodity price deflation. We achieved increased profitability in our Northeast, Southeast and South reportable segments largely due to an improved product mix, the decline in the cost of commodities relative to our customer pricing commitments and continued pricing discipline. However, profitability declined in our West reportable segment largely due the impact of commodity price deflation offsetting the improvement in gross margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2019 consist of cash on hand and borrowing availability under our 2023 facility.

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

The following table shows our borrowing base and excess availability as of December 31, 2019 and 2018 (in millions):

	As of
	December 31, 2019	December 31, 2018
Accounts Receivable Availability	$413.0	$431.9
Inventory Availability	370.0	395.4
Other Receivables Availability	29.8	18.8
Gross Availability	812.8	846.1
Less:
Agent Reserves	(26.6)	(25.5)
Plus:
Cash in Qualified Accounts	4.2	26.0
Borrowing Base	790.4	846.6
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	790.4	846.6
Less:
Outstanding Borrowings	(27.0)	(179.0)
Letters of Credit	(82.2)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$681.2	$585.4

As of December 31, 2019, we had $27.0 million in outstanding borrowings under our 2023 facility and our net excess borrowing availability was $681.2 million after being reduced by outstanding letters of credit of approximately $82.2 million. We are required to meet a fixed charge coverage ratio of 1:00 to 1:00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $80.0 million as of December 31, 2019. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2019.

Liquidity

Our liquidity at December 31, 2019 was $695.3 million, which consists of net borrowing availability under the 2023 facility and cash on hand.

We have substantial indebtedness, which results in significant interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

Consolidated Cash Flows

A discussion regarding our consolidated cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018 is presented below. A discussion regarding our consolidated cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.

2019 Compared with 2018

Cash provided by operating activities was $504.0 million and $282.8 million in 2019 and 2018, respectively. The $221.2 million increase in cash provided by operations was largely the result of a working capital decrease of $106.2 million in 2019 compared to a working capital increase of $92.2 million in 2018. This change in working capital was primarily due to the timing and impact of changes in commodity prices on the value of cash received from customers, inventory purchases and cash paid to vendors during the year ended December 31, 2018 compared to the year ended December 31, 2019.

Cash used in investing activities was $199.2 million and $96.7 million in 2019 and 2018, respectively. This increase in cash used in investing activities was primarily due to $92.9 million in cash used for our acquisitions of Sun State and Raney in 2019. In addition, our capital expenditures increased $11.5 million in 2019 compared to 2018. This increase in capital expenditures was largely due to the Company’s decision to purchase, rather than lease, more of its machinery and rolling stock units in 2019 compared to 2018.

Cash used in financing activities was $300.9 million and $233.6 million in 2019 and 2018, respectively. Cash used in financing activities for the year ended December 31, 2019 was primarily due to $610.8 million in long-term debt repayments, largely consisting of $406.3 million in repayments of the 2024 term loan and $191.5 million in cash repayments of our 2024 notes. In addition, we had $152.0 million in net repayments on our 2023 facility in 2019. These payments were offset by $478.4 million in proceeds received from the issuance of 2027 notes. In connection with our debt transactions executed in 2019 we paid $10.9 million in debt issuance and extinguishment costs. Further, in 2019 we paid $7.9 million to repurchase and retire 460,000 shares of our common stock pursuant to a repurchase program authorized by our board of directors. Cash used in financing activities for the year ended December 31, 2018 was primarily due to $171.0 million in net repayments on the 2023 facility as well as $61.5 million in net payments on long-term debt arrangements largely associated with repurchases of our 2024 notes.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2020 capital expenditures to be in the range of approximately $110 million to $130 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,057,923	$—	$—	$582,923	$475,000
Interest on long-term debt(1)	402,056	68,460	136,883	119,229	77,484
Other finance obligations(2)	288,666	18,091	35,066	34,947	200,562
Finance lease obligations(2)	22,011	11,331	10,029	651	—
Operating leases (2)	365,695	78,375	125,460	74,458	87,402
Total contractual cash obligations	$2,136,352	$176,257	$307,439	$812,208	$840,448

(1)

We had $27.0 million in outstanding borrowings under the 2023 facility as of December 31, 2019. Borrowings under the 2023 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to interest rate changes or any future borrowing activity under the 2023 facility. The 2024 term loan also bears interest at a variable rate, therefore actual interest may differ from the amounts presented above due to interest rate changes.

(2)	Future commitments for other finance obligations, finance lease obligations and operating lease obligations.

Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable. Where it makes economic sense to do so, we plan to lease certain equipment during 2020 to support anticipated sales growth.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $4.8 million as of December 31, 2019.

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

In addition, the Company is party to certain agreements related to its other finance obligations which commit the Company to perform certain repairs and maintenance obligations under the leases in a specified manner and timeframe. As of December 31, 2019 our obligations under these agreements have largely been completed with the remainder expected to be completed within the next year.

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

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2019, our goodwill balance was $769.0 million, representing 23.7% of our total assets.

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

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Our reporting units are aligned with our nine geographic regions which are also determined to be our operating segments. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, then no further testing of the goodwill is required.

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

In performing our annual goodwill impairment tests at December 31, 2019, we first assessed qualitative factors relative to each of our reporting units to determine if it was more likely than not that the fair value of our reporting units were less than their carrying amounts. Examples of such factors we considered in this assessment included the amount of cushion from prior quantitative goodwill impairment tests, significant changes in the goodwill balance, the presence of any known or forecasted declines in operating performance, market conditions, market share or any other negative factors.

For reporting units where we determined that it was more likely than not that the fair values were less than their carrying amounts, we performed a quantitative goodwill impairment test. In evaluating our goodwill for impairment at December 31, 2019, $77.1 million of our goodwill balance was assessed utilizing a quantitative assessment. In performing the quantitative impairment test at December 31, 2019, we developed a range of fair values using a five-year discounted cash flow methodology. Inherent in such fair value determinations are significant assumptions relating to future cash flows, expected future revenues, expected future profitability, the discount rate, the terminal value, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill being recorded.

Significant information and assumptions utilized in estimating future cash flows for quantitative goodwill impairment analyses include projections of revenue growth utilizing publicly available industry information such as lumber commodity prices and housing start forecasts developed by industry forecasters, including the NAHB. Expected future profitability reflects current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based upon terminal value earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples of 6.0x to reflect the relevant expected acquisition price. A discount rate of 11.0% was used and is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth to an EBITDA multiple of 5.0x, or increasing the discount rate by 1.0% to 12.0%, would not have changed the results of our impairment testing.

At December 31, 2019, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2019, 2018 or 2017.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item  7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2024 notes and 2027 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2023 facility would result in approximately $0.3 million in additional interest expense annually as we had $27.0 million in outstanding borrowings as of December 31, 2019. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $0.5 million in additional interest expense annually as of December 31, 2019.

We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials and the related in-bound freight costs, some of which are subject to significant fluctuations, are oftentimes, but not always, passed on to our customers. Delays in our ability to pass on material price increases to our customers can adversely impact our operating results.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Quantitative Impairment Test

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $769.0 million as of December 31, 2019, and $77.1 million of the goodwill balance was assessed utilizing a quantitative assessment. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated.  This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the carrying amount of a reporting unit exceeds its fair value. In performing the quantitative impairment test, management developed a range of fair values using a five-year discounted cash flow methodology. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment test is a critical audit matter are there was significant judgment by management when determining the fair value of any reporting unit where a goodwill quantitative impairment test was performed. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s future cash flows, including the significant assumptions for the terminal value, expected future revenues and profitability. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including management’s controls over the goodwill quantitative impairment test.  These procedures also included, among others, testing management’s process for determining the fair value of any reporting unit where a goodwill quantitative impairment test was performed, evaluating the appropriateness of the discounted cash flow methodology, testing the completeness, accuracy, and relevance of underlying data used in the valuation methodology, and evaluating the significant assumptions used by management, including the terminal value, expected future revenues and profitability. Evaluating management’s assumptions related to the expected future revenues and profitability involved evaluating whether the assumptions used were reasonable considering the past performance of the reporting unit and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation method used and the reasonableness of certain significant assumptions, including the terminal value.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 21, 2020

We have served as the Company’s auditor since 1999.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share amounts)
Net sales	$7,280,431	$7,724,771	$7,034,209
Cost of sales	5,303,602	5,801,831	5,306,818
Gross margin	1,976,829	1,922,940	1,727,391
Selling, general and administrative expenses	1,584,523	1,553,972	1,442,288
Income from operations	392,306	368,968	285,103
Interest expense, net	109,551	108,213	193,174
Income before income taxes	282,755	260,755	91,929
Income tax expense	60,946	55,564	53,148
Net income	$221,809	$205,191	$38,781
Comprehensive income	$221,809	$205,191	$38,781
Net income per share:
Basic	$1.92	$1.79	$0.34
Diluted	$1.90	$1.76	$0.34
Weighted average common shares outstanding:
Basic	115,713	114,586	112,587
Diluted	117,025	116,554	115,597

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2019	2018
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,096	$10,127
Accounts receivable, less allowances of $13,492 and $13,054 at December 31, 2019 and 2018, respectively	614,946	654,170
Other receivables	77,447	68,637
Inventories, net	561,255	596,896
Other current assets	39,123	43,921
Total current assets	1,306,867	1,373,751
Property, plant and equipment, net	721,887	670,075
Operating lease right-of-use assets, net	292,684	—
Goodwill	769,022	740,411
Intangible assets, net	128,388	103,154
Deferred income taxes	8,417	22,766
Other assets, net	22,225	22,152
Total assets	$3,249,490	$2,932,309
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	436,823	423,168
Accrued liabilities	308,950	292,526
Current portion of operating lease liabilities	61,653	—
Current maturities of long-term debt	13,875	15,565
Total current liabilities	821,301	731,259
Noncurrent portion of operating lease liabilities	236,948	—
Long-term debt, net of current maturities, debt discount, premium and issuance costs	1,277,398	1,545,729
Deferred income taxes	36,645	—
Other long-term liabilities	52,245	58,983
Total liabilities	2,424,537	2,335,971
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 116,052 and 115,078 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,161	1,151
Additional paid-in capital	574,955	560,221
Retained earnings	248,837	34,966
Total stockholders’ equity	824,953	596,338
Total liabilities and stockholders’ equity	$3,249,490	$2,932,309

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$221,809	$205,191	$38,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,038	97,906	92,993
Amortization of debt discount, premium and issuance costs	3,880	4,642	6,092
Loss (gain) on extinguishment of debt	8,189	(3,170)	56,657
Deferred income taxes	50,994	51,823	49,104
Stock compensation expense	12,239	14,420	13,508
Net (gain) loss on sales of assets and asset impairments	(949)	(1,393)	6,965
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	42,789	(9,221)	(75,673)
Inventories	44,202	(5,425)	(60,645)
Other current assets	4,674	(10,356)	8
Other assets and liabilities	1,611	5,637	8,315
Accounts payable	4,070	(89,392)	65,764
Accrued liabilities	10,500	22,168	(23,341)
Net cash provided by operating activities	504,046	282,830	178,528
Cash flows from investing activities:
Purchases of property, plant and equipment	(112,870)	(101,411)	(62,407)
Proceeds from sale of property, plant and equipment	6,545	4,753	2,981
Cash used for acquisitions	(92,855)	—	—
Net cash used in investing activities	(199,180)	(96,658)	(59,426)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,040,000	1,662,000	1,370,000
Repayments under revolving credit facility	(1,192,000)	(1,833,000)	(1,020,000)
Proceeds from long-term debt and other loans	478,375	3,818	—
Repayments of long-term debt and other loans	(610,834)	(65,312)	(379,926)
Payments of debt extinguishment costs	(2,301)	(134)	(48,704)
Payments of loan costs	(8,618)	—	(2,799)
Exercise of stock options	4,873	3,945	8,055
Repurchase of common stock	(10,392)	(4,895)	(2,644)
Net cash used in financing activities	(300,897)	(233,578)	(76,018)
Net increase (decrease) in cash and cash equivalents	3,969	(47,406)	43,084
Cash and cash equivalents at beginning of period	10,127	57,533	14,449
Cash and cash equivalents at end of period	$14,096	$10,127	$57,533

Supplemental disclosure of non-cash activities

For the years ended December 31, 2019, 2018 and 2017, the Company retired assets subject to other finance obligations of $0.6 million, $0.6 million and $14.0 million and extinguished the related other finance obligations of $0.6 million, $0.7 million and $11.7 million, respectively.

The Company purchased equipment which was financed through finance lease obligations of $16.5 million, and capital lease obligations of $10.2 million and $14.2 million in the years ended December 31, 2019, 2018 and 2017, respectively. In addition, purchases of property, plant and equipment included in accounts payable were $3.4 million, $2.4 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
	(In thousands)
Balance at December 31, 2016	111,564	$1,115	$527,868	$(219,363)	$309,620
Vesting of restricted stock units	772	8	(8)	—	—
Shares withheld for restricted stock units vested	(213)	(2)	(2,642)	—	(2,644)
Exercise of stock options	1,449	15	8,040	—	8,055
Stock compensation expense	—	—	13,508	—	13,508
Cumulative effect adjustment	—	—	—	8,889	8,889
Net income	—	—	—	38,781	38,781
Balance at December 31, 2017	113,572	1,136	546,766	(171,693)	376,209
Vesting of restricted stock units	975	10	(10)	—	—
Shares withheld for restricted stock units vested	(239)	(2)	(4,893)	—	(4,895)
Exercise of stock options	770	7	3,938	—	3,945
Stock compensation expense	—	—	14,420	—	14,420
Cumulative effect adjustment	—	—	—	1,468	1,468
Net income	—	—	—	205,191	205,191
Balance at December 31, 2018	115,078	1,151	560,221	34,966	596,338
Vesting of restricted stock units	735	7	(7)	—	—
Shares withheld for restricted stock units vested	(196)	(2)	(2,448)	—	(2,450)
Repurchase of common stock (1)	(460)	(4)	—	(7,938)	(7,942)
Exercise of stock options	895	9	4,950	—	4,959
Stock compensation expense	—	—	12,239	—	12,239
Net income	—	—	—	221,809	221,809
Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953

(1)

During the year ended December 31, 2019, we repurchased and retired 460,000 shares of our common stock, at an average price of $17.24 per share, for $7.9 million pursuant to the repurchase program authorized by our board of directors in February 2019. The primary purpose of the repurchase program is to offset all, or a significant portion, of the dilution from employee stock awards.

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

Accounts Receivable

We extend credit to qualified professional homebuilders and contractors, in many cases on a non-collateralized basis. Accounts receivable potentially expose us to concentrations of credit risk. Because our customers are dispersed among our various markets, our credit risk to any one customer or geographic economy is not significant. Other receivables consist primarily of vendor rebates receivable.

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multi-family builders. For the year ended December 31, 2019, our top 10 customers accounted for approximately 15.3% of our net sales, and no single customer accounted for more than 5% of net sales.

The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

We also establish reserves for credit memos and customer returns. The reserve balance was $7.6 million and $6.9 million at December 31, 2019 and 2018, respectively. The activity in this reserve was not significant for each year presented.

Accounts receivable consisted of the following at December 31:

	2019	2018
	(In thousands)
Accounts Receivable	$628,438	$667,224
Less: allowances for returns and doubtful accounts	13,492	13,054
Accounts receivable, net	$614,946	$654,170

The following table shows the changes in our allowance for doubtful accounts:

	2019	2018	2017
	(In thousands)
Balance at January 1,	$6,195	$4,973	$5,922
Additions	5,811	5,284	197
Deductions (write-offs, net of recoveries)	(6,070)	(4,062)	(1,146)
Balance at December 31,	$5,936	$6,195	$4,973

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

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 8% of our total materials purchased in 2019.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income and totaled $332.5 million, $322.9 million and $296.2 million in 2019, 2018 and 2017, respectively.

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

Debt Issuance Costs and Debt Discount/Premium

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Debt issuance costs associated with term debt are presented as a reduction to long-term debt. Debt issuance costs associated with revolving debt arrangements are presented as a component of other assets. Debt issuance costs incurred in connection with revolving debt arrangements are amortized using the straight-line method. Debt issuance costs incurred in connection with term debt are amortized using the effective interest method. Debt discounts and premiums are amortized over the life of the related debt using the effective interest method. Amortization of debt issuance costs, discounts and premiums are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs, discounts and premiums in accordance with the Debt topic of the Codification. We adjust debt issuance costs, discounts and premiums as necessary based on the results of this evaluation, as discussed in Note 9.

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

Leases

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract.  On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. We discount our workers’ compensation liability based upon estimated future payment streams at our risk-free rate.  Our total insurance reserve balances were $87.0 million and $84.7 million as of December 31, 2019 and 2018, respectively. Of these balances $49.0 million and $49.4 million were recorded as other long-term liabilities as of December 31, 2019 and 2018, respectively. Included in these reserve balances as of December 31, 2019 and 2018, were approximately $8.6 million and $9.1 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheet.

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

The table below presents the calculation of basic and diluted EPS for the years ended December 31:

	2019	2018	2017
	(In thousands, except per share amounts)
Numerator:
Net income	$221,809	$205,191	$38,781

Denominator:
Weighted average shares outstanding, basic	115,713	114,586	112,587
Dilutive effect of options and RSUs	1,312	1,968	3,010
Weighted average shares outstanding, diluted	117,025	116,554	115,597

Net income per share:
Basic	$1.92	$1.79	$0.34
Diluted	$1.90	$1.76	$0.34

Antidilutive and contingent options and RSUs excluded from diluted EPS	402	682	215

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

Stock-based Compensation

We have four stock-based employee compensation plans, which are described more fully in Note 11. We issue new common stock shares upon exercises of stock options and vesting of RSUs. We recognize the effect of pre-vesting forfeitures in the period they actually occur.

The fair value of RSU awards which are subject to or contain market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the year ended December 31:

	2019	2018	2017
Expected volatility (company)	38.3%	53.9%	73.7%
Expected volatility (peer group median)	33.2%	28.4%	33.8%
Correlation between the company and peer group median	0.5	0.39	0.33
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	2.6%	2.3%	1.5%

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended December 31:

2017
Expected life	6.0 years
Expected volatility	59.2%
Expected dividend yield	0.0%
Risk-free rate	2.2%

The expected life represents the period of time the options are expected to be outstanding. Historically, we used the simplified method for determining the expected life assumption due to limited historical exercise experience on our stock options. The expected volatility is based on the historical volatility of our common stock over the most recent period equal to the expected life of the option. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the expected life of the options. We did not grant any options during the years ended December 31, 2019 or 2018.

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

As of December 31, 2019 and 2018 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 5.625% senior secured notes due 2024 (“2024 notes”), 6.75% senior secured notes due 2027 (“2027 notes”), $52.0 million senior secured term loan facility due 2024 (“2024 term loan”) and $900.0 million revolving credit facility (“2023 facility”) at amortized cost. The fair values of the 2024 notes, 2027 notes and the 2024 term loan at December 31, 2019 were approximately $525.1 million, $522.5 million and $52.2 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2023 facility at December 31, 2019 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2023 facility was also classified as Level 2 in the hierarchy.

Supplemental Cash Flow Information

Supplemental cash flow information was as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)
Cash payments for interest (1)	$100,354	$107,668	$193,429
Cash payments for income taxes	18,107	3,153	5,643

(1)

Includes $2.3 million, $0.1 million and $48.7 million in payments of debt extinguishment costs which are classified as financing outflows in the accompanying consolidated statement of cash flows for the years ended December 31 2019, 2018, and 2017, respectively. These payments were recorded to interest expense in the accompanying consolidated statement of operations and comprehensive income for their respective years.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income for the years ended December 31, 2019, 2018, and 2017.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued an update to existing guidance under the Incomes Taxes topic of the Codification. This updated guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in the Income Taxes topic. This guidance is effective for public companies annual and interim periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

In June 2016, the FASB issued an update to existing guidance under the Investments topic of the Codification. This update introduces a new impairment model for financial assets, known as the current expected credit losses (“CECL”) model that is based on expected losses rather than incurred losses. The CECL model requires an entity to estimate credit losses on financial assets, including trade accounts receivable, based on historical information, current information and reasonable and supportable forecasts. Under this guidance companies will record an allowance through earnings for expected credit losses upon initial recognition of the financial asset. The aspects of this guidance applicable to us will be required to be adopted on a modified retrospective basis. This update is effective for public companies for annual and interim periods beginning after December 15, 2019. As such, this guidance will be effective for us on January 1, 2020. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

3. Revenue

The following table disaggregates our net sales by product category for the years ended December 31:

	2019	2018	2017
	(In thousands)
Lumber & lumber sheet goods	$2,251,580	$2,902,155	$2,510,945
Manufactured products	1,449,550	1,392,043	1,208,555
Windows, doors & millwork	1,542,924	1,445,858	1,360,567
Gypsum, roofing & insulation	528,571	528,439	538,378
Siding, metal & concrete products	712,644	697,744	655,889
Other building & product services	795,162	758,532	759,875
Total net sales	$7,280,431	$7,724,771	$7,034,209

Information regarding disaggregation of net sales by segment is discussed in Note 15 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of December 31, 2019 or December 31, 2018. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $38.6 million and $42.1 million as of December 31, 2019 and December 31, 2018, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2019	2018
	(In thousands)
Land	$198,123	$198,304
Buildings and improvements	374,909	358,411
Machinery and equipment	439,449	403,765
Furniture, fixtures and computer equipment	92,094	78,910
Construction in progress	29,175	20,810
Finance lease right-of-use assets	37,153	—
Property, plant and equipment	1,170,903	1,060,200
Less: accumulated depreciation	449,016	390,125
Property, plant and equipment, net	$721,887	$670,075

Depreciation expense was $84.0 million, $74.4 million and $71.1 million, of which $19.7 million, $18.6 million and $9.8 million was included in cost of sales, for the years ended December 31, 2019, 2018, and 2017, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations.  These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included on the accompanying consolidated balance sheet as of December 31:

	2019	2018*
	(In thousands)
Land	$118,403	$118,677
Buildings and improvements	136,620	142,345
Machinery and equipment	—	27,188
Assets held under other finance obligations	255,023	288,210
Less: accumulated amortization	18,741	21,786
Assets held under other finance obligations, net	$236,282	$266,424

*

Totals as of December 31, 2018 included assets which, under previous guidance, were held under capital leases. As of December 31, 2019 these assets are now presented as finance lease right-of-use assets as reflected in the table above.

5. Business Combinations

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

On December 9, 2019 we acquired certain assets and the operations of Raney Components, LLC and Raney Construction, Inc. (collectively “Raney”) for $59.0 million in cash, subject to certain adjustments. Located in Groveland, Florida, Raney is a vertically-integrated manufacturer and installer of residential structures for production builder customers. Raney combines sub-contractor labor and material supply to place concrete slabs, install masonry block for exterior walls, set wall panels and roof trusses, frame interior walls and install roof decking. The acquisitions of Sun State and Raney were funded with a combination of cash on hand and borrowings under our 2023 facility.

These transactions were accounted for by the acquisition method, and accordingly their results of operations have been included in the Company’s consolidated financial statements from their respective acquisition dates. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $41.3 million, primarily related to customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

The operating results of the acquisitions have been included in the consolidated statements of operations and comprehensive income from their acquisition dates through December 31, 2019. Net sales and net income attributable these acquisitions were $29.3 million and $1.3 million, respectively, for the year ended December 31, 2019.

Pro forma results of operations attributable to these acquisitions are not presented as they did not have a material impact on our results of operations, individually or in the aggregate. We did not incur any significant acquisition related costs attributable to these transactions.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for these acquisitions for the year ended December 31, 2019, (in thousands):

Accounts receivable	$12,390
Inventory	8,561
Other current assets	306
Property, plant and equipment (includes finance lease right-of-use assets)	18,925
Operating lease right-of-use assets	12,955
Goodwill (Note 6)	28,611
Intangible assets (Note 7)	41,300
Total assets acquired	123,048
Accounts payable and accrued liabilities	(15,123)
Operating lease liabilities	(11,264)
Finance lease liabilities	(3,806)
Total liabilities assumed	(30,193)
Total net assets acquired	$92,855

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

In connection with the acquisition of Raney, we entered into real estate leases with the seller for Raney’s operating locations. The purchase agreement for Raney also contains an earn-out provision contingent upon continued employment and the achievement of specified revenue and profitability targets for fiscal year 2020. This earn-out provision could result in an additional cash payment to the seller ranging from zero to $5.0 million depending on the level of achievement of the specified targets. Future payments related to this earn-out provision will be included as compensation expense in the consolidated statement of operations and comprehensive income over the period earned.

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2019 and 2018 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2018
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	286,135	297,592	740,411
Acquisitions	—	—	14,257	14,354	28,611
Balance as of December 31, 2019
Goodwill	$97,102	$60,691	$343,919	$311,946	$813,658
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$60,076	$300,392	$311,946	$769,022

In 2019, the change in the carrying amount of goodwill was attributable to our acquisitions of Sun State and Raney. The amount allocated to goodwill is attributable to the assembled workforces acquired, expected synergies, and expected growth from the new markets the Company entered into. All of the goodwill recognized from these acquisitions is expected to be tax deductible and will be amortized ratably over a 15-year period for tax purposes.

We closely monitor trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with the Intangibles – Goodwill and Other topic of the Codification.

In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that it is more likely than not that the fair value of the reporting unit is not less than its carrying value, then no further testing of the goodwill is required. However, if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.

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

In evaluating our goodwill for impairment at December 31, 2019, $77.1 million of our goodwill balance was assessed utilizing a quantitative assessment. In performing the quantitative impairment test at December 31, 2019, we developed a range of fair values using a five-year discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

We recorded no goodwill impairment charges in 2019, 2018, and 2017.

7. Intangible Assets

The following table presents intangible assets as of December 31:

	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$183,445	$(77,016)	$149,045	$(63,187)
Trade names	51,361	(36,082)	51,361	(34,065)
Subcontractor relationships	4,700	(131)	—	—
Non-compete agreements	3,579	(1,468)	1,379	(1,379)
Favorable lease intangibles	—	—	6,409	(6,409)
Total intangible assets	$243,085	$(114,697)	$208,194	$(105,040)
Unfavorable lease obligations (included in Accrued liabilities and Other long-term liabilities)	$—	$—	$(19,597)	$19,597

During the years ended December 31, 2019, 2018, and 2017, we recorded amortization expense in relation to the above-listed intangible assets of $16.1 million, $23.5 million, and $21.9 million, respectively.  We recorded no intangible asset impairment charges for the years ended December 31, 2019, 2018 or 2017.

In connection with the acquisitions of Sun State and Raney, we recorded intangible assets of $41.3 million, which includes $34.4 million of customer relationships, $4.7 million of subcontractor relationships and $2.2 million of non-compete agreements. The weighted average useful lives of the acquired assets are 7.7 years in total, 8.5 years for customer relationships, 3.0 years for subcontractor relationships and 5.0 years for non-compete agreements, respectively.

The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2020	$20,235
2021	18,642
2022	17,171
2023	14,513
2024	13,270
Thereafter	44,557
Total future net intangible amortization expense	$128,388

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued payroll and other employee related expenses	$152,869	$145,313
Contract liabilities	38,559	42,054
Customer obligations	11,612	11,762
Self-insurance reserves	37,955	35,304
Accrued business taxes	32,604	28,954
Accrued interest	12,256	13,164
Other	23,095	15,975
Total accrued liabilities	$308,950	$292,526

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
2023 facility (1)	$27,000	$179,000
2024 notes	503,923	696,361
2024 term loan (2)	52,000	458,250
2027 notes	475,000	—
Other finance obligations (Note 10)	221,726	227,071
Finance lease obligations (Note 10)	20,333	16,445
	1,299,982	1,577,127
Unamortized debt discount/premium and debt issuance costs	(8,709)	(15,833)
	1,291,273	1,561,294
Less: current maturities of long-term debt and lease obligations	13,875	15,565
Long-term debt, net of current maturities	$1,277,398	$1,545,729

(1)	The weighted average interest rate was 4.4% and 3.9% as of December 31, 2019 and 2018, respectively.
(2)	The weighted average interest rate was 5.6% and 5.2% as of December 31, 2019 and 2018, respectively.

2017 Debt Transactions

During the year ended December 31, 2017, the Company executed several debt transactions which are described in more detail below. These transactions included a repricing and extension of our previous term loan as well as increasing the borrowing capacity and extending the maturity of our previous revolving credit facility and the complete extinguishment of our previously outstanding 10.75% senior unsecured notes due 2023 (“2023 notes”).

Term Loan Amendment

On February 23, 2017, we repriced our previous term loan through an amendment and extension of the term loan credit agreement providing for a $467.7 million senior secured term loan facility due 2024. This repricing reduced the interest rate by 0.75% and extended the maturity by 19 months to February 29, 2024. Deutsche Bank AG New York Branch continues to serve as administrative agent and collateral agent under the 2024 term loan agreement.

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

Revolving Credit Facility Amendment

On March 22, 2017, the Company extended the maturity date and increased the revolving commitments under its previous revolving credit facility. This transaction resulted in an amended and restated $900.0 million revolving credit facility and extended the maturity by 20 months to March 22, 2022. SunTrust Bank continues to serve as administrative agent and collateral agent under the agreement. All other material terms of the revolving credit facility were unchanged from those of the previous agreement.

In connection with this amendment, we recognized $0.6 million in interest expense for the year ended December 31, 2017 related to the write-off of unamortized debt issuance costs. We incurred $1.6 million in lender and third-party fees which, together with $8.5 million in remaining unamortized debt issuance costs, have been recorded as other assets and are being amortized over the remaining contractual life on a straight-line basis.

2023 Notes Redemption

In December 2017, the Company exercised its contractual right to redeem $367.6 million in aggregate principal amount of 2023 Notes at a total redemption price of 113.249%, plus accrued and unpaid interest. The redemption of the 2023 Notes was funded with a combination of borrowings under the 2023 facility and cash on hand.

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

2019 Debt Transactions

During the year ended December 31, 2019, the Company executed several debt transactions which are described in more detail below. These transactions include: (i) open market purchases of our 2024 notes, (ii) extension of the maturity of our 2023 facility and (iii) privately negotiated purchases of our 2024 notes and partial repayments of our 2024 term loan with the proceeds from the issuance of 2027 notes and cash on hand.  These transactions collectively have extended our debt maturity profile and reduced the amount of long-term debt outstanding.

First Quarter 2019 Note Repurchase Transactions

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

Second Quarter 2019 Refinancing Transactions

In April 2019, the Company extended the maturity date of its revolving credit facility by 20 months to November 22, 2023. All other material terms of the 2023 facility remain unchanged from those of the previous agreement.

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

The additional $3.4 million in proceeds received in excess of par value represents a debt premium which has been recorded as an increase to long-term debt. In connection with the issuance of the additional 2027 notes, we incurred $1.3 million of various third-party fees and expenses which have been recorded as a reduction to long-term debt. These third party costs and the debt premium are being amortized over the contractual life of the 2027 notes using the effective interest method.

The redemption of the 2024 notes was considered to be an extinguishment. As such, we recognized a loss on extinguishment of $3.1 million which was recorded to interest expense in the third quarter of 2019. Of this loss, $2.2 million was attributable to the call premium paid to the lenders and $0.9 million was attributable to the write-off of unamortized debt issuance costs associated with the extinguished 2024 notes.

Fourth Quarter 2019 Term Loan Repayment

In November 2019, we repaid $105.1 million of the 2024 term loan using cash on hand.  In connection with this repayment we recognized a loss on extinguishment of $3.5 million related to the write-off of unamortized debt discount and debt issuance costs. This loss on extinguishment was recorded to interest expense in the fourth quarter of 2019.

2024 Term Loan Credit Agreement

As of December 31, 2019, we have $52.0 million outstanding under the 2024 term loan, which matures on February 29, 2024. The 2024 term loan bears interest based on either a eurodollar or base rate (a rate equal to the highest of an agreed commercially available benchmark rate, the federal funds effective rate plus 0.50% or the eurodollar rate plus 1.0%, as selected by the Company) plus, in each case, an applicable margin. The applicable margin in the 2024 term loan is (x) 3% in the case of Eurodollar rate loans and (y) 2% in the case of base rate loans.

2023 Revolving Credit Facility

The 2023 facility provides for a $900.0 million revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the 2023 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2019, we had $27.0 million in outstanding borrowings under our 2023 facility and our net excess borrowing availability was $681.2 million after being reduced by outstanding letters of credit of approximately $82.2 million.

Borrowings under the 2023 facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case an applicable margin. The applicable margin ranges from 1.25% to 1.75% per annum in the case of eurodollar rate loans and 0.25% to 0.75% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2023 facility. A variable commitment fee, currently 0.375% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2023 facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.25%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2024 term loan and 2023 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2024 notes and 2027 notes. All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens, including (i) with respect to the 2024 term loan, a first-priority security interest in such assets that constitute Notes Collateral (as defined below) and a second priority security interest in such assets that constitute ABL Collateral (as defined below), and (ii) with respect to the 2023 facility, a first-priority security interest in such assets that constitute ABL Collateral and a second-priority security interest in such assets that constitute Notes Collateral.

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

The 2024 term loan and the 2023 facility contain restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2023 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $80.0 million as of December 31, 2019.

Senior Secured Notes due 2024

As of December 31, 2019 we have $503.9 million outstanding in aggregate principal amount of the 2024 notes which mature on September 1, 2024. Interest accrues on the 2024 notes at a rate of 5.625% per annum and is payable semi-annually on March 1 and September 1 of each year.

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

The Notes Collateral Agent became a party to the ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among SunTrust Bank, as agent under the Company’s 2023 facility, the Wilmington Trust, National Association, the Company and the Guarantors, and the Pari Passu Intercreditor Agreement, dated as of July 31, 2015, among Deutsche Bank AG New York Branch, as term collateral agent under the Company’s 2024 term loan, Wilmington Trust, National Association, the Company and the Guarantors. These documents govern all arrangements in respect of the priority of the security interests in the ABL Collateral and the Notes Collateral among the parties to the Indenture, the 2023 facility and the 2024 term loan. The 2024 notes constitute senior secured obligations of the Company and Guarantors, rank senior in right of payment to all future debt of the Company and Guarantors that is expressly subordinated in right of payment to the 2024 notes, and rank equally in right of payment with all existing and future liabilities of the Company and Guarantors that are not so subordinated, including the 2023 facility.

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

Senior Secured Notes due 2027

As of December 31, 2019, we have $475.0 million outstanding in aggregate principal amount of the 2027 notes which mature on June 1, 2027. Interest accrues on the 2027 notes at a rate of 6.75% per annum and is payable semi-annually on June 1 and December 1 of each year.

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

As of December 31, 2019 we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2019 were as follows (in thousands):

Year ending December 31,
2020	$—
2021	—
2022	—
2023	27,000
2024	555,923
Thereafter	475,000
Total long-term debt (including current maturities)	$1,057,923

10. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following as of December 31, 2019 (in thousands):

Assets
Operating lease right-of-use assets, net	$292,684
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	32,070
Total right-of-use assets	$324,754
Liabilities
Current
Current portion of operating lease liabilities	$61,653
Current portion of finance lease liabilities (included in current maturities of long-term debt)	10,378
Noncurrent
Noncurrent portion of operating lease liabilities	$236,948
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	9,955
Total lease liabilities	$318,934

Total lease costs consisted of the following for the year ended December 31, 2019 (in thousands):

Operating lease costs*	$84,603
Finance lease costs:
Amortization of finance lease right-of-use assets	5,177
Interest on finance lease liabilities	1,115
Variable lease costs	15,441
Total lease costs	$106,336

*	Includes short-term lease costs and sublease income which were not material for the year ended December 31, 2019.

Future maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

	Finance Leases	Operating Leases
2020	$11,331	$78,375
2021	7,169	69,775
2022	2,860	55,685
2023	442	42,359
2024	209	32,099
Thereafter	—	87,402
Total lease payments	22,011	365,695
Less: amount representing interest	(1,678)	(67,094)
Present value of lease liabilities	20,333	298,601
Less: current portion	(10,378)	(61,653)
Long-term lease liabilities, net of current portion	$9,955	$236,948

Future maturities of lease obligations as of December 31, 2018 were as follows (in thousands):

	Capital Leases	Operating Leases
2019	$10,784	$77,297
2020	5,392	63,633
2021	1,242	51,804
2022	—	37,054
2023	—	23,327
Thereafter	—	57,000
Total minimum lease payments	17,418	$310,115
Less: amount representing interest	(973)
Present value of lease liabilities	16,445
Less: current portion	(10,039)
Long-term lease liabilities, net of current portion	$6,406

Weighted average lease terms and discount rates as of December 31, 2019 were as follows:

Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	2.0
Weighted average discount rate
Operating leases	6.6%
Finance leases	6.0%

The following table presents cash paid for amounts included in the measurement of lease liabilities as well as supplemental noncash information for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$81,488
Operating cash flows from finance leases	1,115
Financing cash flows from finance leases	11,477
Right-of-use assets obtained in exchange for new operating lease liabilities	86,148
Right-of-use assets obtained in exchange for new finance lease liabilities	16,462

The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $4.8 million as of December 31, 2019. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, these guarantees have not been recognized in the calculation of our right-of-use assets and lease liabilities. Our lease agreements do not impose any significant restrictions or covenants on us. As of December 31, 2019, we had future lease payments of $2.2 million related to leases which have been signed, but have not yet commenced. As such, these lease payments are not reflected on our consolidated balance sheet as of December 31, 2019. Leases with related parties are not significant as of or for the years ended December 31, 2019, 2018 or 2017.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 139 individual property lease agreements with a single lessor as of December 31, 2019. These lease agreements have initial terms ranging from nine to 15 years (expiring through 2021) and renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of December 31, 2019, other finance obligations consist of $221.7 million, with cash payments of $21.0 million for the year ended December 31, 2019. These other finance obligations are included on the consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future maturities for other finance obligations as of December 31, 2019 were as follows (in thousands):

2020	$18,091
2021	17,610
2022	17,456
2023	17,465
2024	17,482
Thereafter	200,562
Total	$288,666

11. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), as amended, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. The Company has reserved 8.5 million shares of common stock for the grant of awards under the 2014 Plan, subject to adjustment as provided by the 2014 Plan. All 8.5 million shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards.  Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four year period or cliff vest after a period of three to four years. As of December 31, 2019, 4.2 million shares were available for issuance under the 2014 Plan.

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

Stock Options

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2018	1,332	$5.97
Granted	—	$—
Exercised	(895)	$5.54
Forfeited	(3)	$10.82
Outstanding at December 31, 2019	434	$6.81	4.4	$8,072
Exercisable at December 31, 2019	396	$6.43	4.1	$7,510

The outstanding options at December 31, 2019 include 124,000 options under the 2014 plan, 95,000 options under the 2007 Plan, 132,000 options under the 2005 Plan and 83,000 options under the 1998 Plan. As of December 31, 2019, 86,000 options under the 2014 Plan, 95,000 options under the 2007 Plan, 132,000 options under the 2005 Plan and 83,000 options under the 1998 Plan were exercisable. The weighted average grant date fair value of options granted during the year ended December 31, 2017 was $7.26. There were no options granted during the years ended December 31, 2019 or 2018. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 were $12.5 million, $10.9 million and $16.4 million, respectively. Vesting of all of our stock options is contingent solely on continuous employment over the requisite service period.

Outstanding and exercisable stock options at December 31, 2019 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15 - $3.19	114	$3.16	2.8	114	$3.16
$6.35 - $6.59	79	$6.48	5.7	66	$6.45
$7.67- $12.94	241	$8.64	4.7	216	$8.14
$3.15 - $12.94	434	$6.81	4.4	396	$6.43

Restricted Stock Units

The outstanding restricted stock units (“RSUs”) at December 31, 2019 include 1,999,000 units granted under the 2014 Plan and 77,000 units granted under the 2007 Plan.

The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	908	$16.25
Granted	772	$14.29
Vested	(504)	$14.45
Forfeited	(45)	$15.88
Nonvested at December 31, 2019	1,131	$15.73

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2019, 2018 and 2017 were $14.29, $20.23, and $14.60, respectively.

The following table summarizes activity for RSUs subject to both performance and service conditions for the year ended December 31, 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	556	$15.16
Granted	397	$14.42
Vested	(231)	$10.94
Forfeited	(30)	$16.02
Nonvested at December 31, 2019	692	$16.11

The weighted average grant date fair value of RSUs for which vesting is subject to both performance and service conditions granted during the years ended December 31, 2019, 2018 and 2017 were $14.42, $21.15 and $15.38, respectively.

The following table summarizes activity for RSUs subject to both market and service conditions for the year ended December 31, 2019 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	500	$12.78
Granted	—	$—
Vested	—	$—
Forfeited	(247)	$8.13
Nonvested at December 31, 2019	253	$17.31

The weighted average grant date fair value of RSUs for which vesting is subject to both market and service conditions granted during the years ended December 31, 2018 and 2017 were  $21.96, and $11.49, respectively. There were no RSUs granted during the year ended December 31, 2019 for which vesting was subject to both market and service conditions.

Our results of operations include stock compensation expense of $12.2 million ($9.2 million net of taxes), $14.4 million ($10.7 million net of taxes) and $13.5 million ($8.2 million net of taxes) for the years ended December 31, 2019, 2018 and 2017, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $2.2 million, $4.2 million and $5.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018, and 2017 were $0.3 million, $2.7 million and $2.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2019, 2018 and 2017 were $9.8 million, $10.4 million and $6.9 million, respectively.

As of December 31, 2019, there was $17.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

12. Income Taxes

The components of income tax expense (benefit) included in continuing operations were as follows for the years ended December 31:

	2019	2018	2017
	(In thousands)
Current:
Federal	$3,678	$(1,831)	$1,831
State	6,274	5,572	2,213
	9,952	3,741	4,044
Deferred:
Federal	45,955	45,934	49,710
State	5,039	5,889	(606)
	50,994	51,823	49,104
Income tax expense	$60,946	$55,564	$53,148

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2019	2018
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$8,219	$10,019
Insurance reserves	14,277	13,245
Stock-based compensation expense	3,325	4,770
Accounts receivable	3,799	3,892
Inventories	5,394	13,348
Operating loss and credit carryforwards	13,821	38,813
Operating lease liabilities	74,650	—
Other	1,677	—
	125,162	84,087
Valuation allowance	(2,409)	(2,409)
Total deferred tax assets	122,753	81,678
Deferred tax liabilities related to:
Prepaid expenses	(2,393)	(2,845)
Goodwill and other intangible assets	(37,426)	(28,055)
Property, plant and equipment	(37,991)	(26,670)
Operating lease right-of-use assets	(73,171)	—
Other	—	(1,342)
Total deferred tax liabilities	(150,981)	(58,912)
Net deferred tax asset (liability)	$(28,228)	$22,766

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax	2.8	4.3	7.7
Valuation allowance	—	—	(3.1)
Stock compensation windfall benefit	(0.8)	(1.6)	(5.5)
Enactment of federal income tax rate change	—	—	31.5
Permanent difference – 162(m) limitation	0.4	0.6	0.8
Permanent difference – credits	(2.3)	(4.6)	(9.6)
Permanent difference – other	0.7	1.4	0.9
Other	(0.2)	0.2	0.1
	21.6%	21.3%	57.8%

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

We have $274.1 million of state net operating loss carryforwards and $3.8 million of state tax credit carryforwards expiring at various dates through 2039. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryforward period. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

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

The balance for uncertain tax positions, excluding penalties and interest, was $2.0 million and $0.3 million as of December 31, 2019 and 2018, respectively with no significant impact recorded in the Company’s consolidated statement of operations and comprehensive income for the years ended December 31, 2019, 2018 or 2017. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2019, 2018 or 2017.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2014. We are currently under IRS audit for various aspects of our 2015, 2016 and 2017 tax years. We report in 41 states with various years open to examination.

13. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible to participate in the plans subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $7.8 million, $6.8 million and $4.6 million in 2019, 2018 and 2017, respectively, for contributions to the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the years ended December 31, 2019, 2018 and 2017 were not significant.

14. Commitments and Contingencies

As of December 31, 2019, we had outstanding letters of credit totaling $82.2 million under our 2023 facility that principally support our self-insurance programs.

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

15. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across approximately 400 locations operating in 40 states across the United States, which have been organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

The Company has nine operating segments aligned with its nine geographical regions (Regions 1 through 9). While all of our operating segments have similar categories of products, distribution methods and customers, certain of our operating segments have been aggregated due to also containing similar economic characteristics, resulting in the following composition of reportable segments:

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

The following tables present Net sales, Income before income taxes and certain other measures for the reportable segments, reconciled to consolidated total operations, for the years ended December 31, (in thousands):

	2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,295,643	$13,077	$20,694	$56,012
Southeast	1,610,156	12,586	21,729	83,466
South	1,866,891	19,753	22,309	113,550
West	2,253,854	27,599	37,513	86,144
Total reportable segments	7,026,544	73,015	102,245	339,172
All other	253,887	27,023	7,306	(56,417)
Total consolidated	$7,280,431	$100,038	$109,551	$282,755

	2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,309,391	$13,338	$23,198	$36,354
Southeast	1,700,317	11,661	25,599	67,465
South	2,020,258	20,758	25,816	111,515
West	2,448,581	27,268	39,961	106,525
Total reportable segments	7,478,547	73,025	114,574	321,859
All other	246,224	24,881	(6,361)	(61,104)
Total consolidated	$7,724,771	$97,906	$108,213	$260,755

	2017
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,251,951	$12,972	$20,314	$41,445
Southeast	1,535,785	10,338	22,742	50,513
South	1,826,140	18,991	22,720	88,893
West	2,173,806	26,763	31,801	85,513
Total reportable segments	6,787,682	69,064	97,577	266,364
All other	246,527	23,929	95,597	(174,435)
Total consolidated	$7,034,209	$92,993	$193,174	$91,929

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the company earn revenues or have long-lived assets located in foreign countries.

16. Related Party Transactions

Certain members of the Company’s board of directors also serve on the board of directors of one of our suppliers, PGT, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the years ended December 31, 2019, 2018 or 2017.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the years ended December 31, 2019, 2018 or 2017.

17. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2019 and 2018 (in thousands, except per share amounts):

	2019
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Net sales	$1,631,300		$1,904,523		$1,981,035		$1,763,573
Gross margin	441,975		517,156		541,142		476,556
Net income	35,708	(1)	66,604	(2)	78,130	(3)	41,367	(4)
Net income per share
Basic	$0.31	(1)	$0.58	(2)	$0.68	(3)	$0.36	(4)
Diluted	$0.31	(1)	$0.57	(2)	$0.67	(3)	$0.35	(4)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,700,436	$2,089,888	$2,118,467	$1,815,980
Gross margin	411,052	496,328	522,781	492,779
Net income	23,220	56,622	73,328	52,021	(5)
Net income per share
Basic	$0.20	$0.49	$0.64	$0.45	(5)
Diluted	$0.20	$0.49	$0.63	$0.45	(5)

(1)	Includes a gain on debt extinguishment of $0.7 million as discussed in Note 9.
(2)	Includes the write-off of debt discount and debt issuance costs of $2.2 million and financing costs of $2.1 million as discussed in Note 9.
(3)	Includes a loss on debt extinguishment of $3.1 million as discussed in Note 9.
(4)	Includes a loss on debt extinguishment of $3.5 million as discussed in Note 9.
(5)	Includes a gain on debt extinguishment of $3.2 million as discussed in Note 9.

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

18. Subsequent Events

Business Combination

On January 9, 2020 we acquired certain assets and the operations of Bianchi & Company, Inc. (“Bianchi”) for $17.2 million in cash, subject to certain adjustments. Located in Charlotte, North Carolina, Bianchi is a supplier and installer of interior and exterior doors, crown moldings, open stair rail, chair rail, wainscoting, commercial hollow metal frames and doors and other custom millwork. This acquisition was funded with a combination of cash on hand and borrowings under our 2023 facility.

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

Debt Transaction

In February 2020, we completed a private offering of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”) at an issue price equal to 100% of their par value. The proceeds from this offering were used together with borrowing under our 2023 facility to redeem the remaining $503.9 million in aggregate principal amount of 2024 notes outstanding at a redemption price of 104.2% of their par value and $47.5 million in aggregate principal amount of 2027 notes at a redemption price of 103.0% of their par value.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2019, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2020 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2020 under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 21, 2020 under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item  13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2020 under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 21, 2020 under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2017, File Number 0-51357)

4.1

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

4.2

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.3

First Supplemental Indenture, dated as of July 25, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

4.4

Indenture, dated as of February 11, 2020, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

4.5*	Description of Capital Stock
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

Exhibit Number	Description
10.4

Amended and Restated ABL Credit Agreement, dated as of July 31, 2015, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.5

Amendment No. 1 to Credit Agreement, dated as of March 22, 2017, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2017, File Number 0-51357)

10.6

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2019, File Number 0-51357)

10.7

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.8

Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.9

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.10

Notes Collateral Agreement, dated as of August 22, 2016, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

10.11

Notes Collateral Agreement, dated as of May 30, 2019, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.12

Guarantee Agreement, dated as of July 31, 2015, among the guarantors party thereto and Deutsche Bank AG, New York Branch (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.13

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.14

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.15+

Builders FirstSource, Inc. 1998 Stock Incentive Plan, as amended, effective March 1, 2004 (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

10.16+

Amendment No. 7 to the Builders FirstSource, Inc. 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007, File Number 0-51357)

10.17+

2004 Form of Builders FirstSource, Inc. 1998 Stock Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on April 27, 2005, File Number 333-122788)

Exhibit Number	Description
10.18+

Builders FirstSource, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

10.19+

2006 Form of Builders FirstSource, Inc. 2005 Equity Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 17, 2006, File Number 0-51357)

10.20+

Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.21+

2008 Form of Builders FirstSource, Inc. 2007 Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the Securities and Exchange Commission on May 1, 2008, File Number 0-51357)

10.22+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.23+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.24+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.25+

2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.26+

2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015, File Number 0-51357)

10.27+

2016 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016, File Number 0-51357)

10.28+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017, File Number 0-51357)

10.29+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

10.30+

2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, File Number 0-51357)

10.31*+	Builders FirstSource, Inc. Director Compensation Policy
10.32+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.33+

Amended and Restated Employment Agreement, dated December 29, 2017, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

Exhibit Number	Description
10.34+

Employment Agreement, dated January 15, 2004, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the Securities Exchange Commission on November 2, 2005, File Number 0-51357)

10.35+

Amendment to Employment Agreement, dated October 29, 2008, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 2, 2009, File Number 0-51357)

10.36+

Second Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Donald F. McAleenan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.37+

Employment Agreement, dated November 14, 2016, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, File Number 0-51357)

10.38+

First Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.39+

Employment Agreement between Builders FirstSource, Inc. and Scott L. Robins dated effective as of February 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Securities and Exchange Commission on November 2, 2018, File Number 0-51357)

10.40+

Employment Agreement between Builders FirstSource, Inc. and David E. Rush dated effective as of November 29, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, File Number 0-51357)

10.41+

Amended and Restated Employment Agreement, dated January 1, 2018, between Builders FirstSource, Inc. and Floyd Sherman (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

14.1

Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, File Number 0-51357)

14.2

Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

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
101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on February 21, 2020, formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2019, 2018, and 2017, (ii) Consolidated Balance Sheet at December 31, 2019 and 2018, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018, and 2017, and (v) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

*	Filed herewith
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

February 21, 2020

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

Signature	Title	Date

/s/ M. CHAD CROW	President, Chief Executive Officer and Director	February 21, 2020
M. Chad Crow	(Principal Executive Officer)

/s/ PETER M. JACKSON	Senior Vice President and Chief Financial Officer	February 21, 2020
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI COULTER	Senior Vice President and Chief Accounting Officer	February 21, 2020
Jami Coulter	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	February 21, 2020
Paul S. Levy

/s/ DANIEL AGROSKIN	Director	February 21, 2020
Daniel Agroskin

/s/ DAVID A. BARR	Director	February 21, 2020
David A. Barr

/s/ CLEVELAND A. CHRISTOPHE	Director	February 21, 2020
Cleveland A. Christophe

/s/ JANICE DAVIS	Director	February 21, 2020
Janice Davis

/s/ WILLIAM B. HAYES	Director	February 21, 2020
William B. Hayes

/s/ BRETT N. MILGRIM	Director	February 21, 2020
Brett N. Milgrim

/s/ FLOYD F. SHERMAN	Director	February 21, 2020
Floyd F. Sherman

/s/ CRAIG A. STEINKE	Director	February 21, 2020
Craig A. Steinke