Form 10-Q
period 2020-03-31
Builders FirstSource, Inc.
filed 2020-05-01
CIK 1316835

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 29, 2020 was 116,610,833.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2020	2019
	(Unaudited) (In thousands, except per share amounts)
Net sales	$1,787,021	$1,631,300
Cost of sales	1,321,608	1,189,325
Gross margin	465,413	441,975
Selling, general and administrative expenses	404,466	370,084
Income from operations	60,947	71,891
Interest expense, net	51,931	24,901
Income before income taxes	9,016	46,990
Income tax expense	249	11,282
Net income	$8,767	$35,708
Comprehensive income	$8,767	$35,708
Net income per share:
Basic	$0.08	$0.31
Diluted	$0.07	$0.31
Weighted average common shares:
Basic	116,258	115,425
Diluted	117,494	116,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2020	December 31, 2019
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$163,872	$14,096
Accounts receivable, less allowances of $18,496 and $13,492 at March 31, 2020 and December 31, 2019, respectively	702,192	614,946
Other receivables	54,647	77,447
Inventories, net	640,048	561,255
Other current assets	44,122	39,123
Total current assets	1,604,881	1,306,867
Property, plant and equipment, net	730,738	721,887
Operating lease right-of-use assets, net	285,964	292,684
Goodwill	777,283	769,022
Intangible assets, net	132,165	128,388
Deferred income taxes	8,393	8,417
Other assets, net	21,934	22,225
Total assets	$3,561,358	$3,249,490
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	551,548	436,823
Accrued liabilities	223,319	308,950
Current portion of operating lease liabilities	61,628	61,653
Current maturities of long-term debt	22,518	13,875
Total current liabilities	859,013	821,301
Noncurrent portion of operating lease liabilities	230,355	236,948
Long-term debt, net of current maturities, debt discount, and debt issuance costs	1,545,211	1,277,398
Deferred income taxes	37,496	36,645
Other long-term liabilities	55,745	52,245
Total liabilities	2,727,820	2,424,537
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 116,545 and 116,052 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,165	1,161
Additional paid-in capital	574,769	574,955
Retained earnings	257,604	248,837
Total stockholders' equity	833,538	824,953
Total liabilities and stockholders' equity	$3,561,358	$3,249,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2020	2019
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$8,767	$35,708
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	29,400	23,576
Amortization of debt issuance costs and debt discount	684	1,149
Loss (gain) on extinguishment of debt	5,349	(680)
Deferred income taxes	875	9,638
Stock compensation expense	3,254	2,659
Gain on sale of assets	(133)	(464)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(61,998)	22,703
Inventories	(78,591)	(38,603)
Other current assets	(5,000)	4,732
Other assets and liabilities	26,286	(1,319)
Accounts payable	108,295	47,371
Accrued liabilities	(87,842)	(100,395)
Net cash provided by (used in) operating activities	(50,654)	6,075
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,498)	(21,524)
Proceeds from sale of property, plant and equipment	538	720
Cash used for acquisitions	(15,893)	—
Net cash used in investing activities	(43,853)	(20,804)
Cash flows from financing activities:
Borrowings under revolving credit facility	681,000	374,000
Repayments under revolving credit facility	(398,000)	(331,000)
Proceeds from long-term debt and other loans	550,000	—
Repayments of long-term debt and other loans	(554,263)	(24,440)
Payments of debt extinguishment costs	(22,686)	—
Payments of loan costs	(8,332)	—
Exercise of stock options	398	216
Repurchase of common stock	(3,834)	(2,450)
Net cash provided by financing activities	244,283	16,326
Net change in cash and cash equivalents	149,776	1,597
Cash and cash equivalents at beginning of period	14,096	10,127
Cash and cash equivalents at end of period	$163,872	$11,724

Supplemental disclosure of non-cash activities

Purchases of property, plant and equipment included in accounts payable were $5.2 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

The Company acquired assets under operating lease obligations of $9.5 million and $15.7 million for the three months ended March 31, 2020 and 2019, respectively.  Additionally, the Company acquired assets under finance lease obligations of $2.7 million and $2.7 million for the three months ended March 31, 2020 and 2019, respectively.

The Company made cash payment for interest of $21.7 million and $33.6 million for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid	Retained Earnings
	Common Stock		in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338
Vesting of restricted stock units	662	7	(7)	—	—
Stock compensation expense	—	—	2,659	—	2,659
Exercise of stock options	59	—	216	—	216
Shares withheld for restricted stock units vested	(196)	(2)	(2,448)	—	(2,450)
Net income	—	—	—	35,708	35,708
Balance at March 31, 2019	115,603	$1,156	$560,641	$70,674	$632,471

Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953
Vesting of restricted stock units	579	6	(6)	—	—
Stock compensation expense	—	—	3,254	—	3,254
Exercise of stock options	82	—	398	—	398
Shares withheld for restricted stock units vested	(168)	(2)	(3,832)	—	(3,834)
Net income	—	—	—	8,767	8,767
Balance at March 31, 2020	116,545	$1,165	$574,769	$257,604	$833,538

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

The condensed consolidated balance sheet as of December 31, 2019 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2019 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2019 included in our most recent annual report on Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance under the Income Taxes topic of the FASB Accounting Standards Codification (“Codification”). This updated guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in the Income Taxes topic. This guidance is effective for public companies annual and interim periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

In June 2016, the FASB issued an update to existing guidance under the Investments topic of the Codification. This update introduced a new impairment model for financial assets, known as the current expected credit losses (“CECL”) model that is based on expected losses rather than incurred losses. The CECL model requires an entity to estimate credit losses on financial assets, including trade accounts receivable, based on historical information, current information and reasonable and supportable forecasts. Under this guidance companies record an allowance through earnings for expected credit losses upon initial recognition of the financial asset. We adopted the aspects of this guidance applicable to us on a modified retrospective basis as of January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

2. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended March 31,
	2020	2019
Lumber & lumber sheet goods	$552,481	$517,689
Manufactured products	354,457	317,352
Windows, doors & millwork	391,317	353,390
Gypsum, roofing & insulation	110,852	120,919
Siding, metal & concrete products	168,885	149,918
Other building products & services	209,029	172,032
Net sales	$1,787,021	$1,631,300

Information regarding disaggregation of sales by segment is discussed in Note 11 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of March 31, 2020 or December 31, 2019. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $36.6 million and $38.6 million as of March 31, 2020 and December 31, 2019, respectively.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$8,767	$35,708

Denominator:
Weighted average shares outstanding, basic	116,258	115,425
Dilutive effect of options and RSUs	1,236	1,106
Weighted average shares outstanding, diluted	117,494	116,531

Net income per share:
Basic	$0.08	$0.31
Diluted	$0.07	$0.31

Antidilutive and contingent options and RSUs excluded from diluted EPS	217	1,451

4. Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
2023 facility (1)	$310,000	$27,000
2024 notes	—	503,923
2024 term loan (2)	52,000	52,000
2027 notes	427,500	475,000
2030 notes	550,000	—
Other finance obligations	220,127	221,726
Finance lease obligations	19,491	20,333
	1,579,118	1,299,982
Unamortized debt discount and debt issuance costs	(11,389)	(8,709)
	1,567,729	1,291,273
Less: current maturities of long-term debt	22,518	13,875
Long-term debt, net of current maturities	$1,545,211	$1,277,398

(1)	The weighted average interest rate was 4.1% and 4.4% as of March 31, 2020 and December 31, 2019, respectively.
(2)	The weighted average interest rate was 4.7% and 5.6% as of March 31, 2020 and December 31, 2019, respectively.

2020 Debt Transactions

In February 2020, the Company completed a private offering of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”) at an issue price equal to 100% of par value. The net proceeds from the issuance of the 2030 notes were used together with a borrowing on our $900.0 million revolving credit facility (“2023 facility”) to redeem the remaining $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) and $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”) and to pay related transaction fees and expenses.

In connection with the issuance of the 2030 notes, we incurred $8.3 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 2030 notes using the effective interest method.

As the Company concluded that the redemption of the 2024 notes and 2027 notes were debt extinguishments, the Company recorded a loss on extinguishment of $28.0 million in interest expense in the first quarter of 2020. Of this loss, approximately $22.7 million was attributable to the payment of redemption premiums on the extinguished notes and $5.3 million was attributable to the write-off of unamortized debt issuance costs and debt premium.

Senior Unsecured Notes due 2030

As of March 31, 2020, we have $550.0 million outstanding in aggregate principal amount of the 2030 notes, which mature on March 1, 2030. Interest accrues on the 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

The terms of the 2030 notes are governed by the indenture, dated as of the February 11, 2020 (the “Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee. The 2030 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s direct and indirect wholly owned subsidiaries (the “Guarantors”) that guarantee its obligations under the Company’s 2023 Facility and existing senior secured term loan facility (the “2024 term loan,” and, together with the 2023 facility, the “Senior Secured Credit Facilities”) and the 2027 Secured Notes. Subject to certain exceptions, future subsidiaries that guarantee the Senior Secured Credit Facilities, the 2027 notes or certain other indebtedness will also guarantee the 2030 notes.

The 2030 notes constitute senior unsecured obligations of the Company and the Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the Senior Secured Credit Facilities and the 2027 notes. The 2030 notes are also (i) effectively subordinated to all existing and future secured indebtedness of the Company and the Guarantors (including under the Senior Secured Credit Facilities and the 2027 notes) to the extent of the value of the assets securing such indebtedness, (ii) senior to all of the future subordinated indebtedness of the Company and the Guarantors, and (iii) structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2030 notes.

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

At any time prior to March 1, 2025, the Company may redeem the 2030 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2030 notes plus the “applicable premium” set forth in the Indenture. In addition, at any time prior to March 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2030 notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 105.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date.  At any time on or after March 1, 2025, the Company may redeem the 2030 notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 2030 notes may require it to repurchase all or part of their 2030 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Fair Value

As of March 31, 2020 and December 31, 2019, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes, 2024 term loan and 2023 facility at amortized cost. The fair values of the 2027 notes, 2030 notes and the 2024 term loan at March 31, 2020 were approximately $419.4 million, $503.4 million and $45.6 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2023 facility at March 31, 2020 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2023 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2020.

5. Business Combination

On January 9, 2020, we acquired certain assets and operations of Bianchi & Company, Inc. (“Bianchi”) for $15.9 million in cash. Located in Charlotte, North Carolina, Bianchi is a supplier and installer of interior and exterior millwork. This acquisition was funded with a combination of cash on hand and borrowings under our 2023 facility.

This transaction was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $9.4 million, primarily related to customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates. Pro forma results of operations as well as net sales and income attributable to Bianchi are not presented as this acquisition did not have a material impact on our results of operations. We did not incur any significant acquisition related costs attributable to this transaction.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$2,353
Inventory	202
Property, plant and equipment	74
Other assets	94
Goodwill (Note 6)	8,261
Intangible assets (Note 7)	9,440
Total assets acquired	20,424
Accounts payable and accrued liabilities	(4,531)
Total liabilities assumed	(4,531)
Total net assets acquired	$15,893

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2020 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2019
Goodwill	$97,102	$60,691	$343,919	$311,946	$813,658
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	300,392	311,946	769,022
Acquisitions	—	8,261	—	—	8,261
Balance as of March 31, 2020
Goodwill	$97,102	$68,952	$343,919	$311,946	$821,919
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$68,337	$300,392	$311,946	$777,283

In 2020, the change in the carrying amount of goodwill is attributable to our acquisition of Bianchi.  The amount allocated to goodwill is attributable to the assembled workforce of Bianchi as well as expected growth from the expanded millwork product and service operations acquired.  All of the goodwill recognized from this acquisition is expected to be deductible for tax purposes and will be amortized ratably over a 15-year period for tax purposes.

7. Intangible Assets

The following table presents intangible assets as of:

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$191,305	$(81,619)	$183,445	$(77,016)
Trade names	52,061	(36,556)	51,361	(36,082)
Subcontractor relationships	5,440	(584)	4,700	(131)
Non-compete agreements	3,719	(1,601)	3,579	(1,468)
Total intangible assets	$252,525	$(120,360)	$243,085	$(114,697)

In connection with the acquisition of Bianchi, we recorded intangible assets of $9.4 million, which includes $7.9 million of customer relationships, $0.7 million of subcontractor relationships, $0.7 million of trade names and $0.1 million of non-compete agreements. The weighted average useful lives of the acquired assets are 8.2 years in total, 9.3 years for customer relationships, 3.0 years for subcontractor relationships, 3.0 years for trade names and 3.0 years for non-compete agreements, respectively.

During the three months ended March 31, 2020, we recorded amortization expense in relation to the above-listed intangible assets of $5.7 million.  During the three months ended March 31, 2019, we recorded amortization expense in relation to the above-listed intangible assets of $3.9 million.

The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2020 (from April 1, 2020)	$16,262
2021	20,231
2022	18,671
2023	15,408
2024	14,094
Thereafter	47,499
Total future net intangible amortization expense	$132,165

8. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first quarter of 2020, our board of directors granted 291,000 RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 206,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years and 85,000 of the RSUs cliff vest on the second anniversary of the grant date. The weighted average grant date fair value for these RSUs was $22.71 per unit, which was based on the closing stock price on the grant date.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2020, our board of directors granted 206,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital (“ROIC”) over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $23.18 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

Expected volatility (company)	40.0%
Expected volatility (peer group median)	40.0%
Correlation between the company and peer group median	0.5
Expected dividend yield	0.0%
Risk-free rate	0.9%

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

9. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	2.2	4.2
Stock compensation windfall benefit	(16.0)	(0.1)
Permanent differences and other	(4.4)	(1.1)
	2.8%	24.0%

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy disrupted by the COVID-19 pandemic. We are currently evaluating the impact of the CARES Act on our consolidated financial statements.

We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base our estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results, and future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as the residential homebuilding industry’s cyclicality and sensitivity to changes in economic conditions, particularly due to economic disruptions related to the COVID-19 pandemic, it is possible that actual results could differ from the estimates used in previous analyses.

Accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations or financial position.

10. Commitments and Contingencies

As of March 31, 2020, we had outstanding letters of credit totaling $82.2 million under our 2023 facility that principally support our self-insurance programs.

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

The following tables present Net sales, Income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended March 31, 2020
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$295,573	$3,497	$4,931	$4,616
Southeast	400,384	3,843	5,306	16,577
South	499,804	6,831	5,664	23,333
West	516,767	7,594	9,322	4,420
Total reportable segments	1,712,528	21,765	25,223	48,946
All other	74,493	7,635	26,708	(39,930)
Total consolidated	$1,787,021	$29,400	$51,931	$9,016
	Three months ended March 31, 2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$285,789	$3,205	$5,177	$7,244
Southeast	386,673	3,033	5,582	17,256
South	458,609	4,832	5,900	29,010
West	436,313	6,364	8,741	(404)
Total reportable segments	1,567,384	17,434	25,400	53,106
All other	63,916	6,142	(499)	(6,116)
Total consolidated	$1,631,300	$23,576	$24,901	$46,990

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

12. Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT Innovations, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the three months ended March 31, 2020 or 2019.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three months ended March 31, 2020 or 2019.

13. Subsequent Events

In April 2020, we completed a private offering of an additional $350.0 million in aggregate principal amount of 2027 notes at an issue price of 98.75% of par value. The Company intends to use the net proceeds from the offering to repay the funds drawn under its revolving credit facility and to pay related transaction fees and expenses, with any remaining net proceeds to be used for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our most recent annual report on Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors.  All forward-looking statements are based upon information available to Builders FirstSource, Inc. on the date this report was submitted.  Builders FirstSource, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the recent novel coronavirus disease 2019 (“COVID-19”) pandemic, the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy.  Builders FirstSource, Inc. may not succeed in addressing these and other risks.  Further information regarding factors that could affect our financial and other results can be found in the risk factors section of Builders FirstSource, Inc.’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.  Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 400 locations in 40 states across the United States. Given the span and depth of our geographical reach, our locations are organized into nine geographical regions (Regions 1 through 9), which are also our operating segments, and these are further aggregated into four reportable segments: Northeast, Southeast, South and West. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 11 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.2 million and 0.9 million, respectively, as of March 31, 2020. However, both total and single-family housing starts remain below the normalized historical annual averages (from 1959 through 2019) of 1.5 million and 1.1 million, respectively.

In March of 2020, the U.S. economy began to see significant disruption and uncertainty from the impacts of the COVID-19 pandemic.  The extent and duration of this disruption and uncertainty are yet to be fully known, and we expect to experience a decline in housing starts, reduced sales demand, increased margin pressures and increased operating costs as a result.  In addition to the COVID-19 effect, we may continue to experience pressure on our gross margins due to lower levels of housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices.  Although, there has been a trend of consolidation within the building products supply industry over the past several years, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. While it is uncertain how long demand will be disrupted due to the current pandemic, we still believe there are several meaningful trends that indicate U.S. housing demand will rebound and continue to trend towards recovering to the historical average. These trends include relatively low interest rates, the aging of housing stock and normal population growth due to immigration and birth rate exceeding death rate. While the rate of market growth has recently been disrupted, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see housing demand return and continue to increase in future years.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates and the health of the economy and home financing markets. The repair and remodel end market has been disrupted by the COVID-19 pandemic and while the extent of these disruptions and uncertainties are yet to be fully known, we expect to experience reduced sales demand, increased margin pressures and increased operating costs in this area of our business as a result.  We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. The disruptions and uncertainties as a result of the ensuing COVID-19 pandemic are expected to have a significant impact on our current and potentially future operating results.

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

•

Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.   The disruptive impacts of the COVID-19 pandemic on our operating expenses could be significant.

•

Multi-Family and Light Commercial Business. Our primary focus has been, and continues to be, on single-family residential new construction and the repair and remodel end market. However, we will continue to identify opportunities for profitable growth in the multi-family and light commercial markets.

•

Capital Structure: As a result of our historical growth through acquisitions, we have substantial indebtedness. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile and market interest rates. As such, we may enter into various debt or equity transactions in order to appropriately manage and optimize our capital structure and liquidity needs.

RECENT DEVELOPMENTS

Debt Transactions

In February 2020, the Company completed a private offering of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”) at an issue price equal to 100% of their par value. The proceeds from the issuance of the 2030 notes were used together with a borrowing on our $900.0 million revolving credit facility (“2023 facility”) to redeem the remaining $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) and $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”) and to pay related transaction fees and expenses.  Further, in April 2020, we issued an additional $350 million in aggregate principal amount of our 2027 notes.  Collectively, these transactions have extended our debt maturity profile and strengthened our liquidity position.

These transactions are described in Notes 4 and 13 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Business Combinations

On January 9, 2020, we acquired certain assets and operations of Bianchi & Company, Inc. (“Bianchi”) for $15.9 million in cash. Located in Charlotte, North Carolina, Bianchi is a supplier and installer of interior and exterior millwork.

This acquisition is described in Note 5 to the consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Retirement of President and Chief Executive Officer

On January 10, 2020, Mr. Crow notified our Board of his decision to retire as President and Chief Executive Officer of the Company during 2020 after assisting the Board in hiring his replacement. However, Mr. Crow has agreed to defer his retirement and stay on as CEO until the COVID-19 situation stabilizes and the Company can resume normal operations. Mr. Crow has also agreed to continue with the Company in a consulting capacity for a period of time following the appointment of a new Chief Executive Officer to assist in the transition.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has improved since 2011. However, in March of 2020, the U.S. economy began to see significant disruption and uncertainty from the impacts of the COVID-19 pandemic.  While the extent of these disruptions and uncertainties is yet to be fully known, we expect to experience reduced sales demand, increased margin pressures and increased operating costs as a result.  For the first quarter of 2020, actual U.S. total housing starts were 0.3 million, a 22.3% increase compared to the first quarter of 2019. Actual U.S. single-family starts were 0.2 million in the first quarter of 2020, a 12.4% increase compared to the same quarter a year ago. Recent forecasts from a composite of third party sources, including the NAHB, estimate 1.2 million U.S. total housing starts and 0.8 million U.S single family housing starts for the full year 2020, which are decreases of 7.2% and 7.1%, respectively from 2019 primarily as a result of ensuing disruptions from the COVID-19 pandemic. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to decrease approximately 10.0% in 2020 compared to 2019.

Our net sales for the first quarter of 2020 increased 9.5% from the same period last year. Acquisitions accounted for 3.5% of our sales growth in the first quarter of 2020, while commodity price inflation and one more selling day increased our sales by 0.4% and 1.7%, respectively.  Excluding the impact of acquisitions, commodity price inflation and the impact of one more selling day, we achieved 3.9% core organic sales growth in the single-family, multi-family and repair and remodel/other end markets. Our gross profit percentage in the first quarter of 2020 decreased by 1.1% compared to the first quarter of 2019 where we experienced stronger gross margin percentage as a result of commodity deflation in the period. In addition, sales volume growth in the majority of our product categories contributed to increased gross margin dollars compared to the first quarter of 2019. Our selling, general and administrative expenses, as a percentage of net sales, were 22.6% in the first quarter of 2020, a 0.1% decrease from 22.7% in the first quarter of 2019, driven primarily by cost leverage on increased sales volumes.

While temporarily hampered by the disruptions and uncertainties brought on by the COVID-19 pandemic, we believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, optimization of our capital structure will continue to be a key area of focus for the Company.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2020 and 2019, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2020	2019
Sales	100.0%	100.0%
Cost of sales	74.0%	72.9%
Gross margin	26.0%	27.1%
Selling, general and administrative expenses	22.6%	22.7%
Income from operations	3.4%	4.4%
Interest expense, net	2.9%	1.5%
Income tax expense	0.1%	0.7%
Net income	0.4%	2.2%

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Net Sales. Net sales for the three months ended March 31, 2020 were $1,787.0 million, a 9.5% increase over net sales of $1,631.3 million for the three months ended March 31, 2019. Core organic growth increased net sales by 3.9% and acquisitions contributed 3.5% compared to 2019.  Further, one additional selling day increased sales by 1.7%, while commodity price inflation increased our sales in the first quarter of 2020 by 0.4%.  Core organic growth came from sales volume increases in single-family, multi-family and repair and remodel/other end markets.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2020		2019
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$552.5	30.9%	$517.7	31.7%	6.7%
Manufactured products	354.5	19.8%	317.4	19.5%	11.7%
Windows, doors & millwork	391.3	21.9%	353.4	21.7%	10.7%
Gypsum, roofing & insulation	110.8	6.2%	120.9	7.4%	(8.4)%
Siding, metal & concrete products	168.9	9.5%	149.9	9.2%	12.7%
Other building products & services	209.0	11.7%	172.0	10.5%	21.5%
Net sales	$1,787.0	100.0%	$1,631.3	100.0%	9.5%

We achieved increased sales in all our product categories, except in our Gypsum, roofing and insulation category, primarily due to higher sales volumes and as a result of our continued efforts to focus on higher margin opportunities.

Gross Margin. Gross margin increased $23.4 million to $465.4 million. Our gross margin percentage decreased to 26.0% in the first quarter of 2020 from 27.1% in the first quarter of 2019, a 1.1% decrease. We experienced a stronger gross margin percentage in the first quarter of 2019 as a result of commodity deflation in the period.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $34.4 million, or 9.3%. This increase was primarily due to higher compensation expense related to the increase in net sales and rising insurance expenses. Higher depreciation and amortization expense also contributed to the increase.

As a percentage of net sales, selling, general and administrative expenses decreased to 22.6% in the first quarter of 2020 from 22.7% in the first quarter of 2019, largely driven by cost leverage on increased sales volumes.

Interest Expense, Net. Interest expense was $51.9 million in the first quarter of 2020, an increase of $27.0 million from the first quarter of 2019. Interest expense increased $28.0 million due to a loss on extinguishment related to the repurchase of our 2024 notes and partial repurchase of our 2027 notes in the first quarter of 2020, partially offset by lower effective interest rates during the first quarter of 2020.

Income Tax Expense. We recorded income tax expense of $0.2 million and $11.3 million in the first quarters of 2020 and 2019, respectively. Our effective tax rate was 2.8% in the first quarter of 2020. In the first quarter of 2019 our effective tax rate was 24.0%. The decrease in the tax expense was primarily driven by a decrease in earnings before tax in the current period.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 11 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended March 31,
	Net sales					Income before income taxes
	2020	% of net sales	2019	% of net sales	% change	2020	% of net sales	2019	% of net sales	% change
Northeast	$295,573	17.2%	$285,789	18.2%	3.4%	$4,616	1.6%	$7,244	2.5%	(36.3)%
Southeast	400,384	23.4%	386,673	24.7%	3.5%	16,577	4.1%	17,256	4.5%	(3.9)%
South	499,804	29.2%	458,609	29.3%	9.0%	23,333	4.7%	29,010	6.3%	(19.6)%
West	516,767	30.2%	436,313	27.8%	18.4%	4,420	0.9%	(404)	(0.1)%	1,194.1%
	$1,712,528	100.0%	$1,567,384	100.0%		$48,946	2.9%	$53,106	3.4%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the first quarter of 2020 increased 0.9%, 16.4%, 7.5% and 27.7% in the Northeast, Midwest, South and West regions, respectively, compared to the first quarter of 2019. For the first quarter of 2020, our net sales also increased across all of our reportable segments largely due to an increase in sales volume across the majority of our product categories. We achieved increased profitability in our West reportable segment due to increased sales volume in the first quarter of 2020 compared to the first quarter of 2019, where we experienced the impact of adverse weather conditions in the first quarter of 2019. However, profitability declined in our Northeast, Southeast and South reportable segments due to a decline in gross margin percentages in the first quarter of 2020 compared to the first quarter of 2019, where we experienced stronger gross margin performance as a result of commodity deflation in the period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at March 31, 2020 consist of cash on hand and borrowing availability under our 2023 facility.

Our 2023 facility will be primarily used for working capital, general corporate purposes and funding acquisitions. In addition, we may use the 2023 facility to facilitate debt consolidation. Availability under the 2023 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of March 31, 2020 and December 31, 2019 (in millions):

	As of
	March 31, 2020	December 31, 2019
Accounts Receivable Availability	$494.7	$413.0
Inventory Availability	422.4	370.0
Other Receivables Availability	32.2	29.8
Gross Availability	949.3	812.8
Less:
Agent Reserves	(32.0)	(26.6)
Plus:
Cash in Qualified Accounts	154.9	4.2
Borrowing Base	1,072.2	790.4
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	790.4
Less:
Outstanding Borrowings	(310.0)	(27.0)
Letters of Credit	(82.2)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$507.8	$681.2

As of March 31, 2020, we had $310.0 million in outstanding borrowings under our 2023 facility and our net excess borrowing availability was $507.8 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2020.

Liquidity

Our liquidity at March 31, 2020 was $671.7 million, which consists of net borrowing availability under the 2023 facility and cash on hand.

We have substantial indebtedness following our historical acquisitions, which increased our interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call the 2027 notes, 2030 notes, repay debt or otherwise enter into transactions regarding its capital structure.

Should the current economic and industry conditions continue to deteriorate from the disruptions of the COVID-19 pandemic or otherwise, or we pursue additional acquisitions, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, managing our working capital and/or divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash used in operating activities was $50.7 million for the three months ended March 31, 2020 compared to cash provided by operating activities of $6.1 million for the three months ended March 31, 2019. The $56.8 million decrease in cash provided by operations was largely the result of our working capital increase of $125.1 million in the first three months of 2020, exceeding the working capital increase of $64.2 million for the first three months of 2019. This change in working capital was primarily due to the timing and value of cash received from customers, inventory purchases and cash paid to vendors in the first quarter of 2020 compared to the first quarter of 2019.

Cash used in investing activities was $43.9 million and $20.8 million for the three months ended March 31, 2020 and 2019, respectively.  This increase in cash used in investing activities was primarily due to our acquisition of Bianchi in the first quarter of 2020.  Additionally, the increase in the Company’s net investment in property, plant and equipment largely relates to the timing of capital expenditures under the Company’s 2020 capital plan.

Cash provided by financing activities was $244.3 million and $16.3 million for the three months ended March 31, 2020 and 2019, respectively. The increase in cash provided by financing activities is primarily due to a $240.0 million increase in net borrowings on our 2023 facility in the first three months of 2020 compared to the first three months of 2019 largely due to the desire to hold cash on our balance sheet during the disruption and uncertainty caused by the COVID-19 pandemic.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Our business could be materially and adversely affected by the current COVID-19 pandemic, or any recurrence or worsening of the COVID-19 pandemic, particularly if located in regions where we derive a significant amount of our revenue or profit or where our suppliers and customers are located. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of locations, which could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operation. Some of our locations have been closed in the few states or counties where construction activities have been prohibited.  To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in Item 1A Risk Factors section and included in our Annual Report on Form 10-K incorporated by reference herein, such as those relating to our substantial level of indebtedness, our future capital needs, our need to generate sufficient cash to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes and our 2030 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2023 facility would result in approximately $3.1 million in additional interest expense annually as we had $310.0 million in outstanding borrowings as of March 31, 2020. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $0.5 million in additional interest expense annually as of March 31, 2020.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than as described below, there were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019.

The outbreak of a health epidemic or pandemic, including COVID-19, may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as the current COVID-19 pandemic or any recurrence or worsening of the COVID-19 pandemic, particularly if located in regions where we derive a significant amount of our revenue or profit or where our suppliers and customers are located. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of locations, which could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operation. Some of our locations have been closed in the few states or counties where construction activities have been prohibited.

In addition, our operations could be disrupted if any of our employees or employees of our suppliers or customers were suspected or confirmed of having COVID-19 or other illnesses and such illness required us or our suppliers or customers to quarantine some or all such employees or disinfect our locations.

The COVID-19 pandemic could also cause disruptions in our supply chain. The inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays to delivery date requirements of our customers. Such failures could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and ultimately, termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In that case, we may be required to seek alternative sources of materials or products. Although we believe that we can manage our exposure to these risks, we cannot be certain that we will be able to identify such alternative materials or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our ability to satisfy customer orders.

We could also be adversely affected if government authorities impose further mandatory closures, seek voluntary closures, impose restrictions on our operations, or if suppliers issue mass recalls of products. Even if such measures are not further implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.

We cannot predict the duration or scope of the COVID-19 pandemic or when or how our business, financial conditions and results of operations will be impacted by it, including as a result of the recent deterioration in the U.S. economy and any related impact on the residential homebuilding industry, and based on the duration and scope, such impact could be material. Historically, in times of an economic recession, new home construction in the United States has slowed considerably. Any significant downturn in new home construction as a result of the economic impact of the COVID-19 pandemic could have an adverse effect on our business, financial condition and results of operations.

To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section or the “Risk factors” section included in our Annual Report on Form 10-K incorporated by reference herein, such as those relating to our substantial level of indebtedness, our future capital needs, our need to generate sufficient cash to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We have taken certain precautions due to the recent COVID-19 pandemic that could harm our business.

In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. In an effort to help slow the spread of COVID-19, we are temporarily requiring all employees who are able to work remotely to do so, have suspended all non-essential travel for our employees, are canceling or postponing company-sponsored events, and are discouraging employee attendance at industry events and in-person work-related meetings. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees if necessary, our workforce is not fully remote. Our employees travel frequently to establish and maintain relationships with our customers and suppliers, and for other business purposes. Although we continue to monitor the situation and may adjust our current policies as more information and guidance become available, temporarily suspending travel and doing business in-person could negatively impact our marketing efforts, challenge our ability to enter into customer contracts in a timely manner, or create operational or other challenges as we adjust to a largely remote workforce, any of which could harm our business. The extent to which COVID-19 and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and unpredictable.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2020 — January 31, 2020	—	$—	—	—
February 1, 2020 — February 29, 2020	8,492	24.20	—	—
March 1, 2020 — March 31, 2020	159,822	22.71	—	—
Total	168,314	$22.79	—	—

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 1, 2020 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three months ended March 31, 2020 and 2019, (ii) Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 has been formatted in Inline XBRL.

*	Filed herewith.
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

May 1, 2020

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

May 1, 2020

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 1, 2020