Form 10-Q
period 2020-06-30
Builders FirstSource, Inc.
filed 2020-07-31
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 29, 2020 was 116,701,510.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,945,643	$1,904,523	$3,732,664	$3,535,823
Cost of sales	1,428,311	1,387,367	2,749,919	2,576,692
Gross margin	517,332	517,156	982,745	959,131
Selling, general and administrative expenses	388,077	401,511	792,543	771,595
Income from operations	129,255	115,645	190,202	187,536
Interest expense, net	26,812	29,382	78,743	54,283
Income before income taxes	102,443	86,263	111,459	133,253
Income tax expense	23,519	19,659	23,768	30,941
Net income	$78,924	$66,604	$87,691	$102,312
Comprehensive income	$78,924	$66,604	$87,691	$102,312
Net income per share:
Basic	$0.68	$0.58	$0.75	$0.89
Diluted	$0.67	$0.57	$0.75	$0.88
Weighted average common shares:
Basic	116,634	115,757	116,446	115,592
Diluted	117,547	116,919	117,520	116,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2020	2019
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$385,461	$14,096
Accounts receivable, less allowances of $16,834 and $13,492 at June 30, 2020 and December 31, 2019, respectively	719,684	614,946
Other receivables	45,164	77,447
Inventories, net	615,142	561,255
Other current assets	36,136	39,123
Total current assets	1,801,587	1,306,867
Property, plant and equipment, net	743,542	721,887
Operating lease right-of-use assets, net	286,354	292,684
Goodwill	777,283	769,022
Intangible assets, net	126,519	128,388
Deferred income taxes	7,693	8,417
Other assets, net	21,700	22,225
Total assets	$3,764,678	$3,249,490
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$554,394	$436,823
Accrued liabilities	292,851	308,950
Current portion of operating lease liabilities	61,887	61,653
Current maturities of long-term debt	23,974	13,875
Total current liabilities	933,106	821,301
Noncurrent portion of operating lease liabilities	230,634	236,948
Long-term debt, net of current maturities, debt discount, and debt issuance costs	1,577,884	1,277,398
Deferred income taxes	38,169	36,645
Other long-term liabilities	68,951	52,245
Total liabilities	2,848,744	2,424,537
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	-	-
Common stock, $0.01 par value, 200,000 shares authorized; 116,701 and 116,052 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,167	1,161
Additional paid-in capital	578,239	574,955
Retained earnings	336,528	248,837
Total stockholders' equity	915,934	824,953
Total liabilities and stockholders' equity	$3,764,678	$3,249,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2020	2019
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$87,691	$102,312
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	57,875	47,390
Amortization of debt issuance costs and debt discount	1,587	2,132
Loss on extinguishment of debt, net	5,349	1,498
Deferred income taxes	2,248	21,390
Stock compensation expense	6,720	6,038
Net gain on sale of assets and asset impairments	(188)	(1,023)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(69,991)	(47,113)
Inventories	(53,685)	(20,631)
Other current assets	2,987	7,271
Other assets and liabilities	39,452	1,057
Accounts payable	108,152	90,050
Accrued liabilities	(18,311)	(31,586)
Net cash provided by operating activities	169,886	178,785
Cash flows from investing activities:
Purchases of property, plant and equipment	(54,809)	(45,392)
Proceeds from sale of property, plant and equipment	1,451	4,620
Cash used for acquisitions	(15,893)	—
Net cash used in investing activities	(69,251)	(40,772)
Cash flows from financing activities:
Borrowings under revolving credit facility	791,000	594,000
Repayments under revolving credit facility	(818,000)	(700,000)
Proceeds from issuance of notes	895,625	400,000
Repayments of long-term debt and other loans	(557,964)	(423,743)
Payments of debt extinguishment costs	(22,686)	—
Payments of loan costs	(13,800)	(7,278)
Exercise of stock options	708	1,883
Repurchase of common stock	(4,153)	(2,450)
Net cash provided by (used in) financing activities	270,730	(137,588)
Net change in cash and cash equivalents	371,365	425
Cash and cash equivalents at beginning of the period	14,096	10,127
Cash and cash equivalents at end of the period	$385,461	$10,552

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,356	$50,046
Cash paid for income taxes	335	2,797
Supplemental disclosures of non-cash activities:
Accrued purchases of property, plant and equipment	$1,900	$4,030
Acquisition of assets under operating lease obligations	25,960	35,847
Acquisition of assets under finance lease obligations	10,132	7,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Retained
	Shares	Amount	Capital	Earnings	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338
Vesting of restricted stock units	662	7	(7)	—	—
Stock compensation expense	—	—	2,659	—	2,659
Exercise of stock options	59	—	216	—	216
Shares withheld for restricted stock units vested	(196)	(2)	(2,448)	—	(2,450)
Net income	—	—	—	35,708	35,708
Balance at March 31, 2019	115,603	1,156	560,641	70,674	632,471
Vesting of restricted stock units	11	—	—	—	—
Stock compensation expense	—	—	3,379	—	3,379
Exercise of stock options	266	3	1,674	—	1,677
Net income	—	—	—	66,604	66,604
Balance at June 30, 2019	115,880	$1,159	$565,694	$137,278	$704,131
Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953
Vesting of restricted stock units	579	6	(6)	—	—
Stock compensation expense	—	—	3,254	—	3,254
Exercise of stock options	82	—	398	—	398
Shares withheld for restricted stock units vested	(168)	(2)	(3,832)	—	(3,834)
Net income	—	—	—	8,767	8,767
Balance at March 31, 2020	116,545	$1,165	$574,769	$257,604	$833,538
Vesting of restricted stock units	130	2	(2)	—	—
Stock compensation expense	—	—	3,466	—	3,466
Exercise of stock options	48	—	325	—	325
Shares withheld for restricted stock units vested	(22)	—	(319)	—	(319)
Net income	—	—	—	78,924	78,924
Balance at June 30, 2020	116,701	$1,167	$578,239	$336,528	$915,934

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

2. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lumber & lumber sheet goods	$622,158	$601,487	$1,174,639	$1,119,176
Manufactured products	365,782	374,299	720,240	691,651
Windows, doors & millwork	404,054	391,049	795,370	744,439
Gypsum, roofing & insulation	125,789	138,388	236,641	259,307
Siding, metal & concrete products	200,575	191,289	369,460	341,207
Other building products & services	227,285	208,011	436,314	380,043
Net sales	$1,945,643	$1,904,523	$3,732,664	$3,535,823

Information regarding disaggregation of sales by segment is discussed in Note 11 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of June 30, 2020 or December 31, 2019. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $49.7 million and $38.6 million as of June 30, 2020 and December 31, 2019, respectively.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$78,924	$66,604	$87,691	$102,312

Denominator:
Weighted average shares outstanding, basic	116,634	115,757	116,446	115,592
Dilutive effect of options and RSUs	913	1,162	1,074	1,134
Weighted average shares outstanding, diluted	117,547	116,919	117,520	116,726

Net income per share:
Basic	$0.68	$0.58	$0.75	$0.89
Diluted	$0.67	$0.57	$0.75	$0.88

Antidilutive and contingent options and RSUs excluded from diluted EPS	651	325	434	659

4. Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
2023 facility (1)	$—	$27,000
2024 notes	—	503,923
2024 term loan (2)	52,000	52,000
2027 notes	777,500	475,000
2030 notes	550,000	—
Other finance obligations	219,264	221,726
Finance lease obligations	23,766	20,333
	1,622,530	1,299,982
Unamortized debt discount and debt issuance costs	(20,672)	(8,709)
	1,601,858	1,291,273
Less: current maturities of long-term debt	23,974	13,875
Long-term debt, net of current maturities	$1,577,884	$1,277,398

(1)	The weighted average interest rate was 3.8% and 4.4% as of June 30, 2020 and December 31, 2019, respectively.
(2)	The weighted average interest rate was 4.5% and 5.6% as of June 30, 2020 and December 31, 2019, respectively.

2020 Debt Transactions

During the six months ended June 30, 2020, the Company executed several debt transactions which are described in more detail below.  These transactions include: (i) private offering of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”), (ii) redemption of the remaining $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) and $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”), (iii) private offering of $350.0 million in aggregate principal amount of 6.75% senior secured notes due 2027.  These transactions collectively have extended our debt maturity profile and strengthened our liquidity position.

First Quarter 2020 Refinancing Transactions

In February 2020, the Company completed a private offering of $550.0 million in aggregate principal amount of 2030 notes at an issue price equal to 100% of par value. The net proceeds from the issuance of the 2030 notes were used together with a borrowing on our $900.0 million revolving credit facility (“2023 facility”) to redeem the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes and $47.5 million in aggregate principal amount of 2027 notes and to pay related transaction fees and expenses.

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

Second Quarter 2020 Debt Transaction

In April 2020, the Company completed a private offering of an additional $350.0 million in aggregate principal amount of 2027 notes at an issue price of 98.75% of par value.  The net proceeds from the issuance of the 2027 notes were used to repay the funds drawn under the 2023 facility and to pay related transaction fees and expenses, with the remaining net proceeds used for general corporate purposes.

The Company recognized the $4.4 million in proceeds received below par value as a debt discount, which is recorded as a reduction to long-term debt.  In connection with the issuance of the 2027 notes, we incurred $5.5 million of various third-party fees and expenses, which have been recorded as a reduction to long-term debt.  These third-party costs and the debt discount will be amortized over the contractual life of the 2027 notes using the effective interest method.

Senior Unsecured Notes due 2030

As of June 30, 2020, we have $550.0 million outstanding in aggregate principal amount of the 2030 notes, which mature on March 1, 2030. Interest accrues on the 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

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

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2020.

Fair Value

As of June 30, 2020 and December 31, 2019, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes, 2024 term loan and 2023 facility at amortized cost. The fair values of the 2027 notes, 2030 notes and the 2024 term loan at June 30, 2020 were approximately $797.5 million, $519.8 million and $50.2 million, respectively, and were determined using Level 2 inputs based on market prices.

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

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2020 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2019
Goodwill	$97,102	$60,691	$343,919	$311,946	$813,658
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	300,392	311,946	769,022
Acquisitions	—	8,261	—	—	8,261
Balance as of June 30, 2020
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

7. Intangible Assets

The following table presents intangible assets as of:

	June 30, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Customer relationships	$191,305	$(86,105)	$183,445	$(77,016)
Trade names	52,061	(37,130)	51,361	(36,082)
Subcontractor relationships	5,440	(1,037)	4,700	(131)
Non-compete agreements	3,719	(1,734)	3,579	(1,468)
Total intangible assets	$252,525	$(126,006)	$243,085	$(114,697)

In connection with the acquisition of Bianchi, we recorded intangible assets of $9.4 million, which includes $7.9 million of customer relationships, $0.7 million of subcontractor relationships, $0.7 million of trade names and $0.1 million of non-compete agreements. The weighted average useful lives of the acquired assets are 8.2 years in total, 9.3 years for customer relationships, 3.0 years for subcontractor relationships, 3.0 years for trade names and 3.0 years for non-compete agreements.

During the three and six months ended June 30, 2020, we recorded amortization expense in relation to the above-listed intangible assets of $5.6 million and $11.3 million, respectively.  During the three and six months ended June 30, 2019, we recorded amortization expense in relation to the above-listed intangible assets of $3.9 million and $7.7 million, respectively.

The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2020 (from July 1, 2020)	$10,615
2021	20,231
2022	18,671
2023	15,408
2024	14,094
Thereafter	47,500
Total future net intangible amortization expense	$126,519

8. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2020, our board of directors granted 714,000 RSUs to employees and eligible directors under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 512,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 64,000 of the RSUs cliff vest on the fourth anniversary of the grant date, 85,000 of the RSUs cliff vest on the second anniversary of the grant date and 53,000 of the RSUs cliff vest on the first anniversary of the grant date. The weighted average grant date fair value for these RSUs was $19.23 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2020, our board of directors granted 272,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital (“ROIC”) over a three-year period (“performance condition”) as well as continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $23.18 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

9. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	3.4	4.4	3.3	4.4
Stock compensation windfall benefit	(0.2)	(0.4)	(1.4)	(0.3)
Permanent differences and other	(1.2)	(2.2)	(1.6)	(1.9)
	23.0%	22.8%	21.3%	23.2%

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy disrupted by the COVID-19 pandemic. Consistent with provisions provided under the CARES act, we have elected to defer the remission of certain payroll taxes through the end of 2020, with 50% of these deferred payroll taxes to be remitted by December 31, 2021 and the remaining 50% due by December 31, 2022. This is expected to provide us with approximately $35 million of additional liquidity during the current year. We do not currently expect the CARES Act to have a material impact on our financial results, including our annual estimated effective tax rate.

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

10. Commitments and Contingencies

As of June 30, 2020, we had outstanding letters of credit totaling $82.2 million under our 2023 facility that principally support our self-insurance programs.

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

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty and there is a reasonable possibility of loss that is not able to be estimated at this time, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

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

The following tables present Net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended June 30, 2020
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$294,214	$3,596	$5,197	$13,132
Southeast	450,663	3,933	5,800	30,943
South	510,453	6,910	5,857	30,771
West	619,874	7,823	9,775	40,087
Total reportable segments	1,875,204	22,262	26,629	114,933
All other	70,439	6,213	183	(12,490)
Total consolidated	$1,945,643	$28,475	$26,812	$102,443

	Three months ended June 30, 2019
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$349,682	$3,249	$5,386	$18,867
Southeast	416,080	3,083	5,480	24,260
South	473,763	4,887	5,823	28,886
West	587,140	6,417	8,960	35,613
Total reportable segments	1,826,665	17,636	25,649	107,626
All other	77,858	6,178	3,733	(21,363)
Total consolidated	$1,904,523	$23,814	$29,382	$86,263

	Six months ended June 30, 2020
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$589,787	$7,092	$10,128	$17,748
Southeast	851,047	7,776	11,106	47,520
South	1,010,257	13,742	11,521	54,128
West	1,135,408	15,402	19,074	44,990
Total reportable segments	3,586,499	44,012	51,829	164,386
All other	146,165	13,863	26,914	(52,927)
Total consolidated	$3,732,664	$57,875	$78,743	$111,459

	Six months ended June 30, 2019
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$635,471	$6,454	$10,563	$26,111
Southeast	802,753	6,116	11,062	41,516
South	932,372	9,719	11,723	57,895
West	1,022,520	12,763	17,668	35,439
Total reportable segments	3,393,116	35,052	51,016	160,961
All other	142,707	12,338	3,267	(27,708)
Total consolidated	$3,535,823	$47,390	$54,283	$133,253

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

12. Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT Innovations, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the six months ended June 30, 2020 or 2019.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the six months ended June 30, 2020 or 2019.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.2 million and 0.8 million, respectively, as of June 30, 2020. However, both total and single-family housing starts remain below the normalized historical annual averages (from 1959 through 2019) of 1.5 million and 1.1 million, respectively.

•

Effect of COVID-19 Pandemic. In March of 2020, the U.S. economy began to see significant disruption, uncertainty and record high levels of unemployment as a result of the COVID-19 pandemic. The extent and duration of this disruption and uncertainty are yet to be fully known, and we may experience a decline in housing starts, reduced sales demand, increased margin pressures and/or increased operating costs as a result. In addition to the COVID-19 effect, we may continue to experience pressure on our gross margins due to lower levels of housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices. Although there has been a trend of consolidation within the building products supply industry over the past several years, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. While the extent to which demand will be disrupted due to the current pandemic is uncertain, we still believe there are several meaningful trends that indicate U.S. housing demand will rebound and continue to trend towards the historical average. These trends include historically low interest rates, the aging of housing stock, a shift to suburban living and normal population growth due to immigration and birth rate exceeding death rate. While the rate of market growth has recently been disrupted, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see housing demand continue to increase.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates and the health of the economy and home financing markets. The repair and remodel end market has been impacted by the COVID-19 pandemic and while the extent of this impact and related uncertainties are yet to be fully known, we may experience reduced sales demand, increased margin pressures and/or increased operating costs in this area of our business as a result.  We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. The disruptions and uncertainties as a result of the ensuing COVID-19 pandemic may have a significant impact on our future operating results.

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

•

Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be a low-cost building materials supplier in the markets we serve. We pay close attention to managing our working capital and operating expenses. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.   The disruptive impacts of the COVID-19 pandemic on our ongoing operating expenses could be significant.

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

RECENT DEVELOPMENTS

Debt Transactions

During the six months ended June 30, 2020, the Company executed several debt transactions, including the redemption of $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) and $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”).  The repayments of our 2024 notes and 2027 notes were funded with the proceeds of the issuance of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”) and cash on hand. Additionally, the Company issued $350.0 million in aggregate principal amount of our 2027 notes.  Collectively, these transactions have extended our debt maturity profile and strengthened our liquidity position.

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

Retirement of President and Chief Executive Officer

In January 2020, Mr. Crow notified our Board of his decision to retire as President and Chief Executive Officer of the Company during 2020 after assisting the Board in hiring his replacement. Mr. Crow has agreed to continue with the Company in a consulting capacity for a period of time following the appointment of a new Chief Executive Officer to assist in the transition.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Though the level of housing starts remains below the historical average, the homebuilding industry has improved since 2011. However, in March of 2020, the U.S. economy began to see significant disruption, uncertainty and a record level of unemployment as a result of the COVID-19 pandemic.  While the extent of these disruptions and uncertainties is yet to be fully known, we may experience reduced sales demand, increased margin pressures and/or increased operating costs as a result.  For the second quarter of 2020, actual U.S. total housing starts were 0.3 million, a 17.1% decrease compared to the second quarter of 2019. Actual U.S. single-family starts were 0.2 million in the second quarter of 2020, a 13.0% decrease compared to the same quarter a year ago. For the six months ended June 30, 2020 actual U.S. total housing starts were 0.6 million, a 0.7% increase compared to the six months ended June 30, 2019. Actual U.S. single-family starts were 0.4 million in the first six months of 2020, a 1.3% decrease compared to the same period a year ago. Recent forecasts from a composite of third party sources, including the NAHB, estimate 1.2 million U.S. total housing starts and 0.8 million U.S single family housing starts for the full year 2020, which are decreases of 9.6% and 6.5%, respectively, from 2019.  The projected decrease in starts is primarily attributable to the COVID-19 pandemic. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to decrease approximately 8.5% in 2020 compared to 2019.

Our net sales for the second quarter of 2020 increased 2.2% from the same period last year. Acquisitions accounted for 2.5% of our net sales growth in the second quarter of 2020, while commodity price inflation accounted for another 1.8%. These areas of growth were offset by declines in core organic net sales as a result of disruptions from the COVID-19 pandemic.  Excluding the impact of acquisitions and commodity price inflation, core organic net sales declined by 2.1% in the single-family, multi-family and repair and remodel/other end markets. Our gross profit percentage in the second quarter of 2020 decreased by 0.6% compared to the second quarter of 2019 which was primarily attributable to the expected normalization in our lumber and lumber sheet goods product category gross margin percentage compared to the second quarter of 2019. Our selling, general and administrative expenses, as a percentage of net sales, were 19.9% in the second quarter of 2020, a 1.2% decrease from 21.1% in the second quarter of 2019, primarily driven by disciplined reduction of compensation, travel and entertainment costs during the COVID-19 pandemic, as well as lower fuel costs.

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

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather causing reduced construction activity during these quarters. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

•	The volatility of lumber prices;
•	The cyclical nature of the homebuilding industry;
•	General economic conditions in the markets in which we compete;
•	The pricing policies of our competitors;
•	Disruptions in our supply chain
•	The production schedules of our customers; and
•	The effects of weather.

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

RESULTS OF OPERATIONS

The following table sets forth, for the three and six months ended June 30, 2020 and 2019, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4%	72.8%	73.7%	72.9%
Gross margin	26.6%	27.2%	26.3%	27.1%
Selling, general and administrative expenses	19.9%	21.1%	21.2%	21.8%
Income from operations	6.7%	6.1%	5.1%	5.3%
Interest expense, net	1.4%	1.6%	2.2%	1.5%
Income tax expense	1.2%	1.0%	0.6%	0.9%
Net income	4.1%	3.5%	2.3%	2.9%

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Net Sales. Net sales for the three months ended June 30, 2020 were $1,945.6 million, a 2.2% increase from net sales of $1,904.5 million for the three months ended June 30, 2019. Acquisitions accounted for 2.5% of our net sales growth in the second quarter of 2020, while commodity price inflation accounted for another 1.8%. These areas of growth were offset by declines in core organic net sales as a result of disruptions from the COVID-19 pandemic. Excluding the impact of acquisitions and commodity price inflation, core organic net sales declined 2.1% in the second quarter of 2020 across all our customer end markets.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended June 30,
	2020		2019
	Net sales	% of Net sales	Net sales	% of Net sales	% Change
Lumber & lumber sheet goods	$622.1	32.0%	$601.5	31.6%	3.4%
Manufactured products	365.8	18.8%	374.3	19.7%	(2.3)%
Windows, doors & millwork	404.0	20.8%	391.0	20.5%	3.3%
Gypsum, roofing & insulation	125.8	6.5%	138.4	7.3%	(9.1)%
Siding, metal & concrete products	200.6	10.3%	191.3	10.0%	4.9%
Other building products & services	227.3	11.6%	208.0	10.9%	9.3%
Net sales	$1,945.6	100.0%	$1,904.5	100.0%	2.2%

We achieved increased net sales in all our product categories, except in our Manufactured products and our Gypsum, roofing and insulation categories, which saw a particularly adverse impact from several state and local shutdowns related to the COVID-19 pandemic in the second quarter of 2020.  Despite the disruptions from the pandemic, we achieved increased net sales in our remaining product categories due to higher sales volume.

Gross Margin. Gross margin increased $0.2 million to $517.3 million. Our gross margin percentage decreased to 26.6% in the second quarter of 2020 from 27.2% in the second quarter of 2019, a 0.6% decrease. The decrease was primarily attributable to the expected normalization in our lumber and lumber sheet goods product category gross margin percentage compared to the second quarter of 2019.

Selling, General and Administrative Expenses.  In the second quarter of 2020, selling, general and administrative expenses decreased $13.4 million, or 3.3% and as a percentage of sales decreased to 19.9% from 21.1% in the second quarter of 2019. This decrease was primarily driven by lower variable compensation and benefit expenses and travel and entertainment costs, as well as lower fuel costs, which was partially offset with higher depreciation expense in the period.  Also contributing to the decrease as a percentage of net sales was the effect of commodity price inflation on our net sales in the second quarter of 2020.

Interest Expense, Net. Interest expense was $26.8 million in the second quarter of 2020, a decrease of $2.6 million from the second quarter of 2019. Interest expense for the second quarter of 2019 includes $4.3 million in one-time charges related to the debt financing transactions executed in that period. Adjusting for the one-time charges, interest expense increased by $1.7 million due to a higher outstanding debt balance as compared to the second quarter of 2019, partially offset by the effect of lower interest rates.

Income Tax Expense. We recorded income tax expense of $23.5 million and $19.7 million in the second quarters of 2020 and 2019, respectively. Our effective tax rate was 23.0% and 22.8% for the three month periods ended June 30, 2020 and 2019, respectively.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Net Sales. Net sales for the six months ended June 30, 2020 were $3,732.7 million, a 5.6% increase over net sales of $3,535.8 million for the six months ended June 30, 2019. In the first six months of 2020, acquisitions increased net sales by 3.0%, with additional core organic growth of 0.6%.  In addition, commodity price inflation and one additional selling day also increased net sales in the first six months of 2020 by 1.2% and 0.8%, respectively.  Excluding the impact of commodity price inflation and the impact of one additional selling day, we achieved growth across all of our customer end markets.

The following table shows net sales classified by product category (dollars in millions):

	Six Months Ended June 30,
	2020		2019
	Net sales	% of Net sales	Net sales	% of Net sales	% Change
Lumber & lumber sheet goods	$1,174.7	31.5%	$1,119.2	31.7%	5.0%
Manufactured products	720.2	19.3%	691.7	19.6%	4.1%
Windows, doors & millwork	795.4	21.3%	744.4	21.1%	6.9%
Gypsum, roofing & insulation	236.6	6.3%	259.3	7.3%	(8.8)%
Siding, metal & concrete products	369.5	9.9%	341.2	9.6%	8.3%
Other building products & services	436.3	11.7%	380.0	10.7%	14.8%
Net sales	$3,732.7	100.0%	$3,535.8	100.0%	5.6%

We achieved increased net sales in all our product categories, except in our Gypsum, roofing and insulation category, primarily due to higher sales volumes and as a result of our continued efforts to focus on higher margin opportunities through both acquisition targets and core organic growth.

Gross Margin. Gross margin increased $23.6 million to $982.7 million. Our gross margin percentage decreased to 26.3% in the first six months of 2020 from 27.1% in the first six months of 2019, a 0.8% decrease. We experienced a stronger gross margin percentage in the first six months of 2019 as a result of commodity price deflation in the period.

Selling, General and Administrative Expenses.  For the six months ended June 30, 2020, selling, general and administrative expenses increased $20.9 million, or 2.7% and as a percentage of sales decreased to 21.2% from 21.8% in the first six months of 2019. This increase was primarily due to higher compensation costs and depreciation expense in the first six months of 2020, offset by lower fuel costs. The decrease as a percentage of net sales was attributable to the effect of commodity price inflation on our net sales.

Interest Expense, Net. Interest expense was $78.7 million for the six months ended June 30, 2020, an increase of $24.5 million compared to the six months ended June 30, 2019. This increase in interest expense is primarily due to a $28.0 million loss on debt extinguishment related to the repurchase of our 2024 notes and partial repurchase of our 2027 notes recorded in the first quarter of 2020.

Income Tax Expense. We recorded income tax expense of $23.8 million and $30.9 million for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate was 21.3% and 23.2% in the first six months of 2020 and 2019, respectively.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 11 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended June 30,
	Net sales					Income before income taxes
	2020	% of Net sales	2019	% of Net sales	% change	2020	% of Net sales	2019	% of Net sales	% change
Northeast	$294,214	15.7%	$349,682	19.1%	(15.9)%	$13,132	4.5%	$18,867	5.4%	(30.4)%
Southeast	450,663	24.0%	416,080	22.8%	8.3%	30,943	6.9%	24,260	5.8%	27.5%
South	510,453	27.2%	473,763	25.9%	7.7%	30,771	6.0%	28,886	6.1%	6.5%
West	619,874	33.1%	587,140	32.2%	5.6%	40,087	6.5%	35,613	6.1%	12.6%
	$1,875,204	100.0%	$1,826,665	100.0%		$114,933	6.1%	$107,626	5.9%

	Six months ended June 30,
	Net sales					Income before income taxes
	2020	% of Net sales	2019	% of Net sales	% change	2020	% of Net sales	2019	% of Net sales	% change
Northeast	$589,787	16.4%	$635,471	18.7%	(7.2)%	$17,748	3.0%	$26,111	4.1%	(32.0)%
Southeast	851,047	23.7%	802,753	23.7%	6.0%	47,520	5.6%	41,516	5.2%	14.5%
South	1,010,257	28.2%	932,372	27.5%	8.4%	54,128	5.4%	57,895	6.2%	(6.5)%
West	1,135,408	31.7%	1,022,520	30.1%	11.0%	44,990	4.0%	35,439	3.5%	27.0%
	$3,586,499	100.0%	$3,393,116	100.0%		$164,386	4.6%	$160,961	4.7%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the second quarter of 2020 decreased 17.0%, 9.7%, 11.5% and 17.3% in the Northeast, Midwest, South and West regions, respectively, compared to the second quarter of 2019. For the second quarter of 2020, our net sales increased in the Southeast, South and West reportable segments primarily due to the impact of acquisitions and commodity price inflation compared to the second quarter of 2019. Net sales decreased in the second quarter of 2020 in the Northeast reportable segment as that area of the country was impacted by state and local mandates that prohibited construction activity as a result of the COVID-19 pandemic. We achieved increased profitability in our Southeast, South and West reportable segments largely due to sales volume growth. However, profitability declined in our Northeast reportable segment largely due to the impact of the COVID-19 pandemic on net sales.

According to the U.S. Census Bureau, actual single-family housing starts in the first six months of 2020 decreased 8.0% and 2.1% in the Northeast and South regions respectively, compared to the first six months of 2019. However, single-family housing starts increased 1.6% in the West region, and single-family housing starts stayed relatively flat in the Midwest region over the same period. For the six months ended June 30, 2020, our net sales increased in the Southeast, South and West reportable segments primarily due to the impact of acquisitions and commodity price inflation compared to the six months ended June 30, 2019.  Net sales decreased in the first six months of 2020 in the Northeast reportable segment as that area of the country was impacted by state and local mandates that prohibited construction activity as a result of the COVID-19 pandemic.  We achieved increased profitability in our Southeast and West reportable segments largely due to sales volume growth. However, profitability declined in our Northeast and South reportable segment largely due to the impact of the COVID-19 pandemic on net sales.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at June 30, 2020 consist of cash on hand and borrowing availability under our 2023 facility.

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

The following table shows our borrowing base and excess availability as of June 30, 2020 and December 31, 2019 (in millions):

	As of
	June 30, 2020	December 31, 2019
Accounts Receivable Availability	$504.9	$413.0
Inventory Availability	403.8	370.0
Other Receivables Availability	42.6	29.8
Gross Availability	951.3	812.8
Less:
Agent Reserves	(30.2)	(26.6)
Plus:
Cash in Qualified Accounts	357.4	4.2
Borrowing Base	1,278.5	790.4
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	790.4
Less:
Outstanding Borrowings	0.0	(27.0)
Letters of Credit	(82.2)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$817.8	$681.2

As of June 30, 2020, we do not have any outstanding borrowings under our 2023 facility and our net excess borrowing availability was $817.8 million after being reduced by outstanding letters of credit of approximately $82.2 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2020.

Liquidity

Our liquidity at June 30, 2020 was $1,203.3 million, which consists of net borrowing availability under the 2023 facility and $385.5 million cash on hand.

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

Should the current economic and industry conditions deteriorate further from the disruptions of the COVID-19 pandemic or otherwise, or we pursue additional acquisitions, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, managing our working capital and/or divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash provided by operating activities was $169.9 million for the six months ended June 30, 2020 compared to cash provided by operating activities of $178.8 million for the six months ended June 30, 2019. The $8.9 million decrease in cash provided by operations was largely the result of our working capital increase of $30.8 million in the first six months of 2020 exceeding the working capital increase of $2.0 million in the first six months of 2019.  This increase in the use of cash for working capital was partially offset by cash provided by other assets and liabilities and deferred income taxes of $19.3 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Cash used in investing activities was $69.3 million and $40.8 million for the six months ended June 30, 2020 and 2019, respectively. This increase in cash used in investing activities was primarily due to the acquisition of Bianchi described in Note 5 to the consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q, as well as an increase from the timing of annual capital expenditures pulled into the first six months of 2020 compared to the first six months of 2019.

Cash provided by financing activities was $270.7 million for the six months ended June 30, 2020 compared to cash used in financing activities of $137.6 million for the six months ended June 30, 2019. Cash provided by financing activities for the first six months of 2020 was primarily related to the net proceeds received from the Company’s financing transactions during the period, including the issuance of $550.0 million of 2030 notes and the issuance of $350.0 million of 2027 notes. The proceeds from these issuances were offset by the redemption of the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes, and $47.5 million in aggregate principal amount of senior secured notes due 2027.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item  3. Quantitative and Qualitative Disclosures About Market Risk

Our business could be materially and adversely affected by the current COVID-19 pandemic, or any recurrence or worsening of the COVID-19 pandemic, particularly if located in regions where we derive a significant amount of our revenue or profit or where our suppliers and customers are located. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of locations, which could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operation. Some of our locations were temporarily closed during parts of the first and second quarters of 2020 in the few states or counties where construction activities were temporarily prohibited.  To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in Item 1A Risk Factors section and included in our Annual Report on Form 10-K incorporated by reference herein, such as those relating to our substantial level of indebtedness, our future capital needs, our need to generate sufficient cash to service our indebtedness, and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes and 2030 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. As of June 30, 2020, we do not have outstanding borrowings under the 2023 facility. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $0.5 million in additional interest expense annually as of June 30, 2020.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty and there is a reasonable possibility of loss that is not able to be estimated at this time, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

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

Item  1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than as described below, there were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019.

The outbreak of a health epidemic or pandemic, including COVID-19, may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as the current COVID-19 pandemic or any recurrence or worsening of the COVID-19 pandemic, particularly if located in regions where we derive a significant amount of our revenue or profit or where our suppliers and customers are located. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of locations, which could severely disrupt our operations and have a material adverse effect on our business, financial condition and results of operation. Some of our locations were temporarily closed in the few states or counties where construction activities were temporarily prohibited.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the second quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2020 — April 30, 2020	21,852	$14.62	—	—
May 1, 2020 — May 31, 2020	—	—	—	—
June 1, 2020 — June 30, 2020	—	—	—	—
Total	21,852	$14.62	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6.  Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 6, 2017, File Number 0-51357)

4.1

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

4.2

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.3

First Supplemental Indenture, dated as of July 25, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

4.4

Indenture, dated as of February 11, 2020, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

4.5

Second Supplemental Indenture, dated as of April 24, 2020, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2020, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on July 31, 2020 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Balance Sheet as of June 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL

*	Filed herewith.
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

July 31, 2020

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

July 31, 2020

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

July 31, 2020