Form 10-Q
period 2020-09-30
Builders FirstSource, Inc.
filed 2020-10-30
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 28, 2020 was 116,809,399.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$2,295,450	$1,981,035	$6,028,114	$5,516,858
Cost of sales	1,724,799	1,439,893	4,474,718	4,016,585
Gross margin	570,651	541,142	1,553,396	1,500,273
Selling, general and administrative expenses	430,893	411,510	1,223,436	1,183,105
Income from operations	139,758	129,632	329,960	317,168
Interest expense, net	28,043	27,788	106,786	82,071
Income before income taxes	111,715	101,844	223,174	235,097
Income tax expense	25,783	23,714	49,551	54,655
Net income	$85,932	$78,130	$173,623	$180,442
Comprehensive income	$85,932	$78,130	$173,623	$180,442
Net income per share:
Basic	$0.74	$0.68	$1.49	$1.56
Diluted	$0.73	$0.67	$1.48	$1.54
Weighted average common shares:
Basic	116,731	115,732	116,542	115,639
Diluted	118,026	117,154	117,690	116,870

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2020	2019
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$340,927	$14,096
Accounts receivable, less allowances of $17,325 and $13,492 at September 30, 2020 and December 31, 2019, respectively	860,842	614,946
Other receivables	64,626	77,447
Inventories, net	751,149	561,255
Other current assets	44,198	39,123
Total current assets	2,061,742	1,306,867
Property, plant and equipment, net	750,841	721,887
Operating lease right-of-use assets, net	278,075	292,684
Goodwill	777,283	769,022
Intangible assets, net	121,145	128,388
Deferred income taxes	5,977	8,417
Other assets, net	19,871	22,225
Total assets	$4,014,934	$3,249,490
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$651,332	$436,823
Accrued liabilities	342,059	308,950
Current portion of operating lease liabilities	61,953	61,653
Current maturities of long-term debt	29,527	13,875
Total current liabilities	1,084,871	821,301
Noncurrent portion of operating lease liabilities	222,132	236,948
Long-term debt, net of current maturities, debt discount, and debt issuance costs	1,574,146	1,277,398
Deferred income taxes	37,360	36,645
Other long-term liabilities	88,560	52,245
Total liabilities	3,007,069	2,424,537
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 200,000 shares authorized; 116,803 and 116,052 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,168	1,161
Additional paid-in capital	584,237	574,955
Retained earnings	422,460	248,837
Total stockholders' equity	1,007,865	824,953
Total liabilities and stockholders' equity	$4,014,934	$3,249,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$173,623	$180,442
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	87,298	71,771
Amortization of debt issuance costs and debt discount	2,535	3,060
Loss on extinguishment of debt, net	5,349	4,654
Deferred income taxes	3,155	36,547
Stock compensation expense	12,098	9,380
Net gain on sale of assets and asset impairments	(1,413)	(1,502)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(230,627)	(41,083)
Inventories	(189,692)	22,263
Other current assets	(5,076)	8,968
Other assets and liabilities	60,439	1,756
Accounts payable	205,570	73,913
Accrued liabilities	31,887	(9,905)
Net cash provided by operating activities	155,146	360,264
Cash flows from investing activities:
Purchases of property, plant and equipment	(83,508)	(77,937)
Proceeds from sale of property, plant and equipment	3,298	5,474
Cash used for acquisitions	(15,893)	(33,931)
Net cash used in investing activities	(96,103)	(106,394)
Cash flows from financing activities:
Borrowings under revolving credit facility	791,000	885,000
Repayments under revolving credit facility	(818,000)	(1,064,000)
Proceeds from issuance of notes	895,625	478,375
Repayments of long-term debt and other loans	(561,541)	(502,062)
Payments of debt extinguishment costs	(22,686)	(2,301)
Payments of loan costs	(13,800)	(8,566)
Exercise of stock options	1,343	3,220
Repurchase of common stock	(4,153)	(10,392)
Net cash provided by (used in) financing activities	267,788	(220,726)
Net change in cash and cash equivalents	326,831	33,144
Cash and cash equivalents at beginning of the period	14,096	10,127
Cash and cash equivalents at end of the period	$340,927	$43,271

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,734	$76,326
Cash paid for income taxes	21,280	9,989
Supplemental disclosures of non-cash activities:
Accrued purchases of property, plant and equipment	$1,336	$2,127
Acquisition of assets under operating lease obligations	33,379	64,940
Acquisition of assets under finance lease obligations	16,096	11,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional Paid
	Common Stock		in	Retained
	Shares	Amount	Capital	Earnings	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338
Vesting of restricted stock units	662	7	(7)	—	—
Stock compensation expense	—	—	2,659	—	2,659
Exercise of stock options	59	—	216	—	216
Shares withheld for restricted stock units vested	(196)	(2)	(2,448)	—	(2,450)
Net income	—	—	—	35,708	35,708
Balance at March 31, 2019	115,603	1,156	560,641	70,674	632,471
Vesting of restricted stock units	11	—	—	—	—
Stock compensation expense	—	—	3,379	—	3,379
Exercise of stock options	266	3	1,674	—	1,677
Net income	—	—	—	66,604	66,604
Balance at June 30, 2019	115,880	1,159	565,694	137,278	704,131
Vesting of restricted stock units	59	—	—	—	—
Repurchase of common stock (1)	(460)	(4)	—	(7,938)	(7,942)
Stock compensation expense	—	—	3,342	—	3,342
Exercise of stock options	288	3	1,337	—	1,340
Net income	—	—	—	78,130	78,130
Balance at September 30, 2019	115,767	$1,158	$570,373	$207,470	$779,001

Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953
Vesting of restricted stock units	579	6	(6)	—	—
Stock compensation expense	—	—	3,254	—	3,254
Exercise of stock options	82	—	398	—	398
Shares withheld for restricted stock units vested	(168)	(2)	(3,832)	—	(3,834)
Net income	—	—	—	8,767	8,767
Balance at March 31, 2020	116,545	1,165	574,769	257,604	833,538
Vesting of restricted stock units	130	2	(2)	—	—
Stock compensation expense	—	—	3,466	—	3,466
Exercise of stock options	48	—	325	—	325
Shares withheld for restricted stock units vested	(22)	—	(319)	—	(319)
Net income	—	—	—	78,924	78,924
Balance at June 30, 2020	116,701	1,167	578,239	336,528	915,934
Vesting of restricted stock units	13	—	—	—	—
Stock compensation expense	—	—	5,379	—	5,379
Exercise of stock options	89	1	619	—	620
Net income	—	—	—	85,932	85,932
Balance at September 30, 2020	116,803	$1,168	$584,237	$422,460	$1,007,865

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In December 2019, the FASB issued an update to existing guidance under the Income Taxes topic of the FASB Accounting Standards Codification (“Codification”). This updated guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in the Income Taxes topic. This guidance is effective for public companies annual and interim periods beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the impact of this update on our consolidated financial statements.

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

2. Proposed Merger with BMC Stock Holdings, Inc. and other Business Combinations

On August 26, 2020 Builders FirstSource and BMC Stock Holdings, Inc., a Delaware corporation (“BMC”), entered into an agreement and plan of merger (the “Merger Agreement”). The Merger Agreement provides for, among other things and subject to the satisfaction or waiver of specified conditions, the merger of BMC with and into a subsidiary of Builders FirstSource (the “Merger”), with BMC surviving the Merger as a wholly-owned subsidiary of Builders FirstSource.

At the effective time of the Merger (the “Effective Time”), each share of common stock of BMC issued and outstanding immediately prior to the Effective Time (except for shares held by BMC as treasury stock) will be converted into the right to receive 1.3125 shares of common stock of Builders FirstSource, less any applicable withholding taxes. At the Effective Time, Builders FirstSource stockholders will hold approximately 57% and BMC’s stockholders will hold approximately 43%, of the outstanding shares of common stock of Builders FirstSource.

The consummation of the Merger is subject to the completion of customary conditions, including the approval of the Merger by BMC stockholders, the approval of the issuance of shares of Builders FirstSource common stock in connection with the Merger by Builders FirstSource stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of other required regulatory approvals.

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

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$2,353
Inventory	202
Property, plant and equipment	74
Other assets	94
Goodwill (Note 6)	8,261
Intangible assets (Note 7)	9,440
Total assets acquired	20,424
Accounts payable and accrued liabilities	(4,531)
Total liabilities assumed	(4,531)
Total net assets acquired	$15,893

3. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lumber & lumber sheet goods	$851,594	$605,494	$2,026,233	$1,724,670
Manufactured products	421,296	401,245	1,141,535	1,092,896
Windows, doors & millwork	420,158	407,397	1,215,528	1,151,836
Gypsum, roofing & insulation	149,545	149,676	386,186	408,983
Siding, metal & concrete products	212,383	201,068	581,844	542,275
Other building products & services	240,474	216,155	676,788	596,198
Net sales	$2,295,450	$1,981,035	$6,028,114	$5,516,858

Information regarding disaggregation of sales by segment is discussed in Note 11 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of September 30, 2020 or December 31, 2019. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $60.1 million and $38.6 million as of September 30, 2020 and December 31, 2019, respectively.

4. Net Income per Common Share

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$85,932	$78,130	$173,623	$180,442

Denominator:
Weighted average shares outstanding, basic	116,731	115,732	116,542	115,639
Dilutive effect of options and RSUs	1,295	1,422	1,148	1,231
Weighted average shares outstanding, diluted	118,026	117,154	117,690	116,870

Net income per share:
Basic	$0.74	$0.68	$1.49	$1.56
Diluted	$0.73	$0.67	$1.48	$1.54

Antidilutive and contingent options and RSUs excluded from diluted EPS	299	151	389	488

5. Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
2023 facility (1)	$—	$27,000
2024 notes	—	503,923
2024 term loan (2)	52,000	52,000
2027 notes	777,500	475,000
2030 notes	550,000	—
Other finance obligations	217,783	221,726
Finance lease obligations	26,492	20,333
	1,623,775	1,299,982
Unamortized debt discount and debt issuance costs	(20,102)	(8,709)
	1,603,673	1,291,273
Less: current maturities of long-term debt	29,527	13,875
Long-term debt, net of current maturities	$1,574,146	$1,277,398

(1)	The weighted average interest rate was 3.8% and 4.4% as of September 30, 2020 and December 31, 2019, respectively.
(2)	The weighted average interest rate was 4.4% and 5.6% as of September 30, 2020 and December 31, 2019, respectively.

2020 Debt Transactions

During the nine months ended September 30, 2020, the Company executed several debt transactions which are described in more detail below.  These transactions include: (i) private offering of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”), (ii) redemption of the remaining $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) and $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”), and (iii) private offering of $350.0 million in aggregate principal amount of 6.75% senior secured notes due 2027.  These transactions collectively have extended our debt maturity profile and strengthened our liquidity position.

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

Senior Unsecured Notes due 2030

As of September 30, 2020, we have $550.0 million outstanding in aggregate principal amount of the 2030 notes, which mature on March 1, 2030. Interest accrues on the 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

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

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2020.

Fair Value

As of September 30, 2020 and December 31, 2019, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes, 2024 term loan and 2023 facility at amortized cost. The fair values of the 2027 notes, 2030 notes and the 2024 term loan at September 30, 2020 were approximately $834.2 million, $569.7 million and $51.3 million, respectively, and were determined using Level 2 inputs based on market prices.

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2020 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2019
Goodwill	$97,102	$60,691	$343,919	$311,946	$813,658
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	300,392	311,946	769,022
Acquisitions	—	8,261	—	—	8,261
Balance as of September 30, 2020
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

7. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2020		December 31, 2019
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In thousands)
Customer relationships	$191,305	$(90,384)	$183,445	$(77,016)
Trade names	52,061	(37,638)	51,361	(36,082)
Subcontractor relationships	5,440	(1,490)	4,700	(131)
Non-compete agreements	3,719	(1,868)	3,579	(1,468)
Total intangible assets	$252,525	$(131,380)	$243,085	$(114,697)

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

During the three and nine months ended September 30, 2020, we recorded amortization expense in relation to the above-listed intangible assets of $5.4 million and $16.7 million, respectively.  During the three and nine months ended September 30, 2019, we recorded amortization expense in relation to the above-listed intangible assets of $4.1 million and $11.8 million, respectively.

The following table presents the estimated amortization expense for these intangible assets for the years ending December 31 (in thousands):

2020 (from October 1, 2020)	$5,241
2021	20,231
2022	18,671
2023	15,408
2024	14,094
Thereafter	47,500
Total future net intangible amortization expense	$121,145

8. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2020, our board of directors granted 714,000 RSUs to employees and eligible directors under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 512,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 64,000 of the RSUs cliff vest on the fourth anniversary of the grant date, 85,000 of the RSUs cliff vest on the second anniversary of the grant date and 53,000 of the RSUs cliff vest on the first anniversary of the grant date. The weighted average grant date fair value for these RSUs was $19.23 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2020, our board of directors granted 272,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital (“ROIC”) over a three-year period (“performance condition”) as well as continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $23.18 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

9. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	3.7	4.5	3.5	4.4
Stock compensation windfall benefit	(0.4)	(0.8)	(0.9)	(0.5)
Permanent differences and other	(1.2)	(1.4)	(1.4)	(1.7)
	23.1%	23.3%	22.2%	23.2%

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

10. Commitments and Contingencies

As of September 30, 2020, we had outstanding letters of credit totaling $79.1 million under our 2023 facility that principally support our self-insurance programs.

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

The following tables present Net sales, income before income taxes and certain other measures for the reportable segments, reconciled to total consolidated operations, for the periods indicated (in thousands):

	Three months ended September 30, 2020
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$360,194	$3,595	$5,376	$14,990
Southeast	507,782	4,005	6,373	31,368
South	588,752	6,959	6,622	24,574
West	769,533	7,841	10,148	62,236
Total reportable segments	2,226,261	22,400	28,519	133,168
All other	69,189	7,023	(476)	(21,453)
Total consolidated	$2,295,450	$29,423	$28,043	$111,715

	Three months ended September 30, 2019
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$359,345	$3,263	$5,404	$19,951
Southeast	414,022	3,171	5,328	23,353
South	471,997	4,736	5,439	29,625
West	648,730	7,122	9,785	39,397
Total reportable segments	1,894,094	18,292	25,956	112,326
All other	86,941	6,089	1,832	(10,482)
Total consolidated	$1,981,035	$24,381	$27,788	$101,844

	Nine months ended September 30, 2020
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$949,981	$10,688	$15,504	$32,738
Southeast	1,358,829	11,781	17,479	78,888
South	1,599,009	20,700	18,143	78,702
West	1,904,034	23,225	29,206	107,404
Total reportable segments	5,811,853	66,394	80,332	297,732
All other	216,261	20,904	26,454	(74,558)
Total consolidated	$6,028,114	$87,298	$106,786	$223,174

	Nine months ended September 30, 2019
Reportable segments	Net sales	Depreciation & amortization	Interest	Income before income taxes
Northeast	$994,817	$9,717	$15,968	$46,062
Southeast	1,216,775	9,287	16,389	64,869
South	1,404,368	14,456	17,162	87,520
West	1,670,216	19,866	27,433	74,968
Total reportable segments	5,286,176	53,326	76,952	273,419
All other	230,682	18,445	5,119	(38,322)
Total consolidated	$5,516,858	$71,771	$82,071	$235,097

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the Company earn revenues or have long-lived assets located in foreign countries.

12. Related Party Transactions

Certain members of the Company’s board of directors serve on the board of directors for one of our suppliers, PGT Innovations, Inc.  Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the nine months ended September 30, 2020 or 2019.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the nine months ended September 30, 2020 or 2019.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. As with the forward-looking statements included in this report, these forward-looking statements are by nature inherently uncertain, and actual results may differ materially as a result of many factors. All forward-looking statements are based upon information available to Builders FirstSource, Inc. on the date this report was submitted. Builders FirstSource, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the novel coronavirus disease 2019 (“COVID-19”) pandemic, the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy. Builders FirstSource, Inc. may not succeed in addressing these and other risks. Further information regarding factors that could affect our financial and other results can be found in the risk factors section of Builders FirstSource, Inc.’s most recent annual report on Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, foreclosure rates, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.4 million and 1.1 million, respectively, as of September 30, 2020.

•

Effect of COVID-19 Pandemic. In March of 2020, the U.S. economy began to see significant disruption, uncertainty and record high levels of unemployment as a result of the COVID-19 pandemic. The extent and duration of this disruption and uncertainty are yet to be fully known, and we may experience a decline in housing starts, reduced sales demand, volatility in commodity prices, increased margin pressures and/or increased operating costs as a result.

•

Market Competition. In addition to the COVID-19 effect described above, we may continue to experience pressure on our gross margins due to lower levels of housing starts versus historical norms, increased competition for homebuilder business and cyclical fluctuations in commodity prices. Although there has been a trend of consolidation within the building products supply industry over the past several years, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. While the extent to which demand will be disrupted due to the current pandemic is uncertain, we still believe there are several meaningful trends that indicate U.S. housing demand will continue to trend towards the historical average. These trends include historically low interest rates, the aging of housing stock, a shift to suburban living and normal population growth due to immigration and birth rate exceeding death rate. Industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see housing demand continue to increase.

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

RECENT DEVELOPMENTS

General

On August 26, 2020, the Company and BMC Stock Holdings, Inc., a Delaware corporation (“BMC”), entered into an Agreement and Plan of Merger to combine the respective companies in an all-stock merger transaction to create the nation’s premier supplier of building materials and services. Upon completion of the merger, each issued and outstanding share of BMC common stock will be converted into the right to receive 1.3125 shares of BFS common stock.  The merger is expected to close near the end of 2020 or the beginning of 2021 and is subject to customary closing conditions, including receipt of required regulatory approvals and the approval of both BMC’s and our shareholders.

Business Combinations

On January 9, 2020, we acquired certain assets and operations of Bianchi & Company, Inc. (“Bianchi”) for $15.9 million in cash. Located in Charlotte, North Carolina, Bianchi is a supplier and installer of interior and exterior millwork. This acquisition is described in Note 2 to the consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Debt Transactions

During the nine months ended September 30, 2020, the Company executed several debt transactions, including the redemption of $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”) and $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”).  The repayments of our 2024 notes and 2027 notes were funded with the proceeds of the issuance of $550.0 million in aggregate principal amount of 5.0% unsecured senior notes due 2030 (“2030 notes”) and cash on hand. Additionally, the Company issued $350.0 million in aggregate principal amount of our 2027 notes.  Collectively, these transactions have extended our debt maturity profile and strengthened our liquidity position.

These transactions are described in Note 5 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Retirement of President and Chief Executive Officer

In January 2020, Mr. Crow notified our Board of his decision to retire as President and Chief Executive Officer of the Company during 2020 after assisting the Board in hiring his replacement. Mr. Crow has agreed to continue to serve as the Company’s Chief Executive Officer through the completion of the BMC merger and for a transition period of 90 days post-merger, following which BMC’s Chief Executive Officer, Mr. Dave Flitman, will succeed Mr. Crow as Chief Executive Officer of the Company.

CURRENT OPERATING CONDITIONS AND OUTLOOK

In March of 2020, the U.S. economy began to see significant disruption, uncertainty and a record level of unemployment as a result of the COVID-19 pandemic. While the extent of these disruptions and uncertainties is yet to be fully known, we may experience reduced sales demand, volatility in commodity prices, increased margin pressures and/or increased operating costs as a result. For the third quarter of 2020, actual U.S. total housing starts were 0.4 million, a 11.4% increase compared to the third quarter of 2019. Actual U.S. single-family starts were 0.3 million in the third quarter of 2020, a 16.7% increase compared to the same quarter a year ago. For the nine months ended September 30, 2020 actual U.S. total housing starts were 1.0 million, a 5.5% increase compared to the nine months ended September 30, 2019. Actual U.S. single-family starts were 0.7 million in the first nine months of 2020, a 6.2% increase compared to the same period a year ago. Recent forecasts from a composite of third party sources, including the NAHB, estimate 1.3 million U.S. total housing starts and 0.9 million U.S single family housing starts for the full year 2020, which are increases of 4.5% and 2.5%, respectively, from 2019. In addition, the Home Improvement Research Institute (“HIRI”) is forecasting sales in the professional repair and remodel end market to increase approximately 3.5% in 2020 compared to 2019.

Our net sales for the third quarter of 2020 increased 15.9% from the same period last year. Commodity price inflation accounted for 7.2% of our net sales growth in the third quarter of 2020, while acquisitions accounted for another 2.0%. Excluding the impact of rapid commodity price inflation and acquisitions, we achieved 6.7% core organic sales growth. Our gross profit percentage in the third quarter of 2020 decreased by 2.4% compared to the third quarter of 2019 which is primarily attributable to margin pressures as a result of the increase in commodity price inflation. Our selling, general and administrative expenses, as a percentage of net sales, were 18.8% in the third quarter of 2020, a 2.0% decrease from 20.8% in the third quarter of 2019, primarily driven by the effect of commodity price inflation on our net sales in the third quarter of 2020.

While temporarily impacted by the disruptions and uncertainties brought on by the COVID-19 pandemic, we believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics compared to historical new construction levels. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions improve. In addition, optimization of our capital structure will continue to be a key area of focus for the Company.

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather causing reduced construction activity during these quarters. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

•	The volatility of lumber prices;
•	The cyclical nature of the homebuilding industry;
•	General economic conditions in the markets in which we compete;
•	The pricing policies of our competitors;
•	Disruptions in our supply chain;
•	The production schedules of our customers; and
•	The effects of weather.

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the first and second quarters of the year due to higher sales during the peak residential construction season. These increases may result in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Generally, collection of receivables and reduction in inventory levels following the peak building and construction season positively impact cash flow. Through the first nine months of 2020, the Company’s typical seasonal working capital has been influenced by the COVID-19 pandemic, which had the effect of deferring the typical peak residential construction season later into the year, as well as, by the significant commodity inflation experienced in the third quarter of 2020.

RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 2020 and 2019, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.1%	72.7%	74.2%	72.8%
Gross margin	24.9%	27.3%	25.8%	27.2%
Selling, general and administrative expenses	18.8%	20.8%	20.3%	21.4%
Income from operations	6.1%	6.5%	5.5%	5.8%
Interest expense, net	1.2%	1.4%	1.8%	1.5%
Income tax expense	1.2%	1.2%	0.8%	1.0%
Net income	3.7%	3.9%	2.9%	3.3%

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Net Sales. Net sales for the three months ended September 30, 2020 were $2,295.5 million, a 15.9% increase from net sales of $1,981.0 million for the three months ended September 30, 2019. Core organic growth increased net sales by 6.7% in the third quarter of 2020 compared to the third quarter of 2019, while commodity inflation accounted for 7.2% and acquisitions accounted for another 2.0%. Core organic growth came primarily from increased sales volume within our single-family end market.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended September 30,
	2020		2019
	Net sales	% of Net sales	Net sales	% of Net sales	% Change
Lumber & lumber sheet goods	$851.6	37.1%	$605.5	30.6%	40.6%
Manufactured products	421.3	18.4%	401.2	20.3%	5.0%
Windows, doors & millwork	420.2	18.3%	407.4	20.6%	3.1%
Gypsum, roofing & insulation	149.5	6.5%	149.7	7.6%	(0.1)%
Siding, metal & concrete products	212.4	9.3%	201.1	10.1%	5.6%
Other building products & services	240.5	10.4%	216.1	10.8%	11.3%
Net sales	$2,295.5	100.0%	$1,981.0	100.0%	15.9%

We achieved increased net sales in all our product categories, except in our Gypsum, roofing and insulation category, which was relatively flat. Despite the disruptions from the pandemic, we achieved increased net sales in our remaining product categories due to higher sales volume and the impact of commodity inflation.

Gross Margin. Gross margin increased $29.5 million to $570.7 million. Our gross margin percentage decreased to 24.9% in the third quarter of 2020 from 27.3% in the third quarter of 2019, a 2.4% decrease. The decrease was primarily attributable to the impact of commodity price inflation during the third quarter of 2020 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses.  In the third quarter of 2020, selling, general and administrative expenses increased $19.4 million, or 4.7%, and as a percentage of sales decreased to 18.8% from 20.8% in the third quarter of 2019. This increase was primarily driven by higher professional service expense, compensation expense and depreciation expense, which were partially offset by lower travel and entertainment costs, as well as lower fuel costs. Contributing to the decrease as a percentage of net sales was the effect of commodity price inflation on our net sales in the third quarter of 2020.

Interest Expense, Net. Interest expense was $28.0 million in the third quarter of 2020, an increase of $0.3 million from the third quarter of 2019. Interest expense for the third quarter of 2019 includes $3.1 million in one-time charges related to the debt financing transactions executed in that period. Adjusting for the one-time charges, interest expense increased by $3.4 million due to a higher outstanding debt balance as compared to the third quarter of 2019, partially offset by the effect of lower interest rates.

Income Tax Expense. We recorded income tax expense of $25.8 million and $23.7 million in the third quarters of 2020 and 2019, respectively. Our effective tax rate was 23.1% and 23.3% for the three month periods ended September 30, 2020 and 2019, respectively.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Net Sales. Net sales for the nine months ended September 30, 2020 were $6,028.1 million, a 9.3% increase over net sales of $5,516.9 million for the nine months ended September 30, 2019. In the first nine months of 2020, acquisitions increased net sales by 2.6%, with additional core organic growth of 2.8%.  In addition, commodity price inflation and one additional selling day also increased net sales in the first nine months of 2020 by 3.3% and 0.6%, respectively. Excluding the impact of commodity price inflation and the impact of one additional selling day, we achieved growth across all of our customer end markets.

The following table shows net sales classified by product category (dollars in millions):

	Nine Months Ended September 30,
	2020		2019
	Net sales	% of Net sales	Net sales	% of Net sales	% Change
Lumber & lumber sheet goods	$2,026.2	33.6%	$1,724.7	31.3%	17.5%
Manufactured products	1,141.5	18.9%	1,092.9	19.8%	4.4%
Windows, doors & millwork	1,215.5	20.2%	1,151.8	20.9%	5.5%
Gypsum, roofing & insulation	386.2	6.4%	409.0	7.4%	(5.6)%
Siding, metal & concrete products	581.8	9.7%	542.3	9.8%	7.3%
Other building products & services	676.9	11.2%	596.2	10.8%	13.5%
Net sales	$6,028.1	100.0%	$5,516.9	100.0%	9.3%

We achieved increased net sales in all our product categories, except in our Gypsum, roofing and insulation category, which saw a particularly adverse impact from several state and local shutdowns related to the COVID-19 pandemic in the second quarter of 2020, primarily due to higher sales volumes and as a result of our continued efforts to focus on higher margin opportunities through both acquisition targets and core organic growth.

Gross Margin. Gross margin increased $53.1 million to $1,553.4 million. Our gross margin percentage decreased to 25.8% in the first nine months of 2020 from 27.2% in the first nine months of 2019, a 1.4% decrease. We experienced a stronger gross margin percentage in the first nine months of 2019 as a result of commodity price deflation in the period, as compared to the commodity price inflation experienced during the first nine months of 2020.

Selling, General and Administrative Expenses.  For the nine months ended September 30, 2020, selling, general and administrative expenses increased $40.3 million, or 3.4%, and as a percentage of sales decreased to 20.3% from 21.4% in the first nine months of 2019. This increase was primarily due to higher professional service expense, compensation expense and depreciation expense in the first nine months of 2020, offset by lower travel and entertainment costs, as well as lower fuel costs. The decrease as a percentage of net sales was attributable to the effect of commodity price inflation on our net sales during the first nine months of 2020.

Interest Expense, Net. Interest expense was $106.8 million for the nine months ended September 30, 2020, an increase of $24.7 million compared to the nine months ended September 30, 2019. This increase in interest expense is primarily due to a $28.0 million loss on debt extinguishment related to the repurchase of our 2024 notes and partial repurchase of our 2027 notes recorded in the first quarter of 2020.

Income Tax Expense. We recorded income tax expense of $49.6 million and $54.7 million for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate was 22.2% and 23.2% for the first nine months of 2020 and 2019, respectively.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 11 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q (dollars in thousands):

	Three months ended September 30,
	Net sales					Income before income taxes
	2020	% of Net sales	2019	% of Net sales	% change	2020	% of Net sales	2019	% of Net sales	% change
Northeast	$360,194	16.2%	$359,345	19.0%	0.2%	$14,990	4.2%	$19,951	5.6%	(24.9)%
Southeast	507,782	22.8%	414,022	21.9%	22.6%	31,368	6.2%	23,353	5.6%	34.3%
South	588,752	26.4%	471,997	24.9%	24.7%	24,574	4.2%	29,625	6.3%	(17.0)%
West	769,533	34.6%	648,730	34.2%	18.6%	62,236	8.1%	39,397	6.1%	58.0%
	$2,226,261	100.0%	$1,894,094	100.0%		$133,168	6.0%	$112,326	5.9%

	Nine months ended September 30,
	Net sales					Income before income taxes
	2020	% of Net sales	2019	% of Net sales	% change	2020	% of Net sales	2019	% of Net sales	% change
Northeast	$949,981	16.3%	$994,817	18.8%	(4.5)%	$32,738	3.4%	$46,062	4.6%	(28.9)%
Southeast	1,358,829	23.4%	1,216,775	23.0%	11.7%	78,888	5.8%	64,869	5.3%	21.6%
South	1,599,009	27.5%	1,404,368	26.6%	13.9%	78,702	4.9%	87,520	6.2%	(10.1)%
West	1,904,034	32.8%	1,670,216	31.6%	14.0%	107,404	5.6%	74,968	4.5%	43.3%
	$5,811,853	100.0%	$5,286,176	100.0%		$297,732	5.1%	$273,419	5.2%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts in the third quarter of 2020 increased 10.3%, 15.8%, 19.8% and 11.9% in the Northeast, Midwest, South and West regions, respectively, compared to the third quarter of 2019. For the third quarter of 2020, our net sales increased across all our reportable segments largely due to an increase in sales volume across the majority of our product categories, and the impact of commodity price inflation. We achieved increased profitability in our Southeast, and West reportable segments largely due to sales volume growth. However, profitability declined in our Northeast and South reportable segment largely due to the impact of the COVID-19 pandemic on net sales and the impact of gross margin compression from commodity price inflation.

According to the U.S. Census Bureau, actual single-family housing starts in the first nine months of 2020 increased 8.1%, 6.4% and 6.2% in the Midwest, South and West regions, respectively, compared to the first nine months of 2019. Actual single-family housing starts decreased 0.2% in the Northeast region in the first nine months of 2020 compared to the first nine months of 2019. For the nine months ended September 30, 2020, our net sales increased in the Southeast, South and West reportable segments primarily due to an increase in sales volume across the majority of our product categories, and commodity price inflation compared to the nine months ended September 30, 2019. Net sales decreased in the first nine months of 2020 in the Northeast reportable segment as that area of the country was impacted by state and local mandates that prohibited construction activity as a result of the COVID-19 pandemic. We achieved increased profitability in our Southeast and West reportable segments largely due to sales volume growth. However, profitability declined in our Northeast and South reportable segment largely due to the impact of the COVID-19 pandemic on net sales and the impact of gross margin compression from commodity price inflation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future acquisitions. Our capital resources at September 30, 2020 consist of cash on hand and borrowing availability under our 2023 facility.

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

The following table shows our borrowing base and excess availability as of September 30, 2020 and December 31, 2019 (in millions):

	As of
	September 30, 2020	December 31, 2019
Accounts Receivable Availability	$606.8	$413.0
Inventory Availability	494.3	370.0
Other Receivables Availability	49.4	29.8
Gross Availability	1,150.5	812.8
Less:
Agent Reserves	(41.7)	(26.6)
Plus:
Cash in Qualified Accounts	318.4	4.2
Borrowing Base	1,427.2	790.4
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	790.4
Less:
Outstanding Borrowings	0.0	(27.0)
Letters of Credit	(79.1)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$820.9	$681.2

As of September 30, 2020, we do not have any outstanding borrowings under our 2023 facility and our net excess borrowing availability was $820.9 million after being reduced by outstanding letters of credit of approximately $79.1 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2020.

Liquidity

Our liquidity at September 30, 2020 was $1,161.8 million, which consists of net borrowing availability under the 2023 facility and $340.9 million cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $155.1 million for the nine months ended September 30, 2020 compared to cash provided by operating activities of $360.3 million for the nine months ended September 30, 2019. The $205.2 million decrease in cash provided by operations was largely the result of our working capital increase of $187.9 million in the first nine months of 2020 exceeding the working capital decrease of $54.2 million in the first nine months of 2019. This increase in the use of cash for working capital is primarily related to the impact of commodity inflation on our working capital and was partially offset by cash provided by other assets and liabilities and deferred income taxes of $25.3 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Cash used in investing activities was $96.1 million and $106.4 million for the nine months ended September 30, 2020 and 2019, respectively. This decrease in cash used in investing activities was primarily due to the decrease in cash used for acquisitions, partially offset by an increase in annual capital expenditures through the first nine months of 2020 compared to the first nine months of 2019.

Cash provided by financing activities was $267.8 million for the nine months ended September 30, 2020 compared to cash used in financing activities of $220.7 million for the nine months ended September 30, 2019. Cash provided by financing activities for the first nine months of 2020 was primarily related to the net proceeds received from the Company’s financing transactions during the period, including the issuance of $550.0 million of 2030 notes and the issuance of $350.0 million of 2027 notes. The proceeds from these issuances were offset by the redemption of the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes, and $47.5 million in aggregate principal amount of senior secured notes due 2027.

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

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes and 2030 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility and the 2024 term loan bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. As of September 30, 2020, we do not have outstanding borrowings under the 2023 facility. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. A 1.0% increase in interest rates on the 2024 term loan would result in approximately $0.5 million in additional interest expense annually as of September 30, 2020.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2020, we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

We may not complete the combination with BMC or complete the combination within the time frame we anticipate; the combined business may underperform relative to our expectations; the combination may cause our financial results to differ from our expectations or the expectations of the investment community; we may not be able to achieve anticipated cost savings or other anticipated benefits.

The completion of the combination with BMC is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the combination for a significant period of time or prevent it from occurring at all. Any delay in completing the combination could cause Builders FirstSource not to realize some or all of the benefits that Builders FirstSource expects to achieve if the combination is successfully completed within the expected timeframe, or could cause Builders FirstSource to realize such benefits on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents for the combination that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business or may materially delay the completion of the combination.

The success of the combination will depend, in part, on the combined company’s ability to successfully combine and integrate the businesses of Builders FirstSource and BMC and realize the anticipated benefits, including synergies, cost savings, innovation opportunities and operational efficiencies, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully or at all, or may take longer to realize than expected, and the value of the combined company’s common stock may decline.

The integration of the two companies may result in material challenges, including, without limitation:

•

Builders FirstSource and BMC must obtain certain regulatory approvals and clearances to complete the merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair completion of the merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the merger;

•

the merger, including uncertainty regarding the merger, may cause customers, suppliers or strategic partners to delay or defer decisions concerning Builders FirstSource and BMC, and may adversely affect each company’s ability to effectively manage its respective businesses;

•	failure to motivate and retain key personnel could diminish the anticipated benefits of the merger;
•	the possibility of significant costs involved in connection with completing the merger, including costs to achieve expected synergies;
•	coordinating geographically overlapping organizations;
•	unanticipated issues in integrating information technology, communications and other systems; and
•	unforeseen expenses or delays associated with the combination.

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

(a)  None

Use of Proceeds

(b) Not applicable

Company Stock Repurchases

(c) The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the third quarter of fiscal year 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2020 — July 31, 2020	—	$—	—	—
August 1, 2020 — August 31, 2020	—	—	—	—
September 1, 2020 — September 30, 2020	—	—	—	—
Total	—	$—	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 3. Defaults Upon Senior Securities

(a) None

(b) None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None

Item 6.  Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated August 26, 2020, by and among Builders FirstSource, Inc., BMC Stock Holdings, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2020, File Number 0-51357)

4.1

Indenture, dated as of August 22, 2016, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 23, 2016, File Number 0-51357)

4.2

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.3

First Supplemental Indenture, dated as of July 25, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

4.4

Indenture, dated as of February 11, 2020, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

4.5

Second Supplemental Indenture, dated as of April 24, 2020, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2020, File Number 0-51357)

10.1

Amended and Restated Employment Agreement, dated as of August 26, 2020, between David E. Flitman, Builders FirstSource, Inc., and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on October 27, 2020 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL

*	Filed herewith.
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

October 30, 2020

/s/ PETER M. JACKSON
Peter M. Jackson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

October 30, 2020

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

October 30, 2020