Form 10-K
period 2020-12-31
Builders FirstSource, Inc.
filed 2021-02-26
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $2,375.5 million based on the closing price per share on that date of $20.70 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 24, 2021 was 206,431,681.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 16, 2021 are incorporated by reference into Part II and Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1. Business

CAUTIONARY STATEMENT

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the novel coronavirus disease 2019 (“COVID-19”), the BMC Merger (as defined below), the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of this annual report on Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission (“SEC”). Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

BMC MERGER

On January 1, 2021, Builders FirstSource, Inc. completed its previously announced all stock merger transaction with BMC Stock Holdings, Inc., a Delaware corporation (“BMC”), pursuant to the Agreement and Plan of Merger, dated as of August 26, 2020 (as amended, restated, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and among Builders FirstSource, Inc., Boston Merger Sub I Inc., a Delaware corporation and direct wholly owned subsidiary of Builders FirstSource, Inc. (“Merger Sub”), and BMC. On the terms and subject to the conditions set forth in the Merger Agreement, on January 1, 2021, Merger Sub merged with and into BMC, with BMC continuing as the surviving corporation and a wholly owned subsidiary of Builders FirstSource, Inc. (the “BMC Merger”).

In this annual report, unless otherwise stated or the context otherwise requires, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries.

The BMC Merger will be accounted for using the acquisition method of accounting, and the Company will be treated as the accounting acquirer. The operating results of BMC will be reported as part of the Company beginning on January 1, 2021, and as such, references to the Company in this annual report, including the Company’s historical financial condition, results of operations and cash flows, does not include BMC, unless otherwise noted.

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. Following the BMC Merger, we operate approximately 550 locations in 40 states across the United States. We offer an integrated solution to our customers by providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble specifically for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services include professional installation, turn-key framing and shell construction, spanning all of our product categories.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is listed on the NASDAQ Stock Market LLC under the ticker symbol “BLDR”.

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains fragmented. There were only eight building product suppliers, one of which was BMC, with manufacturing capabilities in the Pro Segment that generated more than $500 million in sales, according to ProSales magazine’s 2020 ProSales 100 list. We were the largest building product supplier with manufacturing capabilities on ProSales’ list and have further increased our size through the BMC Merger.

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

The residential building products industry is characterized by several key trends, including greater utilization of manufactured components, an expanding role of the distributor in providing turn-key services and a consolidation of suppliers by homebuilders, as described in more detail below.

•

Prefabricated components: Compared to conventional “stick-build” construction where builders cut and assemble lumber at the job site with their own labor, prefabricated components are engineered in an offsite location using specialized equipment and labor. This outsourced task allows for optimal material usage, lower overall labor costs and improved quality of structural elements. In addition, using prefabricated components typically results in faster construction because fabrication can be automated and performed more systematically. As such, we believe there is a long-term trend towards increased use of prefabricated components by homebuilders.

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

•

Consolidation of suppliers by homebuilders: We believe that homebuilders are increasingly looking to consolidate their supplier base. Many homebuilders are seeking a more strategic relationship with suppliers that are able to offer a broad range of products and services and, as a result, are allocating a greater share of wallet to a select number of larger, full-service suppliers.

According to the U.S. Census Bureau, the single-family residential construction market was an estimated $365.0 billion in 2020, which was 23.5% higher than 2019, and still down from the historical high of $413.2 billion in 2006. Further, according to the Home Improvement Research Institute (“HIRI”) in its September 2020 semi-annual forecast, the professional repair and remodel end market was an estimated $126.8 billion in 2020, which was 3.5% higher than 2019.

OUR CUSTOMERS

We serve a broad customer base across the United States. We have a diverse geographic footprint as we now have operations in 85 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”) following the BMC Merger, as ranked by single family housing permits based on available 2020 U.S. Census data. In addition, approximately 91% of U.S. single-family housing permits in 2020 were issued in MSAs in which we operate. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2020, our top 10 customers accounted for approximately 15.8% of net sales, and no single customer accounted for more than 6% of net sales. Our top 10 customers are comprised primarily of the largest production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Pulte Homes, Inc., Lennar Corporation, Taylor Morrison Home Corporation, and M/I Homes, Inc.

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

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood that we design, cut, and assemble for each home. Our manufactured products allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, wall panels and stair units are built in a factory-controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without manufactured products, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are also stronger and straighter than conventionally framed floors. While not as sensitive to commodity price fluctuations as Lumber & Lumber Sheet Goods, the products in this category include lumber & lumber sheet goods, and thus are somewhat sensitive to commodity price fluctuations.

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

Other Building Products & Services. Other building products & services consist of various products, including cabinets and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products can reduce overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products in order to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess. We will continue to pursue profitable business in this category.

We compete in a fragmented marketplace. We believe our integrated approach and scale allow us to compete effectively through our comprehensive product lines, prefabricated components, and value-added services, combined with the knowledge of our integrated sales forces to enable our homebuilder customers to complete construction more quickly, with higher quality and at a lower cost. While we expect these benefits to be particularly valuable to our customers in market environments characterized by labor shortages, sourcing challenges or sharply rising demand for new homes, we expect such benefits will also be increasingly valued and demanded by our customers operating under normal market conditions.

MANUFACTURING

Our manufacturing facilities utilize industry leading technology and high quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors & millwork.

Manufactured Products — Trusses and Wall Panels. Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type — production versus custom builders. Production builders use prototype house plans as they replicate houses. These house plans may be minimally modified to suit individual customer demand. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. For custom builders, the components are designed individually for each house. We download the shop drawings from our design department to computerized saws. We assemble the cut lumber to form roof trusses, floor trusses or wall panels, and store the finished components by house awaiting shipment to the job site.

Manufactured Products — Engineered Wood. As with trusses and wall panels, engineered wood components have design and fabrication steps. We design engineered wood floors using a master filing system similar to the truss and wall panel system. Engineered wood beams are designed to ensure the beam will be structurally sound in the given application. After the design phase, a printed layout is generated. We use this layout to cut the engineered wood to the required length and assemble all of the components into a house package. We design and fabricate engineered wood at many of our distribution locations.

Manufactured Products — Stairs. We manufacture box stairs at some of our locations. After a house is framed, our salesman takes measurements at the job site prior to manufacturing to account for any variation between the blueprints and the actual framed house. The fabricated box stairs are based on these measurements.

Custom Millwork. Our manufactured custom millwork consists primarily of interior and exterior trim, interior and exterior doors, custom windows, features and box columns. In addition, we sell many of these custom millwork products in a synthetic material under our Synboard brand name. We sand, cut, and shape sheets of 4 foot by 18 or 20 foot Celuka-blown, extruded PVC, or Synboard, to produce the desired product.

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

OUR STRATEGY

By pursuing the Company’s four pillar strategic priorities as outlined below, we intend to build on our advantaged market position to create value for our shareholders by increasing profits and net cash flow generation, while making us a more valuable partner to our customers. The resulting cash flow should provide meaningful opportunities for increased investment in organic and acquisitive growth that preserve our balance sheet strength, grow our return on invested capital and return capital to our shareholders.

Organic Growth of Value-add Products and Services

Maximize our share of wallet by capturing above-market growth in our higher margin value added products. We believe our national manufacturing footprint and differentiated capabilities will allow us to capture growth in our higher margin value-added products, including trusses, wall panels and millwork. We believe our value-added products address the growing demand for ways to build homes more efficiently, addressing labor constraints and rising costs. We plan to accelerate this growth by further expansion of our national manufacturing footprint to serve locations that do not currently have adequate access to these high margin products. By focusing on our differentiated platform and broad product mix, we are able to offer a complete array of products and services that would otherwise need to be sourced from various distributors, providing us an opportunity to capture a greater share of wallet. This operational platform often will make us a preferred distributor for large scale national homebuilders as well as local and custom homebuilders looking for more efficient ways to build a home. We believe that customers continue to place an increased value on these capabilities, which further differentiates us from our competitors.

Leverage our competitive strengths to capitalize on housing market growth. As the U.S. housing market returns to a historically normalized level, we intend to leverage our core business strengths including size, national footprint, unmatched scale in manufacturing capability, breadth of product portfolio, and end market exposure to expand our sales and profit margins. Our customers continue to emphasize the importance of competitive pricing, a broad product portfolio, sales force knowledge, labor-saving manufactured products, on-site services and overall “ease of use” with their building products suppliers. Our comprehensive product offering, experienced sales force, strong strategic vendor relationships, and tenured senior management team position us well to capitalize on strong demand in the new home construction market and the repair and remodel segment. Our large delivery fleet, professional drivers, and comprehensive inventory management enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Our comprehensive network of products, services and facilities provides a strategically advantaged service model which enhances our value to our customers and provides a strong platform to drive growth.

Drive Operational Excellence

Optimize our highly scalable cost structure with operational excellence initiatives. We continue to focus on standardizing and automating processes and technology-based workflows to minimize costs, streamline our operations and enhance working capital efficiency. We are implementing operational excellence initiatives that are designed to further improve efficiency as well as customer service. These initiatives, including distribution and logistics, pricing and margin management, back office efficiencies, customer integration and systems-enabled process improvements, should yield significant cost savings. The scope and scale of our existing infrastructure, customer base, and logistical capabilities mean that improvements in efficiency, when replicated across our network, can yield substantial profit margin expansion.

Continue to Build our High-Performing Culture

Strong emphasis on putting our people first. Our team members are a critical resource, and every single one makes a difference. Enhancing talent acquisition, employee development and retention will ensure we continue to attract and retain this valuable component of our business. Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers is a fundamental component in our success. We care about our team members and strive to have a strong environmental, health and safety program that drives world-class safety results and ensures our team members leave their workplace safely, every day. We recognize how important it is for our team members to develop and progress in their careers and strive to build a performance-based culture.

Environmental, social and governance strategy. We are also committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Consistent with our core values, our goal is to be recognized by our customers as the preferred supplier, by our employees as a safe, diverse and inclusive workforce, by the industry as being at the forefront of innovation, by our stakeholders as an ethical company and by the communities in which we serve as a good corporate citizen. We recognize that the environmental sustainability of our products is important to both us as a company, and to our customers. We prioritize purchasing and supplying sustainable wood products led by the Sustainable Forestry Initiative. Helping homebuilders become more productive, more efficient, and safer is fundamental to what we do and we are passionate about building this future together.

Pursue Strategic Acquisitions

Leverage free cash flow to accelerate strategic growth. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy is focused on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we plan to selectively seek acquisition targets that manufacture prefabricated components such as factory-built roof and floor trusses, wall panels, stairs, and engineered wood, as well as other value-added products such as vinyl windows and millwork. We also intend to pursue potential acquisitions that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there remain a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and where homebuilders, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our management has shown the capability to effectively and efficiently integrate newly acquired businesses, ramping up productivity and driving value. Prior to the BMC Merger, we successfully integrated 43 acquisitions since 1998.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation, and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At January 31, 2021, following the BMC Merger, we employed approximately 2,400 sales representatives, who are paid a commission based on gross margin dollars collected and worked with approximately 2,100 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order to shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB and plywood along with engineered wood, windows, doors, millwork, gypsum and roofing. Our largest suppliers are national companies such as Boise Cascade Company, Weyerhaeuser Company, Canfor Corporation, Norbord, Inc., James Hardie Industries plc, National Gypsum Company, PlyGem Holdings, Inc., M I Windows and Doors, Inc., Andersen Corporation, Masonite International Corporation and JELD-WEN Inc. We believe marketplace supply allows us to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized procurement platform for commodity wood products and corporate oversight of purchasing programs, we believe we are better able to maximize the advantages of both our and our suppliers’ broad geographic footprints and negotiate purchases across multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply than our regional competitors. Additionally, for certain customers, we institute purchasing programs on commodity wood products such as OSB and lumber to align portions of our procurement costs with our customer pricing commitments. We balance our OSB and lumber purchases with a mix of contract and spot market purchases to ensure consistent supply of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from thousands of suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than 6% of our total materials purchases for the year ended December 31, 2020, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings which would further enhance our margins and cash flow.

COMPETITION

We compete in the Pro Segment of the U.S. residential building products supply market. We have and will continue to experience competition for homebuilder business due to the highly fragmented nature of the Pro Segment. Most of our competitors in the Pro Segment are small, privately held local or regional businesses. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge and competitive pricing. Our largest competitors in our markets often include one or more of 84 Lumber Company, Carter Lumber Company, US LBM Holdings, LLC and, prior to the BMC Merger, BMC Stock Holdings, Inc.

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

HUMAN CAPITAL

Following the BMC Merger, we had more than 26,000 employees. Approximately 500 are covered by collective bargaining agreements and the Company believes that its relations with the labor unions are generally good. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

At Builders FirstSource, our people are the key to our success and our continued focus on delivering exceptional customer service and innovative solutions. In managing our human capital, our goal is to ensure their safety, growth and development in an inclusive and team-based environment. By participating in regular surveys and focus groups, we place a strong emphasis on enhancing and increasing the retention and engagement level of our team members. Key areas of the Company’s human capital focus include the following:

Workplace Health & Safety

We care about our team members and anyone who enters our workplace. We strive to have a strong environmental, health and safety program that focuses on implementing policies and training programs, as well as performing self-audits to ensure our team members leave their workplace safely, every day. Over the past several years, we have developed and implemented programs designed to promote workplace safety, with the goal of reducing the frequency and severity of employee injuries. We also review and monitor our performance closely by updating our executive team monthly on progress.

During 2020, our experience and continuing focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our team members and workplace visitors safe during the COVID-19 pandemic.

The Company also aspires to reduce its lost time and recordable injuries each year. In 2020, we reduced our Total Recordable Incident Rate for the fifth consecutive year.

We also broadly provide accessible safety training to our employees in a number of formats to accommodate the learner’s style and pace, location, and access to technology.

Diversity & Inclusion

Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers is a fundamental component in our success, and every single team member makes a difference.

Our Company strives to foster a culture that encourages collaboration, flexibility and fairness to enable all team members to contribute to their full potential. We are committed to enhancing our efforts related to diversity and inclusion across all aspects of our organization, including hiring, promotion and developmental opportunities. We conduct both in-person and online diversity training through our Learning Management System, and we plan to create greater awareness, eliminate unconscious bias and foster more open and honest communication through the establishment of Diversity & Inclusion Councils.

Learning & Development

In order to attract and retain top talent, we provide several resources in a variety of formats that promote the ongoing learning and development of our team members. We offer leadership development training for new and existing leaders in topics such as: Effective Communication, Conducting Performance Management, Developing Successful and Productive Teams, Conflict Resolution

& Management, Providing Exceptional Customer Service, Hiring for Fit and Building a Diverse and Inclusive Team. We have approximately 1,000 courses in our system which is available to all team members, and our commitment to learning and development was maintained during the COVID-19 pandemic through our online learning management system and limited on-site courses facilitated in a safe setting by our training and development team. We continually adapt and modify existing programs to meet the changing needs of our business and our workforce.

To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants, and takes actions to address areas of employee concern. Approximately 85% of team members participated in our most recent engagement survey. The highest scoring categories were Safety, Ethics, Future Outlook for the company, Manager Effectiveness and Trust in Leadership. Additionally, we won Best Places to Work awards in Raleigh, North Carolina, Dallas, Texas and Kansas City, Kansas.

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

We have a customized financial reporting system that consolidates financial, sales and workforce data from our ERP systems and our human resource information system (“HRIS”), delivering standardized enterprise key performance indicators. This technology platform provides management with robust corporate and location level performance management by leveraging standardized metrics and analytics allowing us to plan, track and report performance and compensation measures.

We have developed a proprietary program for use in our component plants. This software reviews product designs for errors, schedules the plants and provides the data used to measure plant efficiency. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in various aspects of our business such as analyzing blueprints to generate material lists, purchasing lumber products at the lowest cost, delivery management, resource planning and scheduling and financial planning and analysis.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the first and second quarters of the year due to higher sales during the peak residential construction season. These increases may result in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Generally, collection of receivables and reduction in inventory levels following the peak building and construction season positively impact cash flow. However, in 2020, the Company’s typical seasonal working capital was influenced by the COVID-19 pandemic, which had the effect of deferring the typical peak residential construction season later into the year. This, along with the significant commodity price inflation experienced in the third and fourth quarters of 2020, led to increased working capital levels as of December 31, 2020, as compared to December 31, 2019.

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

Item 1A. Risk Factors

Risks associated with our business, any investment in our securities, and with achieving the forward looking statements contained in this report or in our news releases, websites, public filings, investor and analyst conferences or elsewhere, include the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks, whether known or unknown, could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or results of operations, and we may not succeed in addressing these challenges and risks. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8.

Economic and Industry Risks

The COVID-19 pandemic has impacted our business, and will likely continue to impact our business in the future.

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions, which in turn has materially impacted our business. In particular, the COVID-19 pandemic has recently caused significant disruptions and delays in the manufacture and distribution of building products throughout the industry supply chain, resulting in shortages and shipping delays of several categories of building products, such as windows and lumber. In turn, these supply chain disruptions have in many cases led to significant spikes in the prices of the affected building products. While we expect the COVID-19 pandemic to continue to impact our business in the near term, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and customers are located, the extent and duration of the continued effects of the COVID-19 pandemic on our business and results of operation is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the scope, duration and severity of the pandemic (including the possibility of further surges or variations of COVID-19 or the emergence of other health epidemics or pandemics), the timing and efficacy of the vaccination program in the U.S., further actions taken by governmental authorities, including future stimulus programs, in response to the pandemic and changing consumer and supplier behavior. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy. The current COVID-19 pandemic has impacted and may continue to impact our industry and cause disruptions to our operations, including as a result of temporary closure of locations, decreased demand for our products and services or disruption to our supply chain, all of which could materially and adversely affect our business, financial condition and results of operations.

While we have taken significant precautions to ensure the health and safety of our team members and customers throughout the pandemic, we have had several employees test positive for COVID-19 to date, requiring us to quarantine certain groups of employees and disinfect at certain locations and to occasionally temporarily close certain locations to disinfect. Our operations could be further disrupted in the future if additional employees or employees of our suppliers or customers were suspected or confirmed of having COVID-19 or other illnesses, and such illness required us or our suppliers or customers to quarantine some or all such employees or disinfect additional locations. Also, a number of our administrative employees are working remotely. Remote working may heighten cybersecurity, information security and operational risks and affect the productivity of our employees.

The COVID-19 pandemic has caused, and may continue to cause disruptions in our supply chain. Such disruptions may also be caused by the outbreak of new health epidemics or pandemics. The inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays to delivery date requirements of our customers. Such failures could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and ultimately, termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In that case, we may be required to seek alternative sources of materials or products. Although we believe that we can manage our exposure to these risks, we cannot be certain that we will be able to identify such alternative materials or sources without delay or without greater cost to us. Our inability to identify and secure alternative sources of supply in this situation could have a material adverse effect on our ability to satisfy customer orders. While we have largely been able to manage these supply chain disruptions to date, there is no guarantee that we will be able to do so in the future.

While only some of our locations were temporarily closed in the few states or counties where construction activities were temporarily prohibited at the beginning of the pandemic, we could also be adversely affected if government authorities impose further mandatory closures, seek voluntary closures or impose restrictions on our operations. Even if such measures are not further implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.

We cannot predict the duration or scope of the COVID-19 pandemic or when or how our business, financial conditions and results of operations will be further impacted by it, including as a result of the recent deterioration in the U.S. economy and any related impact on the residential homebuilding industry, and based on the duration and scope, such impact could be material. Historically, in times of an economic recession, new home construction in the United States has slowed considerably. Any significant downturn in new home construction as a result of the economic impact of the COVID-19 pandemic could have an adverse effect on our business, financial condition and results of operations.

To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The industry in which we operate is dependent upon the residential homebuilding industry, as well as the U.S. economy, the credit markets and other important factors.

The building products industry is highly dependent on new home and multifamily construction as well as repair and remodel, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels and occupancy, housing demand and the health of the U.S. economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy, including as a result of the COVID-19 pandemic, in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Production of new homes and multifamily buildings may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized builders and sub-contractors, and shortages of suitable building lots and material. In addition, the building industry is subject to various local, state, and federal statutes, ordinances, and regulations concerning zoning, building design and safety, construction, energy and water conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area or in order to maintain certain areas as primarily or exclusively residential. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The building supply industry is subject to cyclical market pressures.

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility, such as the spike in lumber prices during the COVID-19 outbreak, and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. Our lumber and lumber sheet goods product category represented 35.9% of total net sales for the year ended December 31, 2020. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, the building products industry is cyclical in nature. Despite disruptions from the COVID-19 pandemic, the homebuilding industry has experienced growth in recent years and industry forecasters expect to see continued growth in the housing market over the next year. However, it is likely, based on historical experience, that we will face future downturns in the homebuilding industry which could have an adverse effect on our operating results, financial condition or cash flows. We are not able to predict the timing, severity or duration of any future downturns in the housing market.

Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.

The building products supply industry is highly fragmented and competitive. We face, and will continue to face, significant competition from local and regional building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders or commercial builders, (5) adapt more quickly to new technologies or evolving customer requirements than we do, or (6) have access to financing on more favorable terms than we can obtain in the market. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, have intensified their marketing efforts to professional homebuilders in recent years and may continue to intensify these efforts in the future. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders or commercial builders, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders or commercial builders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders or commercial builders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

Homebuyer demand may shift towards smaller homes creating fluctuations in demand for our products.

Home affordability can be a key driver in demand for our products. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices may result in homes becoming less affordable. Furthermore, consumer preferences could shift to smaller or larger homes in the future. This could cause homebuyer demand to soften or shift substantially which could have an adverse impact on our financial condition, operating results and cash flows if we are unable to respond to the new market demands effectively.

A range of factors may make our quarterly revenues, earnings and cash flows variable.

We have historically experienced, and in the future will continue to experience, variability in revenues, earnings and cash flows on a quarterly basis. The factors expected to contribute to this variability include, among others: (1) the volatility of prices of lumber, wood products and other building products, (2) the cyclical nature of the homebuilding industry, (3) general economic conditions in the various areas that we serve, (4) the intense competition in the industry, including expansion and growth strategies by competitors, (5) the production schedules of our customers and suppliers, and (6) the effects of the weather. These factors, among others, make it difficult to project our operating results and cash flows on a consistent basis, which may affect the price of our stock.

Operational and Strategic Risks

We may be unable to successfully implement our growth strategy, which includes increasing sales of our prefabricated components and other value-added products, pursuing strategic acquisitions, opening new facilities, implementing operational excellence, and maintaining a balanced debt level.

Our long-term strategy depends in part on growing our sales of prefabricated components and other value-added products, increasing our market share, and implementing various initiatives to increase our operational efficiency. If any of these initiatives are not successful, or require extensive investment, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability.

Our long-term business plan also provides for continued growth through strategic acquisitions and organic growth through the construction of new facilities or the expansion of existing facilities. Failure to identify and acquire suitable acquisition candidates on appropriate terms could have a material adverse effect on our growth strategy. Moreover, our liquidity position, or the requirements of our debt instruments could prevent us from obtaining the capital required to effect new acquisitions or expand our existing facilities. Our failure to make successful acquisitions or to build or expand needed facilities, including manufacturing facilities, produce saleable product, or meet customer demand in a timely manner could adversely affect our financial condition, operating results, and cash flows. A negative impact on our financial condition, operating results and cash flows, or our decision to invest in strategic acquisitions or new facilities, could adversely affect our ability to maintain a balanced debt level.

In addition, although we have been successful in the past with the integration of numerous acquisitions, we may not be able to fully integrate the operations of any future acquired businesses, including the recent BMC Merger, with our own in an efficient and cost-effective manner or without significant disruption to our or the acquired companies’ existing operations. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt or issue additional shares of our common stock in order to consummate acquisitions in the future. Potential new debt may be substantial and may limit our flexibility in using our cash flow from operations. The issuance of new shares of our common stock could dilute the equity value of our existing stockholders. Our failure to fully integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

We are subject to competitive pricing pressure from our customers.

Production homebuilders and multi-family builders historically have exerted and will continue to exert significant pressure on their outside suppliers, including on us, to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. Over the past several years, these pricing pressures have adversely affected our operating results and cash flows. In addition, continued consolidation among production homebuilders or multi-family and commercial builders, or changes in such builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected. Furthermore, in periods of economic downturn these pricing pressures tend to increase. As a result, we may face heightened pricing pressures in the event of an ongoing economic downturn resulting from the continuing COVID-19 pandemic or otherwise, and our financial condition, operating results and cash flows may be adversely affected.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 15.8% of our net sales for the year ended December 31, 2020. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any downturn, some of our homebuilder customers may exit or severely curtail building activity in certain of our markets.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, as noted above, the COVID-19 pandemic has recently caused significant disruptions and delays in the manufacture and distribution of building products throughout the industry supply chain, resulting in shortages and shipping delays of several categories of building products, including windows and lumber. The loss of, or an ongoing substantial decrease in the availability of products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

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

Failure to attract and retain our key employees and the impact of our recent leadership changes may adversely impact our ability to successfully execute our business strategies.

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

Furthermore, business combinations such as the BMC Merger increase the risk of employee retention and we may not be successful in retaining the talents and dedication of the professionals previously separately employed by us and BMC. It is possible that these employees may decide not to remain with us. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating the operations of BMC into our existing operations to hiring suitable replacements, all of which may have an adverse impact on our business and results of operations. We also underwent significant leadership changes in connection with the BMC Merger. Any significant leadership changes involve inherent risk and any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

We may be adversely affected by any disruption in our respective information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary ERP system is a proprietary system that has been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon our information technology systems to run critical accounting and financial information systems, process receivables, manage and replenish inventory, fill and ship customer orders on a timely basis, and coordinate our sales activities across all products and services. A substantial disruption in our information technology systems for any prolonged time period could result in problems and delays in generating critical financial and operational information, processing receivables, receiving inventory and supplies and filling customer orders. These disruptions could adversely affect our operating results as well as our customer service and relationships. Our systems, or those of our significant customers or suppliers, might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. In addition, we rely on a number of third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and any breach of security or disruption in their systems could impair our ability to operate effectively. Such disruptions, delays, problems, or associated costs relating to our systems or those of our significant customers, suppliers or third-party providers could have a material adverse effect on our financial condition, operating results and cash flows.

We are subject to cybersecurity risks and expect to incur increasing costs in an effort to minimize those risks.

Our business employs systems that allow for the secure storage and transmission of customers’, vendors’ and employees’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. These events could compromise ours’ and our customers’ and suppliers’ confidential information, impede or interrupt our business operations, and could result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such significant losses in the future. As cyber-attacks become more sophisticated, we expect to incur increasing costs to strengthen our systems from outside intrusions. While we have implemented administrative and technical controls and have taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

Some Company employees are unionized.

Less than 2% of the workforce at our company are members of 12 different unions. There can be no assurance that additional employees of our company will not conduct union organization campaigns or become union members in the future. Further, many of our collective bargaining agreements are scheduled to be renewed within the next 18 months. Failure to successfully renew such agreements could have a material adverse effect on our financial condition, operating results and cash flows.

Changes in our customer or product sales mix affect our operating results.

Our operating results vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors, and multi-family, commercial and other contractors. We tend to realize higher gross margins on sales to remodeling contractors due to the smaller product volumes purchased by those customers, as well as the more customized nature of the projects those customers generally undertake. Gross margins on sales to single-family, multi-family, commercial and other contractors vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the cost to serve that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.

We generate significant business from the large single-family homebuilders; however, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. A shift in our sales mix towards the larger homebuilders could negatively impact our gross margins.

In addition, we typically realize higher gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber and lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products. A shift in our sales mix towards the lumber and lumber sheet goods product category could negatively impact our gross margins.

The implementation of our supply chain and technology initiatives could disrupt our operations, and these initiatives might not provide the anticipated benefits or might fail.

We have made, and we plan to continue to make, significant investments in our supply chain and technology. These initiatives are designed to streamline our operations to allow our employees to continue to provide high quality service to our customers, while simplifying customer interaction and providing our customers with a more interconnected purchasing experience. The cost and potential problems and interruptions associated with the implementation of these initiatives, including those associated with managing third-party service providers and employing new web-based tools and services, could disrupt or reduce the efficiency of our operations. In the event that we continue to grow, there can be no assurance that we will be able to keep up, expand or adapt our IT infrastructure to meet evolving demand on a timely basis and at a commercially reasonable cost, or at all. In addition, our improved supply chain and new or upgraded technology might not provide the anticipated benefits, it might take longer than expected to realize the anticipated benefits or the initiatives might fail altogether.

Furthermore, our customers are continuing to increasingly demand and rely on increased technology in their operations. We anticipate digitization trends in the home-building industry to continue. While we believe such trends present opportunities for our business, we may be unsuccessful in keeping pace with the development of such technologies, which could result in loss of customers.

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

BMC Merger Risks

We may not be able to retain customers or suppliers, or customers or suppliers may seek to modify contractual obligations with us, which could have an adverse effect on our business and operations.

If any of our customers or suppliers seeks to terminate or modify contractual or other obligations or discontinue its relationship with us as a result of the BMC Merger, then our business and results of operations may be harmed. There can be no guarantee that our customers and suppliers will remain or continue to have a relationship with us or do so on the same or similar contractual terms to those they had with either us or BMC prior to the BMC Merger. If any of our suppliers seeks to terminate or modify its relationship with us, we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Any such disruptions could limit our ability to achieve the anticipated benefits of the BMC Merger.

Integrating the business of BMC into our existing business may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the BMC Merger, which may adversely affect our business results and negatively affect the value of our common stock following the BMC Merger.

The success of the BMC Merger will depend on, among other things, our ability to integrate the business of BMC into our existing business in a manner that facilitates growth opportunities and realizes cost savings. Our goal is to achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. Actual growth and cost savings, if achieved, however, may be lower than what we expect and may take longer to achieve than anticipated, which could have an adverse effect on our revenues, level of expenses and operating results.

In addition, integrating the business of BMC into our existing business may result in additional and unforeseen expenses, and the anticipated benefits of our integration plan may not be realized. If we are not able to adequately address integration challenges, we may be unable to realize the anticipated benefits of the integration of BMC’s operations into our existing business. If we are not able to successfully achieve these objectives, the anticipated benefits of the BMC Merger may not be realized fully, or at all, or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of the BMC Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.

The failure to successfully integrate the businesses and operations of the Company and BMC in the expected time frame may adversely affect the combined company’s future results.

There can be no assurance that BMC’s operations can be integrated successfully into our existing operations. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of our ongoing business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of BMC into the Company’s existing operations in order to realize the anticipated benefits of the BMC Merger:

•	managing a larger company and meeting our capital requirements;
•	integrating personnel from the two companies and maintaining employee morale;
•	integrating the companies’ technologies;
•	integrating and unifying the offerings and services available to customers;
•	identifying and eliminating redundant and underperforming locations, functions and assets;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•

maintaining or renegotiating agreements with existing customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure, including multiple ERP systems;
•	coordinating distribution and marketing efforts;
•	managing the movement of certain positions to different locations;
•	coordinating geographically dispersed organizations; and
•	effecting actions that may be required in connection with obtaining regulatory approvals.

In addition, at times the attention and resources of certain members of management may be focused on the integration of BMC’s operations into our existing operations and therefore diverted from day-to-day business operations or other opportunities that may be beneficial the Company, which may disrupt our business.

Furthermore, our board of directors and executive leadership currently consists of certain directors and executive officers who served and were employed by BMC immediately prior to the BMC Merger. Integrating the boards of directors and management teams of BMC and the Company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

We will incur significant integration costs in connection with the BMC Merger.

We have incurred and expect to incur a number of non-recurring costs associated with combining the operations of BMC into our existing operations. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, and other related charges. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated as part of integrating BMC’s operations into our existing operations. While we anticipated that a certain level of expenses would be incurred in connection with the BMC Merger, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses.

There may also be additional unanticipated significant costs in connection with the BMC Merger that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the BMC Merger. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all.

Financial and Liquidity Risks

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2020, our debt totaled $1,642.4 million, which includes $239.9 million of finance lease and other finance obligations. As of December 31, 2020, we also had a $900.0 million revolving credit facility (“2023 facility”), which was amended on January 29, 2021 and increased to $1,400 million. We had $75.0 million of outstanding borrowings and $78.0 million of letters of credit outstanding as of December 31, 2020 under the 2023 facility. In addition, we also have $280.9 million in obligations under operating leases.

Our level of indebtedness could have important consequences to us, including:

•	increasing our vulnerability to general economic and industry conditions;
•

requiring a substantial portion of our operating cash flow to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;

•	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the 2023 facility are at variable rates of interest;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;
•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt; and
•	limiting our attractiveness as an investment opportunity for potential investors.

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

We are substantially reliant on cash on hand and borrowing availability under the 2023 facility, which totaled $1,170.8 million at December 31, 2020, to provide working capital and fund our operations. Our working capital requirements are likely to grow assuming the housing industry continues to grow. Our inability to renew, amend or replace our debt instruments when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing the 2023 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $90.0 million as of December 31, 2020.

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

Interest rates may increase in the future. As a result, interest rates on our 2023 facility could be higher or lower than current levels.  As of December 31, 2020, we had approximately $75.0 million, or 4.6%, of our outstanding debt at variable interest rates.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense and further decreasing our net income and cash flows. In recent years, the Company has executed several debt transactions designed to reduce debt, extend maturities or lower our interest rates. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

A 1.0% increase in interest rates on the 2023 facility would result in approximately $0.8 million in additional interest expense annually as we had $75.0 million in outstanding borrowings as of December 31, 2020. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

We do not have any current plan to pay dividends on our common stock, and as a result, your ability to achieve a return on your investment in our common stock may be limited to any increases in the price of our common stock.

We anticipate that we will retain future earnings and other cash resources for the future operation and development of our business, including potential debt reduction. Accordingly, we do not expect to declare or pay regular cash dividends on our common stock in the near future. Our board of directors may approve the payment of future dividends after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs, plans for expansion, and any restrictions on the payment of such dividends by the terms of our outstanding indebtedness.

Our inability to effectively deploy our excess capital may negatively affect return on equity and stockholder value.

Our business plan calls for us to execute a variety of strategies to deploy excess capital including, but not limited to, continued organic balance sheet growth and the consideration of potential acquisition opportunities to further deploy our excess capital when we expect such opportunities to significantly enhance long-term stockholder value. We may also implement share repurchase plans. Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

Legal and Compliance Risks

The nature of our business exposes us to product liability, product warranty, casualty, construction defect, asbestos, vehicle and other claims and legal proceedings.

We are involved in product liability, product warranty, casualty, construction defect, asbestos, vehicle and other claims relating to the products we manufacture and distribute, and services we provide or have provided that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we have no direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. The Company has a number of known and threatened construction defect legal claims. We are also involved in several asbestos personal injury suits due to the alleged sale of asbestos-containing products by legacy businesses that we acquired.  In addition, we are exposed to potential claims arising from the conduct of our respective employees and subcontractors, and builders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. Product liability, product warranty, casualty, construction defect, asbestos, vehicle, and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings, such as workers’ compensation proceedings. We cannot assure you that any current or future claims against us will not adversely affect our financial condition, operating results and cash flows.

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

We are subject to income and other taxes in the United States. We are subject to ongoing tax audits in various jurisdictions. We regularly assess the likely outcome of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation.

For example, on December 22, 2017, legislation commonly referred to as the Tax Cuts and Jobs Act (“the 2017 Tax Act”) substantially changed several aspects of the Internal Revenue Code, some of which may have an adverse impact on our business over time. Certain aspects of the 2017 Tax Act, including limitations on deductions for property taxes, mortgage interest and state and local income taxes, may make purchasing a home less attractive, which could reduce demand for homes and have an adverse impact on our business. Further, any future changes in federal and state tax laws and regulations could have an adverse impact on our financial condition, operating results and cash flows.

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

General Risks

We may be adversely affected by uncertainty in the economy and financial markets, including as a result of terrorism, unrest, or pandemics.

Instability in the economy and financial markets, including as a result of terrorism, unrest or pandemics, including COVID-19, may result in a decrease in housing starts, which would adversely affect our business. In addition, such adverse developments, may cause unpredictable or unfavorable economic conditions and could have a material adverse effect on our financial condition, operating results, and cash flows. Any shortages of fuel or significant fuel cost increases related to geopolitical conditions, or other factors, could seriously disrupt our ability to distribute products to our customers. In addition, domestic terrorist attacks, civil unrest and outbreaks of disease may affect our ability to keep our operations and services functioning properly and could have a material adverse effect on our financial condition, operating results and cash flows.

We may be adversely affected by any natural or man-made disruptions to our operations and our distribution and manufacturing facilities.

We currently maintain a broad network of distribution and manufacturing facilities throughout the U.S. Any widespread disruption to our operations resulting from fire, earthquake, weather-related events (such as tornadoes, hurricanes, flooding and other storms), other natural disasters, an act of terrorism or any other cause could damage multiple facilities and a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

In addition, general weather patterns affect our operating results throughout the year, with adverse weather historically reducing construction activity in the first and fourth quarters in the regions in which we primarily operate. Adverse weather events, natural disasters or similar events, including as a result of climate change, could generally reduce or delay construction activity, which could adversely impact our financial condition, operating results and cash flows.

The price of our common stock is volatile and may decline.

The market price of our common stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. For example, between January 1, 2020 and December 31, 2020, the closing price of our common stock on the NASDAQ ranged from $10.65 to $42.28 per share. In addition, the price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated fluctuations in our results of operations;
•	announcements by us or our competitors of significant business developments, changes in customer relationships, acquisitions, or expansion plans;

•	changes in the prices of products we sell;
•	involvement in litigation;
•	our sale of common stock or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	changes in market valuation or earnings of our competitors;
•	the trading volume of our common stock;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions.

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

The issuance or conversion of awards under our stock incentive plans could adversely affect the market price of our common stock.

The conversion of restricted stock units under our stock incentive plans could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial time. Additional stock grants may also be made under our incentive plans, including our 2014 Incentive Plan, as it may be amended. The potential for future stock grants could have a negative effect on the market for our common stock and our ability to raise additional capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 40 states throughout the U.S. Based on available 2020 U.S. Census data, we have operations in 85 of the top 100 U.S. Metropolitan Statistical Areas following the BMC Merger, as ranked by single family housing permits in 2020.

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

Our manufacturing facilities produce trusses, wall panels, engineered wood, stairs, windows, pre-hung doors and custom millwork. In many cases, they are located on the same premises as our distribution facilities. Truss and panel manufacturing facilities vary in size from 30,000 square feet to 60,000 square feet with eight to 10 acres of outside storage for lumber and for finished goods. Our window manufacturing facility in Houston, Texas is approximately 200,000 square feet.

Following the BMC Merger, we contractually lease approximately 400 facilities and own approximately 150 facilities. These leases typically have an initial lease term of five to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 10 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 131 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

In addition, following the BMC Merger, we operate a fleet of approximately 17,000 rolling stock units, which includes approximately 7,500 trucks and 6,500 forklifts as well as trailers to deliver products from our distribution and manufacturing centers to our customers’ job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market LLC under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of February 24, 2021 was 139.

We currently do not pay dividends. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our debt instruments, as well as our future earnings, capital requirements, financial condition, prospects and other factors that our board of directors may deem relevant. Our debt agreements currently restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” contained in Item 7 of this annual report on Form 10-K.

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Builders FirstSource, Inc., the Russell 2000 Index,
and S&P 600 Building Products Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Builders FirstSource, Inc.
Russell 2000
S&P 600 Building Products Index

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	12/15	12/16	12/17	12/18	12/19	12/20
Builders FirstSource, Inc.	100.00	99.01	196.66	98.47	229.33	368.32
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36
S&P 600 Building Products Index	100.00	131.67	141.97	102.71	130.08	164.06

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 16, 2021 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 6. Selected Financial Data

The following selected consolidated financial data for the years ended December 31, 2020, 2019 and 2018 and as of December 31, 2020 and 2019 were derived from our consolidated financial statements which are included in Item 8 of this annual report on Form 10-K. Selected consolidated financial data as of December 31, 2018 and as of and for the years ended December 31, 2017 and 2016 were derived from our consolidated financial statements, but are not included herein.

The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this annual report on Form 10-K and with our consolidated financial statements and related notes included in Item 8 of this annual report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share amounts)
Statement of operations data:
Net sales (1)	$8,558,874	$7,280,431	$7,724,771	$7,034,209	$6,367,284
Gross margin	2,222,584	1,976,829	1,922,940	1,727,391	1,596,748
Selling, general and administrative expenses	1,678,730	1,584,523	1,553,972	1,442,288	1,360,412
Net income (loss) (2)(3)	313,537	221,809	205,191	38,781	144,341
Net income (loss) per share — basic	$2.69	$1.92	$1.79	$0.34	$1.30
Net income (loss) per share — diluted	$2.66	$1.90	$1.76	$0.34	$1.27
Balance sheet data (end of period):
Cash and cash equivalents	$423,806	$14,096	$10,127	$57,533	$14,449
Total assets (4)	4,173,671	3,249,490	2,932,309	3,006,124	2,909,887
Total debt (including current portion)	1,624,240	1,291,273	1,561,294	1,784,420	1,802,052
Stockholders’ equity	1,152,783	824,953	596,338	376,209	309,620
Other financial data:
Depreciation and amortization	$116,566	$100,038	$97,906	$92,993	$109,793

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

(3)

Net income for the year ended December 31, 2020 includes net losses on debt extinguishment and other financing costs of $29.4 million. Net income for the year ended December 31, 2019 includes net losses on debt extinguishment and other financing costs of $10.2 million. Net income for the year ended December 31, 2018 includes a net gain on debt extinguishment of $3.2 million. Our 2020, 2019, and 2018 debt transactions are discussed in detail in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. Net income for the year ended December 31, 2017 includes net losses on debt extinguishment and other financing costs of $58.7 million. Net income for the year ended December 31, 2016 includes net losses on debt extinguishment and other financing costs of $56.9 million.

(4)

We adopted guidance relating to leases using the modified retrospective method as of January 1, 2019. As such, periods prior to the adoption date have not been restated and continue to be presented in accordance with previous guidance.

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

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. Following the BMC Merger, the Company operates approximately 550 locations in 40 states across the United States. Given the span and depth of our geographical reach, prior to the BMC Merger our locations were organized into nine geographical regions (Regions 1 through 9), which were also our operating segments, and these were further aggregated into four reportable segments: Northeast, Southeast, South and West. Following the BMC Merger, we will re-evaluate our operating and reportable segments for future reporting periods. All of our segments have similar customers, products and services, and distribution methods. Our financial statements contain additional information regarding segment performance which is discussed in Note 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

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

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1.4 million and 1.0 million, respectively, in 2020. Due to increased competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We believe there are several meaningful trends that indicate U.S. housing demand will continue to grow, including historically low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Building upon the current rate of market growth, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

•

Effect of COVID-19 Pandemic. In March of 2020, the U.S. economy began to see significant disruption, uncertainty and record high levels of unemployment as a result of the COVID-19 pandemic. While the COVID-19 pandemic did not have a materially adverse impact on our financial results in 2020, the extent and duration of any future impact resulting from the pandemic is not fully known, and we may experience a decline in housing starts, reduced sales demand, volatility in commodity prices, challenges in the supply chain, increased margin pressures and/or increased operating costs as a result.

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

•

Capital Structure. As a result of our historical growth through acquisitions, we had $1,642.4 million of indebtedness as of December 31, 2020. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile and market interest rates. As such, we may enter into various debt or equity transactions in order to appropriately manage and optimize our capital structure and liquidity needs.

RECENT DEVELOPMENTS

General

On January 1, 2021, we completed our previously announced all stock merger transaction with BMC. The BMC Merger will be accounted for using the acquisition method of accounting, and Builders FirstSource, Inc. will be treated as the accounting acquirer. The operating results of BMC will be reported as part of the Company beginning on the closing date of the BMC Merger and as such, the historical financial condition, results of operations and cash flows of the Company presented in this annual report do not include BMC.

COVID-19 Pandemic

The COVID-19 pandemic resulted in significant disruption to the U.S. economy in 2020 and impacted our operations and those of our customers. Despite experiencing disruptions to our operations and implementing a number of health and safety precautions as a result of the pandemic, our financial results and financial condition were not materially adversely affected by the pandemic. In most of the states in which we operate, construction was deemed an essential activity and, as a result, our operations faced limited temporary closures early on in the pandemic. Furthermore, housing starts and repair and remodeling activity generally increased throughout our markets in 2020 despite the pandemic.

Despite the limited impact of the COVID-19 pandemic on our 2020 financial results, the extent to which the pandemic may impact our results in future periods is uncertain and will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses, such as required physical distancing or restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, the effectiveness of available vaccines, and any potential supply disruptions, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Refer to Part I, Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

Business Combinations

On January 9, 2020, we acquired certain assets and operations of Bianchi & Company, Inc. (“Bianchi”) for $15.9 million in cash. Located in Charlotte, North Carolina, Bianchi is a supplier and installer of interior and exterior millwork.

On November 2, 2020 we acquired certain assets and operations of Kansas Building Supply Company, Inc. (“KBS”) for $16.8 million in cash. Located in Overland Park, Kansas, KBS is a supplier for interior and exterior doors, windows, millwork cabinetry, and hardware.

These acquisitions are described in Note 5 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Debt Transactions

During the year ended December 31, 2020, the Company executed several debt transactions, including the redemption of $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”), the redemption of $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”), and repayment of $52.0 million of our senior secured term loan facility due 2024 (“2024 term loan”). The repayments of our 2024 notes and 2027 notes were funded with the proceeds of the issuance of $550.0 million in aggregate principal amount of 5.00% unsecured senior notes due 2030 (“2030 notes”) and borrowings on our $900.0 million revolving credit facility (“2023 facility”). The repayment of our 2024 term loan was funded with cash on hand. The Company also issued an additional $350.0 million in aggregate principal amount of our 2027 notes.

On January 29, 2021, the Company amended the 2023 facility to, among other things, increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and extended the maturity date from November 2023 to January 2026.

On February 16, 2021, pursuant to the optional call feature in the 2027 Indenture, the Company gave notice that on March 3, 2021, $82.5 million of 2027 notes will be redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest.

These transactions are described in Notes 9 and 18 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. Collectively, these transactions have extended our debt maturity. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Retirement of President and Chief Executive Officer

In January 2020, Mr. Chad Crow notified our Board of his decision to retire as President and Chief Executive Officer of the Company during 2020 after assisting the Board in hiring his replacement. Mr. Crow will continue to serve as the Company’s Chief Executive Officer for a transition period of 90 days after the BMC Merger, following which BMC’s former Chief Executive Officer, and the recently appointed President of the Company, Mr. Dave Flitman, will succeed Mr. Crow as Chief Executive Officer of the Company.

Composition of the Board of Directors of the Company

As a result of the BMC Merger, effective January 1, 2021, the size of the board of directors was increased to twelve directors, with seven directors designated by the Company and five directors designated by BMC.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts for the year ended December 31, 2020 were 1.4 million, an increase of 7.0% compared to the year ended December 31, 2019. Actual U.S. single-family housing starts for the year ended December 31, 2020 were 1.0 million, an increase of 11.7% compared to the year ended December 31 2019.  A composite of third party sources, including the NAHB, are forecasting 1.5 million U.S. total housing starts and 1.1 million U.S. single-family housing starts for 2021, which are increases of 6.0% and 11.0%, respectively, from 2020. In addition, in its September 2020 semi-annual forecast, the Home Improvement Research Institute (“HIRI”) forecasted sales in the professional repair and remodel end market to increase approximately 5.3% in 2021 compared to 2020.

Our net sales for the year ended December 31, 2020 increased 17.6% over the same period last year. Commodity price inflation increased our net sales in 2020 by an estimated 9.0%, while acquisitions and one more selling day increased our sales by 2.5% and 0.5%, respectively. Excluding the impact of commodity price inflation, acquisitions and the impact of one more selling day, we achieved 5.6% net sales growth in the single-family, multi-family and repair and remodel/other end markets. Our gross margin percentage decreased by 1.2% during the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily attributable to margin pressures as a result of commodity price inflation. Our selling, general and administrative expenses, as a percentage of net sales, were 19.6% in 2020, a 2.2% decrease from 21.8% in 2019, primarily driven by the effect of leverage from commodity price inflation in our net sales in the year ended December 31, 2020 compared to the year ended December 31, 2019.

We believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics compared to historical new construction levels. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions continue to improve. In addition, optimization of our capital structure will continue to be a key area of focus for the Company.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020.

2020 Compared with 2019

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items for the years ended December 31:

	2020	2019
Net sales	100.0%	100.0%
Cost of sales	74.0%	72.8%
Gross margin	26.0%	27.2%
Selling, general and administrative expenses	19.6%	21.8%
Income from operations	6.4%	5.4%
Interest expense, net	1.6%	1.5%
Income tax expense	1.1%	0.8%
Net income	3.7%	3.1%

Net Sales. Net sales for the year ended December 31, 2020 were $8,558.9 million, a 17.6% increase from net sales of $7,280.4 million for 2019. Core organic growth increased net sales by 5.6%, commodity price inflation accounted for another 9.0% of the change, while acquisitions and one additional selling day accounted for 2.5% and 0.5%, respectively, of the increase. Core organic growth came primarily from increased sales volume within our single-family end market.

The following table shows net sales classified by major product category for the years ended December 31, (dollars in millions):

	2020		2019
	Net sales	% of Sales	Net sales	% of Sales	% Change
Lumber & lumber sheet goods	$3,076.4	35.9%	$2,251.6	30.9%	36.6%
Manufactured products	1,640.5	19.2%	1,449.5	19.9%	13.2%
Windows, doors & millwork	1,629.2	19.0%	1,542.9	21.2%	5.6%
Gypsum, roofing & insulation	514.6	6.0%	528.6	7.3%	(2.6)%
Siding, metal & concrete products	773.6	9.0%	712.6	9.8%	8.6%
Other building products & services	924.6	10.9%	795.2	10.9%	16.3%
Total sales	$8,558.9	100.0%	$7,280.4	100.0%	17.6%

We achieved increased net sales in all our product categories, except in the gypsum, roofing & insulation category, in part due to higher sales volumes in our single-family end market and as a result of our continued efforts to focus on higher margin opportunities through both acquisition targets and core organic growth, as well as the impact of commodity price inflation, primarily on the lumber & lumber sheet goods category, in the period.

Gross Margin. Gross margin increased $245.8 million to $2,222.6 million. Our gross margin percentage decreased to 26.0% in 2020 from 27.2% in 2019, a 1.2% decrease. The decrease was primarily attributable to the impact of commodity price inflation during the year ended December 31, 2020 relative to our short-term customer pricing commitments.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $94.2 million, or 5.9%, and as a percentage of net sales decreased to 19.6% from 21.8% in 2019. This increase in selling, general and administrative expenses was primarily driven by higher variable compensation expense, professional service expense, and depreciation expense, which were partially offset by lower fuel costs, as well as lower travel and entertainment costs, resulting from changed behavior during the pandemic. We expect these variable costs to increase post pandemic. Contributing to the decrease as a percentage of net sales was the effect of commodity price inflation on our net sales in the year ended December, 31 2020.

Interest Expense, Net. Interest expense was $135.7 million in 2020, an increase of $26.1 million from 2019. This increase in interest expense is primarily due to one-time charges of $29.4 million related to debt transactions executed in 2020, compared to one-time charges of $10.2 million related to debt transactions executed in 2019. Adjusting for the one-time charges, interest expense increased for the year ended December 31, 2020 due to higher outstanding debt balance as compared to the year ended December 31, 2019, partially offset by the effect of lower interest rates.

Income Tax Expense. We recorded income tax expense of $94.6 million during the year ended December 31, 2020 compared to income tax expense of $60.9 million during the year ended December 31, 2019, an increase of $33.7 million, primarily as a result of our higher profitability in 2020 compared to 2019. Our effective tax rate was 23.2% for the year ended December 31, 2020 compared to 21.6% for the year ended December 31, 2019.

Results by Reportable Segment

The following tables show net sales and income before income taxes by reportable segment excluding the “All Other” caption as shown in Note 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K (dollars in thousands):

	Year ended December 31,
	Net sales					Income before income taxes
		% of net		% of net			% of net		% of net
	2020	sales	2019	sales	% change	2020	sales	2019	sales	% change
Northeast	$1,323,972	16.0%	$1,293,472	18.6%	2.4%	$56,574	4.3%	$56,573	4.4%	—
Southeast	1,947,888	23.6%	1,599,426	23.0%	21.8%	139,017	7.1%	83,722	5.2%	66.0%
South	2,346,160	28.4%	1,860,653	26.7%	26.1%	163,224	7.0%	113,359	6.1%	44.0%
West	2,639,133	32.0%	2,205,224	31.7%	19.7%	156,744	5.9%	89,206	4.0%	75.7%
	$8,257,153	100%	$6,958,775	100.0%		$515,559	6.2%	$342,860	4.9%

We have four reportable segments based on an aggregation of the geographic regions in which we operate. While there is some geographic similarity between our reportable segments and the regions as defined by the U.S. Census Bureau, our reportable segments do not necessarily fully align with any single U.S. Census Bureau region.

According to the U.S. Census Bureau, actual single-family housing starts for the year ended December 31, 2020 increased 7.4%, 13.6%, 11.4%, and 12.4% in the Northeast, Midwest, South and West regions, respectively, compared to the year ended December 31, 2019. For the year ended December 31, 2020, our net sales increased in the Northeast, Southeast, South and West reportable segments primarily due to an increase in sales volume across the majority of our product categories, and commodity price inflation compared to the year ended December 31, 2019. We achieved increased profitability in our Southeast, South, and West reportable segments largely due to sales volume growth. However, profitability declined in our Northeast reportable segment largely due to the impact of the COVID-19 pandemic on net sales and the impact of gross margin compression from commodity price inflation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2020 consist of cash on hand and borrowing availability under our 2023 facility.

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

The following table shows our borrowing base and excess availability as of December 31, 2020 and 2019 (in millions):

	As of
	December 31, 2020	December 31, 2019
Accounts Receivable Availability	$608.8	$413.0
Inventory Availability	514.7	370.0
Other Receivables Availability	50.9	29.8
Gross Availability	1,174.4	812.8
Less:
Agent Reserves	(40.6)	(26.6)
Plus:
Cash in Qualified Accounts	413.9	4.2
Borrowing Base	1,547.7	790.4
Aggregate Revolving Commitments	900.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	900.0	790.4
Less:
Outstanding Borrowings	(75.0)	(27.0)
Letters of Credit	(78.0)	(82.2)
Net Excess Borrowing Availability on Revolving Facility	$747.0	$681.2

As of December 31, 2020, we had $75.0 million in outstanding borrowings under our 2023 facility and our net excess borrowing availability was $747.0 million after being reduced by outstanding letters of credit of approximately $78.0 million. Excess availability must equal or exceed a minimum specified amount, currently $90.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2020.

Liquidity

Our liquidity at December 31, 2020 was $1,170.8 million, which consists of net borrowing availability under the 2023 facility and cash on hand.

Our level of indebtedness results in significant interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, or otherwise enter into transactions regarding its capital structure.

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

On January 29, 2021, the Company amended the 2023 facility to, among other things, increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and extended the maturity date from November 2023 to January 2026.

Consolidated Cash Flows

A discussion regarding our consolidated cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019 is presented below. A discussion regarding our consolidated cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020.

2020 Compared with 2019

Cash provided by operating activities was $260.1 million and $504.0 million in 2020 and 2019, respectively. The $243.9 million decrease in cash provided by operations was largely the result of a working capital increase of $263.2 million in 2020 compared to a working capital decrease of $106.2 million in 2019. This change in working capital was primarily due to the timing and impact of changes in commodity prices on the value of cash received from customers, inventory purchases and cash paid to vendors during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Cash used in investing activities was $136.2 million and $199.2 million in 2020 and 2019, respectively. This decrease in cash used in investing activities was primarily due to $32.6 million in cash used for our acquisitions of Bianchi and KBS in 2020, compared to $92.9 million in cash used for our acquisitions of Sun State Components, Raney Components, LLC and Raney Construction, Inc. in 2019.

Cash provided by financing activities was $285.9 million in 2020, compared to cash used in financing activities of $300.9 million in 2019. Cash provided by financing activities for the year 2020 was primarily related to the net proceeds received from the Company’s financing transactions during the period, including the issuance of $550.0 million of 2030 notes and the issuance of $350.0 million of 2027 notes. The proceeds from these issuances were offset by the redemption of the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes, $47.5 million in aggregate principal amount of senior secured notes due 2027, and the repayment of the remaining $52.0 million term loan.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have for the most part remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. Following the BMC Merger, we expect our 2021 capital expenditures to be in the range of approximately $210 million to $230 million primarily related to rolling stock, equipment and facility improvements to support our operations.

DISCLOSURES OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,402,500	$—	$75,000	$—	$1,327,500
Interest on long-term debt(1)	607,797	86,534	172,368	159,963	188,932
Other finance obligations(2)	258,796	17,196	33,629	33,671	174,300
Finance lease obligations(2)	25,446	13,242	11,887	317	—
Operating leases (2)	342,117	76,567	113,425	67,166	84,959
Total contractual cash obligations	$2,636,656	$193,539	$406,309	$261,117	$1,775,691

(1)

We had $75.0 million in outstanding borrowings under the 2023 facility as of December 31, 2020. Borrowings under the 2023 facility bear interest at a variable rate. Therefore, actual interest may differ from the amounts presented above due to interest rate changes or any future borrowing activity under the 2023 facility.

(2)	Future commitments for other finance obligations, finance lease obligations and operating lease obligations associated with real estate, vehicle, and other various equipment.

Purchase orders entered into in the ordinary course of business are excluded from the above table because they are payable within one year. Amounts for which we are liable under purchase orders are reflected on our consolidated balance sheet as accounts payable. Where it makes economic sense to do so, we plan to lease certain equipment during 2021 to support anticipated sales growth.

OTHER CASH OBLIGATIONS NOT REFLECTED IN THE BALANCE SHEET

In addition to the lease obligations included in the above table, we have residual value guarantees on certain equipment leases. Under these leases we have the option of (1) purchasing the equipment at the end of the lease term, (2) arranging for the sale of the equipment to a third party, or (3) returning the equipment to the lessor to sell the equipment. If the sales proceeds in either case are less than the residual value, then we are required to reimburse the lessor for the deficiency up to a specified level as stated in each lease agreement. The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $4.5 million as of December 31, 2020.

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

In addition, the Company is party to certain agreements related to its other finance obligations which commit the Company to perform certain repairs and maintenance obligations under the leases in a specified manner and timeframe. As of December 31, 2020 our obligations under these agreements have largely been completed with the remainder expected to be completed within the next year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to generally accepted accounting principles, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policy that requires us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Goodwill. Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2020, our goodwill balance was $785.3 million, representing 18.8% of our total assets.

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

In performing our annual goodwill impairment tests at December 31, 2020, we first assessed qualitative factors relative to each of our reporting units to determine if it was more likely than not that the fair value of our reporting units were less than their carrying amounts. Examples of such factors we considered in this assessment included the amount of cushion from prior quantitative goodwill impairment tests, significant changes in the goodwill balance, the presence of any known or forecasted declines in operating performance, market conditions, market share or any other negative factors.

For reporting units where we determined that it was more likely than not that the fair values were less than their carrying amounts, we performed a quantitative goodwill impairment test. In evaluating our goodwill for impairment at December 31, 2020, $77.1 million of our goodwill balance was assessed utilizing a quantitative assessment. In performing the quantitative impairment test at December 31, 2020, we developed the fair value using a discounted cash flow methodology. Inherent in such fair value determinations are significant assumptions relating to future cash flows, expected future revenues, expected future profitability, the discount rate, the terminal value, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill being recorded.

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

At December 31, 2020, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2020, 2019 or 2018.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes and 2030 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2023 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2023 facility would result in approximately $0.8 in additional interest expense annually based on our $75.0 million in outstanding borrowings as of December 31, 2020. The 2023 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Quantitative Impairment Test

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $785.3 million as of December 31, 2020, and $77.1 million of the goodwill balance was assessed utilizing a quantitative assessment. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated.  This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the carrying amount of a reporting unit exceeds its fair value. In performing the quantitative impairment test, management developed the fair value using a discounted cash flow methodology. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

The principal considerations for our determination that performing procedures relating to the goodwill quantitative impairment test is a critical audit matter are the significant judgment by management when determining the fair value of any reporting unit where a goodwill quantitative impairment test was performed; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the terminal value and expected future profitability.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including management’s controls over the goodwill quantitative impairment test. These procedures also included, among others, testing management’s process for determining the fair value of any reporting unit where a goodwill quantitative impairment test was performed; evaluating the appropriateness of the discounted cash flow methodology; testing the completeness, accuracy, and relevance of underlying data used in the discounted cash flow methodology; and evaluating the reasonableness of significant assumptions related to the terminal value and expected future profitability. Evaluating management’s assumptions related to the terminal value and expected future profitability involved evaluating whether the assumptions used were reasonable considering the current and past performance of the reporting unit, relevant industry forecasts, consistency with evidence obtained in other areas of the audit, and in the case of terminal value, consideration of relevant market transactions.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 26, 2021

We have served as the Company’s auditor since 1999.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share amounts)
Net sales	$8,558,874	$7,280,431	$7,724,771
Cost of sales	6,336,290	5,303,602	5,801,831
Gross margin	2,222,584	1,976,829	1,922,940
Selling, general and administrative expenses	1,678,730	1,584,523	1,553,972
Income from operations	543,854	392,306	368,968
Interest expense, net	135,688	109,551	108,213
Income before income taxes	408,166	282,755	260,755
Income tax expense	94,629	60,946	55,564
Net income	$313,537	$221,809	$205,191
Comprehensive income	$313,537	$221,809	$205,191
Net income per share:
Basic	$2.69	$1.92	$1.79
Diluted	$2.66	$1.90	$1.76
Weighted average common shares outstanding:
Basic	116,611	115,713	114,586
Diluted	117,917	117,025	116,554

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2020	2019
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$423,806	$14,096
Accounts receivable, less allowances of $17,637 and $13,492 at December 31, 2020 and 2019, respectively	880,018	614,946
Other receivables	76,436	77,447
Inventories, net	784,527	561,255
Other current assets	58,895	39,123
Total current assets	2,223,682	1,306,867
Property, plant and equipment, net	749,130	721,887
Operating lease right-of-use assets, net	274,562	292,684
Goodwill	785,305	769,022
Intangible assets, net	119,882	128,388
Deferred income taxes	4,653	8,417
Other assets, net	16,457	22,225
Total assets	$4,173,671	$3,249,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	600,357	436,823
Accrued liabilities	385,536	308,950
Current portion of operating lease liabilities	61,625	61,653
Current maturities of long-term debt	27,335	13,875
Total current liabilities	1,074,853	821,301
Noncurrent portion of operating lease liabilities	219,239	236,948
Long-term debt, net of current maturities, debt discount, premium and issuance costs	1,596,905	1,277,398
Deferred income taxes	49,495	36,645
Other long-term liabilities	80,396	52,245
Total liabilities	3,020,888	2,424,537
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 and 200,000 shares authorized at December 31, 2020 and 2019, respectively; 116,829 and 116,052 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,168	1,161
Additional paid-in capital	589,241	574,955
Retained earnings	562,374	248,837
Total stockholders’ equity	1,152,783	824,953
Total liabilities and stockholders’ equity	$4,173,671	$3,249,490

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$313,537	$221,809	$205,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,566	100,038	97,906
Amortization of debt discount, premium and issuance costs	3,508	3,880	4,642
Loss (gain) on extinguishment of debt	6,700	8,189	(3,170)
Deferred income taxes	16,614	50,994	51,823
Stock compensation expense	17,022	12,239	14,420
Net gain on sales of assets and asset impairments	(1,067)	(949)	(1,393)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(259,543)	42,789	(9,221)
Inventories	(220,101)	44,202	(5,425)
Other current assets	(19,743)	4,674	(10,356)
Other assets and liabilities	50,370	1,611	5,637
Accounts payable	160,947	4,070	(89,392)
Accrued liabilities	75,257	10,500	22,168
Net cash provided by operating activities	260,067	504,046	282,830
Cash flows from investing activities:
Purchases of property, plant and equipment	(112,082)	(112,870)	(101,411)
Proceeds from sale of property, plant and equipment	8,500	6,545	4,753
Cash used for acquisitions	(32,643)	(92,855)	—
Net cash used in investing activities	(136,225)	(199,180)	(96,658)
Cash flows from financing activities:
Borrowings under revolving credit facility	891,000	1,040,000	1,662,000
Repayments under revolving credit facility	(843,000)	(1,192,000)	(1,833,000)
Proceeds from long-term debt and other loans	895,625	478,375	3,818
Repayments of long-term debt and other loans	(618,542)	(610,834)	(65,312)
Payments of debt extinguishment costs	(22,686)	(2,301)	(134)
Payments of loan costs	(13,800)	(8,618)	—
Exercise of stock options	1,424	4,873	3,945
Repurchase of common stock	(4,153)	(10,392)	(4,895)
Net cash provided by (used in) financing activities	285,868	(300,897)	(233,578)
Net increase (decrease) in cash and cash equivalents	409,710	3,969	(47,406)
Cash and cash equivalents at beginning of period	14,096	10,127	57,533
Cash and cash equivalents at end of period	$423,806	$14,096	$10,127

Supplemental disclosures of cash flow information:
Cash paid for interest (1)	$110,600	$100,354	$107,668
Cash paid for income taxes	43,400	18,107	3,153
Supplemental disclosure of non-cash activities:
Accrued purchases of property, plant and equipment	$1,962	$3,378	$2,350
Acquisition of assets under operating lease obligations	42,606	86,373	—
Acquisition of assets under finance and capital lease obligations	16,964	16,462	10,198

(1)

Includes $22.7 million, $2.3 million and $0.1 million in payments of debt extinguishment costs which are classified as financing outflows in the accompanying consolidated statement of cash flows for the years ended December 31 2020, 2019, and 2018, respectively. These payments were recorded to interest expense in the accompanying consolidated statement of operations and comprehensive income for their respective years.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
	(In thousands)
Balance at December 31, 2017	113,572	$1,136	$546,766	$(171,693)	$376,209
Vesting of restricted stock units	975	10	(10)	—	—
Shares withheld for restricted stock units vested	(239)	(2)	(4,893)	—	(4,895)
Exercise of stock options	770	7	3,938	—	3,945
Stock compensation expense	—	—	14,420	—	14,420
Cumulative effect adjustment	—	—	—	1,468	1,468
Net income	—	—	—	205,191	205,191
Balance at December 31, 2018	115,078	1,151	560,221	34,966	596,338
Vesting of restricted stock units	735	7	(7)	—	—
Shares withheld for restricted stock units vested	(196)	(2)	(2,448)	—	(2,450)
Repurchase of common stock (1)	(460)	(4)	—	(7,938)	(7,942)
Exercise of stock options	895	9	4,950	—	4,959
Stock compensation expense	—	—	12,239	—	12,239
Net income	—	—	—	221,809	221,809
Balance at December 31, 2019	116,052	1,161	574,955	248,837	824,953
Vesting of restricted stock units	732	7	(7)	—	—
Shares withheld for restricted stock units vested	(190)	(2)	(4,151)	—	(4,153)
Exercise of stock options	235	2	1,422	—	1,424
Stock compensation expense	—	—	17,022	—	17,022
Net income	—	—	—	313,537	313,537
Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783

(1)

During the year ended December 31, 2019, we repurchased and retired 460,000 shares of our common stock, at an average price of $17.24 per share, for $7.9 million pursuant to the repurchase program authorized by our board of directors in February 2019. The primary purpose of the repurchase program was to offset dilution from employee stock awards.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. Following the merger with BMC Stock Holdings, Inc. on January 1, 2021, which is discussed in more detail in Note 18, the company operates approximately 550 locations in 40 states across the United States.

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

Our contracts with service elements primarily relate to installation and construction services. We evaluate whether multiple contracts should be combined and accounted for as a single contract and whether a single or combined contract should be accounted for as a single performance obligation or multiple performance obligations. If a contract is separated into more than one performance obligation, we allocate the transaction price to each performance obligation generally based on observable standalone selling prices of the underlying goods or services. Revenue related to contracts with service elements is generally recognized over time based on the extent of progress towards completion of the performance obligation because of continuous transfer of control to the customer. We consider costs incurred to be indicative of goods and services delivered to the customer. As such, we use a cost-based input method to recognize revenue on our contracts with service elements as it best depicts the transfer of assets to our customers. Payment terms related to sales for contracts with service elements are specific to each customer and contract. However, they are considered to be short-term in nature as payments are normally received either throughout the life of the contract or shortly after the contract is complete.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multi-family builders. For the year ended December 31, 2020, our top 10 customers accounted for approximately 15.8% of our net sales, and no single customer accounted for more than 6% of net sales.

The allowance for doubtful accounts is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current and forecasted economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

We also establish reserves for credit memos and customer returns. The reserve balance was $11.9 million and $7.6 million at December 31, 2020 and 2019, respectively. The activity in this reserve was not significant for each year presented.

Accounts receivable consisted of the following at December 31:

	2020	2019
	(In thousands)
Accounts Receivable	$897,655	$628,438
Less: allowances for returns and doubtful accounts	17,637	13,492
Accounts receivable, net	$880,018	$614,946

The following table shows the changes in our allowance for doubtful accounts:

	2020	2019	2018
	(In thousands)
Balance at January 1,	$5,936	$6,195	$4,973
Additions	4,720	5,811	5,284
Deductions (write-offs, net of recoveries)	(4,882)	(6,070)	(4,062)
Balance at December 31,	$5,774	$5,936	$6,195

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

We source products from a large number of suppliers. No materials purchased from any single supplier represented more than 6% of our total materials purchased in 2020.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and comprehensive income and totaled $347.7 million, $332.5 million and $322.9 million in 2020, 2019 and 2018, respectively.

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

Leases

We lease certain land, buildings, rolling stock and other types of equipment for use in our operations. These leases typically have initial terms ranging from five to 15 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options generally have terms ranging from one to five years. We also lease certain properties from related parties, including current employees and non-affiliate stockholders.

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

Long-Lived Assets

We evaluate our long-lived assets, other than goodwill, for impairment when events or changes in circumstances indicate, in our judgment, that the carrying amount of such assets may not be recoverable. The determination of whether or not impairment exists is based on our estimate of undiscounted future cash flows before interest attributable to the assets as compared to the net carrying amount of the assets. If impairment is indicated, the amount of the impairment recognized is determined by estimating the fair value of the assets based on estimated discounted future cash flows and recording a provision for loss if the carrying amount is greater than estimated fair value. The net carrying amount of assets identified to be disposed of in the future is compared to their estimated fair value, usually the quoted market price obtained from an independent third-party less the cost to sell, to determine if impairment exists. Until the assets are disposed of, an estimate of the fair value is reassessed when related events or circumstances change.

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. We discount our workers’ compensation liability based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $90.8 million and $87.0 million as of December 31, 2020 and 2019, respectively. Of these balances $52.1 million and $49.0 million were recorded as other long-term liabilities as of December 31, 2020 and 2019, respectively. Included in these reserve balances as of December 31, 2020 and 2019, were approximately $5.7 million and $8.6 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheet.

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

The table below presents the calculation of basic and diluted EPS for the years ended December 31:

	2020	2019	2018
	(In thousands, except per share amounts)
Numerator:
Net income	$313,537	$221,809	$205,191

Denominator:
Weighted average shares outstanding, basic	116,611	115,713	114,586
Dilutive effect of options and RSUs	1,306	1,312	1,968
Weighted average shares outstanding, diluted	117,917	117,025	116,554

Net income per share:
Basic	$2.69	$1.92	$1.79
Diluted	$2.66	$1.90	$1.76

Antidilutive and contingent options and RSUs excluded from diluted EPS	291	402	682

Goodwill and Other Intangible Assets

Intangibles subject to amortization

We recognize an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or whenever it can be separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. Impairment losses are recognized if the carrying amounts of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its estimated fair value.

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

We did not grant any options during the years ended December 31, 2020, 2019, or 2018.

The fair value of RSU awards which are subject to or contain market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the year ended December 31:

	2020	2019	2018
Expected volatility (company)	40.0%	38.3%	53.9%
Expected volatility (peer group median)	40.0%	33.2%	28.4%
Correlation between the company and peer group median	0.5	0.5	0.39
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	0.9%	2.6%	2.3%

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

As of December 31, 2020 and 2019 the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 6.75% senior secured notes due 2027 (“2027 notes”), 5.00% senior secured notes due 2030 (“2030 notes”) and $900.0 million revolving credit facility (“2023 facility”) at amortized cost. The fair values of the 2027 notes and 2030 notes at December 31, 2020 were approximately $844.5 million and $593.3 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying amount of the 2023 facility at December 31, 2020 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2023 facility was also classified as Level 2 in the hierarchy.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income for the years ended December 31, 2020, 2019, and 2018.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective as of March 12, 2020 through December 31, 2022 and may be elected by topic. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In December 2019, the FASB issued an update to existing guidance under the Income Taxes topic of the FASB Accounting Standards Codification (“Codification”). This updated guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in the Income Taxes topic. This guidance is effective for public companies annual and interim periods beginning after December 15, 2020 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements by removing, modifying and adding certain disclosure requirements in ASC 820. ASU 2018-13 is effective for the Company’s annual and interim periods beginning on January 1, 2020. Certain disclosures in ASU 2018-13 are required to be applied prospectively, while others require retrospective application. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

3. Revenue

The following table disaggregates our net sales by product category for the years ended December 31:

	2020	2019	2018
	(In thousands)
Lumber & lumber sheet goods	$3,076,376	$2,251,580	$2,902,155
Manufactured products	1,640,460	1,449,550	1,392,043
Windows, doors & millwork	1,629,179	1,542,924	1,445,858
Gypsum, roofing & insulation	514,638	528,571	528,439
Siding, metal & concrete products	773,640	712,644	697,744
Other building & product services	924,581	795,162	758,532
Total net sales	$8,558,874	$7,280,431	$7,724,771

Information regarding disaggregation of net sales by segment is discussed in Note 15 to the condensed consolidated financial statements. Sales related to contracts with service elements represents less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances were not significant as of December 31, 2020 or December 31, 2019. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $58.5 million and $38.6 million as of December 31, 2020 and December 31, 2019, respectively.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2020	2019
	(In thousands)
Land	$206,321	$198,123
Buildings and improvements	386,922	374,909
Machinery and equipment	517,543	439,449
Furniture, fixtures and computer equipment	102,309	92,094
Construction in progress	16,568	29,175
Finance lease right-of-use assets	43,256	37,153
Property, plant and equipment	1,272,919	1,170,903
Less: accumulated depreciation	523,789	449,016
Property, plant and equipment, net	$749,130	$721,887

Depreciation expense was $94.5 million, $84.0 million and $74.4 million, of which $20.8 million, $19.7 million and $18.6 million was included in cost of sales, for the years ended December 31, 2020, 2019, and 2018, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included on the accompanying consolidated balance sheet as of December 31:

	2020	2019
	(In thousands)
Land	$116,638	$118,403
Buildings and improvements	131,390	136,620
Assets held under other finance obligations	248,028	255,023
Less: accumulated amortization	25,015	18,741
Assets held under other finance obligations, net	$223,013	$236,282

5. Business Combinations

On January 9, 2020, we acquired certain assets and operations of Bianchi & Company, Inc. (“Bianchi”) for $15.9 million in cash. Located in Charlotte, North Carolina, Bianchi is a supplier and installer of interior and exterior millwork. This acquisition was funded with a combination of cash on hand and borrowings under our 2023 facility.

On November 2, 2020 we acquired certain assets and operations of Kansas Building Supply Company, Inc. (“KBS”) for $16.8 million in cash. Located in Overland Park, Kansas, KBS is a supplier for interior and exterior doors, windows, millwork cabinetry, and hardware. This acquisition was funded with cash on hand.

These transactions were accounted for by the acquisition method, and accordingly their results of operations have been included in the Company’s consolidated financial statements from their respective acquisition dates. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $13.6 million, primarily related to customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

The operating results of the acquisitions have been included in the consolidated statements of operations and comprehensive income from their acquisition dates through December 31, 2020. Net sales and net income attributable these acquisitions were $29.2 million and $2.5 million, respectively, for the year ended December 31, 2020.

Pro forma results of operations attributable to these acquisitions are not presented as they did not have a material impact on our results of operations, individually or in the aggregate. We did not incur any significant acquisition related costs attributable to these transactions.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for these acquisitions during the year ended December 31, 2020, (in thousands):

Accounts receivable	$4,518
Inventory	3,171
Other current assets	28
Property, plant and equipment (includes finance lease right-of-use assets)	275
Operating lease right-of-use assets	3,422
Goodwill (Note 6)	16,284
Intangible assets (Note 7)	13,570
Total assets acquired	41,268
Accounts payable and accrued liabilities	(5,203)
Operating lease liabilities	(3,422)
Total liabilities assumed	(8,625)
Total net assets acquired	$32,643

In connection with the acquisition of Bianchi and KBS, we entered into real estate leases with the sellers for Bianchi’s and KBS’s operating locations. The purchase agreement for Bianchi also contains an earn-out provision contingent upon continued employment and the achievement of specified revenue and profitability targets through fiscal year 2022. This earn-out provision could result in an additional cash payment to the seller ranging from zero to $1.5 million depending on the level of achievement of the specified targets. Future payments related to this earn-out provision will be included as compensation expense in the consolidated statement of operations and comprehensive income over the period earned.

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 (in thousands):

	Northeast	Southeast	South	West	Total
Balance as of December 31, 2018
Goodwill	$97,102	$60,691	$329,662	$297,592	$785,047
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	286,135	297,592	740,411
Acquisitions	—	—	14,257	14,354	28,611
Balance as of December 31, 2019
Goodwill	$97,102	$60,691	$343,919	$311,946	$813,658
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	96,608	60,076	300,392	311,946	769,022
Acquisitions	—	8,261	8,022	—	16,284
Balance as of December 31, 2020
Goodwill	$97,102	$68,952	$351,941	$311,946	$829,941
Accumulated impairment losses	(494)	(615)	(43,527)	—	(44,636)
	$96,608	$68,337	$308,414	$311,946	$785,305

In 2020, the change in the carrying amount of goodwill was attributable to our acquisitions of Bianchi and KBS. The amount allocated to goodwill is attributable to the assembled workforces acquired, expected synergies, and expected growth from the new markets the Company entered into. All of the goodwill recognized from these acquisitions is expected to be tax deductible and will be amortized ratably over a 15-year period for tax purposes.

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

In evaluating our goodwill for impairment at December 31, 2020, $77.1 million of our goodwill balance was assessed utilizing a quantitative assessment. In performing the quantitative impairment test at December 31, 2020, we developed the fair value using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

We recorded no goodwill impairment charges in 2020, 2019, and 2018.

7. Intangible Assets

The following table presents intangible assets as of December 31:

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$195,435	$(94,690)	$183,445	$(77,016)
Trade names	52,061	(38,138)	51,361	(36,082)
Subcontractor relationships	5,440	(1,944)	4,700	(131)
Non-compete agreements	3,719	(2,001)	3,579	(1,468)
Total intangible assets	$256,655	$(136,773)	$243,085	$(114,697)

During the years ended December 31, 2020, 2019, and 2018, we recorded amortization expense in relation to the above-listed intangible assets of $22.1 million, $16.1 million, and $23.5 million, respectively. We recorded no intangible asset impairment charges for the years ended December 31, 2020, 2019 or 2018.

In connection with the acquisitions of Bianchi and KBS, we recorded intangible assets of $13.6 million, which includes $12.0 million of customer relationships, $0.8 million of subcontractor relationships, $0.1 million of non-compete agreements and $0.7 million of trade names. The weighted average useful lives of the acquired assets are 7.8 years in total, 8.5 years for customer relationships, 3.0 years for subcontractor relationships, 3.0 years for non-compete agreements and 3.0 years for trade names, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31 (in thousands):

2021	$21,120
2022	19,427
2023	16,050
2024	14,640
2025	12,439
Thereafter	36,206
Total future net intangible amortization expense	$119,882

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued payroll and other employee related expenses	$176,379	$152,869
Contract liabilities	58,455	38,559
Customer obligations	18,592	11,612
Self-insurance reserves	38,642	37,955
Accrued business taxes	58,953	32,604
Accrued interest	13,567	12,256
Other	20,948	23,095
Total accrued liabilities	$385,536	$308,950

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
2023 facility (1)	$75,000	$27,000
2024 notes	—	503,923
2024 term loan (2)	—	52,000
2027 notes	777,500	475,000
2030 notes	550,000	—
Other finance obligations (Note 10)	216,072	221,726
Finance lease obligations (Note 10)	23,873	20,333
	1,642,445	1,299,982
Unamortized debt discount/premium and debt issuance costs	(18,205)	(8,709)
	1,624,240	1,291,273
Less: current maturities of long-term debt and lease obligations	27,335	13,875
Long-term debt, net of current maturities	$1,596,905	$1,277,398

(1)	The weighted average interest rate was 3.8% and 4.4% as of December 31, 2020 and 2019, respectively.
(2)	The weighted average interest rate was 4.3% and 5.6% as of December 31, 2020 and 2019, respectively.

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

2020 Debt Transactions

As further described in more detail below, during the year ended December 31, 2020, the Company executed several debt transactions, including the redemption of $503.9 million in outstanding aggregate principal amount of 5.625% senior secured notes due 2024 (“2024 notes”), the redemption of $47.5 million in aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”), and repayment of $52.0 million of our senior secured term loan facility due 2024 (“2024 term loan”). The repayments of our 2024 notes and 2027 notes were funded with the proceeds of the issuance of $550.0 million in aggregate principal amount of 5.00% unsecured senior notes due 2030 (“2030 notes”) and borrowings on our $900.0 million revolving credit facility (“2023 facility”). The repayment of our 2024 term loan was funded with cash on hand. The Company also issued an additional $350.0 million in aggregate principal amount of our 2027 notes.

First Quarter 2020 Refinancing Transactions

In February 2020, the Company completed a private offering of $550.0 million in aggregate principal amount of 2030 notes at an issue price equal to 100% of par value. The net proceeds from the issuance of the 2030 notes were used together with a borrowing on our $900.0 million 2023 facility to redeem the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes and $47.5 million in aggregate principal amount of 2027 notes and to pay related transaction fees and expenses.

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

Second Quarter 2020 Debt Transaction

In April 2020, the Company completed a private offering of an additional $350.0 million in aggregate principal amount of 2027 notes at an issue price of 98.75% of par value. The net proceeds from the issuance of the 2027 notes were used to repay the funds borrowed under the 2023 facility and to pay related transaction fees and expenses, with the remaining net proceeds used for general corporate purposes.

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

Fourth Quarter 2020 Term Loan Repayment

In November 2020, we repaid the remaining $52.0 million of the 2024 term loan using cash on hand. In connection with this repayment we recognized a loss on extinguishment of $1.4 million related to the write-off of unamortized debt discount and debt issuance costs. This loss on extinguishment was recorded to interest expense in the accompanying consolidated statement of operations and comprehensive income in the fourth quarter of 2020.

2023 Revolving Credit Facility

As of December 31, 2020, the 2023 facility provides for a $900.0 million revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the 2023 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the

Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2020, we had $75.0 million in outstanding borrowings under our 2023 facility and our net excess borrowing availability was $747.0 million after being reduced by outstanding letters of credit of approximately $78.0 million.

As of December 31, 2020, borrowings under the 2023 facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 1.75% per annum in the case of eurodollar rate loans and 0.25% to 0.75% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2023 facility. A variable commitment fee, currently 0.375% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2023 facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.25%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2023 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2027 notes and 2030 notes. All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens, including with respect to the 2023 facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The 2023 facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2023 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $90.0 million as of December 31, 2020.

On January 29, 2021, the Company amended the 2023 facility to increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and extended the maturity date from November 2023 to January 2026. As amended, borrowings under the 2023 facility bear interest, at our option, at either the eurodollar rate or base rate plus, in each case, an applicable margin. The applicable margin ranges from 1.50% to 2.00% per annum in the case of eurodollar rate loans and 0.50% to 1.00% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2023 facility.

Senior Secured Notes due 2027

As of December 31, 2020, we have $777.5 million outstanding in aggregate principal amount of the 2027 notes which mature on June 1, 2027. Interest accrues on the 2027 notes at a rate of 6.75% per annum and is payable semi-annually on June 1 and December 1 of each year.

The terms of the 2027 notes are governed by the indenture, dated as of the May 30, 2019 (the “2027 Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent. The 2027 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior secured basis, by certain of the Company’s direct and indirect wholly owned subsidiaries (the “Guarantors”). All obligations under the 2027 notes, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute Notes Collateral and a second-priority security interest in such assets that constitute ABL Collateral.

The 2027 Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

At any time prior to June 1, 2022, the Company may redeem the 2027 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2027 notes plus the “applicable premium” set forth in the 2027 Indenture. At any time on or after June 1, 2022, the Company may redeem the 2027 notes at the redemption prices set forth in the 2027 Indenture, plus accrued and unpaid interest, if any, to the redemption date. At any time and from time to time during the 36-month period following the Closing Date, the Company may redeem up to 10% of the aggregate principal amount of the 2027 notes during each twelve-month period commencing on the Closing Date at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest to the redemption date. In addition, at any time prior to June 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 notes with the net cash proceeds of one or more equity offerings, as described in the 2027 Indenture, at a price equal to 106.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 2027 notes may require it to repurchase all or part of their 2027 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

On February 16, 2021, pursuant to the optional call feature in the 2027 Indenture, the Company gave notice that on March 3, 2021, $82.5 million of 2027 notes will be redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest.

Senior Secured Notes due 2030

As of December 31, 2020, we have $550.0 million outstanding in aggregate principal amount of the 2030 notes, which mature on March 1, 2030. Interest accrues on the 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

The terms of the 2030 notes are governed by the indenture, dated as of the February 11, 2020 (the “2030 Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee. The 2030 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s direct and indirect wholly owned subsidiaries (the “Guarantors”) that guarantee its obligations under the Company’s 2023 Facility and the 2027 Secured Notes. Subject to certain exceptions, future subsidiaries that guarantee the Senior Secured Credit Facilities, the 2027 notes or certain other indebtedness will also guarantee the 2030 notes.

The 2030 notes constitute senior unsecured obligations of the Company and the Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the 2027 notes. The 2030 notes are also (i) effectively subordinated to all existing and future secured indebtedness of the Company and the Guarantors (including under the 2027 notes) to the extent of the value of the assets securing such indebtedness, (ii) senior to all of the future subordinated indebtedness of the Company and the Guarantors, and (iii) structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2030 notes.

The 2030 Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

At any time prior to March 1, 2025, the Company may redeem the 2030 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2030 notes plus the “applicable premium” set forth in the 2030 Indenture. In addition, at any time prior to March 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2030 notes with the net cash proceeds of one or more equity offerings, as described in the 2030 Indenture, at a price equal to 105.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. At any time on or after March 1, 2025, the Company may redeem the 2030 notes at the redemption prices set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 2030 notes may require it to repurchase all or part of their 2030 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

As of December 31, 2020 we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2020 were as follows (in thousands):

Year ending December 31,
2021	$—
2022	—
2023	75,000
2024	—
2025	—
Thereafter	1,327,500
Total long-term debt (including current maturities)	$1,402,500

10. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following as of December 31 (in thousands):

	2020	2019
Assets
Operating lease right-of-use assets, net	$274,562	$292,684
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	34,905	32,070
Total right-of-use assets	$309,467	$324,754
Liabilities
Current
Current portion of operating lease liabilities	$61,625	$61,653
Current portion of finance lease liabilities (included in current maturities of long-term debt)	12,178	10,378
Noncurrent
Noncurrent portion of operating lease liabilities	$219,239	$236,948
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	11,695	9,955
Total lease liabilities	$304,737	$318,934

Total lease costs consisted of the following for the years ended December 31 (in thousands):

	2020	2019
Operating lease costs*	$85,798	$84,603
Finance lease costs:
Amortization of finance lease right-of-use assets	6,325	5,177
Interest on finance lease liabilities	1,424	1,115
Variable lease costs	17,607	15,441
Total lease costs	$111,154	$106,336

*	Includes short-term lease costs and sublease income which were not material for the years ended December 31, 2020 and December 31, 2019.

Future maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Finance Leases	Operating Leases
2021	$13,242	$76,567
2022	8,934	63,879
2023	2,953	49,546
2024	250	38,208
2025	67	28,958
Thereafter	—	84,959
Total lease payments	25,446	342,117
Less: amount representing interest	(1,573)	(61,253)
Present value of lease liabilities	23,873	280,864
Less: current portion	(12,178)	(61,625)
Long-term lease liabilities, net of current portion	$11,695	$219,239

Weighted average lease terms and discount rates as of December 31 were as follows:

	2020	2019
Weighted average remaining lease term (years)
Operating leases	6.3	6.3
Finance leases	2.1	2.0
Weighted average discount rate
Operating leases	6.3%	6.6%
Finance leases	5.9%	6.0%

The following table presents cash paid for amounts included in the measurement of lease liabilities for the years ended December 31 (in thousands):

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$82,559	$81,488
Operating cash flows from finance leases	1,424	1,115
Financing cash flows from finance leases	13,409	11,477

The guarantees under these leases for the residual values of equipment at the end of the respective operating lease periods approximated $4.5 million as of December 31, 2020. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, these guarantees have not been recognized in the calculation of our right-of-use assets and lease liabilities. Our lease agreements do not impose any significant restrictions or covenants on us. As of December 31, 2020, future lease payments related to leases which have been signed, but have not yet commenced are not significant and are not reflected on our consolidated balance sheet as of December 31, 2020. Leases with related parties are not significant as of or for the years ended December 31, 2020, 2019 or 2018.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 131 individual property lease agreements with a single lessor as of December 31, 2020. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement. The Company is also party to certain additional agreements with the same lessor which commit the Company to perform certain repair and maintenance obligations under the leases in a specified manner and timeframe.

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

As of December 31, 2020, other finance obligations consist of $216.1 million, with cash payments of $20.9 million for the year ended December 31, 2020. These other finance obligations are included on the consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future maturities for other finance obligations as of December 31, 2020 were as follows (in thousands):

2021	$17,196
2022	16,811
2023	16,818
2024	16,835
2025	16,836
Thereafter	174,300
Total	$258,796

11. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), as amended, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. As of December 31, 2020, the Company had reserved 8.5 million shares of common stock for the grant of awards under the 2014 Plan, subject to adjustment as provided by the 2014 Plan. All shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards. Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four-year period or cliff vest after a period of three to four years. As of December 31, 2020, 2.6 million shares were available for issuance under the 2014 Plan. If it is assumed that shares will be issued at the target vesting amount for outstanding restricted stock units (“RSUs”) with variable payout provisions, an additional 0.8 million shares would be included in the shares available for future issuance under the 2014 Plan. In connection with the BMC Merger, an additional 6.6 million shares of common stock for the grant of awards were added to the 2014 Plan.

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

Stock Options

The following table summarizes our stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Years	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Outstanding at December 31, 2019	434	$6.81
Granted	—	$—
Exercised	(235)	$6.06
Forfeited	—	$—
Outstanding at December 31, 2020	199	$7.68	4.1	$6,590
Exercisable at December 31, 2020	187	$7.34	4.0	$6,249

The outstanding options at December 31, 2020 include 92,000 options under the 2014 plan, 54,000 options under the 2007 Plan, 25,000 options under the 2005 Plan and 28,000 options under the 1998 Plan. As of December 31, 2020, 80,000 options under the 2014 Plan and all the outstanding options under the 2007 Plan, the 2005 Plan and the 1998 Plan were exercisable. There were no options granted during the years ended December 31, 2020, 2019 or 2018. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 were $4.8 million, $12.5 million and $10.9 million, respectively. Vesting of all of our stock options is contingent solely on continuous employment over the requisite service period.

Outstanding and exercisable stock options at December 31, 2020 were as follows (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Years	Shares	Weighted Average Exercise Price
$3.15 - $3.19	28	$3.15	3.1	28	$3.15
$6.35 - $6.59	55	$6.48	4.7	55	$6.48
$7.67- $12.94	116	$9.36	4.1	104	$8.94
$3.15 - $12.94	199	$7.68	4.1	187	$7.34

Restricted Stock Units

The outstanding RSUs at December 31, 2020 include 2,349,000 units granted under the 2014 Plan.

The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2020 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	1,131	$15.73
Granted	739	$19.54
Vested	(464)	$16.14
Forfeited	(5)	$15.78
Nonvested at December 31, 2020	1,401	$17.60

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2020, 2019 and 2018 were $19.54, $14.29, and $20.23, respectively.

The following table summarizes activity for RSUs for which vesting is subject to both performance and service conditions for the year ended December 31, 2020 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	692	$16.11
Granted	272	$23.18
Vested	(135)	$15.77
Forfeited	—	$—
Nonvested at December 31, 2020	829	$18.48

The weighted average grant date fair value of RSUs for which vesting is subject to both performance and service conditions granted during the years ended December 31, 2020, 2019 and 2018 were $23.18, $14.42 and $21.15, respectively.

The following table summarizes activity for RSUs for which vesting is subject to both market and service conditions for the year ended December 31, 2020 (shares in thousands):

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	253	$17.31
Granted	—	$—
Vested	(134)	$12.81
Forfeited	—	$—
Nonvested at December 31, 2020	119	$22.39

The weighted average grant date fair value of RSUs for which vesting is subject to both market and service conditions granted during the year ended December 31, 2018 was $21.96.  There were no RSUs granted during the year ended December 31, 2020 or 2019 for which vesting was subject to both market and service conditions.

Our results of operations include stock compensation expense of $17.0 million, $12.2 and $14.4 for the years ended December 31, 2020, 2019 and 2018, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $2.1 million, $2.2 million and $4.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The total fair value of options vested during the years ended December 31, 2020, 2019, and 2018 were $0.1 million, $0.3 million and $2.7 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 were $11.3 million, $9.8 million and $10.4 million, respectively.

As of December 31, 2020, there was approximately $21.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

12. Income Taxes

The components of income tax expense included in continuing operations were as follows for the years ended December 31:

	2020	2019	2018
	(In thousands)
Current:
Federal	$66,017	$3,678	$(1,831)
State	11,998	6,274	5,572
	78,015	9,952	3,741
Deferred:
Federal	16,270	45,955	45,934
State	344	5,039	5,889
	16,614	50,994	51,823
Income tax expense	$94,629	$60,946	$55,564

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2020	2019
	(In thousands)
Deferred tax assets related to:
Accrued expenses	$19,182	$8,219
Insurance reserves	16,582	14,277
Stock-based compensation expense	3,549	3,325
Accounts receivable	4,726	3,799
Inventories	6,152	5,394
Operating loss and credit carryforwards	10,812	13,821
Operating lease liabilities	70,216	74,650
Other	3,746	1,677
	134,965	125,162
Valuation allowance	(2,409)	(2,409)
Total deferred tax assets	132,556	122,753
Deferred tax liabilities related to:
Prepaid expenses	(3,914)	(2,393)
Goodwill and other intangible assets	(47,490)	(37,426)
Property, plant and equipment	(57,353)	(37,991)
Operating lease right-of-use assets	(68,641)	(73,171)
Total deferred tax liabilities	(177,398)	(150,981)
Net deferred tax liability	$(44,842)	$(28,228)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	3.7	2.8	4.3
Stock compensation windfall benefit	(0.5)	(0.8)	(1.6)
Permanent difference – 162(m) limitation	0.5	0.4	0.6
Permanent difference – credits	(1.7)	(2.3)	(4.6)
Permanent difference – other	0.3	0.7	1.4
Other	(0.1)	(0.2)	0.2
	23.2%	21.6%	21.3%

We have $201.7 million of state net operating loss carryforwards and $3.6 million of state tax credit carryforwards expiring at various dates through 2037. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryforward period. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

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

The balance for uncertain tax positions, excluding penalties and interest, was $9.2 million and $2.0 million as of December 31, 2020 and 2019, respectively, with $7.2 million recorded in the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2020, and with no significant amounts recorded in the years ended December 31, 2019 or 2018. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2020, 2019 or 2018.

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

13. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible to participate in the plans subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $8.1 million, $7.8 million and $6.8 million in 2020, 2019 and 2018, respectively, for contributions to the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the years ended December 31, 2020, 2019 and 2018 were not significant.

14. Commitments and Contingencies

As of December 31, 2020, we had outstanding letters of credit totaling $78.0 million under our 2023 facility that principally support our self-insurance programs.

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

15. Segment and Product Information

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. For the period ended December 31, 2020, these product and service offerings are distributed across approximately 400 locations operating in 40 states across the United States, which have been organized into nine geographical regions.  Centralized financial and operational oversight, including resource allocation and assessment of performance on an income from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

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

In addition to our reportable segments, our consolidated results include corporate overhead, other various operating activities, including closed locations, that are not internally allocated to a geographical region nor separately reported to the CODM, and certain reconciling items primarily related to allocations of corporate overhead and rent expense, which have collectively been presented as “All Other”. The accounting policies of the segments are consistent with those described in Note 2, except for noted reconciling items.

The following tables present Net sales, Income before income taxes and certain other measures for the reportable segments, reconciled to consolidated total operations, for the years ended December 31, (in thousands):

	2020
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,323,972	$14,271	$21,899	$56,574
Southeast	1,947,888	15,908	25,602	139,017
South	2,346,160	27,904	26,971	163,224
West	2,639,133	31,160	41,073	156,744
Total reportable segments	8,257,153	89,243	115,545	515,559
All other	301,721	27,323	20,143	(107,393)
Total consolidated	$8,558,874	$116,566	$135,688	$408,166

	2019
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,293,472	$13,060	$20,994	$56,573
Southeast	1,599,426	12,517	21,580	83,722
South	1,860,653	19,714	22,218	113,359
West	2,205,224	26,978	36,475	89,206
Total reportable segments	6,958,775	72,269	101,267	342,860
All other	321,656	27,769	8,284	(60,105)
Total consolidated	$7,280,431	$100,038	$109,551	$282,755

	2018
Reportable segments	Net Sales	Depreciation & Amortization	Interest	Income before income taxes
Northeast	$1,304,855	$13,318	$23,740	$36,382
Southeast	1,684,842	11,622	25,373	67,424
South	2,015,807	20,746	25,764	111,308
West	2,394,253	26,744	38,804	108,181
Total reportable segments	7,399,757	72,430	113,681	323,295
All other	325,014	25,476	(5,468)	(62,540)
Total consolidated	$7,724,771	$97,906	$108,213	$260,755

Asset information by segment is not reported internally or otherwise reviewed by the CODM nor does the company earn revenues or have long-lived assets located in foreign countries.

16. Related Party Transactions

Certain members of the Company’s board of directors also serve on the board of directors of one of our suppliers, PGT, Inc. In addition, as of January 1, 2021 a new member of the Company’s board of directors is an executive officer of one of our customers, Ashton Woods USA, L.L.C. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the years ended December 31, 2020, 2019 or 2018.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the years ended December 31, 2020, 2019 or 2018.

17. Unaudited Quarterly Financial Data

The following tables summarize the consolidated quarterly results of operations for 2020 and 2019 (in thousands, except per share amounts):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,787,021	$1,945,643	$2,295,450	$2,530,760
Gross margin	465,413	517,332	570,651	669,188
Net income	8,767	78,924	85,932	139,914
Net income per share
Basic	$0.08	$0.68	$0.74	$1.20
Diluted	$0.07	$0.67	$0.73	$1.18

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,631,300	$1,904,523	$1,981,035	$1,763,573
Gross margin	441,975	517,156	541,142	476,556
Net income	35,708	66,604	78,130	41,367
Net income per share
Basic	$0.31	$0.58	$0.68	$0.36
Diluted	$0.31	$0.57	$0.67	$0.35

Earnings per share is computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

18. Subsequent Events

Business Combination

On January 1, 2021, we completed our previously announced all stock merger transaction with BMC Stock Holdings, Inc., a Delaware corporation (“BMC”), issuing approximately 89.6 million shares of common stock, pursuant to the Agreement and Plan of Merger, dated as of August 26, 2020 (as amended, restated, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and among Builders FirstSource, Inc., Boston Merger Sub I Inc., a Delaware corporation and direct wholly owned subsidiary of Builders FirstSource, Inc. (“Merger Sub”) and BMC. On the terms and subject to the conditions set forth in the Merger Agreement, on January 1, 2021, Merger Sub merged with and into BMC, with BMC continuing as the surviving corporation and a wholly owned subsidiary of the Company (the “BMC Merger”).

The BMC Merger will be accounted for using the acquisition method of accounting, and Builders FirstSource, Inc. will be treated as the accounting acquirer. The operating results of BMC will be reported as part of the Company beginning on the closing date of the BMC Merger.

The accounting for the BMC Merger has not been completed at the date of this filing given the proximity to the acquisition date and the ongoing assessment of the value and allocation of the purchase price to the assets acquired and liabilities assumed of BMC. The purchase price will be allocated to the net assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Debt Transactions

As discussed in Note 9, on January 29, 2021, the Company amended the 2023 facility to, among other things, increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and extended the maturity date from November 2023 to January 2026.

As discussed in Note 9, on February 16, 2021, pursuant to the optional call feature in the 2027 Indenture, the Company gave notice that on March 3, 2021, $82.5 million of 2027 notes will be redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2020, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 16, 2021 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

In addition, within four business days of:

•

Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that applies to our chief executive officer, chief financial officer or chief accounting officer as it relates to one or more of the items set forth in Item 406(b) of Regulation S-K; or

•

The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K, we will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Web site at the Internet address above, and such information will be available on our Web site for at least a 12-month period. In addition, we will disclose any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. as required by the listing standards of the NASDAQ Stock Market LLC.

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 16, 2021, under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 16, 2021, under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 16, 2021, under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 16, 2021, under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated August 26, 2020, by and among Builders FirstSource, Inc., BMC Stock Holdings, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2020, File Number 0-51357)

4.1

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.2

First Supplemental Indenture, dated as of July 25, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

4.3

Second Supplemental Indenture, dated as of April 24, 2020, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2020, File Number 0-51357)

4.4

Indenture, dated as of February 11, 2020, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

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

Exhibit Number	Description
10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2019, File Number 0-51357)

10.4

Amendment No. 3 to Credit Agreement, dated as of January 29, 2021, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3 2021, File Number 0-51357)

10.5

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.6

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.7

Notes Collateral Agreement, dated as of May 30, 2019, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.8

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.9

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.10+

Builders FirstSource, Inc. 2007 Incentive Plan (incorporated by reference to Annex D of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on December 15, 2009, File Number 0-51357)

10.11+

2014 Form of Builders FirstSource, Inc. 2007 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.12+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.13+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.14+*	Second Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan
10.15+

2014 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 1, 2014, File Number 0-51357)

10.16+

2015 Form of Builders FirstSource, Inc. 2014 Incentive Plan Non-Statutory Stock Option Award Certificate (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 3, 2015, File Number 0-51357)

10.17+

2016 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the Securities and Exchange Commission on May 6, 2016, File Number 0-51357)

Exhibit Number	Description
10.18+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017, File Number 0-51357)

10.19+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

10.20+

2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, File Number 0-51357)

10.21+

Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement of BMC Stock Holdings, Inc. on Form S-1, filed with the Commission on July 29, 2013, File Number 333-189368)

10.22+

Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement of Stock Building Supply Holdings, Inc. on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013, File Number 333-189368)

10.23*+	Builders FirstSource, Inc. Director Compensation Policy
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

10.29+

Employment Agreement, dated November 14, 2016, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 1, 2017, File Number 0-51357)

10.30+

First Amendment to Employment Agreement, dated as of May 19, 2017, between Builders FirstSource, Inc. and Peter M. Jackson (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the Securities Exchange Commission on August 4, 2017, File Number 0-51357)

10.31+

Employment Agreement between Builders FirstSource, Inc. and Scott L. Robins dated effective as of February 20, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed with the Securities and Exchange Commission on November 2, 2018, File Number 0-51357)

10.32+

Employment Agreement between Builders FirstSource, Inc. and David E. Rush dated effective as of November 29, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, File Number 0-51357)

10.33*+	Amended and Restated Employment Agreement, dated as of January 1, 2021, between Builders FirstSource, Inc. and David E. Rush

Exhibit Number	Description
10.34+

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

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on February 26, 2021, formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (ii) Consolidated Balance Sheet at December 31, 2020 and 2019, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019, and 2018, and (v) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

*	Filed herewith
**

Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of M. Chad Crow, our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement

(b) A list of exhibits filed, furnished or incorporated by reference with this Form 10-K is provided above under Item 15(a)(3) of this report. Builders FirstSource, Inc. will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Timothy D. Johnson, Executive Vice President, General Counsel and Corporate Secretary, 2001 Bryan Street, Suite 1600, Dallas, Texas 75201.

(c) Not applicable

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021

BUILDERS FIRSTSOURCE, INC.

/s/ M. CHAD CROW
M. Chad Crow
Chief Executive Officer

The undersigned hereby constitute and appoint Timothy D. Johnson and his substitutes our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorney-in-fact or his substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. CHAD CROW	Chief Executive Officer	February 26, 2021
M. Chad Crow	(Principal Executive Officer)

/s/ PETER M. JACKSON	Executive Vice President and Chief Financial Officer	February 26, 2021
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI COULTER	Senior Vice President and Chief Accounting Officer	February 26, 2021
Jami Coulter	(Principal Accounting Officer)

/s/ DAVID E. FLITMAN	President and Director	February 26, 2021
David E. Flitman

/s/ PAUL S. LEVY	Chairman and Director	February 26, 2021
Paul S. Levy

/s/ DANIEL AGROSKIN	Director	February 26, 2021
Daniel Agroskin

/s/ MARK ALEXANDER	Director	February 26, 2021
Mark Alexander

/s/ CORY J. BOYDSTON	Director	February 26, 2021
Cory J. Boydston

/s/ DAVID W. BULLOCK	Director	February 26, 2021
David W. Bullock

/s/ CLEVELAND A. CHRISTOPHE	Director	February 26, 2021
Cleveland A. Christophe

/s/ WILLIAM B. HAYES	Director	February 26, 2021
William B. Hayes

/s/ BRETT N. MILGRIM	Director	February 26, 2021
Brett N. Milgrim

/s/ JAMES O’LEARY	Director	February 26, 2021
James O’Leary

Signature	Title	Date
/s/ FLOYD F. SHERMAN
Floyd F. Sherman	Director	February 26, 2021

/s/ CRAIG A. STEINKE
Craig A. Steinke	Director	February 26, 2021