Form 10-Q
period 2021-03-31
Builders FirstSource, Inc.
filed 2021-05-06
CIK 1316835

I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 4, 2021 was 207,133,523.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
	2021	2020
	(Unaudited) (In thousands, except per share amounts)
Net sales	$4,173,775	$1,787,021
Cost of sales	3,104,221	1,321,608
Gross margin	1,069,554	465,413
Selling, general and administrative expenses	821,598	404,466
Income from operations	247,956	60,947
Interest expense, net	31,844	51,931
Income before income taxes	216,112	9,016
Income tax expense	43,532	249
Net income	$172,580	$8,767

Net income per share:
Basic	$0.84	$0.08
Diluted	$0.83	$0.07
Weighted average common shares:
Basic	206,571	116,258
Diluted	208,624	117,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited) (In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$19,118	$423,806
Accounts receivable, less allowances of $30,630 and $17,637 at March 31, 2021 and December 31, 2020, respectively	1,749,650	880,018
Other receivables	96,835	76,436
Inventories, net	1,585,612	784,527
Other current assets	119,453	58,895
Total current assets	3,570,668	2,223,682
Property, plant and equipment, net	1,297,756	749,130
Operating lease right-of-use assets, net	442,440	274,562
Goodwill	2,536,909	785,305
Intangible assets, net	1,501,250	119,882
Other assets, net	30,483	21,110
Total assets	$9,379,506	$4,173,671
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,123,804	$600,357
Accrued liabilities	628,924	385,536
Current portion of operating lease liabilities	94,316	61,625
Current maturities of long-term debt	14,134	27,335
Total current liabilities	1,861,178	1,074,853
Noncurrent portion of operating lease liabilities	356,549	219,239
Long-term debt, net of current maturities, debt discount, and debt issuance costs	1,658,109	1,596,905
Deferred income taxes	390,577	49,495
Other long-term liabilities	129,148	80,396
Total liabilities	4,395,561	3,020,888
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 206,858 and 116,829 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2,069	1,168
Additional paid-in capital	4,246,922	589,241
Retained earnings	734,954	562,374
Total stockholders' equity	4,983,945	1,152,783
Total liabilities and stockholders' equity	$9,379,506	$4,173,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended March 31,
	2021	2020
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net income	$172,580	$8,767
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	134,331	29,400
Deferred income taxes	(8,857)	875
Stock-based compensation expense	10,402	3,254
Other non-cash adjustments	2,874	5,900
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(384,123)	(61,998)
Inventories	(340,940)	(78,591)
Other current assets	(27,664)	(5,000)
Other assets and liabilities	1,999	26,286
Accounts payable	241,621	108,295
Accrued liabilities	(2,731)	(87,842)
Net cash used in operating activities	(200,508)	(50,654)
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,263)	(28,498)
Proceeds from sale of property, plant and equipment	3,194	538
Cash acquired in BMC Merger	167,490	—
Cash used for acquisitions	—	(15,893)
Net cash provided by (used in) investing activities	131,421	(43,853)
Cash flows from financing activities:
Borrowings under revolving credit facility	410,000	681,000
Repayments under revolving credit facility	(260,000)	(398,000)
Proceeds from long-term debt and other loans	—	550,000
Repayments of long-term debt and other loans	(468,671)	(554,263)
Payments of debt extinguishment costs	(2,475)	(22,686)
Payments of loan costs	(4,272)	(8,332)
Exercise of stock options	235	398
Repurchase of common stock	(10,418)	(3,834)
Net cash (used in) provided by financing activities	(335,601)	244,283
Net change in cash and cash equivalents	(404,688)	149,776
Cash and cash equivalents at beginning of period	423,806	14,096
Cash and cash equivalents at end of period	$19,118	$163,872

Supplemental disclosures of cash flow information:
Cash paid for interest	$21,922	$21,651
Cash paid for income taxes	21,701	150
Supplemental disclosures of non-cash activities:
Non-cash consideration for the BMC Merger	$3,658,362	$—
Accrued purchases of property, plant and equipment	6,734	5,238
Acquisition of assets under operating lease obligations	13,707	9,437
Acquisition of assets under finance lease obligations	1,644	2,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953
Vesting of restricted stock units	579	6	(6)	—	—
Stock-based compensation expense	—	—	3,254	—	3,254
Exercise of stock options	82	—	398	—	398
Shares withheld for restricted stock units vested	(168)	(2)	(3,832)	—	(3,834)
Net income	—	—	—	8,767	8,767
Balance at March 31, 2020	116,545	$1,165	$574,769	$257,604	$833,538

Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	648	6	(6)	—	—
Stock-based compensation expense	—	—	10,402	—	10,402
Exercise of stock options	27	1	234	—	235
Shares withheld for restricted stock units vested	(232)	(2)	(10,415)	—	(10,417)
Net income	—	—	—	172,580	172,580
Balance at March 31, 2021	206,858	$2,069	$4,246,922	$734,954	$4,983,945

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

The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2020 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2020 included in our most recent Form 10-K. Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

Segments

We offer an integrated solution to our customers by providing manufacturing, supply, and installation of a full range of structural and related building products directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across our approximately 550 locations operating in 40 states across the United States. Following the merger with BMC Stock Holdings, Inc. on January 1, 2021, which is discussed in Note 2 to these condensed consolidated financial statements, the Company reorganized the structure of its internal organization.

Given the span and depth of our geographical reach, our locations are organized into three geographical divisions (East, Central, and West), which are also our operating segments.  Our operating divisions are organized on a geographical basis to facilitate a disaggregated management of the Company and to respond to the local needs of the customers in the markets we serve. All of our segments have similar customers, products and services, and distribution methods.

Due to these similarities, along with the similar economic profitability achieved across all our operating segments, we aggregate our three operating segments into one reportable segment. Centralized financial and operational oversight, including resource allocation and assessment of performance on an income (loss) from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

The accounting policies of our operating segments are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K. Since the Company operates in one reportable segment, the primary measures reviewed by the CODM, including revenue, gross profit and income before income taxes, are shown in these condensed consolidated financial statements.

Business Combinations

When they meet the requirements under ASC 805, Business Combinations, merger and acquisition transactions are accounted for using the acquisition method, and accordingly the results of operations of the acquiree are included in the Company’s consolidated financial statements from the acquisition date. The consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with any excess recorded as goodwill. Transaction-related costs are expensed in the period the costs are incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill.

Comprehensive Income

Comprehensive income is equal to the net income for all periods presented.

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

2. Business Combination

On January 1, 2021, we completed our previously announced all stock merger transaction with BMC Stock Holdings, Inc., a Delaware corporation (“BMC”), pursuant to the Agreement and Plan of Merger, dated as of August 26, 2020 (as amended, restated, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and among Builders FirstSource, Inc., Boston Merger Sub I Inc., a Delaware corporation and direct wholly owned subsidiary of Builders FirstSource, Inc. (“Merger Sub”) and BMC. On the terms and subject to the conditions set forth in the Merger Agreement, on January 1, 2021, Merger Sub merged with and into BMC, with BMC continuing as the surviving corporation and a wholly owned subsidiary of Builders FirstSource, Inc. (the “BMC Merger”).  The BMC Merger expands the Company’s geographic reach and value-added offerings.

The BMC Merger was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. Net sales and income before income taxes attributable to BMC were $1.4 billion and $42.8 million, respectively, for the three months ended March 31, 2021. Income before income taxes attributable to BMC reflects an increase in depreciation and amortization expense related to the recording of these assets at fair value as of the acquisition date and is also impacted by changes in the business post-acquisition. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess recorded as goodwill. We incurred transaction-related costs of $17.6 million related to the BMC Merger during the three months ended March 31, 2021 which are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

The consideration transferred was determined as the sum of the following: (A) the price per share of the Company’s common stock (“BFS common stock”) of $40.81 (based on the closing price per share of BFS common stock on December 31, 2020), multiplied by each of: (1) the approximately 88.7 million shares of BFS common stock issued to BMC stockholders in the BMC Merger (based on the number of shares of BMC common stock outstanding on December 31, 2020, multiplied by the exchange ratio as set forth in the Merger Agreement); and (2) the approximately 0.9 million shares of BFS common stock issued to holders of outstanding BMC restricted stock awards in connection with the BMC Merger (based on the number of BMC restricted stock awards outstanding as of December 31, 2020 (with performance-based awards vesting at target level of performance), multiplied by the exchange ratio as set forth in the Merger Agreement); plus (B) the fair value attributable to fully vested, outstanding options for BMC common stock held by current BMC employees that were assumed by the Company at the effective time and became options to purchase BFS common stock, with the number of shares and exercise price adjusted by the exchange ratio.

The calculation of consideration transferred is as follows:

(In thousands, except ratios and per share amounts)	Amount
Number of BMC common shares outstanding	67,568
Exchange ratio for common shares outstanding per Merger Agreement	1.3125
Shares of BFS common stock issued for BMC outstanding common stock	88,683
Number of BMC stock awards that vested as a result of the BMC Merger	688
Exchange ratio for stock awards expected to vest per Merger Agreement	1.3125
Shares of BFS common stock issued for BMC vested equity awards	903
Price per share of BFS common stock	$40.81
Fair value of BFS common stock issued for BMC outstanding common stock and vested equity awards	$3,655,988
Fair value of modified BMC fully vested, unexercised options	2,374
Total consideration transferred	$3,658,362

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for BMC (in thousands):

(In thousands)	Amount
Cash and cash equivalents	$167,490
Accounts receivable	469,204
Other receivables	36,704
Inventories	460,146
Other current assets	32,891
Property, plant and equipment	555,170
Operating lease right-of-use assets	179,133
Goodwill	1,751,604
Intangible assets	1,470,000
Other assets	6,244
Total assets	$5,128,586
Accounts payable	$279,980
Accrued liabilities	246,119
Operating lease liabilities	180,650
Long-term debt	366,797
Deferred income taxes	349,971
Other long-term liabilities	46,707
Total liabilities	$1,470,224
Total consideration transferred	$3,658,362

The allocation of the consideration transferred for the BMC Merger is preliminary and based upon all information available to the Company at the time of filing, and is subject to change. The Company is in the process of finalizing its valuation of the identified acquired intangible assets, and therefore, the allocation of the consideration transferred for the BMC Merger is not complete. The fair value assigned above may be adjusted during the measurement period.

The preliminary fair value of acquired intangible assets of $1.5 billion, primarily related to customer relationships, was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

Immediately following the BMC Merger, the Company settled certain assumed long-term debt of $359.8 million using cash on hand.

The following table reflects the pro forma operating results for the Company which gives effect to the BMC Merger as if it had occurred on January 1, 2020. The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and BMC adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the BMC Merger.

	Three Months Ended March 31,
(In thousands)	2021	2020
Net sales	$4,173,775	$2,707,900
Net income (loss)	231,991	(86,675)

Pro forma net income (loss) reflects the following adjustments:

•

Property, plant and equipment and intangible assets are assumed to be recorded at their estimated fair values as of January 1, 2020, and are depreciated or amortized over their estimated useful lives from that date.

•	Transaction-related expenses of $57.7 million are assumed to have occurred on January 1, 2020, and are presented as an expense during the three months ended March 31, 2020.
•	Interest expense related to certain assumed long-term debt settled in connection with the BMC Merger has been adjusted.
•

Expense incurred during the three months ended March 31, 2021 in relation to the sell-through of inventory which was stepped up in value in connection with the BMC Merger has been adjusted and is presented as an expense during the three months ended March 31, 2020.

3. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended March 31,
	2021	2020
Lumber & lumber sheet goods	$1,728,495	$552,481
Manufactured products	816,133	354,457
Windows, doors & millwork	718,557	391,317
Gypsum, roofing & insulation	146,440	110,852
Siding, metal & concrete products	301,910	168,885
Other building products & services	462,240	209,029
Net sales	$4,173,775	$1,787,021

Net sales from installation and construction services was less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances are included in accounts receivable on our consolidated balance sheet and were $179.6 million and $57.3 million as of March 31, 2021 and December 31, 2020, respectively. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our consolidated balance sheet and were $121.2 million and $58.5 million as of March 31, 2021 and December 31, 2020, respectively. The increase in contract assets and liabilities during the three months ended March 31, 2021 was primarily related to contract assets and liabilities acquired in the BMC Merger.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$172,580	$8,767

Denominator:
Weighted average shares outstanding, basic	206,571	116,258
Dilutive effect of options and RSUs	2,053	1,236
Weighted average shares outstanding, diluted	208,624	117,494

Net income per share:
Basic	$0.84	$0.08
Diluted	$0.83	$0.07

Antidilutive and contingent options and RSUs excluded from diluted EPS	78	217

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Land	$330,701	$206,321
Buildings and improvements	543,756	386,922
Machinery and equipment	812,919	517,543
Furniture, fixtures and computer equipment	124,427	102,309
Construction in progress	34,745	16,568
Finance lease right-of-use assets	7,934	43,256
Property, plant and equipment	1,854,482	1,272,919
Less: accumulated depreciation	556,726	523,789
Property, plant and equipment, net	$1,297,756	$749,130

Depreciation expense was $45.7 million and $23.7 million, of which $10.3 million and $5.0 million was included in cost of sales, for the three months ended March 31, 2021 and 2020, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included on the accompanying consolidated balance sheets:

	March 31, 2021	December 31, 2020
	(In thousands)
Land	$114,938	$116,638
Buildings and improvements	126,110	131,390
Assets held under other finance obligations	241,048	248,028
Less: accumulated amortization	23,597	25,015
Assets held under other finance obligations, net	$217,451	$223,013

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020 (1)	$785,305
BMC Merger	1,751,604
Balance as of March 31, 2021 (1)	$2,536,909

(1)	Goodwill is presented net of accumulated impairment losses of $44.6 million.

In 2021, the change in the carrying amount of goodwill is attributable to the BMC Merger. As a result of the change in segments discussed in Note 1 to these condensed consolidated financial statements, the Company has determined that the reporting units used in the analysis of goodwill impairment should align with its three operating segments. As of March 31, 2021, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce of BMC as well as expected growth from the expanded product and service offerings. The goodwill recognized from the BMC Merger will not be deductible for tax purposes.

7. Intangible Assets

The following table presents intangible assets as of:

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Customer relationships	$1,532,135	$(155,107)	$195,435	$(94,690)
Trade names	185,361	(65,766)	52,061	(38,138)
Subcontractor relationships	5,440	(2,397)	5,440	(1,944)
Non-compete agreements	3,719	(2,135)	3,719	(2,001)
Total intangible assets	$1,726,655	$(225,405)	$256,655	$(136,773)

In connection with the BMC Merger, we recorded intangible assets of $1,470.0 million, which includes $1,336.7 million of customer relationships and $133.3 million of trade names. The weighted average useful lives of the acquired intangible assets are 11.3 years in total, 11.4 years for customer relationships and 5.5 years for trade names, respectively.

During the three months ended March 31, 2021 and 2020, we recorded amortization expense in relation to the above-listed intangible assets of $88.6 million and $5.7 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31 (in thousands):

2021 (from April 1, 2021)	$257,017
2022	207,258
2023	180,421
2024	159,158
2025	140,181
Thereafter	557,215
Total future net intangible amortization expense	$1,501,250

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands) as of:

	March 31, 2021	December 31, 2020
Accrued payroll and other employee related expenses	$204,374	$176,379
Contract liabilities	121,193	58,455
Accrued business taxes	91,982	46,717
Self-insurance reserves	73,814	38,642
Income taxes payable	70,216	12,236
Accrued interest	18,000	13,567
Accrued rebates payable	17,041	18,592
Other	32,304	20,948
Total accrued liabilities	$628,924	$385,536

9. Long-Term Debt

Long-term debt consisted of the following (in thousands) as of:

	March 31, 2021	December 31, 2020
2026 revolving credit facility (1)	$225,000	$75,000
2027 notes	695,000	777,500
2030 notes	550,000	550,000
Other finance obligations	211,167	216,072
Finance lease obligations	7,714	23,873
	1,688,881	1,642,445
Unamortized debt discount/premium and debt issuance costs	(16,638)	(18,205)
	1,672,243	1,624,240
Less: current maturities of long-term debt and lease obligations	14,134	27,335
Long-term debt, net of current maturities	$1,658,109	$1,596,905

(1)	The weighted average interest rate was 2.7% and 3.8% as of March 31, 2021 and December 31, 2020, respectively.

2021 Debt Transactions

On January 29, 2021, the Company amended its revolving credit facility to increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility (the “2026 revolving credit facility”), and to extend the maturity date from November 2023 to January 2026. In connection with this amendment, we expensed approximately $1.0 million of unamortized debt issuance costs related to exiting lenders to interest expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2021. Approximately $4.3 million of new debt issuance costs related to the amendment will be deferred through January 2026. The 2026 revolving credit facility is discussed in more detail below.

On March 3, 2021, pursuant to the optional call feature in the indenture governing our 6.75% senior secured notes due 2027 (the “2027 notes”), $82.5 million of 2027 notes were redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest. In connection with this redemption, we recognized a loss on extinguishment of $3.6 million, which was recorded to interest expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2021. Of this loss, approximately $2.5 million was attributable to the payment of redemption premiums on the extinguished notes and $1.1 million was attributable to the write-off of unamortized net debt discount and debt issuance costs.

2026 Revolving Credit Facility

The 2026 revolving credit facility provides for a $1.4 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 revolving credit facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of March 31, 2021, we had $225.0 million in outstanding borrowings under our 2026 revolving credit facility and our net excess borrowing availability was $1.0 billion after being reduced by outstanding letters of credit of approximately $136.7 million.

Borrowings under the 2026 revolving credit facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.50% to 2.00% per annum in the case of eurodollar rate loans and 0.50% to 1.00% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2026 revolving credit facility. A variable commitment fee, currently 0.375% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2026 revolving credit facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.50%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2026 revolving credit facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2027 notes and our 5.00% unsecured senior notes due 2030 (the “2030 notes”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens, including with respect to the 2026 revolving credit facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

“ABL Collateral” includes substantially all presently owned and after-acquired accounts receivable, inventory, rights of unpaid vendors with respect to inventory, deposit accounts, commodity accounts, securities accounts and lock boxes, investment property, cash and cash equivalents, and general intangibles, books and records, supporting obligations and documents and related letters of credit, commercial tort claims or other claims related to and proceeds of each of the foregoing. “Notes Collateral” includes all collateral that is not ABL Collateral.

The 2026 revolving credit facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2026 revolving credit facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $140.0 million as of March 31, 2021.

Fair Value

As of March 31, 2021 and December 31, 2020, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes and 2026 revolving credit facility at amortized cost. The fair values of the 2027 notes and 2030 notes at March 31, 2021 were approximately $749.9 million and $576.3 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2026 revolving credit facility at March 31, 2021 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2026 revolving credit facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2021.

10. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following (in thousands) as of:

	March 31, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, net	$442,440	$274,562
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	7,073	34,905
Total right-of-use assets	$449,513	$309,467
Liabilities
Current
Current portion of operating lease liabilities	$94,316	$61,625
Current portion of finance lease liabilities (included in current maturities of long-term debt)	2,592	12,178
Noncurrent
Noncurrent portion of operating lease liabilities	$356,549	$219,239
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	5,122	11,695
Total lease liabilities	$458,579	$304,737

Total lease costs consisted of the following for the three months ended March 31 (in thousands):

	2021	2020
Operating lease costs (1)	$32,289	$21,672
Finance lease costs:
Amortization of finance lease right-of-use assets	959	1,613
Interest on finance lease liabilities	194	314
Variable lease costs	6,772	4,249
Total lease costs	$40,214	$27,848

(1)	Includes short-term lease costs and sublease income which were not material for the three months ended March 31, 2021 and 2020.

Future maturities of lease liabilities as of March 31, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases
2021 (from April 1, 2021)	$2,386	$87,378
2022	1,794	104,414
2023	1,569	86,915
2024	720	69,772
2025	510	48,139
Thereafter	1,572	140,525
Total lease payments	8,551	537,143
Less: amount representing interest	(837)	(86,278)
Present value of lease liabilities	7,714	450,865
Less: current portion	(2,592)	(94,316)
Long-term lease liabilities, net of current portion	$5,122	$356,549

Weighted average lease terms and discount rates as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.3	6.3
Finance leases	5.3	2.1
Weighted average discount rate
Operating leases	5.5%	6.3%
Finance leases	4.4%	5.9%

The following table presents cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31 (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$30,512	$20,846
Operating cash flows from finance leases	194	314
Financing cash flows from finance leases	25,801	3,522

Residual value guarantees in our lease agreements are not material. Our lease agreements do not impose any significant restrictions or covenants on us. As of March 31, 2021, we do not have any material leases that have been signed, but have not yet commenced. Leases with related parties are not significant as of March 31, 2021 nor for the three months ended March 31, 2021 and 2020.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 126 individual property lease agreements with a single lessor as of March 31, 2021. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of March 31, 2021, other finance obligations consist of $211.2 million, with cash payments of $5.1 million for the three months ended March 31, 2021. These other finance obligations are included on the consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future minimum commitments for other finance obligations as of March 31, 2021 were as follows (in thousands):

2021 (from April 1, 2021)	$12,867
2022	16,818
2023	16,818
2024	16,835
2025	16,836
Thereafter	174,300
Total	$254,474

11. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first quarter of 2021, our board of directors granted 266,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 229,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years and 37,000 of the RSUs vest at 50% per year at each anniversary of the grant date over the next two years. The weighted average grant date fair value for these RSUs was $46.17 per unit, which was based on the closing stock price on the respective grant dates.

Performance and Service Condition Based Restrictive Stock Unit Grants

In the first quarter of 2021, our board of directors granted 37,000 RSUs to employees under our 2014 Incentive Plan for which vesting is based on the Company’s achievement of certain performance targets over a two-year period (“performance condition”) as well as continued employment during the performance period. Assuming continued employment and if the performance vesting condition is achieved, the awards will vest on the second anniversary of the grant date. The actual number of shares of common stock that may be earned ranges from zero to 120% of the RSUs granted. The weighted average grant date fair value for these RSUs was $40.81 per unit, which was based on the closing stock price on the grant date.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first quarter of 2021, our board of directors granted 186,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $47.85 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

Expected volatility (company)	51.3%
Expected volatility (peer group median)	42.9%
Correlation between the Company and peer group median	0.6
Expected dividend yield	0.0%
Risk-free rate	0.3%

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

12. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	1.7	2.2
Stock-based compensation windfall benefit	(1.9)	(16.0)
Permanent differences and other	(0.7)	(4.4)
	20.1%	2.8%

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

13. Commitments and Contingencies

As of March 31, 2021, we had outstanding letters of credit totaling $136.7 million under our 2026 revolving credit facility that principally support our self-insurance programs.

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

14. Related Party Transactions

Certain members of the Company’s board of directors also serve on the board of directors for one of our suppliers, PGT, Inc.  In addition, a member of the Company’s board of directors is an executive officer of one of our customers, Ashton Woods USA, L.L.C. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the three months ended March 31, 2021 or 2020.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three months ended March 31, 2021 or 2020.

15. Subsequent Events

On May 3, 2021, we acquired certain assets and the operations of John’s Lumber and Hardware Co. (“John’s Lumber”) for $24.9 million in cash, subject to certain adjustments. Located in the Detroit, Michigan metropolitan area, John’s Lumber is a supplier and installer of windows, doors, molding, trim, siding and decking. This acquisition was funded with a combination of cash on hand and borrowings under our 2026 revolving credit facility.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our most recent Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the novel coronavirus disease 2019 (“COVID-19”), the BMC Merger, the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.  Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 550 locations in 40 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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

We group our building products into six product categories:

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and oriented strand board (“OSB”) products used in on-site house framing.
•

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood that we design, cut and assemble for each home. Manufactured products also includes our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber and lumber sheet goods into customized framing packages, saving builders both time and money and improving job site safety.

•

Windows, Door & Millwork. Windows & doors are comprised of the manufacturing, assembly, and distribution of windows, and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.7 million and 1.2 million, respectively, as of March 31, 2021. Due to increased competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We believe there are several meaningful trends that indicate U.S. housing demand will continue to grow, including historically low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Building upon the current rate of market growth, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

•

Effect of COVID-19 Pandemic. In March of 2020, the U.S. economy began to see significant disruption, uncertainty and record high levels of unemployment as a result of the COVID-19 pandemic. While the COVID-19 pandemic has not had a materially adverse impact on our financial results to date, the extent and duration of any future impact resulting from the pandemic is not fully known, and we may experience a decline in housing starts, reduced sales demand, volatility in commodity prices, challenges in the supply chain, increased margin pressures and/or increased operating costs as a result.

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

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates and the health of the economy and home financing markets. We expect that our ability to remain competitive and grow in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies and other factors that affect the homebuilding industry such as demographic trends, interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. The disruptions and uncertainties as a result of the ensuing COVID-19 pandemic may have an adverse impact on our future operating results.

•

Housing Affordability. The affordability of housing can be a key driver in demand for our products. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices could result in changes to the affordability of homes. As a result, homebuyer demand may shift towards smaller, or larger, homes creating fluctuations in demand for our products.

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

•

Availability of Materials. At times since March of 2020, certain of our suppliers have either reduced or ceased production in some or all of their facilities in response to the COVID-19 pandemic. Although these actions did not have a material negative impact on our results of operations to date, these actions have limited the supply of certain materials and extended lead times, which, among other things, has caused, and could continue to cause, the cost of certain materials we purchase, including wood products, to rise, as well as limit our ability to procure the materials we need to fulfill customer demand.

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

•

Capital Structure: As a result of our historical growth through acquisitions, we had $1,688.9 million of indebtedness as of March 31, 2021. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile and market interest rates. As such, we may enter into various debt or equity transactions in order to appropriately manage and optimize our capital structure and liquidity needs.

RECENT DEVELOPMENTS

BMC Merger

On January 1, 2021, we completed our previously announced all stock merger transaction with BMC. The BMC Merger was accounted for using the acquisition method of accounting, with Builders FirstSource, Inc. as the accounting acquirer. The operating results of BMC are included as part of the Company beginning on January 1, 2021 and as such, the historical financial condition, results of operations and cash flows of the Company presented in this quarterly report on Form 10-Q for periods prior to that date do not include BMC.

Debt Transactions

On January 29, 2021, the Company amended its revolving credit facility to, among other things, increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and to extend the maturity date from November 2023 to January 2026.

On March 3, 2021, pursuant to the optional call feature in the indenture governing the 2027 notes, $82.5 million of 2027 notes were redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest.

These transactions are described in Note 9 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Retirement and replacement of Chief Executive Officer

Effective April 1, 2021, Mr. Chad Crow retired as Chief Executive Officer of the Company and Mr. Dave Flitman, BMC’s former Chief Executive Officer and President of the Company, succeeded Mr. Crow as President and Chief Executive Officer of the Company.

Composition of the Board of Directors of the Company

As a result of the BMC Merger, effective January 1, 2021, the size of the board of directors was increased to twelve directors, with seven directors designated by the Company and five directors designated by BMC.

COVID-19 Pandemic

The COVID-19 pandemic resulted in significant disruption to the U.S. economy in 2020 and impacted our operations and those of our customers. Despite experiencing disruptions to our operations and implementing a number of health and safety precautions as a result of the pandemic, our financial results and financial condition have not been materially adversely affected by the pandemic. In most of the states in which we operate, construction was deemed an essential activity and, as a result, our operations faced limited temporary closures early on in the pandemic. Housing starts and repair and remodeling activity generally continued to increase throughout our markets in the first quarter of 2021 despite the pandemic.

Despite the limited impact of the COVID-19 pandemic on our financial results since its outset, the extent to which the pandemic may impact our results in future periods is uncertain and will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses, such as required physical distancing or restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, the effectiveness of available vaccines, and any potential supply disruptions, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Refer to Part I, Item 1A. Risk Factors of our most recent Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the first quarter of 2021, an increase of 10.2% compared to the first quarter of 2020. Actual U.S. single-family starts for the first quarter of 2021 were 0.3 million, an increase of 19.6% compared to the first quarter of 2020. A composite of third party sources, including the NAHB, are forecasting 1.5 million U.S. total housing starts and 1.1 million U.S single family housing starts for 2021, which are increases of 10.0% and 16.1%, respectively from 2020. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 15.5% in 2021 compared to 2020.

Our net sales for the first quarter of 2021 increased 133.6% from the same period last year. The significant increase was primarily driven by acquisitions with our BMC Merger accounting for 79.5% of our sales growth in the first quarter of 2021, while commodity price inflation accounted for another 31.3%. The remainder of the increase was a result of core organic sales growth in the single-family and repair and remodel/other end markets, partially offset by the impact of one less selling day during the quarter. Our gross profit percentage in the first quarter of 2021 decreased by 0.4% compared to the first quarter of 2020 primarily due to expense recognized during the three months ended March 31, 2021 in relation to the sell-through of inventory which was stepped up in value in connection with the BMC Merger. In addition, sales growth contributed to increased gross margin dollars compared to the first quarter of 2020. Our selling, general and administrative expenses, as a percentage of net sales, were 19.7% in the first quarter of 2021, a 2.9% decrease from 22.6% in the first quarter of 2020, driven primarily by cost leverage on increased net sales.

We believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics compared to historical new construction levels, despite the uncertainty in the industry at the outset of the COVID-19 pandemic. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the first and second quarters of the year due to higher sales during the peak residential construction season. These increases may result in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Generally, collection of receivables and reduction in inventory levels following the peak building and construction season positively impact cash flow. However, the effects of the COVID-19 pandemic and the significant commodity price inflation that began during the third quarter of 2020 have led to increased working capital levels.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 2021 and 2020, the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	74.4%	74.0%
Gross margin	25.6%	26.0%
Selling, general and administrative expenses	19.7%	22.6%
Income from operations	5.9%	3.4%
Interest expense, net	0.8%	2.9%
Income tax expense	1.0%	0.1%
Net income	4.1%	0.4%

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Net Sales. Net sales for the three months ended March 31, 2021 were $4,173.8 million, a 133.6% increase over net sales of $1,787.0 million for the three months ended March 31, 2020. The BMC Merger and commodity price inflation increased net sales by 79.5% and 31.3%, respectively. The remaining increase in sales is primarily attributable to core organic growth from sales volume increases in single-family and repair and remodel/other end markets, partially offset by one less selling day during the quarter.

The following table shows net sales classified by product category (dollars in millions):

	Three Months Ended March 31,
	2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,728.5	41.4%	$552.5	30.9%	212.9%
Manufactured products	816.1	19.6%	354.5	19.8%	130.2%
Windows, doors & millwork	718.6	17.2%	391.3	21.9%	83.6%
Gypsum, roofing & insulation	146.4	3.5%	110.8	6.2%	32.1%
Siding, metal & concrete products	301.9	7.2%	168.9	9.5%	78.7%
Other building products & services	462.3	11.1%	209.0	11.7%	121.2%
Net sales	$4,173.8	100.0%	$1,787.0	100.0%	133.6%

We achieved increased sales in all of our product categories, primarily due to the BMC Merger, commodity inflation and higher sales volumes.

Gross Margin. Gross margin increased $604.1 million to $1,069.6 million, driven primarily by the BMC Merger and sales growth. Our gross margin percentage decreased to 25.6% in the first quarter of 2021 from 26.0% in the first quarter of 2020, a 0.4% decrease. This decrease was primarily due to expense recognized during the three months ended March 31, 2021 in relation to the sell-through of inventory which was stepped up in value in connection with the BMC Merger.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $417.1 million, or 103.1%. This increase was primarily due to the BMC Merger, including $102.7 million in depreciation and amortization expense from assets acquired in the BMC Merger, and higher variable compensation costs as a result of higher sales and profitability.

As a percentage of net sales, selling, general and administrative expenses decreased to 19.7% in the first quarter of 2021 from 22.6% in the first quarter of 2020, largely driven by cost leverage on increased net sales.

Interest Expense, Net. Interest expense was $31.8 million in the first quarter of 2021, a decrease of $20.1 million from the first quarter of 2020. Interest expense decreased primarily due to a loss on extinguishment of $28.0 million recognized during the first quarter of 2020, partially offset by higher debt balances in the first quarter of 2021.

Income Tax Expense. We recorded income tax expense of $43.5 million and $0.2 million in the first quarters of 2021 and 2020, respectively. Our effective tax rate was 20.1% in the first quarter of 2021 compared to 2.8% in the first quarter of 2020. The increase in the tax expense was primarily driven by an increase in earnings before tax in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at March 31, 2021 consist of cash on hand and borrowing availability under our 2026 revolving credit facility.

Our 2026 revolving credit facility will be primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 revolving credit facility to facilitate debt repayment and consolidation. Availability under the 2026 revolving credit facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability (in millions) as of:

	March 31, 2021	December 31, 2020
Accounts Receivable Availability	$935.1	$608.8
Inventory Availability	835.1	514.7
Other Receivables Availability	66.2	50.9
Gross Availability	1,836.4	1,174.4
Less:
Agent Reserves	(82.6)	(40.6)
Plus:
Cash in Qualified Accounts	11.5	413.9
Borrowing Base	1,765.3	1,547.7
Aggregate Revolving Commitments	1,400.0	900.0
Maximum Borrowing Amount (lesser of Borrowing Base and Aggregate Revolving Commitments)	1,400.0	900.0
Less:
Outstanding Borrowings	(225.0)	(75.0)
Letters of Credit	(136.7)	(78.0)
Net Excess Borrowing Availability on Revolving Facility	$1,038.3	$747.0

As of March 31, 2021, we had $225.0 million in outstanding borrowings under our 2026 revolving credit facility and our net excess borrowing availability was $1.0 billion after being reduced by outstanding letters of credit of approximately $136.7 million. Excess availability must equal or exceed a minimum specified amount, currently $140.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2021.

Liquidity

Our liquidity at March 31, 2021 was $1.1 billion, which consists of net borrowing availability under the 2026 revolving credit facility and cash on hand.

Our level of indebtedness results in significant interest expense and could have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, we may repurchase or call our notes, repay, refinance or modify our debt or otherwise enter into transactions regarding our capital structure.

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

Consolidated Cash Flows

Cash used in operating activities was $200.5 million for the three months ended March 31, 2021 compared to $50.7 million for the three months ended March 31, 2020. The increase in cash used in operating activities was largely the result of a working capital increase, excluding the impact of the BMC Merger, in the first three months of 2021, exceeding the working capital increase for the first three months of 2020. This change in working capital was primarily due to the timing and impact of changes in commodity prices on the value of cash received from customers, inventory purchases and cash paid to vendors in the first quarter of 2021 compared to the first quarter of 2020.

Cash provided by investing activities was $131.4 million for the three months ended March 31, 2021, which consisted primarily of cash acquired in the BMC Merger, partially offset by the Company’s net investment in property, plant and equipment. Cash used in investing activities was $43.9 million for the three months ended March 31, 2020, which consisted primarily of the cash used for the acquisition of Bianchi & Company, Inc. and the Company’s net investment in property, plant and equipment.

Cash used in financing activities was $335.6 million for the three months ended March 31, 2021, which consisted primarily of cash used to extinguish debt acquired in the BMC Merger and to redeem a portion of the Company’s 2027 notes, partially offset by net borrowings under the Company’s 2026 revolving credit facility to fund working capital. Cash provided by financing activities was $244.3 million for the three months ended March 31, 2020, which was primarily related to net borrowings on our 2026 revolving credit facility due to the desire to hold cash on our balance sheet during the disruption and uncertainty caused by the COVID-19 pandemic.

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

As a result of the BMC Merger, our critical accounting estimate related to business combinations is described below. In addition, refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q for a discussion of the impact of a change in the Company’s reporting units, to align with its operating segments, on the Company’s goodwill impairment analysis. Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020 for a discussion of our other critical accounting estimates and assumptions.

Business Combinations. We allocate the purchase price of acquired companies to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the identifiable net assets acquired recorded as goodwill. The allocation of the purchase price requires us to make significant estimates and assumptions to determine the fair value of assets acquired and liabilities assumed and the related useful lives of the acquired assets, when applicable, as of the acquisition date.

Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to, future expected cash flows, trade names and customer relationships, the period of time the acquired trade names and customer relationships will continue to be used and discount rates used to determine the present value of estimated future cash flows. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made.

Future changes in the judgments, assumptions and estimates that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes and our 2030 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2026 revolving credit facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2026 revolving credit facility would result in approximately $2.3 million in additional interest expense annually based on our $225.0 million in outstanding borrowings as of March 31, 2021. The 2026 revolving credit facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2021, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the period covered by this report, other than described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2021, the Company completed the BMC Merger. The Company is currently in the process of integrating BMC pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. Because of the size, complexity and timing of the BMC Merger, the internal controls over financial reporting of BMC could be excluded from management’s assessment of the Company’s internal control over financial reporting for the year ended December 31, 2021, as applicable and as permitted under SEC regulations.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2021 — January 31, 2021	1,269	$40.40	—	—
February 1, 2021 — February 28, 2021	5,776	42.77	—	—
March 1, 2021 — March 31, 2021	225,486	44.88	—	—
Total	232,531	$44.80	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 6.  Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated August 26, 2020, by and among Builders FirstSource, Inc., BMC Stock Holdings, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2020, File Number 0-51357)

10.1

Amendment No. 3 to Credit Agreement, dated as of January 29, 2021, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3, 2021, File Number 0-51357)

10.2+

Builders FirstSource, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51357)

10.3+

Second Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51357)

10.4*+	Consulting Agreement, dated March 5, 2021, between Builders FirstSource, Inc. and M. Chad Crow

10.5+

Amended and Restated Employment Agreement, dated January 1, 2021, between Builders FirstSource, Inc. and David E. Rush (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51357)

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David E. Flitman as Chief Executive Officer

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David E. Flitman as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 6, 2021 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.

*	Filed herewith.
**

Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of David E. Flitman our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

+	Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ DAVID E. FLITMAN
David E. Flitman
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 6, 2021

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 6, 2021