Form 10-K/A
period 2020-12-31
Builders FirstSource, Inc.
filed 2021-07-21
CIK 1316835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form
10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
Number: 001-40620

BUILDERS FIRSTSOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Bryan Street, Suite 1600 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(214) 880-3500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	BLDR	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates
of the registrant as of June 30, 2021 was approximately $8,839.0 million based on the closing price per share on that date of $42.66 as reported on the NASDAQ Stock Market LLC.
The number of shares of the registrant’s common stock, par value $0.01, outstanding as of July 16, 2021 was 207,199,844.
DOCUMENTS INCORPORATED BY REFERENCE

EXPANATORY NOTE
Builders FirstSource, Inc. (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
to its Annual Report on
Form 10-K
for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 26, 2021 (the “Form
10-K”)
solely to amend Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP (“Exhibit 23.1”). The Company is amending the Form
10-K
due to a typographical error in Exhibit 23.1 included in the Form
10-K,
which resulted in Exhibit 23.1 not conforming to the consent provided by the auditors. In connection with the filing of this Form
10-K/A
and pursuant to the rules of the SEC, we are including with this Form
10-K/A
certain new certifications by our principal executive officer and principal financial officer. Accordingly, Part IV, Item 15 of the
Form 10-K
is being amended to reflect the filing of a new Exhibit 23.1 and the new certifications.
Other than with respect to the foregoing, this Form
10-K/A
does not modify or update in any way the disclosures made in the Form
10-K,
including the disclosures contained in Part I, Part II and Part III of the Form
10-K.
This Form
10-K/A
speaks as of the original filing date of the
Form 10-K
and does not reflect events that may have occurred subsequent to such original filing date.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(3)    Exhibits.

Exhibit Number	Description

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David E. Flitman as President and Chief Executive Officer

31.2	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

Dated: July 21, 2021	/s/ DAVID E. FLITMAN
David E. Flitman President and Chief Executive Officer