Form 10-Q
period 2021-06-30
Builders FirstSource, Inc.
filed 2021-08-05
CIK 1316835

liI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-40620

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 3, 2021 was 207,208,436.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$5,576,682	$1,945,643	$9,750,457	$3,732,664
Cost of sales	3,993,531	1,428,311	7,097,752	2,749,919
Gross margin	1,583,151	517,332	2,652,705	982,745
Selling, general and administrative expenses	902,913	388,077	1,724,511	792,543
Income from operations	680,238	129,255	928,194	190,202
Interest expense, net	27,795	26,812	59,639	78,743
Income before income taxes	652,443	102,443	868,555	111,459
Income tax expense	155,208	23,519	198,740	23,768
Net income	$497,235	$78,924	$669,815	$87,691

Net income per share:
Basic	$2.40	$0.68	$3.24	$0.75
Diluted	$2.39	$0.67	$3.21	$0.75
Weighted average common shares:
Basic	207,114	116,634	206,844	116,446
Diluted	208,318	117,547	208,470	117,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$90,266	$423,806
Accounts receivable, less allowances of $33,494 and $17,637 at June 30, 2021 and December 31, 2020, respectively	2,174,674	880,018
Other receivables	137,304	76,436
Inventories, net	2,074,448	784,527
Other current assets	438,383	58,895
Total current assets	4,915,075	2,223,682
Property, plant and equipment, net	1,300,680	749,130
Operating lease right-of-use assets, net	429,940	274,562
Goodwill	2,535,360	785,305
Intangible assets, net	1,422,649	119,882
Other assets, net	22,390	21,110
Total assets	$10,626,094	$4,173,671
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,318,446	$600,357
Accrued liabilities	831,852	385,536
Current portion of operating lease liabilities	91,134	61,625
Current maturities of long-term debt	11,316	27,335
Total current liabilities	2,252,748	1,074,853
Noncurrent portion of operating lease liabilities	347,823	219,239
Long-term debt, net of current maturities, discounts and issuance costs	2,043,817	1,596,905
Deferred income taxes	362,061	49,495
Other long-term liabilities	137,190	80,396
Total liabilities	5,143,639	3,020,888
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 207,196 and 116,829 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,072	1,168
Additional paid-in capital	4,248,194	589,241
Retained earnings	1,232,189	562,374
Total stockholders' equity	5,482,455	1,152,783
Total liabilities and stockholders' equity	$10,626,094	$4,173,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income	$669,815	$87,691
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	261,553	57,875
Deferred income taxes	(32,753)	2,248
Stock-based compensation expense	18,867	6,720
Other non-cash adjustments	3,534	6,748
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(867,143)	(69,991)
Inventories	(840,283)	(53,685)
Other current assets	(53,672)	2,987
Other assets and liabilities	10,201	39,452
Accounts payable	448,527	108,152
Accrued liabilities	177,578	(18,311)
Net cash (used in) provided by operating activities	(203,776)	169,886
Cash flows from investing activities:
Purchases of property, plant and equipment	(98,293)	(54,809)
Proceeds from sale of property, plant and equipment	9,321	1,451
Cash acquired in BMC Merger	167,490	—
Prepayments for acquisitions	(225,000)	—
Cash used for acquisitions	(24,833)	(15,893)
Net cash used in investing activities	(171,315)	(69,251)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,769,000	791,000
Repayments under revolving credit facility	(1,233,000)	(818,000)
Proceeds from long-term debt and other loans	—	895,625
Repayments of long-term debt and other loans	(470,330)	(557,964)
Payments of debt extinguishment costs	(2,475)	(22,686)
Payments of loan costs	(4,272)	(13,800)
Exercise of stock options	335	708
Repurchase of common stock	(17,707)	(4,153)
Net cash provided by financing activities	41,551	270,730
Net change in cash and cash equivalents	(333,540)	371,365
Cash and cash equivalents at beginning of period	423,806	14,096
Cash and cash equivalents at end of period	$90,266	$385,461

Supplemental disclosures of cash flow information:
Cash paid for interest	53,600	55,356
Cash paid for income taxes	191,070	335
Supplemental disclosures of non-cash activities:
Non-cash consideration for the BMC Merger	3,658,362	—
Accrued purchases of property, plant and equipment	9,616	1,900
Right-of-use assets obtained in exchange for operating lease obligations	29,146	25,960
Assets acquired under finance lease obligations	1,644	10,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
	(Unaudited)
	(In thousands)
Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953
Vesting of restricted stock units	579	6	(6)	—	—
Stock-based compensation expense	—	—	3,254	—	3,254
Exercise of stock options	82	—	398	—	398
Shares withheld for restricted stock units vested	(168)	(2)	(3,832)	—	(3,834)
Net income	—	—	—	8,767	8,767
Balance at March 31, 2020	116,545	1,165	574,769	257,604	833,538
Vesting of restricted stock units	130	2	(2)	—	—
Stock-based compensation expense	—	—	3,466	—	3,466
Exercise of stock options	48	—	325	—	325
Shares withheld for restricted stock units vested	(22)	—	(319)	—	(319)
Net income	—	—	—	78,924	78,924
Balance at June 30, 2020	116,701	$1,167	$578,239	$336,528	$915,934

Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	648	6	(6)	—	—
Stock-based compensation expense	—	—	10,402	—	10,402
Exercise of stock options	27	1	234	—	235
Shares withheld for restricted stock units vested	(232)	(2)	(10,415)	—	(10,417)
Net income	—	—	—	172,580	172,580
Balance at March 31, 2021	206,858	2,069	4,246,922	734,954	4,983,945
Vesting of restricted stock units	472	5	(5)	—	—
Stock-based compensation expense	—	—	8,465	—	8,465
Exercise of stock options	16	—	99	—	99
Shares withheld for restricted stock units vested	(150)	(2)	(7,287)	—	(7,289)
Net income	—	—	—	497,235	497,235
Balance at June 30, 2021	207,196	$2,072	$4,248,194	$1,232,189	$5,482,455

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 550 locations in 39 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

The condensed consolidated balance sheet as of December 31, 2020 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2020 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2020 included in our most recent annual report on Form 10-K, as amended (“Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

Segments

We offer an integrated solution to our customers by providing manufacturing, supply, and installation of a full range of structural and related building products directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. These product and service offerings are distributed across our approximately 550 locations operating in 39 states across the United States. Following the merger with BMC Stock Holdings, Inc. on January 1, 2021, which is discussed in Note 2 to these condensed consolidated financial statements, the Company reorganized the structure of its internal organization.

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

The accounting policies of our operating segments are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K. Since the Company operates in one reportable segment, the primary measures reviewed by the CODM, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements.

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

Other Current Assets

Other current assets consist primarily of our prepayment on acquisitions expected to be closed within one year, refer to Note 2 for more details, held-for-sale assets expected to be disposed within one year, and prepaid expenses.

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

2. Business Combinations and Dispositions

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

The BMC Merger was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. Net sales and income before income taxes attributable to BMC were $1.8 billion and $179.6 million, respectively, for the three months ended June 30, 2021. Net sales and income before income taxes attributable to BMC were $3.2 billion and $223.1 million, respectively, for the six months ended June 30, 2021. Income before income taxes attributable to BMC reflects an increase in depreciation and amortization expense related to the recording of these assets at fair value as of the acquisition date and is also impacted by changes in the business post-acquisition. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess recorded as goodwill. The fair value of acquired intangible assets of $1.5 billion was primarily related to customer relationships. Immediately following the BMC Merger, the Company settled certain assumed long-term debt of $359.8 million using cash on hand. We incurred transaction-related costs of $0 and $17.6 million related to the BMC Merger during the three and six months ended June 30, 2021, respectively, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

The calculation of consideration transferred is as follows (in thousands, except ratios and per share amounts):

Number of BMC common shares outstanding	67,568
Exchange ratio for common shares outstanding per Merger Agreement	1.3125
Shares of BFS common stock issued for BMC outstanding common stock	88,683
Number of BMC stock awards that vested as a result of the BMC Merger	688
Exchange ratio for stock awards expected to vest per Merger Agreement	1.3125
Shares of BFS common stock issued for BMC vested restricted stock awards	903
Price per share of BFS common stock	$40.81
Fair value of BFS common stock issued for BMC outstanding common stock and vested equity awards	$3,655,988
Fair value of modified BMC fully vested, unexercised options	2,374
Total consideration transferred	$3,658,362

On May 3, 2021, we acquired certain assets and operations of John’s Lumber and Hardware Co. (“John’s Lumber”) for $24.8  million in cash. Located in Detroit, Michigan, John’s Lumber is a supplier of lumber and sheet goods, windows, doors, millwork, siding, decking, kitchen and bath and installation services to homebuilders, remodel contractors and retail consumers. This acquisition was funded with a combination of cash on hand and borrowings under our 2026 revolving credit facility (the “2026 facility”).

This transaction was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $2.6 million was primarily related to customer relationships. Pro forma results of operations as well as net sales and income attributable to John’s Lumber are not presented as this acquisition did not have a material impact on our results of operations. We did not incur any significant acquisition related costs attributable to this transaction.

On June 28, 2021, we entered into an agreement to acquire WTS Paradigm, LLC (“Paradigm”), a software solutions and services provider for the building products industry for $450.0 million subject to customary adjustments. As consideration for entering into the agreement and for Paradigm forgoing other opportunities, we agreed to pay $225.0 million of the purchase price (“Exclusivity Payment”) upon signing of the agreement, which has been included within Other current assets in the condensed consolidated balance sheet as of June 30, 2021. The Exclusivity Payment is creditable against both the purchase price and a termination fee that is equal to the purchase price less the Exclusivity Payment (the “Termination Fee”), if any, and is subject to repayment in the event that the agreement is terminated by the Company in certain specified instances.

The closing of the Paradigm acquisition is subject to the satisfaction or waiver of certain customary conditions to closing, including the termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Approval”). In the event that the agreement is terminated due to a failure to obtain the required HSR Approval before June 28, 2022 (subject to certain extensions) or due to the presence of a law or order related either to antitrust matters or certain customer litigation that prohibits the closing of the acquisition, we shall be required to pay the Termination Fee, subject to certain limited exceptions. In the event we pay the Termination Fee, the Paradigm business is required to be sold with the aggregate proceeds from such a sale remitted to the Company.

On July 26, 2021, we completed the sale of our standalone Eastern U.S. gypsum distribution operations (“Disposal Group”) for total cash proceeds of approximately $76 million. The disposition meets the criteria to be classified as held-for-sale as of June 30, 2021 and therefore the assets and liabilities of the Disposal Group have been included in other current assets and accrued liabilities, respectively, in the condensed consolidated balance sheet as of June 30, 2021. The disposition does not meet the criteria for discontinued operations classification, thus the results of operations for this Disposal Group are reported within the Company’s one reportable segment in the condensed consolidated statement of operations for the three and six months ended June 30, 2021.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for the BMC Merger and other acquisitions (in thousands):

	BMC Merger	All Other Acquisitions	Total
Cash and cash equivalents	$167,490	$-	$167,490
Accounts receivable	469,204	8,815	478,019
Other receivables	36,704	83	36,787
Inventories	460,146	7,308	467,454
Other current assets	32,891	56	32,947
Property, plant and equipment	555,170	831	556,001
Operating lease right-of-use assets	179,133	2,448	181,581
Goodwill	1,751,604	8,374	1,759,978
Intangible assets	1,470,000	2,550	1,472,550
Other assets	6,244	-	6,244
Total assets	$5,128,586	$30,465	$5,159,051

Accounts payable	$279,980	$1,673	$281,653
Accrued liabilities	246,119	1,469	247,588
Operating lease liabilities	180,650	2,448	183,098
Long-term debt	366,797	42	366,839
Deferred income taxes	349,971	-	349,971
Other long-term liabilities	46,707	-	46,707
Total liabilities	$1,470,224	$5,632	$1,475,856

Total consideration transferred	$3,658,362	$24,833	$3,683,195

The following table reflects the pro forma operating results for the Company which gives effect to the BMC Merger as if it had occurred on January 1, 2020 (in thousands). The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and BMC adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the BMC Merger.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$5,576,682	$2,925,539	$9,750,457	$5,633,439
Net income (loss)	526,169	70,147	761,608	(16,514)

Pro forma net income (loss) reflects the following adjustments:

•

Property, plant and equipment and intangible assets are assumed to be recorded at their estimated fair values as of January 1, 2020, and are depreciated or amortized over their estimated useful lives from that date.

•	Transaction-related expenses of $57.7 million are assumed to have occurred on January 1, 2020, and are presented as an expense during the six months ended June 30, 2020.
•	Interest expense related to certain assumed long-term debt settled in connection with the BMC Merger has been adjusted.
•

Cost of sales related to the sell-through of inventory stepped up in value in connection with the BMC Merger has been adjusted and is presented as cost of sales during the six months ended June 30, 2020.

3. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lumber & lumber sheet goods	$2,604,030	$622,158	$4,332,525	$1,174,639
Manufactured products	1,091,423	365,782	1,907,555	720,240
Windows, doors & millwork	837,946	404,054	1,556,503	795,370
Siding, metal & concrete products	414,897	200,575	716,806	369,460
Gypsum, roofing & insulation	191,749	125,789	338,189	236,641
Other building products & services	436,637	227,285	898,879	436,314
Net sales	$5,576,682	$1,945,643	$9,750,457	$3,732,664

Net sales from installation and construction services was less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances are included in accounts receivable on our condensed consolidated balance sheet and were $218.1 million and $57.3 million as of June 30, 2021 and December 31, 2020, respectively. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our condensed consolidated balance sheet and were $149.2 million and $58.5 million as of June 30, 2021 and December 31, 2020, respectively. The increase in contract assets and liabilities during the three and six months ended June 30, 2021 was primarily related to contract assets and liabilities acquired in the BMC Merger.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$497,235	$78,924	$669,815	$87,691

Denominator:
Weighted average shares outstanding, basic	207,114	116,634	206,844	116,446
Dilutive effect of options and RSUs	1,204	913	1,626	1,074
Weighted average shares outstanding, diluted	208,318	117,547	208,470	117,520

Net income per share:
Basic	$2.40	$0.68	$3.24	$0.75
Diluted	$2.39	$0.67	$3.21	$0.75

Antidilutive and contingent RSUs excluded from diluted EPS	424	651	252	434

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$331,314	$206,321
Buildings and improvements	542,732	386,922
Machinery and equipment	822,480	517,543
Furniture, fixtures and computer equipment	125,858	102,309
Construction in progress	57,500	16,568
Finance lease right-of-use assets	7,976	43,256
Property, plant and equipment	1,887,860	1,272,919
Less: accumulated depreciation	587,180	523,789
Property, plant and equipment, net	$1,300,680	$749,130

Depreciation expense was $46.6 million and $22.8 million, of which $10.6 million and $5.1 million was included in cost of sales, for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $92.3 million and $46.6 million, of which $20.9 million and $10.1 million was included in cost of sales, for the six months ended June 30, 2021 and 2020, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included on the accompanying condensed consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Land	$113,773	$116,638
Buildings and improvements	124,540	131,390
Assets held under other finance obligations	238,313	248,028
Less: accumulated amortization	23,915	25,015
Assets held under other finance obligations, net	$214,398	$223,013

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2020 (1)	$785,305
BMC Merger	1,751,604
All other acquisitions	8,374
Reclassification of held-for-sale assets	(9,923)
Balance as of June 30, 2021 (1)	$2,535,360

(1)Goodwill is presented net of accumulated impairment losses of $44.6 million.

In 2021, the change in the carrying amount of goodwill is attributable to the BMC Merger and other acquisitions. As a result of the change in segments discussed in Note 1 to these condensed consolidated financial statements, the Company has determined that the reporting units used in the analysis of goodwill impairment should align with its three operating segments. As of June 30, 2021, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce as well as expected growth from the expanded product and service offerings of BMC and our other acquisitions. The goodwill recognized from the BMC Merger will not be deductible for tax purposes. The goodwill recognized from the John’s Lumber acquisition is expected to be deductible for tax purposes and will be amortizable ratably over a 15-year period for tax purposes.

7. Intangible Assets

The following table presents intangible assets (in thousands) as of:

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,534,268	$(205,237)	$195,435	$(94,690)
Trade names	185,361	(95,783)	52,061	(38,138)
Subcontractor relationships	5,440	(2,851)	5,440	(1,944)
Non-compete agreements	3,719	(2,268)	3,719	(2,001)
Total intangible assets	$1,728,788	$(306,139)	$256,655	$(136,773)

In connection with the BMC Merger and John’s Lumber acquisition, we recorded intangible assets of $1,472.6 million, which includes $1,339.3 million of customer relationships and $133.3 million of trade names. The weighted average useful lives of the acquired intangible assets are 11.3 years in total, 11.4 years for customer relationships and 5.5 years for trade names, respectively. The fair value of acquired intangible assets was estimated by applying an income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

In connection with the disposal of our gypsum stand-alone operations, we reclassified $0.5 million of intangible assets to held-for-sale assets as of June 30, 2021. Refer to Note 2 – Business Combinations and Dispositions for additional information.

During the three and six months ended June 30, 2021, we recorded amortization expense in relation to the above-listed intangible assets of $80.6 million and $169.3 million, respectively. During the three and six months ended June 30, 2020, we recorded amortization expense in relation to the above-listed intangible assets of $5.6 million and $11.3 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31 (in thousands):

2021 (from July 1, 2021)	$168,905
2022	200,574
2023	174,217
2024	153,359
2025	134,723
Thereafter	590,871
Total future net intangible amortization expense	$1,422,649

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands) as of:

	June 30, 2021	December 31, 2020
Accrued payroll and other employee related expenses	$336,380	$176,379
Contract liabilities	149,206	58,455
Accrued business taxes	98,124	46,717
Income taxes payable	78,807	12,236
Self-insurance reserves	72,316	38,642
Accrued rebates payable	28,539	18,592
Accrued interest	13,179	13,567
Other	55,301	20,948
Total accrued liabilities	$831,852	$385,536

9. Long-Term Debt

Long-term debt consisted of the following (in thousands) as of:

	June 30, 2021	December 31, 2020
2026 revolving credit facility (1)	$611,000	$75,000
2027 notes	695,000	777,500
2030 notes	550,000	550,000
Other finance obligations	208,772	216,072
Finance lease obligations	6,535	23,873
	2,071,307	1,642,445
Unamortized debt discount/premium and debt issuance costs	(16,174)	(18,205)
	2,055,133	1,624,240
Less: current maturities of long-term debt and lease obligations	11,316	27,335
Long-term debt, net of current maturities	$2,043,817	$1,596,905

(1)	The weighted average interest rate was 2.8% and 3.8% as of June 30, 2021 and December 31, 2020, respectively.

2021 Debt Transactions

On January 29, 2021, the Company amended its revolving credit facility to increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and to extend the maturity date from November 2023 to January 2026. In connection with this amendment, we expensed approximately $1.0 million of unamortized debt issuance costs related to exiting lenders to interest expense in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2021. Approximately $4.3 million of new debt issuance costs related to the amendment will be deferred through January 2026. The 2026 facility is discussed in more detail below.

On March 3, 2021, pursuant to the optional call feature in the indenture governing our 6.75% senior secured notes due 2027 (the “2027 notes”), $82.5 million of 2027 notes were redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest. In connection with this redemption, we recognized a loss on extinguishment of $3.6 million, which was recorded to interest expense in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2021. Of this loss, approximately $2.5 million was attributable to the payment of redemption premiums on the extinguished notes and $1.1 million was attributable to the write-off of unamortized net debt discount and debt issuance costs.

2026 Revolving Credit Facility

The 2026 facility provides for a $1.4 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of June 30, 2021, we had $611.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $662.6 million after being reduced by outstanding letters of credit totaling $126.4 million.

Borrowings under the 2026 facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.50% to 2.00% per annum in the case of eurodollar rate loans and 0.50% to 1.00% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2026 facility. A variable commitment fee, currently 0.375% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2026 facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.50%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2026 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2027 notes and our 5.00% unsecured senior notes due 2030 (the “2030 notes”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the guarantors subject to certain exceptions and permitted liens, including with respect to the 2026 facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The 2026 facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2026 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $140.0 million as of June 30, 2021.

Fair Value

As of June 30, 2021 and December 31, 2020, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes and 2026 facility at amortized cost. The fair values of the 2027 notes and 2030 notes at June 30, 2021 were approximately $747.1 million and $577.0 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2026 facility at June 30, 2021 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2026 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2021.

10. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following (in thousands) as of:

	June 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, net	$429,940	$274,562
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	6,684	34,905
Total right-of-use assets	$436,624	$309,467
Liabilities
Current
Current portion of operating lease liabilities	$91,134	$61,625
Current portion of finance lease liabilities (included in current maturities of long-term debt)	1,771	12,178
Noncurrent
Noncurrent portion of operating lease liabilities	347,823	219,239
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	4,764	11,695
Total lease liabilities	$445,492	$304,737

Total lease costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs (1)	$33,183	$21,321	$65,472	$42,993
Finance lease costs:
Amortization of finance lease right-of-use assets	431	1,543	1,390	3,156
Interest on finance lease liabilities	71	345	265	659
Variable lease costs	6,709	4,413	13,481	8,662
Total lease costs	$40,394	$27,622	$80,608	$55,470

(1)	Includes short-term lease costs and sublease income which were not material for the three and six months ended June 30, 2021 and 2020.

Future maturities of lease liabilities as of June 30, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases
2021 (from July 1, 2021)	$1,101	$56,262
2022	1,805	105,734
2023	1,580	88,985
2024	731	72,001
2025	517	50,337
Thereafter	1,571	149,311
Total lease payments	7,305	522,630
Less: amount representing interest	(770)	(83,673)
Present value of lease liabilities	6,535	438,957
Less: current portion	(1,771)	(91,134)
Long-term lease liabilities, net of current portion	$4,764	$347,823

Weighted average lease terms and discount rates were as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.3	6.3
Finance leases	5.1	2.1
Weighted average discount rate
Operating leases	5.5%	6.3%
Finance leases	4.4%	5.9%

The following table presents cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61,287	$41,652
Operating cash flows from finance leases	265	659
Financing cash flows from finance leases	27,021	6,806

Residual value guarantees in our lease agreements are not material. Our lease agreements do not impose any significant restrictions or covenants on us. As of June 30, 2021, we do not have any material leases that have been signed, but have not yet commenced. Leases with related parties are not significant as of June 30, 2021 nor for the three and six months ended June 30, 2021 and 2020.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 124 individual property lease agreements with a single lessor as of June 30, 2021. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of June 30, 2021, other finance obligations consist of $208.8 million, with cash payments of $5.6 million and $10.7 million for the three and six months ended June 30, 2021, respectively. These other finance obligations are included on the condensed consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the condensed consolidated balance sheet.

Future minimum commitments for other finance obligations as of June 30, 2021 were as follows (in thousands):

2021 (from July 1, 2021)	$8,472
2022	16,811
2023	16,818
2024	16,835
2025	16,836
Thereafter	174,300
Total	$250,072

11. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2021, our board of directors granted 577,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 535,500 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 37,000 of the RSUs vest at 50% per year at each anniversary of the grant date over the next two years, and 4,500 of the RSUs vest at 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the grant date. The weighted average grant date fair value for these RSUs was $47.56 per unit, which was based on the closing stock price on the respective grant dates.

Performance and Service Condition Based Restrictive Stock Unit Grants

In the first six months of 2021, our board of directors granted 37,000 RSUs to employees under our 2014 Incentive Plan for which vesting is based on the Company’s achievement of certain performance targets over a two-year period (“performance condition”) as well as continued employment during the performance period. Assuming continued employment and if the performance vesting condition is achieved, the awards will vest on the second anniversary of the grant date. The actual number of shares of common stock that may be earned ranges from zero to 120% of the RSUs granted. The weighted average grant date fair value for these RSUs was $40.81 per unit, which was based on the closing stock price on the grant date.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2021, our board of directors granted 188,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $47.85 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

12. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.9	3.4	2.6	3.3
Stock-based compensation windfall benefit	(0.5)	(0.2)	(0.9)	(1.4)
Permanent differences and other	0.4	(1.2)	0.2	(1.6)
	23.8%	23.0%	22.9%	21.3%

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

13. Commitments and Contingencies

As of June 30, 2021, we had outstanding letters of credit totaling $126.4 million under our 2026 facility that principally support our self-insurance programs.

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

14. Related Party Transactions

Effective January 1, 2021, an executive officer of one of our customers, Ashton Woods USA, L.L.C., became a member of the Company’s board of directors. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, as of and for the six months ended June 30, 2021. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the six months ended June 30, 2021 or 2020.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the six months ended June 30, 2021 or 2020.

15. Subsequent Events

Debt Transactions

On July 23, 2021, we completed a private offering of $1.0 billion in aggregate principal amount of 4.25% unsecured senior notes due 2032 (“2032 notes”) at an issue price equal to 100% of their par value. Net proceeds from the offering were used to repay indebtedness outstanding under the 2026 facility and pay related transaction fees and expenses, with any remaining net proceeds to be used for general corporate purposes.

Business Combinations

On July 1, 2021, we completed our previously announced definitive agreement to acquire certain assets and the operations of Cornerstone Building Alliance SW, LLC (“Alliance”) for $400.0 million in cash, subject to certain closing adjustments. Alliance operates in Arizona, primarily serving the greater Phoenix, Tucson, and Prescott Valley metropolitan areas. Alliance manufactures roof trusses and distributes lumber and related products to residential homebuilders and commercial contractors. This acquisition was funded with a combination of cash on hand and borrowings under our 2026 facility.

The accounting for this business combination has not been completed at the date of this filing given the proximity to the acquisition date. The acquisition will be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the net assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Disposition Transaction

As noted in Note 2, on July 26, 2021, the Company completed the sale of its standalone Eastern U.S. gypsum distribution operations for total cash proceeds of approximately $76 million.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the novel coronavirus disease 2019 (“COVID-19”), the BMC Merger and the Company’s other acquisitions, the Company’s growth strategies, including gaining market share, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 550 locations in 39 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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
•

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, steel roof trusses, wall panels, stairs, and engineered wood that we design, cut and assemble for each home. Manufactured products also include our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber and lumber sheet goods into customized framing packages, saving builders both time and money and improving job site safety.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.6 million and 1.2 million, respectively, as of June 30, 2021. Due to competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We believe there are several meaningful trends that indicate U.S. housing demand will continue to grow, including historically low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Building upon the current rate of market growth, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

•

Effect of COVID-19 Pandemic. In March of 2020, the U.S. economy began to see significant disruption, uncertainty and record high levels of unemployment as a result of the COVID-19 pandemic. Housing starts and repair and remodeling activity generally continued to increase throughout our markets in the first half of 2021 despite the pandemic. While the COVID-19 pandemic has not had a materially adverse impact on our financial results to date, the extent and duration of any future impact is uncertain, and we may experience a decline in housing starts, reduced sales demand, volatility in commodity prices, challenges in the supply chain, increased margin pressures and/or increased operating costs.

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

•

Capital Structure: As a result of our historical growth through acquisitions, we had $2,071.3 million of indebtedness as of June 30, 2021. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile and market interest rates. As such, we may enter into various debt or equity transactions in order to appropriately manage and optimize our capital structure and liquidity needs.

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

On July 23, 2021, the Company completed a private offering of $1.0 billion in aggregate principal amount of 4.25% unsecured senior notes due 2032 (“2032 notes”) at an issue price of 100% of their par value.

These transactions are described in Notes 9 and 15 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Market Information

Our common stock traded on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “BLDR” from June 22, 2005 until July 16, 2021. On July 19, 2021, we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) under the symbol “BLDR”.

COVID-19 Pandemic

Despite the limited impact of the COVID-19 pandemic on our financial results since its outset, the extent to which the pandemic may impact our results in future periods is uncertain and will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses, such as required physical distancing or restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, the effectiveness of available vaccines, and any potential supply disruptions, all of which are uncertain and difficult to predict in light of the rapidly evolving nature of the pandemic. Refer to Part I, Item 1A. Risk Factors of our most recent Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the second quarter of 2021, an increase of 43.4% compared to the second quarter of 2020. Actual U.S. single-family starts for the second quarter of 2021 were 0.3 million, an increase of 41.7% compared to the second quarter of 2020. For the six months ended June 30, 2021 actual U.S. total housing starts were 0.8 million, a 25.2% increase compared to the six months ended June 30, 2020. Actual U.S. single-family starts were 0.6 million in the first six months of 2021, a 30.5% increase compared to the same period a year ago. A composite of third party sources, including the NAHB, are forecasting 1.6 million U.S. total housing starts and 1.2 million U.S single family housing starts for 2021, which are increases of 13.3% and 15.9%, respectively from 2020. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 15.5% in 2021 compared to 2020.

Our net sales for the second quarter of 2021 increased 186.6% from the same period last year. The significant increase was primarily driven by acquisitions with our BMC Merger accounting for 96.0% of our sales growth in the second quarter of 2021, while commodity price inflation accounted for another 51.8%. The remainder of the increase was a result of core organic sales growth in all of our customer segments. Our gross margin percentage in the second quarter of 2021 increased by 1.8% compared to the second quarter of 2020 primarily due to effective pricing relative to commodity inflation, as well as core organic growth in value-added product categories. Our selling, general and administrative expenses, as a percentage of net sales, were 16.2% in the second quarter of 2021, a 3.7% decrease from 19.9% in the second quarter of 2020, driven primarily by cost leverage on increased net sales.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.6%	73.4%	72.8%	73.7%
Gross margin	28.4%	26.6%	27.2%	26.3%
Selling, general and administrative expenses	16.2%	19.9%	17.7%	21.2%
Income from operations	12.2%	6.7%	9.5%	5.1%
Interest expense, net	0.5%	1.4%	0.6%	2.2%
Income tax expense	2.8%	1.2%	2.0%	0.6%
Net income	8.9%	4.1%	6.9%	2.3%

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Net Sales. Net sales for the three months ended June 30, 2021 were $5,576.7 million, a 186.6% increase over net sales of $1,945.6 million for the three months ended June 30, 2020. The BMC Merger and commodity price inflation increased net sales by 96.0% and 51.8%, respectively. The remaining increase in sales is primarily attributable to core organic growth from sales volume increases in all of our customer segments.

The following table shows net sales classified by product category (in millions):

	Three Months Ended June 30,
	2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$2,604.0	46.7%	$622.1	32.0%	318.6%
Manufactured products	1,091.4	19.6%	365.8	18.8%	198.4%
Windows, doors & millwork	837.9	15.0%	404.0	20.8%	107.4%
Siding, metal & concrete products	414.9	7.4%	200.6	10.3%	106.8%
Gypsum, roofing & insulation	191.7	3.4%	125.8	6.5%	52.4%
Other building products & services	436.8	7.9%	227.3	11.6%	92.2%
Net sales	$5,576.7	100.0%	$1,945.6	100.0%	186.6%

We achieved increased net sales in all of our product categories, primarily due to the BMC Merger, commodity inflation and higher sales volumes.

Gross Margin. Gross margin increased $1,065.8 million to $1,583.2 million, driven primarily by the BMC Merger, commodity price inflation, and sales growth. Our gross margin percentage increased to 28.4% in the second quarter of 2021 from 26.6% in the second quarter of 2020, a 1.8% increase. This increase was primarily attributable to pricing relative to commodity price inflation, as well as core organic growth particularly in value-added product categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $514.8 million, or 132.7% This increase was primarily due to the BMC Merger, including $95.2 million in increased depreciation and amortization expense from assets acquired in the BMC Merger, and higher variable compensation costs as a result of higher sales and profitability.

As a percentage of net sales, selling, general and administrative expenses decreased to 16.2% in the second quarter of 2021 from 19.9% in the second quarter of 2020, largely driven by cost leverage on increased net sales.

Interest Expense, Net. Interest expense was $27.8 million in the second quarter of 2021, an increase of $1.0 million from the second quarter of 2020. The increase was primarily due to higher outstanding debt balance during the second quarter, primarily on our 2026 facility.

Income Tax Expense. We recorded income tax expense of $155.2 million and $23.5 million in the second quarters of 2021 and 2020, respectively. Our effective tax rate was 23.8% in the second quarter of 2021 compared to 23.0% in the second quarter of 2020. The increase in the tax expense was primarily driven by the increase in income before income taxes in the current period.

Six Months ended June 30, 2021 Compared with the Six Months ended June 30, 2020

Net Sales. Net sales for the six months ended June 30, 2021 were $9,750.5 million, a 161.2% increase over net sales of $3,732.7 million for the six months ended June 30, 2020. The BMC Merger and commodity price inflation increased net sales by 88.1% and 41.9%, respectively. The remaining increase in sales is primarily attributable to core organic growth from sales volume increases in all of our customer segments, partially offset by one less selling day.

The following table shows net sales classified by product category (in millions):

	Six Months Ended June 30,
	2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$4,332.5	44.4%	$1,174.7	31.5%	268.8%
Manufactured products	1,907.6	19.6%	720.2	19.3%	164.9%
Windows, doors & millwork	1,556.5	16.0%	795.4	21.3%	95.7%
Siding, metal & concrete products	716.8	7.4%	369.5	9.9%	94.0%
Gypsum, roofing & insulation	338.2	3.5%	236.6	6.3%	42.9%
Other building products & services	898.9	9.1%	436.3	11.7%	106.0%
Net sales	$9,750.5	100.0%	$3,732.7	100.0%	161.2%

We achieved increased net sales in all of our product categories, primarily due to the BMC Merger, commodity inflation and higher sales volumes.

Gross Margin. Gross margin increased $1,670.0 million to $2,652.7 million, driven primarily by the BMC Merger, commodity price inflation, and sales growth. Our gross margin percentage increased to 27.2% in the six months ended June 30, 2021 from 26.3% in the six months ended June 30, 2020, a 0.9% increase. This increase was primarily attributable to pricing relative to commodity price inflation, as well as core organic growth particularly in value-added product categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $932.0 million, or 117.6%. This increase was primarily due to the BMC Merger, including $197.9 million in increased depreciation and amortization expense from assets acquired in the BMC Merger, and higher variable compensation costs as a result of higher sales and profitability.

As a percentage of net sales, selling, general and administrative expenses decreased to 17.7% in the six months ended June 30, 2021 from 21.2% in the six months ended June 30, 2020, largely driven by cost leverage on increased net sales.

Interest Expense, Net. Interest expense was $59.6 million in the six months ended June 30, 2021, a decrease of $19.1 million from the six months ended June 30, 2020. Interest expense decreased primarily due to a loss on extinguishment of $28.0 million recognized during the first six months of 2020, partially offset by approximately $4.6 million expensed in the first six months of 2021 related to the partial 2027 notes redemption and the 2026 facility amendment, as well as higher debt balances in the first six months of 2021.

Income Tax Expense. We recorded income tax expense of $198.7 million and $23.8 million for the six months ended June 30, 2021 and 2020, respectively. Our effective tax rate was 22.9% in the first six months of 2021 compared to 21.3% in the first six months of 2020. The increase in the tax expense was primarily driven by an increase in income before income taxes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at June 30, 2021 consist of cash on hand and borrowing availability under our 2026 facility.

Our 2026 facility will be primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 facility to facilitate debt repayment and consolidation. Availability under the 2026 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability (in millions) as of:

	June 30, 2021	December 31, 2020
Accounts receivable availability	$1,186.9	$608.8
Inventory availability	1,145.2	514.7
Other receivables availability	89.6	50.9
Gross availability	2,421.7	1,174.4
Less:
Agent reserves	(87.0)	(40.6)
Plus:
Cash in qualified accounts	41.6	413.9
Borrowing base	2,376.3	1,547.7
Aggregate revolving commitments	1,400.0	900.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,400.0	900.0
Less:
Outstanding borrowings	(611.0)	(75.0)
Letters of credit	(126.4)	(78.0)
Net excess borrowing availability on revolving facility	$662.6	$747.0

As of June 30, 2021, we had $611.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $662.6 million after being reduced by outstanding letters of credit totaling $126.4 million. Excess availability must equal or exceed a minimum specified amount, currently $140.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2021.

Liquidity

Our liquidity at June 30, 2021 was $752.9 million, which consists of net borrowing availability under the 2026 facility and cash on hand.

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

If industry conditions deteriorate or if we pursue additional acquisitions, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, managing our working capital and/or divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash used in operating activities was $203.8 million for the six months ended June 30, 2021 compared to cash provided by operating activities of $169.9 million for the six months ended June 30, 2020. The increase in cash used in operating activities was largely the result of a working capital increase, excluding the impact of the BMC Merger, in the first six months of 2021, exceeding the working capital increase for the first six months of 2020. This change in working capital was primarily due to the timing and impact of changes in commodity prices on the value of cash received from customers, inventory purchases and cash paid to vendors in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Cash used in investing activities was $171.3 million for the six months ended June 30, 2021, which consisted primarily of the Company’s net investment in property, plant and equipment, prepayment on the Paradigm acquisition, and the John’s Lumber acquisition, partially offset by cash acquired in the BMC Merger. Cash used in investing activities was $69.3 million for the six months ended June 30, 2020, which consisted primarily of the cash used for the acquisition of Bianchi & Company, Inc. and the Company’s net investment in property, plant and equipment.

Cash provided by financing activities was $41.6 million for the six months ended June 30, 2021, which consisted primarily of net borrowings under the Company’s 2026 facility to fund working capital, partially offset by cash used to extinguish debt acquired in the BMC Merger and to redeem a portion of the Company’s 2027 notes. Cash provided by financing activities was $270.7 million for the six months ended June 30, 2020, which was primarily related to net borrowings on our 2026 facility due to the desire to hold cash on our balance sheet during the disruption and uncertainty caused by the COVID-19 pandemic.

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

As a result of the BMC Merger, our critical accounting estimate related to business combinations is described below. In addition, refer to Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q for a discussion of the impact of a change in the Company’s reporting units, to align with its operating segments, on the Company’s goodwill impairment analysis. Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for a discussion of our other critical accounting estimates and assumptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes and our 2030 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2026 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2026 facility would result in approximately $6.1 million in additional interest expense annually based on our $611.0 million in outstanding borrowings as of June 30, 2021. The 2026 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2021, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the period covered by this report, other than described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2021, the Company completed the BMC Merger. The Company is currently in the process of integrating BMC pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. Because of the size, complexity and timing of the BMC Merger, the internal controls over financial reporting of BMC could be excluded from management’s assessment of the Company’s internal control over financial reporting for the year ended December 31, 2021, as applicable and as permitted under Securities and Exchange Commission regulations.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our annual report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the second quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2021 — April 30, 2021	141,147	$48.63	—	—
May 1, 2021 — May 31, 2021	6,112	48.67	—	—
June 1, 2021 — June 30, 2021	2,851	44.70	—	—
Total	150,110	$48.56	—	—

The shares presented in the above table represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 6.  Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2020, File Number 0-51357)

4.1

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.2

First Supplemental Indenture, dated as of July 25, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

4.3

Second Supplemental Indenture, dated as of April 24, 2020, among Builders FirstSource, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2020, File Number 0-51357)

4.4

Indenture, dated as of February 11, 2020, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

4.5

Indenture, dated as of July 23, 2021, among Builders FirstSource, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2021, File Number 001-40620)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 5, 2021 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.

*	Filed herewith.
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

August 5, 2021

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 5, 2021

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 5, 2021