Form 10-Q
period 2021-09-30
Builders FirstSource, Inc.
filed 2021-11-04
CIK 1316835

liI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 2, 2021 was 191,501,088.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Net sales	$5,508,590	$2,295,450	$15,259,047	$6,028,114
Cost of sales	3,796,138	1,724,799	10,893,890	4,474,718
Gross margin	1,712,452	570,651	4,365,157	1,553,396
Selling, general and administrative expenses	875,012	430,893	2,599,523	1,223,436
Income from operations	837,440	139,758	1,765,634	329,960
Interest expense, net	35,954	28,043	95,593	106,786
Income before income taxes	801,486	111,715	1,670,041	223,174
Income tax expense	188,341	25,783	387,081	49,551
Net income	$613,145	$85,932	$1,282,960	$173,623

Net income per share:
Basic	$3.00	$0.74	$6.23	$1.49
Diluted	$2.98	$0.73	$6.18	$1.48
Weighted average common shares:
Basic	204,268	116,731	205,976	116,542
Diluted	205,630	118,026	207,513	117,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$224,735	$423,806
Accounts receivable, less allowances of $38,627 and $17,637 at September 30, 2021 and December 31, 2020, respectively	2,134,269	880,018
Other receivables	167,309	76,436
Inventories, net	1,616,553	784,527
Other current assets	88,368	58,895
Total current assets	4,231,234	2,223,682
Property, plant and equipment, net	1,336,890	749,130
Operating lease right-of-use assets, net	444,073	274,562
Goodwill	3,141,594	785,305
Intangible assets, net	1,629,363	119,882
Other assets, net	25,994	21,110
Total assets	$10,809,148	$4,173,671
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,004,521	$600,357
Accrued liabilities	930,189	385,536
Current portion of operating lease liabilities	94,651	61,625
Current maturities of long-term debt	3,819	27,335
Total current liabilities	2,033,180	1,074,853
Noncurrent portion of operating lease liabilities	360,271	219,239
Long-term debt, net of current maturities, discounts and issuance costs	2,419,664	1,596,905
Deferred income taxes	330,998	49,495
Other long-term liabilities	141,609	80,396
Total liabilities	5,285,722	3,020,888
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 196,288 and 116,829 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,963	1,168
Additional paid-in capital	4,254,262	589,241
Retained earnings	1,267,201	562,374
Total stockholders' equity	5,523,426	1,152,783
Total liabilities and stockholders' equity	$10,809,148	$4,173,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,282,960	$173,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401,500	87,298
Deferred income taxes	(65,696)	3,155
Stock-based compensation expense	25,288	12,098
Net gain on sale of assets	(32,235)	(1,413)
Other non-cash adjustments	4,805	7,884
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(756,511)	(230,627)
Inventories	(321,068)	(189,692)
Other current assets	5,491	(5,076)
Other assets and liabilities	16,653	60,439
Accounts payable	103,006	205,570
Accrued liabilities	239,024	31,887
Net cash provided by operating activities	903,217	155,146
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(898,113)	(15,893)
Proceeds from divestiture of business	76,162	—
Purchases of property, plant and equipment	(160,179)	(83,508)
Proceeds from sale of property, plant and equipment	11,728	3,298
Net cash used in investing activities	(970,402)	(96,103)
Cash flows from financing activities:
Borrowings under revolving credit facility	2,420,000	791,000
Repayments under revolving credit facility	(2,495,000)	(818,000)
Proceeds from long-term debt and other loans	1,000,000	895,625
Repayments of long-term debt and other loans	(471,360)	(561,541)
Payments of debt extinguishment costs	(2,475)	(22,686)
Payments of loan costs	(17,970)	(13,800)
Exercise of stock options	537	1,343
Repurchase of common stock	(565,618)	(4,153)
Net cash (used in) provided by financing activities	(131,886)	267,788
Net change in cash and cash equivalents	(199,071)	326,831
Cash and cash equivalents at beginning of period	423,806	14,096
Cash and cash equivalents at end of period	$224,735	$340,927

Supplemental disclosures of cash flow information:
Cash paid for interest	$75,531	$77,734
Cash paid for income taxes	414,515	21,280
Supplemental disclosures of non-cash activities:
Non-cash consideration for the BMC Merger	$3,658,362	$—
Accrued purchases of property, plant and equipment	13,164	1,336
Right-of-use assets obtained in exchange for operating lease obligations	49,135	33,379
Assets acquired under finance lease obligations	1,644	16,096
Amounts accrued for repurchases of common stock	30,756	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953
Vesting of restricted stock units	579	6	(6)	—	—
Stock-based compensation expense	—	—	3,254	—	3,254
Exercise of stock options	82	—	398	—	398
Shares withheld for restricted stock units vested	(168)	(2)	(3,832)	—	(3,834)
Net income	—	—	—	8,767	8,767
Balance at March 31, 2020	116,545	1,165	574,769	257,604	833,538
Vesting of restricted stock units	130	2	(2)	—	—
Stock-based compensation expense	—	—	3,466	—	3,466
Exercise of stock options	48	—	325	—	325
Shares withheld for restricted stock units vested	(22)	—	(319)	—	(319)
Net income	—	—	—	78,924	78,924
Balance at June 30, 2020	116,701	$1,167	$578,239	$336,528	$915,934
Vesting of restricted stock units	13	—	—	—	—
Stock-based compensation expense	—	—	5,379	—	5,379
Exercise of stock options	89	1	619	—	620
Net income	—	—	—	85,932	85,932
Balance at September 30, 2020	116,803	$1,168	$584,237	$422,460	$1,007,865

Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	648	6	(6)	—	—
Stock-based compensation expense	—	—	10,402	—	10,402
Exercise of stock options	27	1	234	—	235
Shares withheld for restricted stock units vested	(232)	(2)	(10,415)	—	(10,417)
Net income	—	—	—	172,580	172,580
Balance at March 31, 2021	206,858	2,069	4,246,922	734,954	4,983,945
Vesting of restricted stock units	472	5	(5)	—	—
Stock-based compensation expense	—	—	8,465	—	8,465
Exercise of stock options	16	—	99	—	99
Shares withheld for restricted stock units vested	(150)	(2)	(7,287)	—	(7,289)
Net income	—	—	—	497,235	497,235
Balance at June 30, 2021	207,196	$2,072	$4,248,194	$1,232,189	$5,482,455
Vesting of restricted stock units	38	—	—	—	—
Stock-based compensation expense	—	—	6,421	—	6,421
Repurchase of common stock (1)	(10,958)	(109)	—	(578,133)	(578,242)
Exercise of stock options	22	—	202	—	202
Shares withheld for restricted stock units vested	(10)	—	(555)	—	(555)
Net income	—	—	—	613,145	613,145
Balance at September 30, 2021	196,288	$1,963	$4,254,262	$1,267,201	$5,523,426

(1)

During the three and nine months ended September 30, 2021 we repurchased and retired 10,958,400 shares of our common stock at an average price of $52.74 per share for $578.2 million, net of fees, pursuant to the repurchase program authorized by our board of directors in August 2021.

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

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective, as elected, beginning March 12, 2020 through December 31, 2022 and may be elected by topic. We have yet to elect adoption and the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The BMC Merger was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. Net sales and income before income taxes attributable to BMC were $1.8 billion and $196.9 million, respectively, for the three months ended September 30, 2021. Net sales and income before income taxes attributable to BMC were $5.0 billion and $418.4 million, respectively, for the nine months ended September 30, 2021. Income before income taxes attributable to BMC reflects an increase in depreciation and amortization expense related to the recording of these assets at fair value as of the acquisition date and is also impacted by changes in the business post-acquisition. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess recorded as goodwill. The fair value of acquired intangible assets of $1.5 billion was primarily related to customer relationships. Immediately following the BMC Merger, the Company settled certain assumed long-term debt of $359.8 million using cash on hand. We incurred transaction-related costs of $0 and $17.6 million related to the BMC Merger during the three and nine months ended September 30, 2021, respectively, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

On May 3, 2021, we acquired certain assets and operations of John’s Lumber and Hardware Co. (“John’s Lumber”) for a purchase price of $24.8  million. Located in Detroit, Michigan, John’s Lumber is a supplier of lumber and sheet goods, windows, doors, millwork, siding, decking, kitchen and bath and installation services to homebuilders, remodel contractors and retail consumers. This acquisition was funded with a combination of cash on hand and borrowings under our 2026 revolving credit facility (the “2026 facility”).

On July 1, 2021, we acquired all of the operating affiliates of Cornerstone Building Alliance SW, LLC (“Alliance”) for a purchase price of, $408.9 million, net of cash acquired. Alliance operates in Arizona, primarily serving the greater Phoenix, Tucson, and Prescott Valley metropolitan areas. Alliance manufactures roof trusses and distributes lumber and related products to residential homebuilders and commercial contractors. This acquisition was funded with a combination of cash on hand and borrowings under our 2026 facility.

On September 1, 2021, we acquired certain assets and operations of CTF Holdings Limited Partnership (“CTF”) for a purchase price of $182.5 million, net of cash acquired. Prior to the acquisition, CTF was the largest independent truss manufacturer in California, supplying framing contractors and builders in both the single and multifamily markets. This acquisition was funded with cash on hand.

These three transactions were accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $176.7 million was primarily related to customer relationships. Customer relationships associated with John’s Lumber, Alliance, and CTF were $2.6 million, $108.2 million, and $52.8 million, respectively. We recorded goodwill for John’s Lumber, Alliance, and CTF of $8.4 million, $184.0 million, $98.1 million, respectively.

On August 17, 2021, we acquired certain assets and operations of WTS Paradigm, LLC (“Paradigm”), a software solutions and services provider for the building products industry for a purchase price of $449.4 million, net of cash acquired. Located in Middleton, Wisconsin, Paradigm enhances the Company’s digital capabilities and aligns with our broader vision to provide digital solutions that improve efficiency and solve pain points in the homebuilding process. This acquisition was funded with cash on hand.

This transaction was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The allocation of the consideration transferred for the Paradigm acquisition is preliminary and based upon all information available to the Company at the time of filing, and is subject to change. The Company is in the process of finalizing its valuation of the identified acquired intangible assets, and therefore, the allocation of the consideration transferred is not complete. The fair value assigned may be adjusted during the measurement period. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $124.9 million was primarily related to developed technology of $97.2 million. We recorded goodwill of $324.1 million for this transaction.

Pro forma results of operations as well as net sales and income attributable to the acquisitions discussed above are not presented as these acquisitions did not have a material impact on our results of operations. We incurred $6.5 million and $7.2 million of acquisition related costs attributable to these acquisitions in the three and nine months ended September 30, 2021, respectively, which are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

On July 26, 2021, we completed the sale of our standalone Eastern U.S. gypsum distribution operations (“Gypsum Divestiture”) for total cash proceeds of $76.2 million, resulting in a gain on sale totaling $26.3 million. The disposition does not meet the criteria for discontinued operations classification, thus the results of operations for this divestiture are reported within the Company’s one reportable segment, and the gain on sale is included within selling, general and administrative expenses in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for the BMC Merger and other acquisitions (in thousands):

	BMC Merger	All Other Acquisitions	Total
Cash and cash equivalents	$167,490	$34,727	$202,217
Accounts receivable	469,204	94,316	563,520
Other receivables	36,704	2,895	39,599
Inventories	460,146	67,978	528,124
Other current assets	32,891	3,099	35,990
Property, plant and equipment	555,170	33,120	588,290
Operating lease right-of-use assets	179,133	21,277	200,410
Goodwill	1,751,604	614,609	2,366,213
Intangible assets	1,470,000	301,550	1,771,550
Other assets	6,244	619	6,863
Total assets	$5,128,586	$1,174,190	$6,302,776

Accounts payable	$279,980	$14,726	$294,706
Accrued liabilities	246,119	35,401	281,520
Operating lease liabilities	180,650	21,277	201,927
Long-term debt	366,797	42	366,839
Deferred income taxes	349,971	1,881	351,852
Other long-term liabilities	46,707	535	47,242
Total liabilities	$1,470,224	$73,862	$1,544,086

Total consideration transferred	$3,658,362	$1,100,328	$4,758,690

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$5,508,590	$3,385,793	$15,259,047	$9,019,232
Net income	642,048	76,810	1,401,823	63,613

Pro forma net income (loss) reflects the following adjustments:

•

Property, plant and equipment and intangible assets are assumed to be recorded at their estimated fair values as of January 1, 2020, and are depreciated or amortized over their estimated useful lives from that date.

•	Transaction-related expenses of $57.7 million are assumed to have occurred on January 1, 2020, and are presented as an expense during the nine months ended September 30, 2020.

•	Interest expense related to certain assumed long-term debt settled in connection with the BMC Merger has been adjusted.
•

Cost of sales related to the sell-through of inventory stepped up in value in connection with the BMC Merger has been adjusted and is presented as cost of sales during the nine months ended September 30, 2020.

3. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lumber & lumber sheet goods	$2,400,538	$851,594	$6,726,566	$2,026,233
Manufactured products	1,253,918	421,296	3,162,147	1,141,535
Windows, doors & millwork	864,553	420,158	2,413,107	1,215,528
Siding, metal & concrete products	414,197	212,383	1,132,232	581,844
Gypsum, roofing & insulation	168,497	149,545	510,909	386,186
Other building products & services	406,887	240,474	1,314,086	676,788
Net sales	$5,508,590	$2,295,450	$15,259,047	$6,028,114

Net sales from installation and construction services was less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, billings and cash collections results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract asset balances are included in accounts receivable on our condensed consolidated balance sheet and were $239.3 million and $57.3 million as of September 30, 2021 and December 31, 2020, respectively. Contract liabilities consist of deferred revenue and customer advances and deposits. Contract liability balances are included in accrued liabilities on our condensed consolidated balance sheet and were $165.7 million and $58.5 million as of September 30, 2021 and December 31, 2020, respectively. The increase in contract assets and liabilities during the three and nine months ended September 30, 2021 was primarily related to contract assets acquired and contract liabilities assumed in the BMC Merger.

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

The table below presents the calculation of basic and diluted EPS (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$613,145	$85,932	$1,282,960	$173,623

Denominator:
Weighted average shares outstanding, basic	204,268	116,731	205,976	116,542
Dilutive effect of options and RSUs	1,362	1,295	1,537	1,148
Weighted average shares outstanding, diluted	205,630	118,026	207,513	117,690

Net income per share:
Basic	$3.00	$0.74	$6.23	$1.49
Diluted	$2.98	$0.73	$6.18	$1.48

Antidilutive and contingent RSUs excluded from diluted EPS	220	299	241	389

5. Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$326,337	$206,321
Buildings and improvements	545,417	386,922
Machinery and equipment	872,534	517,543
Furniture, fixtures and information technology	129,653	102,309
Construction in progress	84,386	16,568
Finance lease right-of-use assets	6,054	43,256
Property, plant and equipment	1,964,381	1,272,919
Less: accumulated depreciation	627,491	523,789
Property, plant and equipment, net	$1,336,890	$749,130

Depreciation expense was $47.7 million and $24.0 million, of which $11.0 million and $5.3 million was included in cost of sales, for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $139.9 million and $70.6 million, of which $31.9 million and $15.3 million was included in cost of sales, for the nine months ended September 30, 2021 and 2020, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included on the accompanying condensed consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Land	$110,953	$116,638
Buildings and improvements	119,660	131,390
Assets held under other finance obligations	230,613	248,028
Less: accumulated amortization	23,649	25,015
Assets held under other finance obligations, net	$206,964	$223,013

6. Goodwill

The following table sets forth the changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2020 (1)	$785,305
BMC Merger	1,751,604
All other acquisitions	614,609
Gypsum Divestiture	(9,924)
Balance as of September 30, 2021 (1)	$3,141,594

(1)Goodwill is presented net of accumulated impairment losses of $44.6 million.

In 2021, the change in the carrying amount of goodwill is attributable to the BMC Merger and other acquisitions as well as the Gypsum Divestiture. As a result of the change in segments discussed in Note 1 to these condensed consolidated financial statements, the Company has determined that the reporting units used in the analysis of goodwill impairment should align with its three operating segments. As of September 30, 2021, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of BMC and our other acquisitions. The goodwill recognized from the BMC Merger and CTF will not be deductible for tax purposes. The $516.6 million of goodwill recognized from the other acquisitions is expected to be deductible for tax purposes and will be amortizable ratably over a 15-year period for tax purposes.

7. Intangible Assets

The following table presents intangible assets (in thousands) as of:

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$1,709,115	$(266,507)	$195,435	$(94,690)
Trade names	201,861	(125,375)	52,061	(38,138)
Subcontractor relationships	5,440	(2,360)	5,440	(1,944)
Non-compete agreements	13,519	(2,586)	3,719	(2,001)
Developed technology	97,200	(944)	-	-
Total intangible assets	$2,027,135	$(397,772)	$256,655	$(136,773)

In connection with the BMC Merger and current year acquisitions, we recorded intangible assets of $1.8 billion, which includes $1.5 billion of customer relationships, $149.8 million of trade names, $97.2 million of developed technology, and $9.8 million of non-compete agreements. The weighted average useful lives of the acquired intangible assets are 11.1 years in total, 11.3 years for customer relationships, 7.0 years for trade names, 9.0 years for developed technology and 5.7 years for non-compete agreements. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

In connection with the Gypsum Divestiture, we derecognized $0.5 million of intangible assets, net. Refer to Note 2 – Business Combinations and Dispositions for additional information.

During the three and nine months ended September 30, 2021, we recorded amortization expense in relation to the above-listed intangible assets of $92.3 million and $261.6 million, respectively. During the three and nine months ended September 30, 2020, we recorded amortization expense in relation to the above-listed intangible assets of $5.4 million and $16.7 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31 (in thousands):

2021 (from October 1, 2021)	$96,494
2022	248,732
2023	217,259
2024	187,624
2025	165,262
Thereafter	713,992
Total future net intangible amortization expense	$1,629,363

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands) as of:

	September 30, 2021	December 31, 2020
Accrued payroll and other employee related expenses	$383,356	$176,379
Contract liabilities	165,731	58,455
Accrued business taxes	89,854	46,717
Income taxes payable	78,422	12,236
Self-insurance reserves	74,034	38,642
Accrued rebates payable	40,961	18,592
Accrued interest	26,078	13,567
Other	71,753	20,948
Total accrued liabilities	$930,189	$385,536

9. Long-Term Debt

Long-term debt consisted of the following (in thousands) as of:

	September 30, 2021	December 31, 2020
2026 revolving credit facility (1)	$-	$75,000
2027 notes	695,000	777,500
2030 notes	550,000	550,000
2032 notes	1,000,000	-
Other finance obligations	203,536	216,072
Finance lease obligations	4,153	23,873
	2,452,689	1,642,445
Unamortized debt discount/premium and debt issuance costs	(29,206)	(18,205)
	2,423,483	1,624,240
Less: current maturities of long-term debt and lease obligations	3,819	27,335
Long-term debt, net of current maturities, discounts and issuance costs	$2,419,664	$1,596,905

(1)	The weighted average interest rate was 2.8% and 3.8% as of September 30, 2021 and December 31, 2020, respectively.

2021 Debt Transactions

On January 29, 2021, the Company amended its revolving credit facility to increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and to extend the maturity date from November 2023 to January 2026. In connection with this amendment, we expensed approximately $1.0 million of unamortized debt issuance costs related to exiting lenders to interest expense in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2021. Approximately $4.3 million of new debt issuance costs related to the amendment will be deferred through January 2026. The 2026 facility is discussed in more detail below.

On March 3, 2021, pursuant to the optional call feature in the indenture governing our 6.75% senior secured notes due 2027 (the “2027 notes”), $82.5 million of 2027 notes were redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest. In connection with this redemption, we recognized a loss on extinguishment of $3.6 million, which was recorded to interest expense in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2021. Of this loss, approximately $2.5 million was attributable to the payment of redemption premiums on the extinguished notes and $1.1 million was attributable to the write-off of unamortized net debt discount and debt issuance costs.

On July 23, 2021, the Company completed a private offering of $1.0 billion in aggregate principal amount of 4.25% senior unsecured notes due 2032 (the “2032 notes”). In connection with the offering, we incurred $13.7 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 2032 notes using the effective interest method. The 2032 notes are discussed in more detail below.

2026 Revolving Credit Facility

The 2026 facility provides for a $1.4 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of September 30, 2021, we had $0.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $1,273.6 million after being reduced by outstanding letters of credit totaling $126.4 million.

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

All obligations under the 2026 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2027 notes, our 5.00% senior unsecured notes due 2030 (the “2030 notes”), and our 2032 notes (such subsidiaries, the “Credit Facility Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Credit Facility Guarantors subject to certain exceptions and permitted liens, including with respect to the 2026 facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The 2026 facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2026 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $140.0 million as of September 30, 2021.

Senior Unsecured Notes due 2032

As of September 30, 2021, we have $1.0 billion outstanding in aggregate principal amount of the 2032 notes, which mature on February 1, 2032. Interest accrues on the 2032 notes at a rate of 4.25% per annum and is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2022.

The terms of the 2032 notes are governed by the indenture, dated as of the July 23, 2021 (the “Indenture”), among the Company, the guarantors named therein (the “2032 Guarantors”) and Wilmington Trust, National Association, as trustee. The 2032 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s direct and indirect wholly owned subsidiaries that guarantee its obligations under the 2026 facility, the 2027 notes and the 2030 notes. Subject to certain exceptions, future subsidiaries that guarantee the 2026 facility, the 2027 notes, the 2030 notes or certain other indebtedness will also guarantee the 2032 notes.

The 2032 notes constitute senior unsecured obligations of the Company and 2032 Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the 2026 facility, the 2027 notes and the 2030 notes, effectively subordinated to all existing and future secured indebtedness of the Company and the 2032 Guarantors (including indebtedness under the 2026 facility and the 2027 notes) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the 2032 Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2032 notes.

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

At any time prior to August 1, 2026, the Company may redeem the 2032 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2032 notes plus the “applicable premium” set forth in the Indenture. At any time on or after August 1, 2026, the Company may redeem the 2032 notes at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date. At any time prior to August 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2032 notes with the net cash proceeds of one or more equity offerings, as described in the Indenture, at a price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of the 2032 notes may require it to repurchase all or part of their 2032 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Fair Value

As of September 30, 2021 and December 31, 2020, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes, 2032 notes and 2026 facility at amortized cost. The fair values of the 2027 notes, 2030 notes and 2032 notes at September 30, 2021 were approximately $736.2 million, $588.8 million and $1,027.1 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2026 facility at September 30, 2021 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2026 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2021.

10. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following (in thousands) as of:

	September 30, 2021	December 31, 2020
Assets
Operating lease right-of-use assets, net	$444,073	$274,562
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	4,490	34,905
Total right-of-use assets	$448,563	$309,467
Liabilities
Current
Current portion of operating lease liabilities	$94,651	$61,625
Current portion of finance lease liabilities (included in current maturities of long-term debt)	1,444	12,178
Noncurrent
Noncurrent portion of operating lease liabilities	360,271	219,239
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	2,709	11,695
Total lease liabilities	$459,075	$304,737

Total lease costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs (1)	$33,820	$21,300	$99,292	$64,293
Finance lease costs:
Amortization of finance lease right-of-use assets	397	1,548	1,787	4,704
Interest on finance lease liabilities	53	382	318	1,041
Variable lease costs	6,827	4,613	20,308	13,275
Total lease costs	$41,097	$27,843	$121,705	$83,313

(1)	Includes short-term lease costs and sublease income which were not material for the three and nine months ended September 30, 2021 and 2020.

Future maturities of lease liabilities as of September 30, 2021 were as follows (in thousands):

	Finance Leases	Operating Leases
2021 (from October 1, 2021)	$409	$29,490
2022	1,570	112,718
2023	1,337	95,739
2024	480	78,513
2025	257	56,062
Thereafter	438	167,888
Total lease payments	4,491	540,410
Less: amount representing interest	(338)	(85,488)
Present value of lease liabilities	4,153	454,922
Less: current portion	(1,444)	(94,651)
Long-term lease liabilities, net of current portion	$2,709	$360,271

Weighted average lease terms and discount rates were as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	6.4	6.3
Finance leases	3.6	2.1
Weighted average discount rate
Operating leases	5.4%	6.3%
Finance leases	4.4%	5.9%

The following table presents cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90,858	$62,185
Operating cash flows from finance leases	318	1,041
Financing cash flows from finance leases	27,565	9,961

Residual value guarantees in our lease agreements are not material. Our lease agreements do not impose any significant restrictions or covenants on us. As of September 30, 2021, we do not have any material leases that have been signed, but have not yet commenced. Leases with related parties are not significant as of September 30, 2021 nor for the three and nine months ended September 30, 2021 and 2020.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 121 individual property lease agreements with a single lessor as of September 30, 2021. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of September 30, 2021, other finance obligations consist of $203.5 million, with cash payments of $5.2 million and $15.9 million for the three and nine months ended September 30, 2021, respectively. These other finance obligations are included on the condensed consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the condensed consolidated balance sheet.

Future minimum commitments for other finance obligations as of September 30, 2021 were as follows (in thousands):

2021 (from October 1, 2021)	$4,236
2022	16,886
2023	16,893
2024	16,911
2025	16,911
Thereafter	174,344
Total	$246,181

11. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2021, our board of directors granted 577,500 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 536,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, 37,000 of the RSUs vest at 50% per year at each anniversary of the grant date over the next two years, and 4,500 of the RSUs vest at 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the grant date. The weighted average grant date fair value for these RSUs was $47.56 per unit, which was based on the closing stock price on the respective grant dates.

Performance and Service Condition Based Restrictive Stock Unit Grants

In the first nine months of 2021, our board of directors granted 37,000 RSUs to employees under our 2014 Incentive Plan for which vesting is based on the Company’s achievement of certain performance targets over a two-year period (“performance condition”) as well as continued employment during the performance period. Assuming continued employment and if the performance vesting condition is achieved, the awards will vest on the second anniversary of the grant date. The actual number of shares of common stock that may be earned ranges from zero to 120% of the RSUs granted. The weighted average grant date fair value for these RSUs was $40.81 per unit, which was based on the closing stock price on the grant date.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2021, our board of directors granted 188,000 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $47.85 per unit, which was determined using the Monte Carlo simulation model using the following assumptions:

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

12. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.9	3.7	2.8	3.5
Stock-based compensation windfall benefit	0.0	(0.4)	(0.5)	(0.9)
Permanent differences and other	(0.4)	(1.2)	(0.1)	(1.4)
	23.5%	23.1%	23.2%	22.2%

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

13. Commitments and Contingencies

As of September 30, 2021, we had outstanding letters of credit totaling $126.4 million under our 2026 facility that principally support our self-insurance programs.

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

14. Related Party Transactions

Effective January 1, 2021, an executive officer of one of our customers, Ashton Woods USA, L.L.C., became a member of the Company’s board of directors. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, as of and for the nine months ended September 30, 2021. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the nine months ended September 30, 2021 or 2020.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the nine months ended September 30, 2021 or 2020.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the novel coronavirus disease 2019 (“COVID-19”), the BMC Merger and the Company’s other acquisitions, the Company’s growth strategies, including gaining market share and its digital strategies, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy, including labor and supply shortages. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor and materials, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, the seasonally adjusted annualized rates for U.S. total housing starts and U.S. single-family housing starts were 1.6 million and 1.0 million, respectively, as of September 30, 2021. Due to competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We believe there are several meaningful trends that indicate U.S. housing demand will continue to grow, including historically low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Building upon the current rate of market growth, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

•

Effect of COVID-19 Pandemic. In March of 2020, the U.S. economy began to see significant disruption, uncertainty and record high levels of unemployment as a result of the COVID-19 pandemic. Housing starts and repair and remodeling activity generally continued to increase throughout 2021 in our markets despite the pandemic. While the COVID-19 pandemic has not had a materially adverse impact on our financial results to date, the extent and duration of any future impact is uncertain, and we may experience a decline in housing starts, reduced sales demand, volatility in commodity prices, challenges in the labor markets and supply chain, increased margin pressures and/or increased operating costs.

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

•

Repair and remodel end market. Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates, supply chain availability and the health of the economy and home financing markets. We expect that our ability to remain competitive and grow in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Availability of Materials. At times since March of 2020, certain of our suppliers have either reduced or ceased production in some or all of their facilities in response to the COVID-19 pandemic. Although these actions did not have a material negative impact on our results of operations to date, these actions have limited the supply of certain materials and extended lead times, which, among other things, have caused, and could continue to cause, the cost of certain materials we purchase, including wood products, to rise, as well as limit our ability to procure the materials we need to fulfill customer demand.

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

•

Capital Structure. As a result of our historical growth through acquisitions, we had $2.5 billion of indebtedness as of September 30, 2021. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile and market interest rates. As such, we may enter into various debt or equity transactions in order to appropriately manage and optimize our capital structure and liquidity needs.

RECENT DEVELOPMENTS

BMC Merger & Other Acquisitions

On January 1, 2021, we completed our previously announced all stock merger transaction with BMC. During the nine months ended September 30, 2021, we have also completed four other acquisitions. The BMC Merger and the other acquisitions were accounted for using the acquisition method of accounting, with Builders FirstSource, Inc. as the accounting acquirer. The operating results of BMC are included as part of the Company beginning on January 1, 2021, while the results of the other acquired companies are included from the date of each acquisition and as such, the historical financial condition, results of operations and cash flows of the Company presented in this quarterly report on Form 10-Q for periods prior to that date do not include BMC or the other acquired companies. These transactions are described in Note 2 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

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

On July 23, 2021, the Company completed a private offering of $1.0 billion in aggregate principal amount of 4.25% senior unsecured notes due 2032 at an issue price of 100% of their par value.

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

Market Information

On August 11, 2021, the board of directors authorized the Company to buy back up to $1.0 billion of its common shares. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, in block trades, accelerated share repurchase transactions, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended September 30, 2021, the Company repurchased 10,958,400 shares at a weighted average price of $52.74 per share for a total cost of approximately $578.2 million, net of fees.

Our common stock traded on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “BLDR” from June 22, 2005 until July 16, 2021. On July 19, 2021, we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) under the symbol “BLDR”.

COVID-19 Pandemic

Despite the limited impact of the COVID-19 pandemic on our financial results since its outset, the extent to which the pandemic may impact our results in future periods is uncertain and will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses, such as required physical distancing or restrictions on business operations and travel, the pace of recovery of economic activity and the impact to consumers, the effectiveness of available vaccines, and any supply chain disruptions and labor shortages, all of which are uncertain and difficult to predict in light of the rapidly evolving nature of the pandemic. Refer to Part I, Item 1A. Risk Factors of our most recent Form 10-K for a full discussion of the risks associated with the COVID-19 pandemic.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the third quarter of 2021, an increase of 8.5% compared to the third quarter of 2020. Actual U.S. single-family starts for the third quarter of 2021 were 0.3 million, an increase of 4.7% compared to the third quarter of 2020. For the nine months ended September 30, 2021, actual U.S. total housing starts were 1.2 million, a 19.5% increase compared to the nine months ended September 30, 2020. Actual U.S. single-family starts were 0.9 million in the first nine months of 2021, a 20.5% increase compared to the same period a year ago. A composite of third party sources, including the NAHB, are forecasting 1.6 million U.S. total housing starts and 1.1 million U.S single family housing starts for 2021, which are increases of 16.0% and 14.1%, respectively from 2020. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 15.5% in 2021 compared to 2020.

Our net sales for the third quarter of 2021 increased 140.0% from the same period last year. The significant increase was primarily driven by acquisitions, with our BMC Merger accounting for 77.3% of our sales growth in the third quarter of 2021, while commodity price inflation accounted for another 38.6%. The remainder of the increase was a result of core organic sales growth in our single family customer segment. Our gross margin percentage in the third quarter of 2021 increased by 6.2% compared to the third quarter of 2020 primarily due to effective pricing relative to the impact of commodity inflation, as well as core organic growth in value-added product categories. Our selling, general and administrative expenses, as a percentage of net sales, were 15.9% in the third quarter of 2021, a 2.9% decrease from 18.8% in the third quarter of 2020, driven primarily by cost leverage on increased net sales.

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

The composition and level of working capital typically change during periods of increasing sales as we carry more inventory and receivables. Working capital levels typically increase in the first and second quarters of the year due to higher sales during the peak residential construction season. These increases may result in negative operating cash flows during this peak season, which historically have been financed through available cash and borrowing availability under credit facilities. Generally, collection of receivables and reduction in inventory levels following the peak building and construction season positively impact cash flow. However, the effects of the COVID-19 pandemic and the significant fluctuations in commodity price that began during the third quarter of 2020 and have continued throughout 2021 have led to increased working capital levels.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9%	75.1%	71.4%	74.2%
Gross margin	31.1%	24.9%	28.6%	25.8%
Selling, general and administrative expenses	15.9%	18.8%	17.0%	20.3%
Income from operations	15.2%	6.1%	11.6%	5.5%
Interest expense, net	0.7%	1.2%	0.6%	1.9%
Income tax expense	3.4%	1.1%	2.5%	0.8%
Net income	11.1%	3.8%	8.5%	2.8%

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Net Sales. Net sales for the three months ended September 30, 2021 were $5.5 billion, a 140.0% increase over net sales of $2.3 billion for the three months ended September 30, 2020. The BMC Merger and commodity price inflation increased net sales by 77.3% and 38.6%, respectively. The remaining increase in net sales is primarily attributable to core organic growth in our single family customer segment and net sales from our other acquisitions.

The following table shows net sales classified by product category (in millions):

	Three Months Ended September 30,
	2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$2,400.5	43.6%	$851.6	37.1%	181.9%
Manufactured products	1,253.9	22.8%	421.3	18.4%	197.6%
Windows, doors & millwork	864.6	15.7%	420.2	18.3%	105.8%
Siding, metal & concrete products	414.2	7.5%	212.4	9.3%	95.0%
Gypsum, roofing & insulation	168.5	3.1%	149.5	6.5%	12.7%
Other building products & services	406.9	7.3%	240.5	10.4%	69.2%
Net sales	$5,508.6	100.0%	$2,295.5	100.0%	140.0%

We achieved increased net sales in all of our product categories, primarily due to the BMC Merger, commodity inflation and core organic sales growth.

Gross Margin. Gross margin increased $1.1 billion to $1.7 billion, driven primarily by the BMC Merger, commodity price inflation, and core organic sales growth. Our gross margin percentage increased to 31.1% in the third quarter of 2021 from 24.9% in the third quarter of 2020, a 6.2% increase. This increase was primarily attributable to pricing relative to the impact of commodity price inflation, as well as core organic growth particularly in value-added product categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $444.1 million, or 103.1% This increase was primarily due to the BMC Merger, including an increase of $97.0 million in related depreciation and amortization expense, and higher variable compensation costs as a result of higher sales and profitability.

As a percentage of net sales, selling, general and administrative expenses decreased to 15.9% in the third quarter of 2021 from 18.8% in the third quarter of 2020, largely driven by cost leverage on increased net sales and disciplined expense management.

Interest Expense, Net. Interest expense was $36.0 million in the third quarter of 2021, an increase of $7.9 million from the third quarter of 2020. The increase was primarily due to higher outstanding debt balance during the third quarter of 2021 compared to the third quarter of 2020.

Income Tax Expense. We recorded income tax expense of $188.3 million and $25.8 million in the third quarters of 2021 and 2020, respectively. Our effective tax rate was 23.5% in the third quarter of 2021 compared to 23.1% in the third quarter of 2020. The increase in the tax expense was primarily driven by the increase in income before income taxes in the current period.

Nine Months ended September 30, 2021 Compared with the Nine Months ended September 30, 2020

Net Sales. Net sales for the nine months ended September 30, 2021 were $15.3 billion, a 153.1% increase over net sales of $6.0 billion for the nine months ended September 30, 2020. The BMC Merger and commodity price inflation increased net sales by 83.9% and 40.5%, respectively. The remaining increase in sales is primarily attributable to core organic growth in our single family customer segment and net sales from our other acquisitions.

The following table shows net sales classified by product category (in millions):

	Nine Months Ended September 30,
	2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$6,726.6	44.1%	$2,026.3	33.6%	232.0%
Manufactured products	3,162.1	20.7%	1,141.5	18.9%	177.0%
Windows, doors & millwork	2,413.1	15.8%	1,215.5	20.2%	98.5%
Siding, metal & concrete products	1,132.2	7.4%	581.8	9.7%	94.6%
Gypsum, roofing & insulation	510.9	3.3%	386.2	6.4%	32.3%
Other building products & services	1,314.1	8.7%	676.8	11.2%	94.2%
Net sales	$15,259.0	100.0%	$6,028.1	100.0%	153.1%

We achieved increased net sales in all of our product categories, primarily due to the BMC Merger, commodity inflation and core organic sales growth.

Gross Margin. Gross margin increased $2.8 billion to $4.4 billion, driven primarily by the BMC Merger, commodity price inflation, and core organic sales growth. Our gross margin percentage increased to 28.6% in the nine months ended September 30, 2021 from 25.8% in the nine months ended September 30, 2020, a 2.8% increase. This increase was primarily attributable to pricing relative to the impact of commodity price inflation, as well as core organic growth particularly in value-added product categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 billion, or 112.5%. This increase was primarily due to the BMC Merger, including an increase of $290.5 million in related depreciation and amortization expense, and higher variable compensation costs as a result of higher sales and profitability.

As a percentage of net sales, selling, general and administrative expenses decreased to 17.0% in the nine months ended September 30, 2021 from 20.3% in the nine months ended September 30, 2020, largely driven by cost leverage on increased net sales and disciplined expense management.

Interest Expense, Net. Interest expense was $95.6 million in the nine months ended September 30, 2021, a decrease of $11.2 million from the nine months ended September 30, 2020. Interest expense decreased primarily due to a loss on extinguishment of

$28.0 million recognized during the first nine months of 2020, partially offset by approximately $4.6 million expensed in the first nine months of 2021 related to the partial 2027 notes redemption and the 2026 facility amendment, as well as higher debt balances in the first nine months of 2021.

Income Tax Expense. We recorded income tax expense of $387.1 million and $49.6 million for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 23.2% in the first nine months of 2021 compared to 22.2% in the first nine months of 2020. The increase in the tax expense was primarily driven by an increase in income before income taxes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at September 30, 2021 consist of cash on hand and borrowing availability under our 2026 facility.

Our 2026 facility will be primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 facility to facilitate debt repayment and consolidation. Availability under the 2026 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability (in millions) as of:

	September 30, 2021	December 31, 2020
Accounts receivable availability	$1,312.7	$608.8
Inventory availability	1,169.8	514.7
Other receivables availability	138.2	50.9
Gross availability	2,620.7	1,174.4
Less:
Agent reserves	(73.9)	(40.6)
Plus:
Cash in qualified accounts	160.5	413.9
Borrowing base	2,707.3	1,547.7
Aggregate revolving commitments	1,400.0	900.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,400.0	900.0
Less:
Outstanding borrowings	-	(75.0)
Letters of credit	(126.4)	(78.0)
Net excess borrowing availability on revolving facility	$1,273.6	$747.0

As of September 30, 2021, we did not have any outstanding borrowings under our 2026 facility and our net excess borrowing availability was $1.3 billion after being reduced by outstanding letters of credit totaling $126.4 million. Excess availability must equal or exceed a minimum specified amount, currently $140.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2021.

Liquidity

Our liquidity at September 30, 2021 was $1.5 billion, which consists of net borrowing availability under the 2026 facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $903.2 million for the nine months ended September 30, 2021 compared to cash provided by operating activities of $155.1 million for the nine months ended September 30, 2020. The increase in cash provided by operating activities was largely the result of an increase in net income in the first nine months of 2021, exceeding the net income in the first nine months of 2020.

For the nine months ended September 30, 2021 the Company used $970.4 million in cash in investing activities, $874.3 million more than the same period in the prior year.  Of this increase, $882.2 million more was spent on acquisitions and $68.2 million more as a net investment in property, plant and equipment.  Offsetting these increases in cash used for investing activities was cash acquired in the BMC Merger and from the Gypsum Divestiture.

Cash used in financing activities was $131.9 million for the nine months ended September 30, 2021, which consisted primarily of the issuance of $1.0 billion of 2032 notes, offset by cash used to extinguish $359.8 million of debt acquired in the BMC Merger and to redeem $82.5 million of the Company’s 2027 notes, as well as to repurchase $565.6 million our common stock. Cash provided by financing activities was $267.8 million for the nine months ended September 30, 2020, which was primarily related to the net proceeds received from the Company’s financing transactions during the period, including the issuance of $550.0 million of 2030 notes and the issuance of $350.0 million of 2027 notes. The proceeds from these issuances were offset by the redemption of the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes, and $47.5 million in aggregate principal amount of senior secured notes due 2027.

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

Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to, future expected cash flows from acquired trade names and customer relationships, the period of time the acquired trade names and customer relationships will continue to be used and discount rates used to determine the present value of estimated future cash flows. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes, our 2030 notes, and our 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2026 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. We did not have outstanding borrowings on our 2026 facility as of September 30, 2021. The 2026 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2021, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the period covered by this report, other than described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2021, the Company completed the BMC Merger. The Company is currently in the process of integrating BMC pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities of the BMC and other acquisitions, and as a result, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. Because of the size, complexity and timing of the BMC Merger, the internal controls over financial reporting of BMC and other acquisitions could be excluded from management’s assessment of the Company’s internal control over financial reporting for the year ended December 31, 2021, as applicable and as permitted under Securities and Exchange Commission regulations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the third quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2021 — July 31, 2021	4,470	$43.57	—	$—
August 1, 2021 — August 31, 2021	4,322,694	51.18	4,317,500	778,976,435
September 1, 2021 — September 30, 2021	6,640,900	53.75	6,640,900	422,031,163
Total	10,968,064	$52.73	10,958,400	$422,031,163

In the third quarter of 2021, 10,958,400 shares were repurchased and retired pursuant to a share repurchase program authorized by our board of directors on August 11, 2021. Under this program we are authorized to repurchase up to $1.0 billion of our common stock. The remaining 9,664 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 4, 2021 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

*	Filed herewith.
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

November 4, 2021

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 4, 2021

/s/ JAMI COULTER
Jami Coulter
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 4, 2021