Form 10-K
period 2021-12-31
Builders FirstSource, Inc.
filed 2022-03-01
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $8,744.7 million based on the closing price per share on that date of $42.66 as reported on the NASDAQ Stock Market LLC.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 23, 2022 was 176,772,541.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 14, 2022 are incorporated by reference into Part II and Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1. Business

CAUTIONARY STATEMENT

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the continuing COVID-19 pandemic, the BMC Merger (as defined below) and the Company’s other acquisitions, the Company’s growth strategies, including gaining market share and its digital strategies, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy, including labor and supply shortages. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of this annual report on Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission (“SEC”). Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

BMC MERGER

On January 1, 2021, Builders FirstSource, Inc. completed its all stock merger transaction with BMC Stock Holdings, Inc., a Delaware corporation (“BMC”), pursuant to the Agreement and Plan of Merger, dated as of August 26, 2020 (as amended, restated, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and among Builders FirstSource, Inc., Boston Merger Sub I Inc., a Delaware corporation and direct wholly owned subsidiary of Builders FirstSource, Inc. (“Merger Sub”), and BMC. On the terms and subject to the conditions set forth in the Merger Agreement, on January 1, 2021, Merger Sub merged with and into BMC, with BMC continuing as the surviving corporation and a wholly owned subsidiary of Builders FirstSource, Inc. (the “BMC Merger”). On January 1, 2022, we completed a legal entity reorganization pursuant to which, among other things, BMC was merged with and into Builders FirstSource, Inc., with Builders FirstSource, Inc. continuing as the surviving corporation.

In this annual report, unless otherwise stated or the context otherwise requires, references to the “company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries.

The BMC Merger was accounted for using the acquisition method of accounting, and the Company was treated as the accounting acquirer. The operating results of BMC are reported as part of the Company beginning on January 1, 2021, and as such, references to the Company’s historical financial condition prior to that date, including results of operations and cash flows, do not include BMC, unless otherwise noted.

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 565 locations in 42 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

We offer an integrated solution to our customers by providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble specifically for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services include professional installation, turn-key framing and shell construction, spanning all of our product categories. Further, through our Paradigm subsidiary, we offer software solutions and services for the building products industry.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock traded on the NASDAQ Global Select Market of the NASDAQ Stock Market LLC (“NASDAQ”) under the symbol “BLDR” from June 22, 2005 until July 16, 2021. On July 19, 2021, we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”) under the symbol “BLDR.”

OUR INDUSTRY

We compete in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Suppliers in the Pro Segment primarily focus on serving professional customers such as homebuilders and remodeling contractors. The Pro Segment consists predominantly of small, privately owned suppliers, including framing and shell construction contractors, local and regional materials distributors, single or multi-site lumberyards, and truss manufacturing and millwork operations. Because of the predominance of smaller privately owned companies and the overall size and diversity of the target customer market, the Pro Segment remains highly fragmented. There were only nine building product suppliers, excluding BMC, with manufacturing capabilities in the Pro Segment that generated more than $500 million in sales, according to HBS Dealer magazine’s 2021 Top 300 list. Including BMC, we are the largest building product supplier with manufacturing capabilities on the HBS Dealer’s list and the only building supplier with manufacturing capabilities with over $5 billion in sales.

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

The residential building products industry is characterized by several key trends, including greater utilization of manufactured components, an expanding role of the distributor in providing turn-key services and a consolidation of suppliers by homebuilders, as described in more detail below. Additionally, there is increasing interest in using digital tools to help drive end-to-end efficiencies throughout the construction industry.

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

According to the U.S. Census Bureau, the single-family residential construction market was an estimated $421.0 billion in 2021, which was 12.5% higher than 2020, but still lagging the historical high of $470.4 billion in 2006. Further, according to the Home Improvement Research Institute (“HIRI”) in its September 2021 semi-annual forecast, the professional repair and remodel end market was an estimated $160.9 billion in 2021, which was 18.2% higher than 2020.

OUR CUSTOMERS

We serve a broad customer base across the United States. We have a diverse geographic footprint, as we have operations in 47 of the top 50 and 85 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”), as ranked by single family housing permits based on available 2021 U.S. Census data. In addition, approximately 93% of U.S. single-family housing permits in 2021 were issued in MSAs in which we operate. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2021, our top 10 customers accounted for approximately 18% of net sales, with our largest customer accounting for approximately 5% of net sales. Our top 10 customers are comprised primarily of the largest national production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Pulte Homes, Inc., Lennar Corporation, Taylor Morrison Home Corporation, and M/I Homes, Inc.

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

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, steel roof trusses, wall panels, and engineered wood that we design, cut, and assemble for each home. Manufactured products also include our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber and lumber sheet goods into customized framing packages, saving builders both time and money and improving job site safety. Our manufactured products allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, and wall panels are built in a factory-controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without manufactured products, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors are also stronger and straighter than conventionally framed floors. While not as sensitive to commodity price fluctuations as Lumber & Lumber Sheet Goods, the products in this category include lumber & lumber sheet goods, and thus are somewhat sensitive to commodity price fluctuations.

Windows, Doors & Millwork. Windows & doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture a portion of the vinyl windows that we distribute in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance, such as periodic caulking and painting.

Siding, Metal, and Concrete. Siding, metal, and concrete includes vinyl, composite, and wood siding, exterior trim, other exteriors, metal studs and cement.

Gypsum, Roofing & Insulation. Gypsum, roofing, and insulation include wallboard, ceilings, joint treatment and finishes.

Other Building Products & Services. Other building products & services consist of various products, including cabinets and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products can reduce overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess. We also offer software products through our Paradigm subsidiary, including drafting, estimating, quoting, and virtual home design services, help provide software solutions to retailers, distributors, manufacturers and homebuilders that boost sales, reduce costs, and become more competitive. We will continue to pursue profitable business in this category.

We compete in a fragmented marketplace. We believe our integrated approach and scale allow us to compete effectively through our comprehensive product lines, prefabricated components and value-added services, combined with the knowledge of our integrated sales forces to enable our homebuilder customers to complete construction more quickly, with higher quality and at a lower cost. While we expect these benefits to be particularly valuable to our customers in market environments characterized by labor shortages, sourcing challenges or sharply rising demand for new homes, we expect such benefits will also be increasingly valued and demanded by our customers operating under normal market conditions.

MANUFACTURING

Our manufacturing facilities utilize industry leading technology and high-quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors & millwork.

Manufactured Products — Trusses and Wall Panels. Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type — production versus custom builders. Production builders use prototype house plans as they replicate houses. These house plans may be minimally modified to suit individual customer demand. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. For custom builders, the components are designed individually for each house. We download the shop drawings from our design department to computerized saws. We assemble the cut lumber to form roof trusses, floor trusses or wall panels, before shipping the finished components by house to the job site. In addition, we offer our Ready-Frame® framing system which uses specialty software to calculate project-specific lumber needs to provide pre-cut and labeled packages delivered and ready to assemble on the jobsite.

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

Custom Millwork. Our manufactured custom millwork consists primarily of interior and exterior pre hung door systems, intricate interior and exterior mouldings, custom and premium windows, finish hardware, stair parts, mantels and columns units.

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

Organic Growth of Value-add Products and Services

Maximize our share of wallet by capturing above-market growth in our higher margin value added products. We believe our national manufacturing footprint and differentiated capabilities will allow us to capture growth in our higher margin value-added products, including trusses, wall panels and millwork. We believe our value-added products address the growing demand for ways to build homes more efficiently, addressing labor constraints and rising costs. We plan to accelerate this growth by further expanding our national manufacturing footprint to serve locations that do not currently have adequate access to these high margin products. By focusing on our differentiated platform and broad product mix, we are able to offer a complete array of products and services that would otherwise need to be sourced from various distributors, providing us an opportunity to capture a greater share of wallet. This operational platform often will make us a preferred distributor for large-scale national homebuilders as well as local and custom homebuilders looking for more efficient ways to build a home. We believe that customers continue to place an increased value on these capabilities, which further differentiates us from our competitors.

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

Drive Operational Excellence

Optimize our highly scalable cost structure with operational excellence initiatives. We continue to focus on standardizing and automating processes and technology-based workflows to minimize costs, streamline our operations and enhance working capital efficiency. We are implementing operational excellence initiatives that are designed to further improve efficiency, as well as customer service. These initiatives, including distribution and logistics, pricing and margin management, back-office efficiencies, customer integration and systems-enabled process improvements, should yield significant cost savings. The scope and scale of our existing infrastructure, customer base, and logistical capabilities mean that improvements in efficiency, when replicated across our network, can yield substantial profit margin expansion.

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

Environmental, social and governance strategy. We are also committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Consistent with our core values, our goal is to be recognized by our customers as the preferred supplier, by our employees as a safe, diverse and inclusive workforce, by the industry as being at the forefront of innovation, by our stakeholders as an ethical company and by the communities in which we serve as a good corporate citizen. We recognize that the environmental sustainability of our products is important to both us as a company and to our customers. We prioritize purchasing and supplying sustainable wood products led by the Sustainable Forestry Initiative. Helping homebuilders become more productive, more efficient, and safer is fundamental to what we do and we are passionate about building this future together.

Pursue Strategic Acquisitions

Leverage free cash flow to accelerate strategic growth. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy is focused on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we plan to selectively seek acquisition targets that manufacture prefabricated components such as factory-built roof and floor trusses, wall panels, and engineered wood, as well as other value-added products such as vinyl windows and millwork. We also intend to pursue potential acquisitions that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there remain a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and where homebuilders, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our management has shown the capability to effectively and efficiently integrate newly acquired businesses, ramping up productivity and driving value. We have successfully integrated approximately 50 acquisitions since 1998, including the BMC and ProBuild transactions both of which were company and industry transforming.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation, and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2021, we employed approximately 2,300 sales representatives, who are paid a commission based on gross margin dollars collected and worked with approximately 2,500 sales coordinators and product specialists.

BACKLOG

Due to the nature of our business, backlog information is not meaningful. While our customers may provide an estimate of their future needs, in most cases we do not receive a firm order from them until just prior to the anticipated delivery dates. Accordingly, in many cases the time frame from receipt of a firm order to shipment does not exceed a few days.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB and plywood along with engineered wood, windows, doors, millwork, gypsum and roofing. Our largest suppliers are national companies such as Boise Cascade Company, Weyerhaeuser Company, Canfor Corporation, Norbord, Inc., West Fraser Timber Co. Ltd., James Hardie Industries plc, PlyGem Holdings, Inc., Mitek Industries, Inc., M I Windows and Doors, Inc., Andersen Corporation, Masonite International Corporation and JELD-WEN Inc. We believe marketplace supply allows us to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized procurement platform for commodity wood products and corporate oversight of purchasing programs, we believe we are able to maximize the advantages of both our and our suppliers’ broad geographic footprints and negotiate purchases across multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply. Additionally, for certain customers, we institute purchasing programs on commodity wood products such as OSB and lumber to align portions of our procurement costs with our customer pricing commitments. We balance our OSB and lumber purchases with a mix of contract and spot market purchases to ensure consistent supply of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from thousands of suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than approximately 7% of our total materials purchases for the year ended December 31, 2021, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings which would further enhance our margins and cash flow.

COMPETITION

We compete in the Pro Segment of the U.S. residential building products supply market. We have and will continue to experience competition for homebuilder business due to the highly fragmented nature of the Pro Segment. Most of our competitors in the Pro Segment are small, privately held local or regional businesses. Most of these companies have limited access to capital and lack sophisticated information technology systems and large-scale procurement capabilities. We believe we have substantial competitive advantages over these smaller competitors due to our long-standing customer relationships, local market knowledge and competitive pricing. Our largest competitors in our markets often include one or more of 84 Lumber Company, Carter Lumber Company and US LBM Holdings, LLC. Our customers primarily consist of professional homebuilders and those that provide construction services to them, with whom we focus on developing strong relationships. The principal methods of competition in the Pro Segment are the development of long-term relationships with professional builders and retaining such customers by (i) delivering a full range of high-quality products on time, and (ii) offering trade credit, competitive pricing and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. Our leading market positions in the highly competitive Pro Segment create economies of scale that allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

HUMAN CAPITAL

At December 31, 2021, we had approximately 28,000 employees. Less than 2% are covered by collective bargaining agreements, where we believe our relations with the labor unions are generally good. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

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

During 2021, our experience and continuing focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our team members and workplace visitors safe during the COVID-19 pandemic.

The Company also aspires to reduce its lost time and recordable injuries each year. In 2021, we reduced our Total Recordable Incident Rate for the sixth consecutive year and by approximately 18% over the prior year.

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

Our Company strives to foster a culture that encourages collaboration, flexibility and fairness to enable all team members to contribute to their full potential. We are committed to enhancing our efforts related to diversity and inclusion across all aspects of our organization, including hiring, promotion and developmental opportunities. We conduct both in-person and online diversity training through our online learning management system, and we are working to create greater awareness, eliminate unconscious bias and foster more open and honest communication through our recently established Corporate Inclusion Council.

To assess and improve our efforts, the Company recently surveyed employees finding that the majority of employees feel welcome, safe and included, treated fairly with opportunities to reach full potential, supported professionally, emotionally and socially and are comfortable sharing experiences and opinions, and valued as a team member. We identified four key priorities through our survey: enhance awareness, increase diversity of the workforce, improve and enhance communication, and increase inclusion and engagement. With these priorities in mind we have launched diversity and inclusion trainings, introduced quarterly town halls and engage in regular Companywide communications, introduced leadership development and sales trainings, and are in the process of establishing regional and local employee resource groups.

Learning & Development

In order to attract and retain top talent, we provide several resources in a variety of formats that promote the ongoing learning and development of our team members. We offer leadership development training for new and existing leaders in topics such as: Effective Communication, Conducting Performance Management, Developing Successful and Productive Teams, Conflict Resolution & Management, Providing Exceptional Customer Service, Hiring for Fit and Building a Diverse and Inclusive Team. We have maintained our commitment to learning and development through our online learning management system and limited on-site courses facilitated in a safe setting by our training and development team. We significantly expanded our online course availability during 2021 by offering approximately 8,000 courses in our system which is available to all team members.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary enterprise resource planning (“ERP”) systems, which we currently use for operations representing the majority of our sales, are proprietary systems that have been highly customized by our computer programmers. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on hundreds of thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and speed payment.

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

The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains, and macroeconomic conditions, which in turn has materially impacted our business. While demand for building products has remained high throughout most of the pandemic, the COVID-19 pandemic has caused significant disruptions and delays in the manufacture and distribution of building products throughout the industry supply chain, resulting in shortages and shipping delays of several categories of building products, such as windows and lumber. In turn, these supply chain disruptions have in many cases led to significant spikes in the prices of the affected building products, which may impact our margins if we are unable to pass along these price increases to our customers. Furthermore, the COVID-19 pandemic has resulted in increased labor costs and a general labor shortage in our industry to meet the high demand for our services.  While we expect the COVID-19 pandemic to continue to impact our business in the near term, particularly in regions where we derive a significant amount of our revenue or profit or where our suppliers and customers are located, the extent and duration of the continued effects of the COVID-19 pandemic on our business and results of operation is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the scope, duration and severity of the pandemic (including the possibility of further surges or variations of concern of COVID-19 or the emergence of other health epidemics or pandemics), the efficacy of the vaccination program in the U.S., supply chain disruptions, decreased demand for our products and services, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown or recession in the U.S. economy. Any of these developments could materially and adversely affect our business, financial condition and results of operations.

We cannot predict the duration or scope of the COVID-19 pandemic or when or how our business, financial conditions and results of operations will be further impacted by it, including as a result of a deterioration in the U.S. economy, inflation, rising interest rates, supply chain disruption or labor shortages. In particular, any significant downturn in residential construction as a result of the economic impact of the COVID-19 pandemic could have an adverse effect on our business, financial condition and results of operations.

To the extent the COVID-19 pandemic adversely affects our business, financial conditions and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

The industry in which we operate is dependent upon the residential homebuilding industry, as well as the U.S. economy, the credit markets and other important factors.

The building products industry is highly dependent on new home and multifamily construction as well as repair and remodel, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels and occupancy, housing demand and the health of the U.S. economy and mortgage markets. Unfavorable changes in demographics, credit markets, consumer confidence, household incomes, inflation, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy, including as a result of the COVID-19 pandemic, in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Production of new homes and multifamily buildings may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized builders and sub-contractors, and shortages of suitable building lots and material. In addition, the building industry is subject to various local, state, and federal statutes, ordinances, and regulations concerning zoning, building design and safety, construction, energy and water conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area or in order to maintain certain areas as primarily or exclusively residential. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The building supply industry is subject to cyclical market pressures.

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, including inflation and interest rates, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility, such as the spike in lumber prices experienced in our industry as a result of the COVID-19 outbreak, and directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. Our lumber and lumber sheet goods product category represented 42.3% of total net sales for the year ended December 31, 2021. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

The building products supply industry is highly fragmented and competitive. We face, and will continue to face, significant competition from local, regional and other national building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders or commercial builders or (5) adapt more quickly to new technologies or evolving customer requirements than we do or. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, have intensified their marketing efforts to professional homebuilders in recent years and may continue to intensify these efforts in the future. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders or commercial builders, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders or commercial builders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders or commercial builders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

Homebuyer demand may shift towards smaller homes creating fluctuations in demand for our products.

Home affordability can be a key driver in demand for our products and home prices have increased meaningfully since the beginning of the COVID-19 pandemic. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices may result in homes becoming less affordable. Furthermore, consumer preferences could shift to smaller or larger homes in the future. This could cause homebuyer demand to soften or shift substantially which could have an adverse impact on our financial condition, operating results and cash flows if we are unable to respond to the new market demands effectively.

A range of factors may make our quarterly revenues, earnings and cash flows variable.

We have historically experienced, and in the future will continue to experience, variability in revenues, earnings and cash flows on a quarterly basis. The factors expected to contribute to this variability include, among others: (1) the volatility of prices of lumber, wood products and other building products, (2) the cyclical nature of the homebuilding industry, (3) general economic conditions in the various areas that we serve, (4) the intense competition in the industry, including expansion and growth strategies by competitors, (5) the production schedules of our customers and suppliers, (6) the effects of the weather and (7) labor costs, labor shortages and available capacity to meet customer demand for our products. These factors, among others, make it difficult to project our operating results and cash flows on a consistent basis, which may affect the price of our stock.

Operational and Strategic Risks

We may be unable to successfully implement our growth strategy, which includes increasing sales of our prefabricated components and other value-added products, pursuing strategic acquisitions, opening new facilities, implementing operational excellence, pursuing digitization opportunities and initiatives, and maintaining a balanced debt level.

Our long-term strategy depends in part on growing our sales of prefabricated components and other value-added products, increasing our market share, and implementing various initiatives to increase our operational efficiency, improve our margins, optimize our pricing strategies, and streamline the customer experience. If any of these initiatives are not successful, or require extensive investment, our growth may be limited, and we may be unable to achieve or maintain expected levels of growth and profitability.

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

Furthermore, we have made significant investments, and intend to continue to invest, in technology solutions designed to increase the efficiency of the homebuilding process.  There is no guarantee that such solutions will be effective, will be adopted by our customers, will be able to compete with alternative technology solutions, including from start-up and more well established technology companies or our competitors, or that we will realize the anticipated benefits from our investments in these solutions.  As a result, we may suffer losses on these investments or lose market share if competing technology solutions are more widely adopted than the technology solutions we are developing.

We have consummated a number of strategic acquisitions as part of our growth strategy and intend to continue to pursue strategic acquisitions in the future as part of our growth strategy.  Strategic acquisitions involve risks and if we are unable to realize the anticipated benefits of these transactions or identify suitable acquisition candidates in the future our growth, financial condition and results of operations could be materially and adversely affected

Strategic acquisitions are an important part of our growth strategy and we seek to identify attractive acquisitions opportunities that we believe will be accretive and result in increased sales and EBITDA, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, in connection with evaluating potential strategic transactions, we may incur significant expenses for the evaluation and due diligence investigation and negotiation of any potential transaction. Furthermore, multiples for acquisition targets have generally increased over the past few years and we face increased competition from other acquirors for attractive acquisition opportunities.  As a result, we may not be able to consummate acquisitions on favorable terms, if at all.  We may also not be able to obtain necessary approvals to consummate acquisitions. An inability to continue to identify and consummate attractive acquisitions could adversely affect our growth.

If we complete an acquisition, we need to successfully integrate the target company’s products, services, associates and systems into our business operations in order to realize the anticipated benefits from an acquisition. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Although we have been successful in the past with the integration of numerous acquisitions, we may not be able to successfully integrate the operations of any future acquired businesses, including the recent BMC Merger, with our own in an efficient and cost-effective manner or without significant disruption to our or the acquired companies’ existing operations. Furthermore, even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt or issue additional shares of our common stock in order to consummate acquisitions in the future. Potential new debt may be substantial and may limit our flexibility in using our cash flow from operations. The issuance of new shares of our common stock could dilute the equity value of our existing stockholders. Our failure to fully integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows

We are subject to competitive pricing pressure from our customers.

Production homebuilders and multi-family builders historically have exerted and will continue to exert significant pressure on their outside suppliers, including on us, to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. Given this pricing pressure, we may not be able to pass along price increases for lumber, wood products and other building products to our customers, which could impact our margins.   In addition, continued consolidation among production homebuilders or multi-family and commercial builders, or changes in such builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected.

Furthermore, in periods of economic downturn these pricing pressures tend to increase. As a result, we may face heightened pricing pressures in the event of an economic downturn resulting from the continuing COVID-19 pandemic or otherwise, and our financial condition, operating results and cash flows may be adversely affected.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 18% of our net sales for the year ended December 31, 2021. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any downturn, some of our homebuilder customers may exit or severely curtail building activity in certain of our markets.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Generally, our products are obtainable from various sources and in sufficient quantities. However, as noted above, the COVID-19 pandemic has caused significant disruptions and delays in the manufacture and distribution of building products throughout the industry supply chain, resulting in shortages and shipping delays of several categories of building products, including windows and lumber. The loss of, or an ongoing substantial decrease in the availability of products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

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

Furthermore, the inability of our suppliers to meet our supply needs in a timely manner or our quality standards could cause delays to delivery date requirements of our customers. Such failures could result in the cancellation of orders, customers’ refusal to accept deliveries, a reduction in purchase prices, and ultimately, termination of customer relationships, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity. In that case, we may be required to seek alternative sources of materials or products. Our inability to identify and secure alternative sources of supply could have a material and adverse effect on our ability to satisfy customer orders. While we have largely been able to manage these supply chain disruptions to date, there is no guarantee that we will be able to do so in the future.

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

In addition, competition for non-management employees has increased significantly since the COVID-19 pandemic resulting in higher labor costs and labor shortages at our facilities.  As a result, we may continue to face higher operating expenses and may lose revenue opportunities if we lack capacity due to labor shortages to meet customer demand. While only a small percentage of our workforce is unionized, there can be no assurance that additional employees will not conduct union organization campaigns or become union members in the future and a failure to renew existing collective bargaining agreements on favorable terms could lead to further labor shortages and higher labor costs.

We may be adversely affected by any disruption in our respective information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary ERP systems are proprietary systems that have been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon our information technology systems to run critical accounting and financial information systems, process receivables, manage and replenish inventory, fill and ship customer orders on a timely basis, and coordinate our sales activities across all products and services. A substantial disruption in our information technology systems for any prolonged time period could result in problems and delays in generating critical financial and operational information, processing receivables, receiving inventory and supplies and filling customer orders. These disruptions could adversely affect our operating results as well as our customer service and relationships. Our systems, or those of our significant customers or suppliers, might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet. In addition, we rely on a number of third-party service providers to execute certain business processes and maintain certain information technology systems and infrastructure, and any breach of security or disruption in their systems could impair our ability to operate effectively. Such disruptions, delays, problems, or associated costs relating to our systems or those of our significant customers, suppliers or third-party providers could have a material adverse effect on our financial condition, operating results and cash flows.

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

Furthermore, our customers are continuing to increasingly demand and rely on increased technology in their operations. We anticipate digitization trends in the home-building industry to continue and have made significant investments in technology solutions to further drive digitization of the home-building industry. While we believe such trends present opportunities for our business, we may be unsuccessful in keeping pace with the development of such technologies, which could result in loss of customers.

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

The success of the BMC Merger will depend on, among other things, our continued ability to integrate the business of BMC into our existing business in a manner that facilitates growth opportunities and realizes cost savings. Our goal is to achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. While our integration of BMC has been largely successful to date, anticipated growth and cost savings, may be lower than what we expect and may take longer to achieve than anticipated, which could have an adverse effect on our revenues, level of expenses and operating results.

In addition, the continued integrating of the business of BMC into our existing business may result in additional and unforeseen expenses, and the anticipated benefits of our integration plan may not be fully realized. If we are not able to adequately address integration challenges, we may be unable to fully realize the anticipated benefits of the integration of BMC’s operations into our existing business. If we are not able to successfully achieve these objectives, the anticipated benefits of the BMC Merger may not be realized fully, or may take longer to realize than expected. An inability to realize the full extent of the anticipated benefits of the BMC Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, level of expenses and operating results, which may adversely affect the value of our common stock.

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

There may also be additional unanticipated significant costs in connection with the BMC Merger that we may not recoup. These costs and expenses could reduce the realization of efficiencies, strategic benefits and additional income we expect to achieve from the BMC Merger. Although we expect that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term or at all

Financial and Liquidity Risks

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2021, our debt totaled $2,957.3 million, which includes $206.8 million of finance lease and other finance obligations. As of December 31, 2021, we also had a $1.4 billion revolving credit facility which was extended in December 2021 to a maturity date of December 17, 2026 (“2026 facility”) and increased on February 4, 2022 to $1.8 billion. We had $588.0 million in outstanding borrowings and $126.4 million of letters of credit outstanding as of December 31, 2021 under the 2026 facility. In addition, we also have $472.0 million in obligations under operating leases. Subsequent to December 31, 2021, the Company also completed a private offering of an additional $300.0 million in aggregate principal amount of 2032 notes.

Our level of indebtedness could have important consequences to us, including:

•	make it more difficult for us to satisfy our obligations with respect to our other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•	increasing our vulnerability to general economic and industry conditions;
•

requiring a substantial portion of our operating cash flow to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, future business opportunities, share repurchases and retirement of debt;

•	exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the 2026 facility are at variable rates of interest;
•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;
•	limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared to our competitors who may have less debt; and
•	limiting our attractiveness as an investment opportunity for potential investors.

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

We are substantially reliant on cash on hand and borrowing availability under the 2026 facility, which totaled $728.2 million at December 31, 2021, to provide working capital and fund our operations. Our working capital requirements are likely to grow as we continue to grow organically and through acquisitions. Our inability to renew, amend or replace our debt instruments when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing the 2026 facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $140.0 million as of December 31, 2021.

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

Interest rates may increase in the future. As a result, interest rates on our 2026 facility could be higher or lower than current levels.  As of December 31, 2021, we had approximately $588.0 million, or 19.9%, of our outstanding debt at variable interest rates.  If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense and further decreasing our net income and cash flows. In recent years, the Company has executed several debt transactions designed to reduce debt, extend maturities or lower our interest rates. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

A 1.0% increase in interest rates on the 2026 facility would result in approximately $5.9 million in additional interest expense annually as we had $588.0 million in outstanding borrowings as of December 31, 2021. The 2026 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

We anticipate that we will retain future earnings and other cash resources for the future operation and development of our business, including acquisitions, and to fund potential share repurchases and debt reduction. Accordingly, we do not expect to declare or pay regular cash dividends on our common stock in the near future. Our board of directors may approve the payment of future dividends after taking into account many factors, including our operating results, financial condition, current and anticipated cash needs, plans for expansion, and any restrictions on the payment of such dividends by the terms of our outstanding indebtedness.

Our inability to effectively deploy our excess capital may negatively affect return on equity and stockholder value.

Throughout 2021, we generated significant excess cash flows. Our business plan calls for us to execute a variety of strategies to deploy excess capital including, but not limited to, continued organic balance sheet growth and the consideration of potential acquisition opportunities to further deploy our excess capital when we expect such opportunities to significantly enhance long-term stockholder value. We have also repurchased approximately $2.0 billion of our shares since January 2021 and intend to continue repurchasing shares pursuant to the additional $1.0 billion share repurchase authorization approved by our board of directors and announced on February 18, 2022. Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

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

We are subject to income and other taxes in the United States. We are subject to ongoing tax audits in various jurisdictions. We regularly assess the likely outcome of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation. Any future changes in federal and state tax laws and regulations could have an adverse direct impact on our corporate taxes and/or an adverse indirect impact such as making purchasing a home less attractive, which could reduce demand for homes. Adverse impacts from any future changes in federal and state laws and regulations on our business could include an adverse impact on our financial condition, operating results and cash flows.

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

In addition, general weather patterns affect our operating results throughout the year, with adverse weather historically reducing construction activity in the first and fourth quarters in the regions in which we primarily operate. Adverse weather events, natural disasters or similar events, including as a result of climate change, could generally reduce or delay construction activity, which could adversely impact our financial condition, operating results and cash flows. Furthermore, if certain regions where we have made significant investments become less desirable for new home building due to the frequency of adverse weather events or climate change, we could incur significant losses at our facilities throughout these regions

The price of our common stock is volatile and may decline.

The market price of our common stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. For example, between January 1, 2021 and December 31, 2021, the closing price of our common stock on the NASDAQ (through July 16, 2021) or on the NYSE (from July 19, 2021) ranged from $37.94 to $85.71 per share. In addition, the price of our common stock may fluctuate significantly in response to various factors, including:

•	actual or anticipated fluctuations in our results of operations;
•	announcements by us or our competitors of significant business developments, changes in customer relationships, acquisitions, or expansion plans;
•	changes in the prices of products we sell;
•	involvement in litigation;
•	our sale or repurchases of common stock or other securities in the future;
•	market conditions in our industry;
•	changes in key personnel;
•	changes in market valuation or earnings of our competitors;
•	the trading volume of our common stock;
•	changes in the estimation of the future size and growth rate of our markets; and
•	general economic and market conditions.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 42 states throughout the U.S. Based on available 2021 U.S. Census data, we have operations in 47 of the top 50 and 85 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2021.

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

Our manufacturing facilities produce trusses, wall panels, engineered wood, windows, pre-hung doors and custom millwork. Where efficient, they are located on the same premises as our distribution facilities. Truss and panel manufacturing facilities vary in size from 30,000 square feet to 60,000 square feet with eight to 10 acres of outside storage for lumber and for finished goods. Our window manufacturing facility in Houston, Texas is approximately 200,000 square feet.

We contractually lease approximately 415 facilities and own approximately 150 facilities. These leases typically have an initial lease term of five to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 121 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

In addition, we operate a fleet of approximately 17,700 rolling stock units, which includes approximately 7,700 trucks and 7,100 forklifts as well as trailers to deliver products from our distribution and manufacturing centers to our customers’ job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of February 23, 2022 was 96.

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

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Builders FirstSource, Inc., the Russell 2000 Index,
and S&P 600 Building Products Index

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/16
12/17
12/18
12/19
12/20
12/21
Builders FirstSource, Inc.
Russell 2000
S&P 600 Building Products Index

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.

	12/16	12/17	12/18	12/19	12/20	12/21
Builders FirstSource, Inc.	100.00	198.63	99.45	231.63	372.01	781.31
Russell 2000	100.00	114.65	102.02	128.06	153.62	176.39
S&P 600 Building Products Index	100.00	108.38	78.68	99.77	126.08	157.71

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 14, 2022 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2021 — October 31, 2021	4,475,045	$56.01	4,474,200	$171,531,266
November 1, 2021 — November 30, 2021	3,128,981	70.10	3,128,800	952,276,139
December 1, 2021 — December 31, 2021	8,898,768	78.65	8,898,000	252,635,195
Total	16,502,794	$70.89	16,501,000	$252,635,195

In the fourth quarter of 2021, 16,501,000 share were repurchased and retired pursuant to the total $2.0 billion share repurchase plan authorized by our board of directors, including an incremental $1.0 billion share repurchase authorization in November 2021. The remaining 1,794 shares presented in the table above represent shares tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related footnotes contained in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K. See “Risk Factors” contained in Item 1A. Risk Factors of this annual report on Form 10-K and “Cautionary Statement” contained in Item 1. Business of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 565 locations in 42 states across the United States. Given the span and depth of our geographical reach, our locations are organized into three geographical divisions (East, Central, and West), which were also our operating segments. All of our segments have similar customers, products and services, and distribution methods. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating segments are aggregated into one reportable segment.

We offer an integrated solution to our customers providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines along with other various building products. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products into six product categories:

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.
•	Manufactured Products. Manufactured products consist of wood floor and roof trusses, steel roof trusses, wall panels, and engineered wood.
•

Windows, Door & Millwork. Windows & doors are comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units. Millwork includes interior and exterior trim and custom features that we manufacture, such as intricate mouldings, stair parts, and columns.

•	Gypsum, Roofing & Insulation. Gypsum, roofing, & insulation include wallboard, ceilings, joint treatment and finishes.
•	Siding, Metal, and Concrete. Siding, metal, and concrete includes vinyl, composite, and wood siding, exterior trim, other exteriors, metal studs and cement.
•

Other Building Products & Services. Other building products & services are comprised of products such as cabinets and hardware as well as services such as turn-key framing, shell construction, design assistance, and professional installation spanning the majority of our product categories, as well as revenue from our Paradigm subsidiary.

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, and the health of the economy and mortgage markets. According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1.6 million and 1.1 million, respectively, in 2021. Due to increased competition for homebuilder business and cyclical fluctuations in commodity prices, we may experience pressure on our gross margins. In addition to these factors, there has been a trend of consolidation within the building products supply industry. However, our industry remains highly fragmented and competitive and we will continue to face significant competition from local and regional suppliers. We believe there are several meaningful trends that indicate U.S. housing demand will continue to grow, including historically low interest rates, the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Building upon the current rate of market growth, industry forecasters, including the National Association of Homebuilders (“NAHB”), expect to see continued increases in housing demand over the next year.

•

Effect of COVID-19 Pandemic. In March of 2020, the U.S. economy began to see significant disruption, uncertainty and record high levels of unemployment as a result of the COVID-19 pandemic. While the COVID-19 pandemic has not had a materially adverse impact on our financial results to date, the extent and duration of any future impact resulting from the pandemic is not fully known, and we may experience a decline in housing starts, reduced sales demand, volatility in commodity prices, challenges in the supply chain, labor shortages, increased margin pressures and/or increased operating costs as a result.

•

Targeting Large Production Homebuilders. The homebuilding industry continues to undergo consolidation, and the larger homebuilders continue to increase their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we are facing in servicing large homebuilders with certain profitability expectations. Additionally, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.

•

Repair and remodel end market.  Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates and the health of the economy and home financing markets. The repair and remodel end market has been impacted by the COVID-19 pandemic and while the extent of this impact and related uncertainties are yet to be fully known, we may experience reduced sales demand, challenges in the supply chain, increased margin pressures and/or increased operating costs in this area of our business as a result.  We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.

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

•

Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies, rising inflation and other factors that affect the homebuilding industry such as demographic trends, interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. The disruptions and uncertainties as a result of the ensuing COVID-19 pandemic may have a significant impact on our future operating results.

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

•

Cost and/or Availability of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost and/or availability of these materials, some of which are subject to significant fluctuations, are oftentimes passed on to our customers, but our pricing quotation periods and market competition may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. We may also be limited in our ability to find suitable products for our customers and may be forced to provide other materials as substitution for contracted orders. Our inability to pass on material price increases to our customers could adversely impact our operating results.

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

•

Capital Structure. We had $2,957.3 million of indebtedness as of December 31, 2021. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile and market interest rates. As such, we may enter into various debt or equity transactions in order to appropriately manage and optimize our capital structure and liquidity needs.

RECENT DEVELOPMENTS

BMC Merger & Other Acquisitions

On January 1, 2021, we completed our all stock merger transaction with BMC. During the twelve months ended December 31, 2021, we have also completed six other acquisitions. The BMC Merger and the other acquisitions were accounted for using the acquisition method of accounting, with Builders FirstSource, Inc. as the accounting acquirer. The operating results of BMC are included as part of the Company beginning on January 1, 2021, while the results of the other acquired companies are included from the date of each acquisition and as such, the historical financial condition, results of operations and cash flows of the Company presented in this annual report Form 10-K for periods prior to that date do not include BMC or the other acquired companies. These transactions are described in Note 3 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

COVID-19 Pandemic

Despite experiencing disruptions to our operations and implementing a number of health and safety precautions as a result of the COVID-19 pandemic, our financial results and financial condition were not materially adversely affected by the pandemic. Furthermore, housing starts and repair and remodeling activity generally increased throughout our markets despite the pandemic.

Despite the limited impact of the COVID-19 pandemic on our financial results, the extent to which the pandemic may impact our results in future periods is uncertain and will depend upon, among other things, the duration and severity of the outbreak or subsequent outbreaks, related government responses, the pace of recovery of economic activity and the impact to consumers, and contributing effects of the pandemic including any potential supply disruptions, labor shortages, inflation, and the impact of housing starts and repair and remodeling activity, all of which are uncertain and difficult to predict in light of the rapidly evolving landscape. Refer to Part I, Item 1A. Risk Factors for a full discussion of the risks associated with the COVID-19 pandemic.

Company Shares Repurchases

Subsequent to year-end, on February 18, 2022, the Company announced that its board of directors authorized the repurchase of an additional $1.0 billion of its shares of common stock. This authorization is in addition to the two previous $1.0 billion authorizations in 2021, which were completed on January 12, 2022.

These transactions are described in Note 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Debt Transactions

During the year ended December 31, 2021, the Company executed several debt transactions, including the issuance of $1.0 billion in aggregate principal amount of 4.25% senior unsecured notes due 2032 (“2032 notes”), redemption of $165.0 million in outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”), and amendments to our 2026 facility to both extend maturity and increase the total commitments.

Subsequent to year-end, on January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 2032 notes at an issue price equal to 100.50% of par value.

On February 4, 2022, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million resulting in a new $1.8 billion amended credit facility.

These transactions are described in Notes 8 and 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. Collectively, these transactions have extended our debt maturity. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts for the year ended December 31, 2021 were 1.6 million, an increase of 15.8% compared to the year ended December 31, 2020. Actual U.S. single-family housing starts for the year ended December 31, 2021 were 1.1 million, an increase of 13.6% compared to the year ended December 31 2020. A composite of third party sources, including the NAHB, are forecasting 1.7 million U.S. total housing starts and 1.2 million U.S. single-family housing starts for 2022, which are increases of 4.0% and 4.0%, respectively, from 2021. In addition, in its September 2021 semi-annual forecast, the Home Improvement Research Institute (“HIRI”) forecasted sales in the professional repair and remodel end market to increase approximately 7.1% in 2022 compared to 2021.

Our net sales for the year ended December 31, 2021 increased 132.4% over the same period last year. The significant increase was primarily driven by acquisitions with our BMC Merger accounting for 76.6% of our sales growth in the year ended December 31, 2021, while commodity price inflation accounted for another 30.2%. The remainder of the increase was a result of core organic sales growth primarily in the single-family customer segment. Our gross margin percentage increased by 3.4% during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily attributable to effective pricing relative to the impact of commodity inflation, as well as growth in value-added product categories. Our selling, general and administrative expenses, as a percentage of net sales, were 17.4% in 2021, a 2.2% decrease from 19.6% in 2020, primarily driven by cost leverage on increased net sales in the year ended December 31, 2021 compared to the year ended December 31, 2020.

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

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2020, filed with the SEC on February 21, 2021, with such amendment filed with the SEC on July 21, 2021.

2021 Compared with 2020

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items for the years ended December 31:

	2021	2020
Net sales	100.0%	100.0%
Cost of sales	70.6%	74.0%
Gross margin	29.4%	26.0%
Selling, general and administrative expenses	17.4%	19.6%
Income from operations	12.0%	6.4%
Interest expense, net	0.7%	1.6%
Income tax expense	2.6%	1.1%
Net income	8.7%	3.7%

Net Sales. Net sales for the year ended December 31, 2021 were $19.9 billion, a 132.4% increase from net sales of $8.6 billion for 2020. The BMC Merger and commodity price inflation increased net sales by 76.6% and 30.2%, respectively. The remaining increase in sales is attributable to core organic growth in our single family customer segment and net sales from other acquisitions.

The following table shows net sales classified by major product category for the years ended December 31, (dollars in millions):

	Twelve Months Ended December 31,
	2021		2020
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$8,412.2	42.3%	$3,076.4	35.9%	173.4%
Manufactured products	4,333.3	21.8%	1,640.5	19.2%	164.1%
Windows, doors & millwork	3,332.0	16.7%	1,629.2	19.0%	104.5%
Siding, metal & concrete products	1,531.1	7.7%	773.6	9.0%	97.9%
Gypsum, roofing & insulation	656.4	3.3%	514.6	6.0%	27.6%
Other building products & services	1,628.9	8.2%	924.6	10.9%	76.2%
Net sales	$19,893.9	100.0%	$8,558.9	100.0%	132.4%

We achieved increased net sales in all of our product categories, primarily due to the BMC Merger, commodity inflation and core organic sales growth.

Gross Margin. Gross margin increased $3.6 billion to $5.9 billion, driven primarily by the BMC Merger, commodity price inflation, and core organic sales growth. Our gross margin percentage increased to 29.4% in 2021 from 26.0% in 2020, a 3.4% increase. This increase was primarily attributable to pricing relative to the impact of commodity price inflation, as well as growth particularly in value-added product categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.8 billion, or 106.3%, and as a percentage of net sales decreased to 17.4% from 19.6% in 2020. This increase in expenses was primarily due to the BMC Merger, which accounted for approximately 73% of the increase including an increase of $387.4 million in related depreciation and amortization expense, and higher variable compensation costs as a result of higher sales and profitability.

Interest Expense, Net. Interest expense was $135.9 million in 2021, an increase of $0.2 million from 2020. Interest expense increased primarily due to higher debt balances in 2021 compared to 2020, offset by one-time charges of $29.4 million related to debt transactions executed in 2020, compared to one-time charges of $8.1 million related to debt transactions executed in 2021.

Income Tax Expense. We recorded income tax expense of $526.1 million during the year ended December 31, 2021 compared to income tax expense of $94.6 million during the year ended December 31, 2020, an increase of $431.5 million, driven by an increase in income before income taxes in the current period. Our effective tax rate was approximately 23% in both 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2021 consist of cash on hand and borrowing availability under our 2026 facility.

Our 2026 facility will be primarily used for working capital, general corporate purposes, and funding capital expenditures and growth opportunities. In addition, we may use the 2026 facility to facilitate debt consolidation. Availability under the 2026 facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of December 31, 2021 and 2020 (in millions):

	December 31, 2021	December 31, 2020
Accounts receivable availability	$1,032.9	$608.8
Inventory availability	1,125.3	514.7
Other receivables availability	110.8	50.9
Gross availability	2,269.0	1,174.4
Less:
Agent reserves	(66.6)	(40.6)
Plus:
Cash in qualified accounts	11.3	413.9
Borrowing base	2,213.7	1,547.7
Aggregate revolving commitments	1,400.0	900.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,400.0	900.0
Less:
Outstanding borrowings	(588.0)	(75.0)
Letters of credit	(126.4)	(78.0)
Net excess borrowing availability on revolving facility	$685.6	$747.0

As of December 31, 2021, we had $588.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $685.6 million after being reduced by outstanding letters of credit of approximately $126.4 million. Excess availability must equal or exceed a minimum specified amount, currently $140.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2021.

Liquidity

Our liquidity at December 31, 2021 was $728.2 million, which consists of net borrowing availability under the 2026 facility and cash on hand.

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

On February 4, 2022, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million resulting in a new $1.8 billion amended credit facility.

Consolidated Cash Flows

A discussion regarding our consolidated cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our consolidated cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found under Item 7 of Part II of our Annual Report on Form 10-K, as amended for the fiscal year ended December 31, 2020, filed with the SEC on February 21, 2021, with such amendment filed with the SEC on July 21, 2021.

2021 Compared with 2020

Cash provided by operating activities was $1.7 billion in 2021, compared to cash provided by operating activities of $260.1 million in 2020. The increase in cash used in operating activities was largely the result of an increase in net income in 2021, exceeding the net income in 2020.

For the year ended December 31, 2021 the Company used $1.3 billion in cash in investing activities, $1.2 billion more than the same period in the prior year. Of this increase, $1.2 billion more was spent on acquisitions and $110.7 million more as a net investment in property, plant and equipment. Offsetting these increases in cash used for investing activities was cash acquired from the Gypsum Divestiture.

Cash used in financing activities was $780.1 million in 2021, which consisted primarily of $1.7 billion in repurchases of common stock, cash used to extinguish $359.8 million of debt acquired in the BMC Merger and the redemption of $165.0 million of the Company’s 2027 notes, partially offset by cash received from the issuance of $1.0 billion of 2032 notes and net borrowings under the 2026 facility of $513.0 million. Cash provided by financing activities was $285.9 million for 2020, which was primarily related to the net proceeds received from the Company’s financing transactions during the period, including the issuance of $550.0 million in 2030 notes and $350.0 million of 2027 notes. The proceeds from these issuances were offset by the redemption of the remaining $503.9 million of 2024 notes, repayment of the remaining $52.0 million term loan, and partial redemption of $47.5 million of 2027 notes. These transactions are described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have, for the most part, remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2022 capital expenditures to be in the range of approximately $400 million to $420 million primarily related to rolling stock, equipment and facility expansion and improvements to support our operations.

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

Business Combinations

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

Examples of critical estimates used in valuing certain of the intangible assets we have acquired or may acquire in the future include, but are not limited to, future expected cash flows, trade names and customer relationships, the period of time the acquired trade names and customer relationships will continue to be used, anticipated customer attrition rates, and discount rates used to determine the present value of estimated future cash flows. We engage third-party valuation experts to assist in determining the fair value associated with our business combinations and related identifiable intangible assets. These estimates are inherently uncertain and unpredictable, and if different estimates were used, the purchase price for the acquisition could be allocated to the acquired assets and assumed liabilities differently from the allocation that we have made.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes, 2030 notes and 2032 notes bear interest at a fixed rate, therefore, our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2026 facility bear interest at either a base rate or eurodollar rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2026 facility would result in approximately $5.9 million in additional interest expense annually based on our $588.0 million in outstanding borrowings as of December 31, 2021. The 2026 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

To the Board of Directors and Stockholders’ of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Merger with BMC Stock Holdings, Inc. - Valuation of Customer Relationships

As described in Notes 3 and 6 to the consolidated financial statements, the Company completed an all stock merger transaction with BMC Stock Holdings, Inc. on January 1, 2021 for consideration transferred of $3.7 billion. This merger transaction resulted in the recording of $1.47 billion of intangible assets, of which a significant portion relates to customer relationship intangible assets. Management estimated the fair value of acquired customer relationship intangible assets by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in connection with the merger with BMC Stock Holdings, Inc. is a critical audit matter are the significant judgment by management when estimating the fair value of the customer relationships acquired; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the forecasted revenue growth rates, gross margin, customer attrition rates, and market-participant discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and controls over the development of significant assumptions related to the forecasted revenue growth rates, gross margin, customer attrition rates, and market-participant discount rates. These procedures also included, among others, reading the purchase agreement; testing management’s process for estimating the fair value of the customer relationships; evaluating the appropriateness of the multi-period excess earnings method; testing the completeness, accuracy, and relevance of underlying data used in the multi-period excess earnings method; and evaluating the reasonableness of significant assumptions related to the forecasted revenue growth rates, gross margin, customer attrition rates, and market-participant discount rates. Evaluating management’s significant assumptions related to the forecasted revenue growth rates and gross margin involved evaluating whether the significant assumptions used were reasonable considering the current and past performance of BMC Stock Holdings, Inc.; the consistency with external market and industry data; and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the multi-period excess earnings method and the reasonableness of the significant assumptions related to the customer attrition rates and market-participant discount rates.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 1, 2022

We have served as the Company’s auditor since 1999.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Net sales	$19,893,856	$8,558,874	$7,280,431
Cost of sales	14,042,900	6,336,290	5,303,602
Gross margin	5,850,956	2,222,584	1,976,829
Selling, general and administrative expenses	3,463,532	1,678,730	1,584,523
Income from operations	2,387,424	543,854	392,306
Interest expense, net	135,877	135,688	109,551
Income before income taxes	2,251,547	408,166	282,755
Income tax expense	526,131	94,629	60,946
Net income	$1,725,416	$313,537	$221,809

Net income per share:
Basic	$8.55	$2.69	$1.92
Diluted	$8.48	$2.66	$1.90
Weighted average common shares:
Basic	201,839	116,611	115,713
Diluted	203,470	117,917	117,025

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$42,603	$423,806
Accounts receivable, less allowances of $39,510 and $17,637 at December 31, 2021 and December 31, 2020, respectively	1,708,796	822,753
Other receivables	255,075	76,436
Inventories, net	1,626,244	784,527
Contract assets	207,587	57,265
Other current assets	127,964	58,895
Total current assets	3,968,269	2,223,682
Property, plant and equipment, net	1,385,441	749,130
Operating lease right-of-use assets, net	457,833	274,562
Goodwill	3,270,192	785,305
Intangible assets, net	1,603,409	119,882
Other assets, net	29,199	21,110
Total assets	$10,714,343	$4,173,671
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,093,370	$600,357
Accrued liabilities	718,904	327,081
Contract liabilities	216,097	58,455
Current portion of operating lease liabilities	96,680	61,625
Current maturities of long-term debt	3,660	27,335
Total current liabilities	2,128,711	1,074,853
Noncurrent portion of operating lease liabilities	375,289	219,239
Long-term debt, net of current maturities, discounts and issuance costs	2,926,122	1,596,905
Deferred income taxes	362,121	49,495
Other long-term liabilities	119,619	80,396
Total liabilities	5,911,862	3,020,888
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 179,820 and 116,829 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1,798	1,168
Additional paid-in capital	4,260,670	589,241
Retained earnings	540,013	562,374
Total stockholders' equity	4,802,481	1,152,783
Total liabilities and stockholders' equity	$10,714,343	$4,173,671

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,725,416	$313,537	$221,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	547,352	116,566	100,038
Amortization of debt discount, premium and issuance costs	3,869	3,508	3,880
Loss on extinguishment of debt	3,027	6,700	8,189
Deferred income taxes	(34,573)	16,614	50,994
Stock-based compensation expense	31,486	17,022	12,239
Net gain on sales of assets and asset impairments	(32,421)	(1,067)	(949)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(453,911)	(246,912)	45,687
Inventories	(282,165)	(220,101)	44,202
Contract assets	(103,326)	(12,631)	(2,898)
Other current assets	(33,489)	(19,743)	4,674
Other assets and liabilities	(1,155)	50,370	1,611
Accounts payable	191,885	160,947	4,070
Accrued liabilities	91,419	55,361	7,004
Contract liabilities	90,135	19,896	3,496
Net cash provided by operating activities	1,743,549	260,067	504,046
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(1,206,471)	(32,643)	(92,855)
Proceeds from divestiture of business	76,162	—	—
Purchases of property, plant and equipment	(227,891)	(112,082)	(112,870)
Proceeds from sale of property, plant and equipment	13,560	8,500	6,545
Net cash used in investing activities	(1,344,640)	(136,225)	(199,180)
Cash flows from financing activities:
Borrowings under revolving credit facility	3,125,000	891,000	1,040,000
Repayments under revolving credit facility	(2,612,000)	(843,000)	(1,192,000)
Proceeds from long-term debt and other loans	1,000,000	895,625	478,375
Repayments of long-term debt and other loans	(554,677)	(618,542)	(610,834)
Payments of debt extinguishment costs	(4,950)	(22,686)	(2,301)
Payments of loan costs	(19,450)	(13,800)	(8,618)
Exercise of stock options	726	1,424	4,873
Repurchase of common stock	(1,714,761)	(4,153)	(10,392)
Net cash (used in) provided by financing activities	(780,112)	285,868	(300,897)
Net change in cash and cash equivalents	(381,203)	409,710	3,969
Cash and cash equivalents at beginning of period	423,806	14,096	10,127
Cash and cash equivalents at end of period	$42,603	$423,806	$14,096

Supplemental disclosures of cash flow information:
Cash paid for interest (1)	$105,570	$110,600	$100,354
Cash paid for income taxes	633,060	43,400	18,107
Supplemental disclosures of non-cash activities:
Non-cash consideration for the BMC Merger	$3,658,362	$—	$—
Accrued purchases of property, plant and equipment	8,052	1,962	3,378
Right-of-use assets obtained in exchange for operating lease obligations	64,939	42,606	86,373
Assets acquired under finance lease obligations	1,644	16,964	16,462
Amounts accrued for repurchases of common stock	51,545	—	—

(1)

Includes $5.0 million, $22.7 million and $2.3 million of debt extinguishment costs paid in 2021, 2020, and 2019, respectively, classified as financing outflows above and discussed more fully in Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2018	115,078	$1,151	$560,221	$34,966	$596,338
Vesting of restricted stock units	735	7	(7)	—	—
Shares withheld for restricted stock units vested	(196)	(2)	(2,448)	—	(2,450)
Repurchase of common stock (1)	(460)	(4)	—	(7,938)	(7,942)
Exercise of stock options	895	9	4,950	—	4,959
Stock compensation expense	—	—	12,239	—	12,239
Net income	—	—	—	221,809	221,809
Balance at December 31, 2019	116,052	1,161	574,955	248,837	824,953
Vesting of restricted stock units	732	7	(7)	—	—
Shares withheld for restricted stock units vested	(190)	(2)	(4,151)	—	(4,153)
Exercise of stock options	235	2	1,422	—	1,424
Stock compensation expense	—	—	17,022	—	17,022
Net income	—	—	—	313,537	313,537
Balance at December 31, 2020	116,829	1,168	589,241	562,374	1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	1,168	11	(11)	-	-
Stock-based compensation expense	-	-	31,486	-	31,486
Repurchase of common stock (2)	(27,459)	(274)	-	(1,747,777)	(1,748,051)
Exercise of stock options	90	1	739	-	740
Shares withheld for restricted stock units vested	(394)	(4)	(18,251)	-	(18,255)
Net income	-	-	-	1,725,416	1,725,416
Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481

(1)

During the year ended December 31, 2019, we repurchased and retired 0.5 million shares of our common stock, at an average price of $17.24 per share, for $7.9 million pursuant to the repurchase program authorized by our board of directors in February 2019. The primary purpose of the repurchase program was to offset dilution from employee stock awards.

(2)

During the year ended December 31, 2021, we repurchased and retired 27.5 million shares of our common stock at an average price of $63.63 per share, for $1,748.1 million, net of fees, pursuant to the repurchase program authorized by our board of directors in August 2021, and further expanded by our board of directors in November 2021. The primary purpose of the repurchase program was to offset dilution from the BMC Merger.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The company operates approximately 565 locations in 42 states across the United States.

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

Estimates are used when accounting for items such as revenue, vendor rebates, allowance for returns, discounts and credit losses, employee compensation programs, depreciation and amortization periods, income taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including presenting contract assets and contract liabilities separately on the face of the financial statements, whereas, these contract assets and contract liabilities had previously been presented as a component of accounts receivable and accrued liabilities, respectively. These reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported

Segments

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products.  We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. For the period ended December 31, 2021, these product and service offerings are distributed across approximately 565 locations operating in 42 states across the United States.

Following the merger with BMC Stock Holdings, Inc. on January 1, 2021, which is discussed in Note 3 to these consolidated financial statements, the Company reorganized the structure of its internal organization.

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

Due to these similarities, along with the similar economic profitability achieved across all our operating segments, we aggregate our three operating segments into one reportable segment in accordance with GAAP. Centralized financial and operational oversight, including resource allocation and assessment of performance on an income from continuing operations before income taxes basis, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

The accounting policies of our operating segments are consistent with the accounting policies described in this Note 2 to these consolidated financial statements. Since the Company operates in one reportable segment, the primary measures reviewed by the CODM, including revenue, gross margin and income before income taxes, are shown in these consolidated financial statements.  Our segments do not have any revenues or long-lived assets located in foreign countries.

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

Estimates are used when accounting for items such as revenue, vendor rebates, allowance for returns, discounts and credit losses, employee compensation programs, depreciation and amortization periods, income taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets.

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

The timing of revenue recognition, invoicing and cash collection results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer, and amounts representing a right to payment from previous performance that is conditional on something other than passage of time, such as retainage. Contract liabilities consist of deferred revenue and customer advances and deposits.

The following table disaggregates our net sales by product category for the years ended December 31:

(in thousands)	2021	2020	2019
	(in thousands)
Lumber & lumber sheet goods	$8,412,210	$3,076,376	$2,251,580
Manufactured products	4,333,283	1,640,460	1,449,550
Windows, doors & millwork	3,332,005	1,629,179	1,542,924
Siding, metal & concrete products	1,531,058	773,640	712,644
Gypsum, roofing & insulation	656,383	514,638	528,571
Other building products & services	1,628,917	924,581	795,162
Net sales	$19,893,856	$8,558,874	$7,280,431

Net sales from installation and construction services represents less than 10% of the Company’s net sales for each period presented.

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

Accounts Receivable

We extend credit to qualified professional homebuilders and contractors, in many cases on a non-collateralized basis. Accounts receivable potentially expose us to concentrations of credit risk. Because our customers are dispersed among our various markets, our credit risk to any one customer or geographic economy is not significant. Other receivables consist primarily of vendor rebates receivables and income tax receivables.

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multi-family builders. For the year ended December 31, 2021, our top 10 customers accounted for approximately 18% of our net sales, with our largest customer accounting for approximately 5% of net sales.

The allowance for credit losses is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current and forecasted economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

We also establish reserves for credit memos and customer returns. The reserve balance was $17.7 million and $11.9 million at December 31, 2021 and 2020, respectively. The activity in this reserve was not significant for each year presented.

The following table shows the changes in our allowance for credit losses (in thousands):

	2021	2020	2019
Balance at January 1,	$5,774	$5,936	$6,195
Additions	20,451	4,720	5,811
Deductions (write-offs, net of recoveries)	(4,464)	(4,882)	(6,070)
Balance at December 31,	$21,761	$5,774	$5,936

Accounts receivable consisted of the following at December 31 (in thousands):

	2021	2020
Accounts receivable	$1,748,306	$840,390
Less: allowances for returns and credit losses	(39,510)	(17,637)
Accounts receivable, net	$1,708,796	$822,753

Inventories

Inventories consist principally of materials purchased for resale, including lumber, lumber sheet goods, windows, doors and millwork and other building products, as well as certain manufactured products and are stated at the lower of cost and net realizable value. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. We accrue for shrink based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

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

Our arrangements with vendors provide for rebates of a specified amount of consideration, payable when certain measures, generally related to a stipulated level of purchases, have been achieved. We account for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the accompanying consolidated statement of operations. Throughout the year we estimate the amount of the rebates based upon the expected level of purchases. We continually evaluate and revise these estimates as necessary based on actual purchase levels.

We source products from a large number of suppliers. Materials purchased from our largest single supplier represented approximately 7% of our total materials purchased in 2021.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and totaled $512.8 million, $347.7 million and $332.5 million in 2021, 2020 and 2019, respectively.

Income Taxes

We account for income taxes utilizing the asset and liability method described in the Income Taxes topic of the FASB Accounting Standards Codification (“Codification”). Deferred income taxes are recorded to reflect consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which differences are expected to affect taxable earnings. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Warranty Expense

We have warranty obligations with respect to most manufactured products; however, the liability for the warranty obligations is not significant as a result of third-party inspection and acceptance processes.

Debt Issuance Costs and Debt Discount/Premium

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Debt issuance costs associated with term debt are presented as a reduction to long-term debt. Debt issuance costs associated with revolving debt arrangements are presented as a component of other assets. Debt issuance costs incurred in connection with revolving debt arrangements are amortized using the straight-line method. Debt issuance costs, discounts and premiums incurred in connection with term debt are amortized over the life of the related debt using the effective interest method. Amortization of debt issuance costs, discounts and premiums are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs, discounts and premiums in accordance with the Debt topic of the Codification. We adjust debt issuance costs, discounts and premiums as necessary based on the results of this evaluation, as discussed in Note 8.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated lives of the various classes of assets are as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	7 to 10 years
Furniture, fixtures and information technology	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term

Major additions and improvements are capitalized, while maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains or losses from dispositions of property, plant and equipment are recorded in the period incurred. We also capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met. Internal use computer software costs are included in furniture, fixtures and information technology and generally depreciated using the straight-line method over the estimated useful lives of the assets, generally three years.

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

Under the Leases topic of the Codification, lessees are required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

We have certain lease agreements that are subject to changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured and incremental costs are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. The legal costs associated with these claims are included in these developed provisions. We discount our worker’s compensation, general liability, and auto liability insurance reserves based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $171.1 million and $90.8 million as of December 31, 2021 and 2020, respectively. Of these balances $103.0 million and $52.1 million were recorded as other long-term liabilities as of December 31, 2021 and 2020, respectively. Included in these reserve balances as of December 31, 2021 and 2020, were approximately $12.6 million and $5.7 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheet.

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

The table below presents the calculation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Numerator:
Net income	$1,725,416	$313,537	$221,809

Denominator:
Weighted average shares outstanding, basic	201,839	116,611	115,713
Dilutive effect of options and RSUs	1,631	1,306	1,312
Weighted average shares outstanding, diluted	203,470	117,917	117,025

Net income per share:
Basic	$8.55	$2.69	$1.92
Diluted	$8.48	$2.66	$1.90

Antidilutive and contingent RSUs excluded from diluted EPS	225	291	402

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

We did not grant any options during the years ended December 31, 2021, 2020, or 2019.

The fair value of RSU awards which are subject to or contain market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the year ended December 31:

	2021	2020	2019
Expected volatility (company)	51.3%	40.0%	38.3%
Expected volatility (peer group median)	42.9%	40.0%	33.2%
Correlation between the company and peer group median	0.6	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	0.3%	0.9%	2.6%

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

As of December 31, 2021 and 2020, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes, 2032 notes, and 2026 facility at amortized cost. The fair values of the 2027 notes, 2030 notes, and 2032 notes at December 31, 2021 were approximately $646.2 million, $590.9 million, and $1,045.0 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying amount of the 2026 facility at December 31, 2021 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2026 facility was also classified as Level 2 in the hierarchy.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. We had no items of other comprehensive income for the years ended December 31, 2021, 2020, and 2019.

Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which intends to address diversity and inconsistency in the accounting related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and expedients in this update are effective, as elected, beginning March 12, 2020 through December 31, 2022 and may be elected by topic. We have yet to elect adoption and the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

3. Business Combinations and Dispositions

On January 1, 2021, we completed our all stock merger transaction with BMC Stock Holdings, Inc., a Delaware corporation (“BMC”), pursuant to the Agreement and Plan of Merger, dated as of August 26, 2020 (as amended, restated, supplemented, or otherwise modified from time to time, the “Merger Agreement”), by and among Builders FirstSource, Inc., Boston Merger Sub I Inc., a Delaware corporation and direct wholly owned subsidiary of Builders FirstSource, Inc. (“Merger Sub”) and BMC. On the terms and subject to the conditions set forth in the Merger Agreement, on January 1, 2021, Merger Sub merged with and into BMC, with BMC continuing as the surviving corporation and a wholly owned subsidiary of Builders FirstSource, Inc. (the “BMC Merger”). On January 1, 2022, we completed a legal entity reorganization pursuant to which, among other things, BMC was merged with and into Builders FirstSource, Inc., with Builders FirstSource, Inc. continuing as the surviving corporation. The BMC Merger expands the Company’s geographic reach and value-added offerings.

The BMC Merger was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. Net sales and income before income taxes attributable to BMC were $6.5 billion and $789.5 million, respectively, for the year ended December 31, 2021. Income before income taxes attributable to BMC reflects an increase in depreciation and amortization expense related to the recording of these assets at fair value as of the acquisition date and is also impacted by changes in the business post-acquisition. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess recorded as goodwill. The fair value of acquired intangible assets of $1.5 billion was primarily related to customer relationships. Immediately following the BMC Merger, the Company settled certain assumed long-term debt of $359.8 million using cash on hand. We incurred transaction-related costs of $17.6 million and $22.5 million related to the BMC Merger in the years ended December 31, 2021 and 2020, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

On August 16, 2021, we acquired certain assets and operations of WTS Paradigm, LLC (“Paradigm”), a software solutions and services provider for the building products industry for a purchase price of $449.6 million, net of cash acquired. Located in Middleton, Wisconsin, Paradigm enhances the Company’s digital capabilities and aligns with our broader vision to provide digital solutions that improve efficiency and solve pain points in the homebuilding process. This acquisition was funded with cash on hand.

On September 1, 2021, we acquired certain assets and operations of CTF Holdings Limited Partnership (“CTF”) for a purchase price of $182.5 million, net of cash acquired. Prior to the acquisition, CTF was the largest independent truss manufacturer in California, supplying framing contractors and builders in both the single and multifamily markets. This acquisition was funded with cash on hand.

On December 6, 2021, we acquired certain assets and operations of Truss Technologies, Inc. (“TTI”) for a purchase price of $29.8 million. TTI operates in Michigan, primarily in the greater Grand Rapids area and manufactures roof and floor trusses and engineered wood products. This acquisition was funded with cash on hand.

On December 31, 2021, we acquired certain assets and operations of National Lumber Massachusetts Business Trust and its subsidiary, as well as the affiliated corporation Oxford Lumber and Materials, Inc. (collectively “National Lumber”) for a combined purchase price of $278.3 million, net of cash acquired. National Lumber is the largest independent lumber and building materials platform in New England, distributing lumber and lumber sheet goods, manufacturing prefabricated components and trusses, and providing various service offerings. The purchase agreement for National Lumber contains an earn-out provision contingent upon the achievement of specified profitability targets through fiscal year 2022 and includes certain employment restrictions. This earn-out provision could result in an additional cash payment ranging from zero to $21.5 million depending on the level of achievement of the specified targets. This acquisition was funded with cash on hand and borrowings under the 2026 facility.

These six transactions were accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from each respective acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The fair value of acquired intangible assets of $372.1 million was primarily related to customer relationships, and developed technology acquired from Paradigm. Customer relationships associated with John’s Lumber, Alliance, Paradigm, CTF, TTI and National were $2.6 million, $108.2 million, $22.3 million, $52.8 million, $10.8 million and $53.6 million, respectively. Developed Technology associated with Paradigm was $95.6 million. We recorded goodwill for John’s Lumber, Alliance, Paradigm, CTF, TTI and National of $8.4 million, $181.5 million, $318.2 million, $98.1 million, $9.7 million and $127.5 million, respectively.

Pro forma results of operations as well as net sales and income attributable to the acquisitions discussed above are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate. We incurred $9.3 million of acquisition related costs attributable to these acquisitions in the year ended December 31, 2021, which is included in selling, general and administrative expenses in the consolidated statements of operations.

On July 26, 2021, we completed the sale of our standalone Eastern U.S. gypsum distribution operations (“Gypsum Divestiture”) for total cash proceeds of $76.2 million, resulting in a gain on sale totaling $26.3 million. The disposition does not meet the criteria for discontinued operations classification, thus the results of operations for this divestiture are reported within the Company’s one reportable segment, and the gain on sale is included within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2021.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for these acquisitions during the year ended December 31, 2021, (in thousands):

	BMC Merger	All Other Acquisitions	Total
Cash and cash equivalents	$167,490	$44,469	$211,959
Accounts receivable	428,221	146,742	574,963
Other receivables	36,704	6,660	43,364
Inventories	460,146	116,571	576,717
Contract assets	40,983	6,014	46,997
Other current assets	32,891	3,716	36,607
Property, plant and equipment	555,170	70,419	625,589
Operating lease right-of-use assets	179,133	44,083	223,216
Goodwill	1,751,604	743,207	2,494,811
Intangible assets	1,470,000	372,100	1,842,100
Other assets	6,244	641	6,885
Total assets	$5,128,586	$1,554,622	$6,683,208

Accounts payable	$279,980	$19,808	$299,788
Accrued liabilities	201,046	47,407	248,453
Contract liabilities	45,072	22,436	67,508
Operating lease liabilities	180,650	44,083	224,733
Long-term debt	366,797	42	366,839
Deferred income taxes	349,971	1,881	351,852
Other long-term liabilities	46,707	535	47,242
Total liabilities	$1,470,224	$136,192	$1,606,416

Total consideration transferred	$3,658,363	$1,418,430	$5,076,793

The following table reflects the unaudited pro forma operating results for the Company which gives effect to the BMC Merger as if it had occurred on January 1, 2020 (in thousands). The pro forma results are based on assumptions that the Company believes are reasonable under the circumstances. The pro forma results are not necessarily indicative of future results. The pro forma financial information includes the historical results of the Company and BMC adjusted for certain items, which are described below, and does not include the effects of any synergies or cost reduction initiatives related to the BMC Merger.

	Twelve Months Ended December 31,
	2021	2020
	(in thousands)
Net sales	$19,893,856	$12,766,114
Net income	1,874,632	240,699

Pro forma net income reflects the following adjustments:

•

Property, plant and equipment and intangible assets are assumed to be recorded at their estimated fair values as of January 1, 2020, and are depreciated or amortized over their estimated useful lives from that date.

•	Transaction-related expenses of $17.6 million incurred in 2021 are assumed to have occurred on January 1, 2020, and are presented as an expense during the twelve months ended December 31, 2020.
•	Interest expense related to certain assumed long-term debt settled in connection with the BMC Merger has been adjusted.
•	Cost of sales related to the sell-through of inventory stepped-up in value in connection with the BMC Merger has been adjusted and is presented as cost of sales for the year ended December 31, 2020.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2021	2020
	(in thousands)
Land	$329,354	$206,321
Buildings and improvements	565,546	386,922
Machinery and equipment	937,648	517,543
Furniture, fixtures and information technology	138,115	102,309
Construction in progress	80,500	16,568
Finance lease right-of-use assets	6,054	43,256
Property, plant and equipment	2,057,217	1,272,919
Less: accumulated depreciation	671,776	523,789
Property, plant and equipment, net	$1,385,441	$749,130

Depreciation expense was $189.3 million, $94.5 million and $84.0 million, of which $43.5 million, $20.8 million, and $19.7 million was included in cost of sales, for the years ended December 31, 2021, 2020, and 2019, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included on the accompanying consolidated balance sheet as of December 31:

	2021	2020
	(in thousands)
Land	$110,878	$116,638
Buildings and improvements	119,240	131,390
Assets held under other finance obligations	230,118	248,028
Less: accumulated amortization	24,309	25,015
Assets held under other finance obligations, net	$205,809	$223,013

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2021and 2020 (in thousands):

Balance as of December 31, 2019 (1)	$769,022
Acquisitions	16,283
Balance as of December 31, 2020 (1)	$785,305
BMC Merger	1,751,604
All other acquisitions	743,207
Gypsum Divestiture	(9,924)
Balance as of December 31, 2021 (1)	$3,270,192

(1)Goodwill is presented net of accumulated impairment losses of $44.6 million.

In 2021, the change in the carrying amount of goodwill is attributable to the BMC Merger and other acquisitions, as well as the Gypsum Divestiture. The amount allocated to goodwill is attributable to the assembled workforces acquired, expected synergies, and expected growth from the new markets the Company entered into. The goodwill recognized from the BMC Merger and CTF will not be deductible for tax purposes. The $645.1 million of goodwill recognized from the other acquisitions is expected to be tax deductible and will be amortized ratably over a 15-year period for tax purposes.

We closely monitor trends in economic factors and their effects on operating results to determine if an impairment trigger was present that would warrant a reassessment of the recoverability of the carrying amount of goodwill prior to the required annual impairment test in accordance with the Intangibles – Goodwill and Other topic of the Codification.

In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is concluded that it is more likely than not that the fair value of the reporting unit is not less than its carrying value, then no further testing of the goodwill is required. However, if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. As a result of the change in segments discussed in Note 2 to these consolidated financial statements, the Company has determined that the reporting units to be used in the analysis of goodwill impairment should align with its three operating segments. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates resulting in further impairment of goodwill.

In evaluating goodwill for impairment at December 31, 2021, we developed the fair value using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

We recorded no goodwill impairment charges in 2021, 2020, and 2019.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$1,781,264	$(328,540)	$195,435	$(94,690)
Trade names	201,861	(155,141)	52,061	(38,138)
Subcontractor relationships	5,440	(3,757)	5,440	(1,944)
Non-compete agreements	13,519	(3,243)	3,719	(2,001)
Developed technology	95,600	(3,594)	-	-
Total intangible assets	$2,097,684	$(494,275)	$256,655	$(136,773)

During the years ended December 31, 2021, 2020, and 2019, we recorded amortization expense in relation to the above-listed intangible assets of $358.1 million, $22.1 million, and $16.1 million, respectively. We recorded no intangible asset impairment charges for the years ended December 31, 2021, 2020 or 2019.

In connection with the BMC Merger and current year acquisitions, we recorded intangible assets of $1.8 billion, which includes $1.6 billion of customer relationships, $149.8 million of trade names, $95.6 million of developed technology, and $9.8 million of non-compete agreements. The weighted average useful lives of the acquired intangible assets are 12.2 years in total, 12.5 years for customer relationships, 7.0 years for trade names, 9.1 years for developed technology and 5.7 years for non-compete agreements. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

In connection with the Gypsum Divestiture, we derecognized $0.5 million of intangible assets, net. Refer to Note 3 – Business Combinations and Dispositions for additional information.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31 (in thousands):

2022	$260,867
2023	230,168
2024	201,423
2025	172,843
2026	153,052
Thereafter	585,056
Total future net intangible amortization expense	$1,603,409

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
Accrued payroll and other employee related expenses	$385,800	$176,379
Accrued business taxes	81,055	46,717
Self-insurance reserves	68,060	38,642
Accrued rebates payable	51,805	18,592
Amounts accrued for repurchases of common stock	51,545	—
Accrued interest	31,666	13,567
Income taxes payable	2,230	12,236
Other	46,743	20,948
Total accrued liabilities	$718,904	$327,081

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
	(in thousands)
2026 revolving credit facility (1)	$588,000	$75,000
2027 notes	612,500	777,500
2030 notes	550,000	550,000
2032 notes	1,000,000	-
Other finance obligations	202,995	216,072
Finance lease obligations	3,787	23,873
	2,957,282	1,642,445
Unamortized debt discount/premium and debt issuance costs	(27,500)	(18,205)
	2,929,782	1,624,240
Less: current maturities of lease obligations	3,660	27,335
Long-term debt, net of current maturities, discounts and issuance costs	$2,926,122	$1,596,905

(1)	The weighted average interest rate was 2.8% and 3.8% as of December 31, 2021 and 2020, respectively.

2019 Debt Transactions

Note Repurchase Transactions

In the first quarter of 2019, the Company executed a series of open market purchases of its 5.625% senior secured notes due 2024 (“2024 notes”). These transactions resulted in $20.4 million in aggregate principal amount of the 2024 notes being repurchased at prices ranging from 94.9% to 95.9% of par value. These repurchases were considered to be debt extinguishments and as such, we recognized a gain on debt extinguishment of $0.7 million in interest expense.

Refinancing Transactions

In April 2019, the Company extended the maturity date of its previous revolving credit facility by 20 months to November 22, 2023. All other material terms of the revolving credit facility were unchanged from those of the previous agreement.

We incurred $1.2 million in lender and third-party fees which, together with $5.9 million in remaining unamortized debt issuance costs, were recorded as other assets and are being amortized over the remaining contractual life.

In May 2019, we completed a private offering of $400.0 million in aggregate principal amount of 6.750% senior secured notes due 2027 (the “2027 notes”) at an issue price equal to 100% of their par value. The proceeds from the issuance of the 2027 notes were used, together with cash on hand, to purchase $97.0 million in aggregate principal amount of 2024 notes, to repay $300.0 million of our previous senior secured term loan facility due 2024 (the “2024 term loan”) and to pay related transaction fees and expenses.

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

The additional $3.4 million in proceeds received in excess of par value represents a debt premium which has been recorded as an increase to long-term debt. In addition, we incurred $1.3 million of various third-party fees and expenses which have been recorded as a reduction to long-term debt, which together with the premium are being amortized over the contractual life of the 2027 notes using the effective interest method.

The redemption of the 2024 notes was considered to be a debt extinguishment. As such, we recognized a loss on extinguishment of $3.1 million recorded to interest expense.

Term Loan Repayment

In November 2019, we repaid $105.1 million of the 2024 term loan using cash on hand.  In connection with this repayment we recognized a loss on extinguishment of $3.5 million related to the write-off of unamortized debt discount and debt issuance costs. This loss on extinguishment was recorded to interest expense in the fourth quarter of 2019.

2020 Debt Transactions

Refinancing Transactions

In February 2020, the Company completed a private offering of $550.0 million in aggregate principal amount of its 5.00% unsecured senior notes due 2030 (“2030 notes”) at an issue price equal to 100% of par value. The net proceeds from the issuance of the 2030 notes were used together with a borrowing on our previous revolving credit facility to redeem the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes and $47.5 million in aggregate principal amount of 2027 notes and to pay related transaction fees and expenses.

We incurred $8.3 million of various third-party fees and expenses which were recorded as a reduction to long-term debt and are being amortized over the contractual life of the 2030 notes using the effective interest method.

In addition, as the Company concluded that the redemption of the 2024 notes and 2027 notes were debt extinguishments, the Company recorded a loss on extinguishment of $28.0 million in interest expense. Of this loss, approximately $22.7 million was attributable to the payment of redemption premiums on the extinguished notes and $5.3 million was attributable to the write-off of unamortized debt issuance costs and debt premium.

In April 2020, the Company completed a private offering of an additional $350.0 million in aggregate principal amount of 2027 notes at an issue price of 98.75% of par value. The net proceeds from the issuance of the 2027 notes were used to repay the funds borrowed under the previous revolving credit facility and to pay related transaction fees and expenses, with the remaining net proceeds used for general corporate purposes.

The Company recognized the $4.4 million in proceeds received below par value as a debt discount recorded as a reduction to long-term debt.  In addition, we incurred $5.5 million of various third-party fees and expenses, recorded as a reduction to long-term debt, which together with the discount will be amortized over the contractual life of the 2027 notes using the effective interest method.

Term Loan Repayment

In November 2020, we repaid the remaining $52.0 million of the 2024 term loan using cash on hand. In connection with this repayment we recognized a loss on extinguishment of $1.4 million related to the write-off of unamortized debt discount and debt issuance costs recorded to interest expense.

2021 Debt Transactions

Revolving Credit Facility Amendments

On January 29, 2021, the Company amended its revolving credit facility to increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and to extend the maturity date from November 2023 to January 2026 (the “2026 facility”). All other material terms of the credit facility remain unchanged from those of the previous agreement. In connection with this amendment, we expensed approximately $1.0 million of unamortized debt issuance costs related to exiting lenders to interest expense. Approximately $4.3 million of new debt issuance costs related to the amendment will be amortized over the remaining contractual life.

On December 17, 2021, the Company amended its revolving credit facility to extend the maturity by 11 months to December 17, 2026. Additionally, the amendment reduced the interest rates and commitment fee under the credit facility by 0.500% and 0.175%, respectively. All other material terms of the credit facility remain unchanged from those of the previous agreement. In connection with this amendment, we incurred approximately $1.5 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, will be deferred and amortized over the remaining contractual lift.

Subsequent to year-end on February 4, 2022, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million resulting in a new $1.8 billion amended credit facility. All other material terms of the credit facility remain unchanged from those of the previous agreement.

Notes Repurchase Transactions

On March 3, 2021, pursuant to the optional call feature in the indenture governing our 2027 notes, $82.5 million of 2027 notes were redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest. In connection with this redemption, we recognized a loss on extinguishment of $3.6 million, which was recorded to interest expense in second quarter of 2021. Of this loss, approximately $2.5 million was attributable to the payment of redemption premiums on the extinguished notes and $1.1 million was attributable to the write-off of unamortized net debt discount and debt issuance costs.

On December 3, 2021, we redeemed an additional $82.5 million of 2027 notes at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest. In connection with this redemption, we recognized a loss on extinguishment of $3.5 million, which was recorded to interest expense in the fourth quarter of 2021. Of this loss, approximately $2.5 million was attributable to the payment of redemption premiums on the extinguished notes and $1.0 million was attributable to the write-off of unamortized net debt discount and debt issuance costs

Notes Offering Transaction

On July 23, 2021, the Company completed a private offering of $1.0 billion in aggregate principal amount of 2032 notes (the “2032 notes”) at an issue price equal to 100% of their par value. Net proceeds from the offering were used to repay indebtedness outstanding under the 2026 facility and related transaction fees and expenses, with the remaining net proceeds used for general corporate purposes. In connection with the offering, we incurred $13.7 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 2032 notes using the effective interest method. The 2032 notes are discussed in more detail below.

2026 Revolving Credit Facility

As of December 31, 2021, the 2026 facility provides for a $1.4 billion revolving credit line, further amended on February 4, 2022 to $1.8 billion as noted above, to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the 2026 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2021, we had $588.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $685.6 million after being reduced by outstanding letters of credit of approximately $126.4 million.

As of December 31, 2021, borrowings under the 2026 facility bear interest, at our option, at either a eurodollar rate or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.25% to 1.50% per annum in the case of eurodollar rate loans and 0.25% to 0.50% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2026 facility. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2026 facility are assessed at a rate equal to the applicable eurodollar margin, currently 1.25%, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.  Effective with the February 4, 2022 amendment, the applicable margin ranges for  eurodollar rate loans were amended to be from 1.35% to 1.60% and there are no changes to base rate loan borrowings.

All obligations under the 2026 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 2027 notes, the 2030 notes, and the 2032 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors subject to certain exceptions and permitted liens, including with respect to the 2026 facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The 2026 facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2026 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $140.0 million as of December 31, 2021.

Senior Secured Notes due 2027

As of December 31, 2021, we have $612.5 million outstanding in aggregate principal amount of the 2027 notes which mature on June 1, 2027. Interest accrues on the 2027 notes at a rate of 6.75% per annum and is payable semi-annually on June 1 and December 1 of each year.

The terms of the 2027 notes are governed by the indenture, dated as of the May 30, 2019 (the “2027 Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent. The 2027 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior secured basis, the Debt Guarantors. All obligations under the 2027 notes, and the guarantees of those obligations, are secured by substantially all of the assets of the Company and the Debt Guarantors subject to certain exceptions and permitted liens, including a first-priority security interest in such assets that constitute Notes Collateral and a second-priority security interest in such assets that constitute ABL Collateral.

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

At any time prior to June 1, 2022, the Company may redeem the 2027 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2027 notes plus the “applicable premium” set forth in the 2027 Indenture. At any time on or after June 1, 2022, the Company may redeem the 2027 notes at the redemption prices set forth in the 2027 Indenture, plus accrued and unpaid interest, if any, to the redemption date. At any time and from time to time during the 36-month period following the May 30, 2019, the Company may redeem up to 10% of the aggregate principal amount of the 2027 notes during each twelve-month period commencing on May 30, 2019 at a redemption price of 103% of the aggregate principal amount thereof plus accrued and unpaid interest to the redemption date. As of December 31, 2021, we have exercised all the early call options as previously described. In addition, at any time prior to June 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2027 notes with the net cash proceeds of one or more equity offerings, as described in the 2027 Indenture, at a price equal to 106.750% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 2027 notes may require it to repurchase all or part of their 2027 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Senior Secured Notes due 2030

As of December 31, 2021, we have $550.0 million outstanding in aggregate principal amount of the 2030 notes, which mature on March 1, 2030. Interest accrues on the 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

The terms of the 2030 notes are governed by the indenture, dated as of the February 11, 2020 (the “2030 Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee. The 2030 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the 2026 facility, the 2027 notes, the 2032 notes or certain other indebtedness will also guarantee the 2030 notes.

The 2030 notes constitute senior unsecured obligations of the Company and the Debt Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the 2026 facility, the 2027 notes and the 2032 notes. The 2030 notes are also (i) effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors (including under the 2027 notes) to the extent of the value of the assets securing such indebtedness, (ii) senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors, and (iii) structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2030 notes.

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

Senior Secured Notes due 2032

As of December 31, 2021, we have $1.0 billion outstanding in aggregate principal amount of the 2032 notes, which mature on February 1, 2032. Interest accrues on the 2032 notes at a rate of 4.25% per annum and is payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2022.

The terms of the 2032 notes are governed by the indenture, dated as of the July 23, 2021 (the “2032 Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee. The 2032 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the 2026 facility, the 2027 notes, the 2030 notes or certain other indebtedness will also guarantee the 2032 notes.

The 2032 notes constitute senior unsecured obligations of the Company and Debt Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the 2026 facility, the 2027 notes and the 2030 notes, effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors (including indebtedness under the 2026 facility and the 2027 notes) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2032 notes.

The 2032 Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

At any time prior to August 1, 2026, the Company may redeem the 2032 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2032 notes plus the “applicable premium” set forth in the 2032 Indenture. At any time on or after August 1, 2026, the Company may redeem the 2032 notes at the redemption prices set forth in the 2032 Indenture, plus accrued and unpaid interest, if any, to the redemption date. At any time prior to August 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2032 notes with the net cash proceeds of one or more equity offerings, as described in the 2032 Indenture, at a price equal to 104.250% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of the 2032 notes may require it to repurchase all or part of their 2032 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 2032 notes at an issue price equal to 100.50% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the 2026 facility and pay related transaction fees and expenses. In connection with the offering, we incurred $3.8 million of various third-party fees and expenses. These costs will be recorded as a reduction to long-term debt in the first quarter of 2022 and amortized over the contractual life of the 2032 notes using the effective interest method.

As of December 31, 2021 we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2021were as follows (in thousands):

Year ending December 31,
2022	$-
2023	-
2024	-
2025	-
2026	588,000
Thereafter	2,162,500
Total long-term debt	$2,750,500

9. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following as of December 31:

	2021	2020
	(in thousands)
Assets
Operating lease right-of-use assets, net	$457,833	$274,562
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	4,111	34,905
Total right-of-use assets	$461,944	$309,467
Liabilities
Current
Current portion of operating lease liabilities	$96,680	$61,625
Current portion of finance lease liabilities (included in current maturities of long-term debt)	1,439	12,178
Noncurrent
Noncurrent portion of operating lease liabilities	375,289	219,239
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	2,348	11,695
Total lease liabilities	$475,756	$304,737

Total lease costs consisted of the following for the years ended December 31:

	2021	2020
	(in thousands)
Operating lease costs (1)	$133,009	$85,798
Finance lease costs:
Amortization of finance lease right-of-use assets	2,166	6,325
Interest on finance lease liabilities	360	1,424
Variable lease costs	27,276	17,607
Total lease costs	$162,811	$111,154

(1)	Includes short-term lease costs and sublease income which were not material for either period.

Future maturities of lease liabilities as of December 31, 2021 were as follows:

	Finance Leases	Operating Leases
	(in thousands)
2022	$1,570	$115,675
2023	1,337	102,699
2024	480	85,724
2025	257	62,585
2026	128	50,872
Thereafter	309	142,084
Total lease payments	4,081	559,639
Less: amount representing interest	(294)	(87,670)
Present value of lease liabilities	3,787	471,969
Less: current portion	(1,439)	(96,680)
Long-term lease liabilities, net of current portion	$2,348	$375,289

Weighted average lease terms and discount rates as of December 31 were as follows:

	2021	2020
Weighted average remaining lease term (years)
Operating leases	6.3	6.3
Finance leases	3.4	2.1
Weighted average discount rate
Operating leases	5.3%	6.3%
Finance leases	4.4%	5.9%

The following table presents cash paid for amounts included in the measurement of lease liabilities for the years ended December 31:

	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118,314	$82,559
Operating cash flows from finance leases	360	1,424
Financing cash flows from finance leases	2,709	13,409

Residual value guarantees in our lease agreements are not material. Based upon the expectation that none of these leased assets will have a residual value at the end of the lease term that is materially less than the value specified in the related operating lease agreement or that we will purchase the equipment at the end of the lease term, we do not believe it is probable that we will be required to fund any amounts under the terms of these guarantee arrangements. Accordingly, these guarantees have not been recognized in the calculation of our right-of-use assets and lease liabilities. Our lease agreements do not impose any significant restrictions or covenants on us. As of December 31, 2021, we do not have any material leases that have been signed but have not yet commenced and are not reflected on our consolidated balance sheet. Leases with related parties are not significant as of and for the years ended December 31, 2021, 2020, and 2019.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 121 individual property lease agreements with a single lessor as of December 31, 2021. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of December 31, 2021, other finance obligations consist of $203.0 million, with cash payments of $21.2 million for the year ended December 31, 2021. These other finance obligations are included on the consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future maturities for other finance obligations as of December 31, 2021 were as follows (in thousands):

2022	$16,885
2023	16,893
2024	16,911
2025	16,911
2026	16,690
Thereafter	157,653
Total	$241,943

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), as amended, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. As of December 31, 2021, the Company had reserved 15.1 million shares of common stock for the grant of awards under the 2014 Plan, subject to adjustment as provided by the 2014 Plan. In 2020, the number of shares available under the 2014 Plan had been adjusted to allow for the assumption of options and shares granted in connection with the BMC Merger. All shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards. Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four-year period or cliff vest after a period of three to four years. As of December 31, 2021, 8.1 million shares were available for issuance under the 2014 Plan. If it is assumed that shares will be issued at the target vesting amount for outstanding restricted stock units (“RSUs”) with variable payout provisions, an additional 0.8 million shares would be included in the shares available for future issuance under the 2014 Plan.

2007 Incentive Plan

Under our 2007 Incentive Plan (“2007 Plan”), the Company was authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock, other common stock-based awards and cash-based awards. Stock options granted under the 2007 Plan do not have a term exceeding 10 years from the date of grant. As of May 24, 2017, no further grants will be made under the 2007 plan. All remaining awards granted under the 2007 Plan are fully vested and exercisable.

2005 Equity Incentive Plan

Under our 2005 Equity Incentive Plan (“2005 Plan”), we were authorized to grant stock-based awards in the form of incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. Stock options granted under the 2005 Plan do not have a term exceeding 10 years from the date of grant. As of June 27, 2015, no further grants will be made under the 2005 Plan. All remaining awards granted under the 2005 Plan are fully vested and exercisable.

1998 Stock Incentive Plan

Under the Builders FirstSource, Inc. 1998 Stock Incentive Plan (“1998 Plan”), we were authorized to issue shares of common stock pursuant to awards granted in various forms, including incentive stock options, non-qualified stock options and other stock-based awards. The 1998 Plan also authorized the sale of common stock on terms determined by our board of directors.   As of January 1, 2005, no further grants will be made under the 1998 Plan. All remaining stock options granted under the 1998 Plan are fully vested and exercisable.

Stock Options

The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2020	199	$7.68
Assumed in BMC Merger	84	$12.69
Exercised	(90)	$8.25
Forfeited	-	$-
Outstanding at December 31, 2021	193	$9.60	2.9	$14,696
Exercisable at December 31, 2021	$193	$9.60	2.9	$14,696

The outstanding options at December 31, 2021 include 128,000 options under the 2014 plan, 28,000 options under the 2007 Plan, 18,000 options under the 2005 Plan and 19,000 options under the 1998 Plan. As of December 31, 2021, all outstanding options under the 2014 Plan, the 2007 Plan, the 2005 Plan and the 1998 Plan were exercisable. There were no options granted during the years ended December 31, 2021, 2020 or 2019. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 were $7.0 million, $4.8 million and $12.5 million, respectively. Vesting of all of our stock options is contingent solely on continuous employment over the requisite service period.

Restricted Stock Units

The total outstanding RSUs at December 31, 2021 include 2,058,000 units granted under the 2014 Plan.

The Company grants RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. Generally, the RSUs vest 33% per year at each anniversary of the grant date over the next three years or RSUs vest at 50% per year at each anniversary of the grant date over the next two years. A certain number of RSUs  vest at 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the grant date.

The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2021 (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2020	1,401	$17.60
Granted	645	$47.36
Vested	(726)	$19.01
Forfeited	(37)	$45.38
Nonvested at December 31, 2021	1,283	$30.97

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2021, 2020 and 2019 were $47.36, $19.54, and $14.29, respectively.

Performance and Service Condition Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan for which vesting is based on the Company’s achievement of certain performance targets, generally over a two-year period (“performance condition”), as well as continued employment during the performance period. A certain number of RSUs vest based on a performance condition over a five-year period as well as continued employment during the performance period. Assuming continued employment and if the performance vesting condition is achieved, the awards will vest on the second anniversary of the grant date. The actual number of shares of common stock that may be earned ranges from zero to 120% of the RSUs granted. The total number of outstanding RSUs at December 31, 2021 subject to performance and service conditions was 92,000.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The total number of outstanding RSUs at December 31, 2021 subject to performance, market and service conditions was 683,000.

The following table summarizes activity for RSUs for which vesting is subject to performance, market and service conditions for the year ended December 31, 2021 (shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at December 31, 2020	948	$18.97
Granted	284	$41.62
Vested	(442)	$20.62
Forfeited	(15)	$44.45
Nonvested at December 31, 2021	775	$25.85

The weighted average grant date fair value of RSUs for which vesting is subject to performance, market and service conditions granted during the years ended December 31, 2021, 2020 and 2019 were $41.62, $23.18 and $14.42, respectively.

Our results of operations include stock compensation expense of $31.5 million, $17.0 million and $12.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $8.7 million, $2.1 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The total fair value of options vested during the years ended December 31, 2021, 2020, and 2019 were $0.1 million, $0.1 million and $0.3 million, respectively. The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 were $22.9 million, $11.3 million and $9.8 million, respectively.

As of December 31, 2021, there was approximately $33.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

11. Income Taxes

The components of income tax expense included in continuing operations were as follows for the years ended December 31:

	2021	2020	2019
	(in thousands)
Current:
Federal	$475,737	$66,017	$3,678
State	84,967	11,998	6,274
	560,704	78,015	9,952
Deferred:
Federal	(33,803)	16,270	45,955
State	(770)	344	5,039
	(34,573)	16,614	50,994
Income tax expense	$526,131	$94,629	$60,946

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2021	2020
	(in thousands)
Deferred tax assets related to:
Accrued expenses	$31,828	$19,182
Insurance reserves	32,080	16,582
Stock-based compensation expense	5,008	3,549
Accounts receivable	8,742	4,726
Inventories	10,387	6,152
Operating loss and credit carryforwards	18,356	10,812
Operating lease liabilities	113,273	70,216
Other	3,098	3,746
	222,772	134,965
Valuation allowance	(2,573)	(2,409)
Total deferred tax assets	220,199	132,556
Deferred tax liabilities related to:
Prepaid expenses	(8,960)	(3,914)
Goodwill and other intangible assets	(307,165)	(47,490)
Property, plant and equipment	(156,315)	(57,353)
Operating lease right-of-use assets	(109,880)	(68,641)
Total deferred tax liabilities	(582,320)	(177,398)
Net deferred tax liability	$(362,121)	$(44,842)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	3.2	3.7	2.8
Stock-based compensation windfall benefit	(0.4)	(0.5)	(0.8)
Permanent difference - 162(m) limitation	0.3	0.5	0.4
Permanent difference - credits	(0.9)	(1.7)	(2.3)
Permanent difference - other	0.2	0.3	0.7
Other	—	(0.1)	(0.2)
	23.4%	23.2%	21.6%

We have $113.2 million of state net operating loss carryforwards and $1.3 million of state tax credit carryforwards expiring at various dates through 2035. We also have $63.2 million of federal net operating loss carryforwards expiring at various dates through 2034. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryforward period. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

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

The balance for uncertain tax positions, excluding penalties and interest, was $14.5 million and $9.2 million as of December 31, 2021 and 2020, respectively, with $5.3 million and $7.2 million recorded in the Company’s consolidated statement of operations for the years ended December 31, 2021 and 2020, and with no significant amounts recorded in the year ended December 31, 2019. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2021, 2020 or 2019.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2014. We are currently under IRS audit for various aspects of our 2015, 2016, 2017 and 2019 tax years. We report income-based tax in 41 states with various years open to examination.

12. Employee Benefit Plans

We maintain one active defined contribution 401(k) plan. Our employees are eligible to participate in the plan subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $30.2 million, $8.1 million and $7.8 million in 2021, 2020 and 2019, respectively, for contributions to the plan.

We maintain one active defined benefit post-retirement plan which provides income at a defined percentage of a participant’s salary for a period after retirement. The plan is not material and is fully funded by investments segregated for the sole purpose of funding the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the years ended December 31, 2021, 2020 and 2019 were not significant.

13. Commitments and Contingencies

As of December 31, 2021, we had outstanding letters of credit totaling $126.4 million under our 2026 facility that principally support our self-insurance programs.

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

14. Related Party Transactions

An executive officer of one of our customers, Ashton Woods USA, L.L.C., is a member of the Company’s board of directors. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, for the year ended December 31, 2021. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the years ended December 31, 2021, 2020 or 2019.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the years ended December 31, 2021, 2020, or 2019.

15. Subsequent Events

Debt Transactions

As discussed in Note 8, on January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 2032 notes at an issue price equal to 100.50% of par value. Net proceeds from the offering were used to repay borrowings on the 2026 facility and to pay related transaction fees and expenses. In addition, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million resulting in a new $1.8 billion amended credit facility.

Company Shares Repurchases

On January 12, 2022, the Company completed its final share repurchases under its two previously announced share repurchase authorizations totaling $2.0 billion. From January 1, 2022 to January 12, 2022, the Company repurchased and retired approximately 3.1 million shares of our common stock at an average price of $81.35 per share for $252.7 million, including fees. Additionally, on February 18, 2022, the Company announced that its board of directors authorized the repurchase an additional $1.0 billion of its shares of common stock.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2021, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the period covered by this report, other than described below, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 1, 2021, the Company completed the BMC Merger. Throughout 2021, the Company was in the process of integrating BMC pursuant to the Sarbanes-Oxley Act of 2002. The Company evaluated changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls were periodically changed throughout the period. The Company believes, however, that it was able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2022 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

In addition, within four business days of:

•

Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that applies to our chief executive officer, chief financial officer or chief accounting officer as it relates to one or more of the items set forth in Item 406(b) of Regulation S-K; or

•

The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K,

We will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our Web site at the Internet address above, and such information will be available on our Web site for at least a 12-month period. In addition, we will disclose on our Web site at the Internet address above any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2022, under the captions “Executive Compensation and Other Information,” “Information Regarding the Board and its Committees — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 14, 2022, under the caption “Ownership of Securities” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2022, under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2022, under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated August 26, 2020, by and among Builders FirstSource, Inc., BMC Stock Holdings, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2020, File Number 0-51357)

4.1

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.2

First Supplemental Indenture, dated as of July 25, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

4.3

Second Supplemental Indenture, dated as of April 24, 2020, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2020, File Number 0-51357)

4.4

Indenture, dated as of July 23, 2021, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2021, File Number 001-40620)

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
10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2019, File Number 0-51357)

10.4

Amendment No. 3 to Credit Agreement, dated as of January 29, 2021, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3 2021, File Number 0-51357)

10.5

Amendment No. 4 to Credit Agreement, dated as of December 17, 2021, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2021, File Number 001-40620)

10.6

Amendment No. 5 to Credit Agreement, dated as of February 4, 2022, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2022, File Number 001-40620)

10.7

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.8

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.9

Notes Collateral Agreement, dated as of May 30, 2019, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.10

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.11

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.12+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.13+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.14+

Second Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51351)

10.15+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017, File Number 0-51357)

10.16+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

Exhibit Number	Description
10.17+

2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, File Number 0-51357)

10.18+

Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement of BMC Stock Holdings, Inc. on Form S-1, filed with the Commission on July 29, 2013, File Number 333-189368)

10.19+

Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement of Stock Building Supply Holdings, Inc. on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013, File Number 333-189368)

10.20*+	Builders FirstSource, Inc. Director Compensation Policy
10.21+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.22+

Amended and Restated Employment Agreement, dated as of August 26, 2020, between David E. Flitman, Builders FirstSource, Inc., and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

10.23*+	Amendment No. 1 to Amended and Restated Employment Agreement, entered into as of January 31, 2022, between David E. Flitman and Builders FirstSource, Inc.
10.24*+	Employment Agreement, entered into as of January 31, 2022, between Peter M. Jackson and Builders FirstSource, Inc.
10.25*+	Employment Agreement, entered into as of January 31, 2022, between Timothy D. Johnson and Builders FirstSource, Inc.
10.26*+	Employment Agreement, entered into as of January 31, 2022, between Michael A. Farmer and Builders FirstSource, Inc.
10.27*+	Employment Agreement, entered into as of January 31, 2022, between Stephen J. Herron and Builders FirstSource, Inc.
10.28*+	Employment Agreement, entered into as of January 31, 2022, between Michael Hiller and Builders FirstSource, Inc.
10.29*+	Employment Agreement, entered into as of January 31, 2022, between Scott L. Robins and Builders FirstSource, Inc.
10.30+

Consulting Agreement, dated as of March 5, 2021, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 6, 2021, File Number 0-51357)

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
101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on March 1, 2022, formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (ii) Consolidated Balance Sheet at December 31, 2021 and 2020, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019, and (v) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

*	Filed herewith
**

Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of David E Flitman, our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

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

March 1, 2022

BUILDERS FIRSTSOURCE, INC.

/s/ DAVID E. FLITMAN
David E. Flitman
Chief Executive Officer and Director

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

Signature	Title	Date

/s/ DAVID E. FLITMAN	Chief Executive Officer and Director	March 1, 2022
David E. Flitman	(Principal Executive Officer)

/s/ PETER M. JACKSON	Executive Vice President and Chief Financial Officer	March 1, 2022
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI COULTER	Senior Vice President and Chief Accounting Officer	March 1, 2022
Jami Coulter	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	March 1, 2022
Paul S. Levy

/s/ DANIEL AGROSKIN	Director	March 1, 2022
Daniel Agroskin

/s/ MARK ALEXANDER	Director	March 1, 2022
Mark Alexander

/s/ CORY J. BOYDSTON	Director	March 1, 2022
Cory J. Boydston

/s/ DAVID W. BULLOCK	Director	March 1, 2022
David W. Bullock

/s/ CLEVELAND A. CHRISTOPHE	Director	March 1, 2022
Cleveland A. Christophe

/s/ WILLIAM B. HAYES	Director	March 1, 2022
William B. Hayes

/s/ BRETT N. MILGRIM	Director	March 1, 2022
Brett N. Milgrim

/s/ JAMES O’LEARY	Director	March 1, 2022
James O’Leary

Signature	Title	Date
/s/ FLOYD F. SHERMAN
Floyd F. Sherman	Director	March 1, 2022

/s/ CRAIG A. STEINKE
Craig A. Steinke	Director	March 1, 2022