Form 10-Q
period 2022-03-31
Builders FirstSource, Inc.
filed 2022-05-10
CIK 1316835

liI

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 5, 2022 was 172,763,699.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2021
Net sales	$5,681,131	$4,173,775
Cost of sales	3,848,758	3,104,221
Gross margin	1,832,373	1,069,554
Selling, general and administrative expenses	968,568	821,598
Income from operations	863,805	247,956
Interest expense, net	41,314	31,844
Income before income taxes	822,491	216,112
Income tax expense	182,851	43,532
Net income	$639,640	$172,580

Net income per share:
Basic	$3.61	$0.84
Diluted	$3.56	$0.83
Weighted average common shares:
Basic	177,120	206,571
Diluted	179,546	208,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$281,802	$42,603
Accounts receivable, less allowances of $47,266 and $39,510 at March 31, 2022 and December 31, 2021, respectively	2,290,513	1,708,796
Other receivables	223,070	255,075
Inventories, net	2,188,056	1,626,244
Contract assets	240,668	207,587
Other current assets	155,824	127,964
Total current assets	5,379,933	3,968,269
Property, plant and equipment, net	1,385,998	1,385,441
Operating lease right-of-use assets, net	446,876	457,833
Goodwill	3,270,192	3,270,192
Intangible assets, net	1,537,695	1,603,409
Other assets, net	30,491	29,199
Total assets	$12,051,185	$10,714,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,563,334	$1,093,370
Accrued liabilities	772,373	718,904
Contract liabilities	249,478	216,097
Current portion of operating lease liabilities	94,968	96,680
Current maturities of long-term debt	2,914	3,660
Total current liabilities	2,683,067	2,128,711
Noncurrent portion of operating lease liabilities	366,524	375,289
Long-term debt, net of current maturities, discounts and issuance costs	3,391,629	2,926,122
Deferred income taxes	354,723	362,121
Other long-term liabilities	119,195	119,619
Total liabilities	6,915,138	5,911,862
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 176,886 and 179,820 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,769	1,798
Additional paid-in capital	4,240,540	4,260,670
Retained earnings	893,738	540,013
Total stockholders' equity	5,136,047	4,802,481
Total liabilities and stockholders' equity	$12,051,185	$10,714,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$639,640	$172,580
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	111,946	134,331
Deferred income taxes	(7,398)	(8,857)
Stock-based compensation expense	8,841	10,402
Other non-cash adjustments	2,037	2,874
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(549,712)	(294,129)
Inventories	(561,813)	(340,940)
Contract assets	(33,081)	(89,994)
Other current assets	(27,860)	(27,664)
Other assets and liabilities	407	1,999
Accounts payable	470,198	241,621
Accrued liabilities	93,237	2,039
Contract liabilities	33,380	(4,770)
Net cash provided by (used in) operating activities	179,822	(200,508)
Cash flows from investing activities:
Cash acquired in BMC Merger	—	167,490
Purchases of property, plant and equipment	(50,475)	(39,263)
Proceeds from sale of property, plant and equipment	2,140	3,194
Net cash (used in) provided by investing activities	(48,335)	131,421
Cash flows from financing activities:
Borrowings under revolving credit facility	1,906,000	410,000
Repayments under revolving credit facility	(1,738,000)	(260,000)
Proceeds from long-term debt and other loans	301,500	—
Repayments of long-term debt and other loans	(827)	(468,671)
Payments of debt extinguishment costs	—	(2,475)
Payments of loan costs	(6,416)	(4,272)
Exercise of stock options	420	235
Repurchase of common stock	(354,965)	(10,418)
Net cash provided by (used in) financing activities	107,712	(335,601)
Net change in cash and cash equivalents	239,199	(404,688)
Cash and cash equivalents at beginning of period	42,603	423,806
Cash and cash equivalents at end of period	$281,802	$19,118

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,528	$21,922
Cash paid for income taxes	202	21,701
Supplemental disclosures of non-cash activities:
Non-cash consideration for the BMC Merger	$—	$3,658,362
Accrued purchases of property, plant and equipment	6,024	6,734
Right-of-use assets obtained in exchange for operating lease obligations	14,918	13,707
Assets acquired under finance lease obligations	—	1,644
Amounts accrued for repurchases of common stock	11,917	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	648	6	(6)	—	—
Stock-based compensation expense	—	—	10,402	—	10,402
Exercise of stock options	27	1	234	—	235
Shares withheld for restricted stock units vested	(232)	(2)	(10,415)	—	(10,417)
Net income	—	—	—	172,580	172,580
Balance at March 31, 2021	206,858	$2,069	$4,246,922	$734,954	$4,983,945

Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481
Vesting of restricted stock units	1,018	11	(11)	—	—
Stock-based compensation expense	—	—	8,840	—	8,840
Repurchase of common stock (1)	(3,593)	(36)		(285,915)	(285,951)
Exercise of stock options	42	—	421	—	421
Shares withheld for restricted stock units vested	(401)	(4)	(29,380)	—	(29,384)
Net income	—	—	—	639,640	639,640
Balance at March 31, 2022	176,886	$1,769	$4,240,540	$893,738	$5,136,047

1.

During the three months ended March 31, 2022, we repurchased and retired approximately 3.6 million shares of our common stock at an average price of $79.58 per share for $286.0 million, net of fees, pursuant to the repurchase programs authorized by our board of directors in November 2021 and February 2022.

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

The condensed consolidated balance sheet as of December 31, 2021 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2021 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2021 included in our most recent annual report on Form 10-K (“Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

The accounting policies of our operating segments are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K. Since the Company operates in one reportable segment, the primary measures reviewed by our CEO, whom we have determined to be our chief operating decision maker, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements.

Comprehensive Income

Comprehensive income is equal to net income for all periods presented.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including presenting contract assets and contract liabilities separately on the face of the financial statements, whereas, these contract assets and contract liabilities had previously been presented as a component of accounts receivable and accrued liabilities, respectively. These reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported. We have changed the composition of our product categories, resulting in a decrease to four product categories. As a result of this change, prior period amounts have been reclassified to conform to the current year presentation.

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

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and optional expedients in this update are effective, as elected, beginning March 12, 2020 through December 31, 2022 and may be elected by topic. We have not elected adoption of this optional guidance and do not intend to elect this guidance before the sunset date of December 31, 2022, as there is no material impact on our consolidated financial statements.

2. Revenue

The following table disaggregates our sales by product category (in thousands):

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Lumber & lumber sheet goods	$2,325,355	$1,769,299
Manufactured products	1,354,587	860,913
Windows, doors & millwork	1,011,572	736,156
Specialty building products & services	989,617	807,407
Net sales	$5,681,131	$4,173,775

Net sales from installation and construction services were less than 10% of the Company’s net sales for each period presented.

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

For the three months ended March 31, 2022 and 2021, we recognized as revenue approximately 70% and 78% of the contract liabilities balance at December 31, 2021 and 2020, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income	$639,640	$172,580

Denominator:
Weighted average shares outstanding, basic	177,120	206,571
Dilutive effect of options and RSUs	2,426	2,053
Weighted average shares outstanding, diluted	179,546	208,624

Net income per share:
Basic	$3.61	$0.84
Diluted	$3.56	$0.83

Antidilutive and contingent RSUs excluded from diluted EPS	71	78

4. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued payroll and other employee related expenses	$303,935	$385,800
Income taxes payable	154,406	2,230
Accrued business taxes	118,077	81,055
Self-insurance reserves	72,413	68,060
Accrued rebates payable	30,925	51,805
Amounts accrued for repurchases of common stock	11,917	51,545
Accrued interest	25,432	31,666
Other	55,268	46,743
Total accrued liabilities	$772,373	$718,904

5. Long-Term Debt

Long-term debt consisted of the following as of:

	March 31, 2022	December 31, 2021
	(in thousands)
2026 revolving credit facility (1)	$756,000	$588,000
2027 notes	612,500	612,500
2030 notes	550,000	550,000
2032 notes	1,300,000	1,000,000
Other finance obligations	202,263	202,995
Finance lease obligations	3,419	3,787
	3,424,182	2,957,282
Unamortized debt discount/premium and debt issuance costs	(29,639)	(27,500)
	3,394,543	2,929,782
Less: current maturities of long-term debt	2,914	3,660
Long-term debt, net of current maturities, discounts and issuance costs	$3,391,629	$2,926,122

(1)	The weighted average interest rate was 3.5% and 2.8% as of March 31, 2022 and December 31, 2021, respectively.

2022 Debt Transactions

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 4.25% senior unsecured notes due 2032 (“2032 notes”) at an issue price equal to 100.50% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under our $1.4 billion revolving credit facility (“2026 facility”) and pay related transaction fees and expenses.

The additional $1.5 million in proceeds received in excess of par value represents a debt premium which has been recorded as an increase to long-term debt. In connection with the offering, we incurred approximately $4.4 million of various third-party fees and expenses which have been recorded as a reduction to long-term debt. The debt premium and third-party costs will be amortized over the contractual life of the 2032 notes using the effective interest method.

On February 4, 2022, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million resulting in a new $1.8 billion amended credit facility. All other material terms of the credit facility remain unchanged from those of the previous agreement. Effective with this amendment, the eurodollar rate loans and related interest rate benchmark were changed to the Secured Overnight Financing Rate (“SOFR”). The applicable margin ranges for Term SOFR loans were amended to be from 1.35% to 1.60% and there are no changes to base rate loan borrowings. In connection with this amendment, we incurred approximately $2.0 million of new debt issuance costs which have been recorded as other assets and will be amortized straight-line through December 2026. The 2026 facility is discussed in more detail below.

2026 Revolving Credit Facility

The 2026 facility provides for a $1.8 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of March 31, 2022, we had $756.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $917.1 million after being reduced by outstanding letters of credit totaling $126.9 million.

Borrowings under the 2026 facility bear interest, at our option, at either a Term SOFR rate or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.35% to 1.60% per annum in the case of Term SOFR loans and 0.25% to 0.50% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2026 facility. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2026 facility are assessed at a rate equal to 1.25% or 1.50%, based on the average excess availability, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2026 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee the 6.75% senior secured notes due 2027 (“2027 notes”), our 5.00% senior unsecured notes due 2030 (the “2030 notes”), and our 2032 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors subject to certain exceptions and permitted liens, including with respect to the 2026 facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The 2026 facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2026 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of March 31, 2022.

Senior Unsecured Notes due 2032

As of March 31, 2022, we have $1.3 billion outstanding in aggregate principal amount of the 2032 notes, which mature on February 1, 2032. Interest accrues on the 2032 notes at a rate of 4.25% per annum and is payable semi-annually on February 1 and August 1 of each year.

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

At any time prior to August 1, 2026, the Company may redeem the 2032 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 2032 notes plus the “applicable premium” set forth in the 2032 Indenture. At any time on or after August 1, 2026, the Company may redeem the 2032 notes at the redemption prices set forth in the 2032 Indenture, plus accrued and unpaid interest, if any, to the redemption date. At any time prior to August 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2032 notes with the net cash proceeds of one or more equity offerings, as described in the 2032 Indenture, at a price equal to 104.25% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of the 2032 notes may require it to repurchase all or part of their 2032 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Fair Value

As of March 31, 2022 and December 31, 2021, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 2027 notes, 2030 notes, 2032 notes and 2026 facility at amortized cost. The fair values of the 2027 notes, 2030 notes and 2032 notes at March 31, 2022 were approximately $636.2 million $542.4 million and $1,212.3 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2026 facility at March 31, 2022 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2026 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2022.

6. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first three months of 2022, our board of directors granted 156,700 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. All of these RSUs vest at 33% per year at each anniversary of the grant date over the next three years. The weighted average grant date fair value for these RSUs was $69.11 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first three months of 2022, our board of directors granted 150,600 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period. The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $70.77 per unit, which was determined using the Monte Carlo simulation model applying the following assumptions:

Expected volatility (company)	53.0%
Expected volatility (peer group median)	34.6%
Correlation between the Company and peer group median	0.6
Expected dividend yield	0.0%
Risk-free rate	1.7%

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

7. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	2.9	1.7
Stock-based compensation windfall benefit	(1.7)	(1.9)
Permanent differences and other	—	(0.7)
	22.2%	20.1%

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

8. Commitments and Contingencies

As of March 31, 2022, we had outstanding letters of credit totaling $126.9 million under our 2026 facility that principally support our self-insurance programs.

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

9. Related Party Transactions

An executive officer of one of our customers, Ashton Woods USA, L.L.C., serves as a member of the Company’s board of directors. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the three months ended March 31, 2022 or 2021.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three months ended March 31, 2022 or 2021.

10. Subsequent Events

Business Combinations

On April 1, 2022, we completed two transactions to acquire certain assets and the operations of (i) Panel Truss of Longview, Inc., Panel Truss – Hearne, LLC, Case-Hill, Inc., Panel Truss-Dallas, LLC, Truss Ops Trucking, LLC and Truss Ops, LLC (the “Texas Panel Truss Businesses”), and Panel Truss – Oakwood, LLC Panel Truss – Townville, LLC and Panel Truss – Ringgold, LLC (the “East Panel Truss Businesses”) and (ii) Valley Truss Co., Inc. (“Valley Truss”) for $169.4 million in cash and $31.2 million in cash, respectively, subject to certain closing adjustments.

Each of the Texas Panel Truss Businesses and the East Panel Truss Businesses provide building components primarily to multi-family markets, with the Texas Panel Truss Businesses primarily serving such markets in Texas and East Panel Truss Businesses primarily serving such markets in Georgia and South Carolina.

Valley Truss is a manufacturer of floor and roof trusses located in Boise, Idaho. Each of these acquisitions were funded with a combination of cash on hand and borrowings under our 2026 facility.

The accounting for these business combinations have not been completed at the date of this filing given the proximity to the acquisition date for each acquisition. The acquisitions will be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the net assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Company Shares Repurchases

On May 9, 2022, the Company’s board of directors authorized a new share repurchase program of $2.0 billion, which replaces the previous $1.0 billion authorization announced on February 18, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our most recent Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report. In this quarterly report on Form 10-Q, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the novel coronavirus disease 2019 (“COVID-19”) and its contributory effects on the economy, the Company’s acquisitions, the Company’s growth strategies, including gaining market share and its digital strategies, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, which in turn is dependent on economic conditions, lumber prices and the economy, including labor and supply shortages. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

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

We group our building products into four product categories:

•	Lumber & Lumber Sheet Goods. Lumber & lumber sheet goods include dimensional lumber, plywood, and oriented strand board (“OSB”) products used in on-site house framing.
•

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, steel roof trusses, wall panels, and engineered wood that we design, cut and assemble for each home. Manufactured products also include our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber and lumber sheet goods into customized framing packages, saving builders both time and money and improving job site safety.

•

Windows, Door & Millwork. Windows & doors are comprised of the manufacturing, assembly, and distribution of windows, and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name.

•

Specialty Building Products & Services. Specialty building products & services consist of various products, including vinyl, composite and wood siding, metal studs, cement, roofing, insulation, wallboard, ceilings, cabinets, and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We also offer software products through our Paradigm subsidiary, including drafting, estimating, quoting, and virtual home design services, which provide software solutions to retailers, distributors, manufacturers and homebuilders that boost sales, reduce costs, and help them become more competitive.

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•

Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, inflation and the health of the economy and mortgage markets. According to the U.S. Census Bureau, annual U.S. total and single-family housing starts were 1.8 million and 1.2 million, respectively, as of March 31, 2022. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. We believe there are several meaningful trends that indicate U.S. housing demand will continue to grow, including the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate. Building upon the current rate of market growth, industry forecasters, including the National Association of Home Builders (“NAHB”), expect to see continued increases in housing demand over the next year.

•

Effect of COVID-19 Pandemic. While the COVID-19 pandemic has not had a materially adverse impact on our financial results to date, the extent and duration of any future impact resulting from the pandemic and its contributory effects on the economy is uncertain, and we may experience a decline in housing starts, reduced sales demand, volatility in commodity prices, challenges in the supply chain, labor shortages, increased margin pressures and/or increased operating costs as a result.

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

•

Cost and/or Availability of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost and/or availability of these materials, some of which are subject to significant fluctuations, are oftentimes passed on to our customers, but our pricing quotation periods and market competition may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. We may also experience challenges sourcing suitable products for our customers and may be forced to provide alternative materials as substitution for contracted orders. Our inability to pass on material price increases to our customers could adversely impact our operating results.

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

RECENT DEVELOPMENTS

Company Shares Repurchases

On February 18, 2022, the Company announced that its board of directors authorized the repurchase of $1.0 billion of its shares of common stock. Subsequently, on May 9, 2022, the board of directors authorized a new share repurchase program of $2.0 billion, which replaces the previous authorization. This authorization is in addition to the two previous $1.0 billion authorizations in 2021, which were completed on January 12, 2022. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, in block trades, accelerated share repurchase transactions, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the three months ended March 31, 2022, the Company repurchased approximately 3.6 million shares at a weighted average price of $79.58 per share for a total cost of approximately $286.0 million, net of fees.

Debt Transactions

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the first quarter of 2022, an increase of 10.3% compared to the first quarter of 2021. Actual U.S. single-family starts for the first quarter of 2022 were 0.3 million, an increase of 3.9% compared to the first quarter of 2021. A composite of third-party sources, including the NAHB, are forecasting 1.7 million U.S. total housing starts and 1.2 million U.S single family housing starts for 2022, which are increases of 4.7% and 2.5%, respectively from 2021. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 7.9% in 2022 compared to 2021.

Our net sales for the first quarter of 2022 increased 36.1% from the same period last year. The increase was driven by core organic sales growth of 15.0%, primarily in our single family customer segment, with commodity price inflation accounting for another 12.8%. The remaining increase is attributable to sales from acquisitions completed within the last twelve months. Our gross margin percentage in the first quarter of 2022 increased by 6.7% compared to the first quarter of 2021 primarily due to core organic growth in value-added product categories, as well as disciplined pricing in a volatile, supply-constrained marketplace. Our selling, general and administrative expenses, as a percentage of net sales, were 17.0% in the first quarter of 2022, a 2.7% decrease from 19.7% in the first quarter of 2021, driven primarily by cost leverage on increased net sales.

We believe the long-term outlook for the housing industry is positive due to growth in the underlying demographics compared to historical new construction levels. However, rising interest rates and inflation may dampen the housing industry as homes become less affordable for consumers, investors and builders. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	67.7%	74.4%
Gross margin	32.3%	25.6%
Selling, general and administrative expenses	17.0%	19.7%
Income from operations	15.3%	5.9%
Interest expense, net	0.7%	0.8%
Income tax expense	3.2%	1.0%
Net income	11.4%	4.1%

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Net Sales. Net sales for the three months ended March 31, 2022 were $5.7 billion, a 36.1% increase over net sales of $4.2 billion for the three months ended March 31, 2021. Core organic growth, primarily in the single family customer segment, and commodity price inflation increased net sales by 15.0% and 12.8%, respectively. The remaining increase in net sales is attributable to net sales from acquisitions completed within the last twelve months.

The following table shows net sales classified by product category:

	Three Months Ended March 31,
	2022		2021
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$2,325.4	40.9%	$1,769.3	42.4%	31.4%
Manufactured products	1,354.6	23.8%	860.9	20.6%	57.3%
Windows, doors & millwork	1,011.6	17.8%	736.2	17.6%	37.4%
Specialty building products & services	989.5	17.5%	807.4	19.4%	22.6%
Net sales	$5,681.1	100.0%	$4,173.8	100.0%	36.1%

We achieved increased net sales in all of our product categories primarily due to core organic sales growth and commodity price inflation.

Gross Margin. Gross margin increased $0.8 billion to $1.8 billion and our gross margin percentage increased to 32.3% in the first quarter of 2022 from 25.6% in the first quarter of 2021, a 6.7% increase. This increase was primarily attributable to core organic growth particularly in value-added product categories, as well as from disciplined pricing in a volatile, supply-constrained marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $147.0 million, or 17.9% This increase was primarily due to higher variable compensation costs as a result of higher sales and profitability, as well as additional operating expenses from locations added through acquisitions within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses decreased to 17.0% in the first quarter of 2022 from 19.7% in the first quarter of 2021, largely driven by cost leverage on increased net sales.

Interest Expense, Net. Interest expense was $41.3 million in the first quarter of 2022, an increase of $9.5 million from the first quarter of 2021. The increase was primarily due to higher outstanding debt balances during the first quarter of 2022 compared to the first quarter of 2021.

Income Tax Expense. We recorded income tax expense of $182.9 million and $43.5 million in the first quarters of 2022 and 2021, respectively. Our effective tax rate was 22.2% in the first quarter of 2022 compared to 20.1% in the first quarter of 2021. The increase in the tax expense was primarily driven by the increase in income before income taxes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at March 31, 2022 consist of cash on hand and borrowing availability under our 2026 facility.

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

The following table shows our borrowing base and excess availability as of:

	March 31, 2022	December 31, 2021
	(in millions)
Accounts receivable availability	$1,438.4	$608.8
Inventory availability	1,506.9	514.7
Other receivables availability	177.2	50.9
Gross availability	3,122.5	1,174.4
Less:
Agent reserves	(110.0)	(40.6)
Plus:
Cash in qualified accounts	227.1	413.9
Borrowing base	3,239.6	1,547.7
Aggregate revolving commitments	1,800.0	900.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	900.0
Less:
Outstanding borrowings	(756.0)	(75.0)
Letters of credit	(126.9)	(78.0)
Net excess borrowing availability on revolving facility	$917.1	$747.0

As of March 31, 2022, we had $756.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $917.1 million after being reduced by outstanding letters of credit totaling $126.9 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2022.

Liquidity

Our liquidity at March 31, 2022 was $1.2 billion, which consists of net borrowing availability under the 2026 facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $179.8 million for the three months ended March 31, 2022 compared to cash used in operating activities of $200.5 million for the three months ended March 31, 2021. The increase in cash provided by operating activities was largely the result of an increase in net income offset by an increase in net working capital in the first three months of 2022.

For the three months ended March 31, 2022, the Company used a net $48.3 million in cash investing in property, plant and equipment. Offsetting comparable net investments in property, plant and equipment in the first quarter of 2021 was $167.5 million of cash acquired as part of the BMC Merger.

Cash provided by financing activities was $107.7 million for the three months ended March 31, 2022, which consisted primarily of the issuance of $300.0 million of 2032 notes and approximately $168.0 million in net borrowings under the 2026 facility, offset by cash used to repurchase $355.0 million of common stock. Cash used in financing activities was $335.6 million for the three months ended March 31, 2021, which was primarily related to the extinguishment of debt acquired in the BMC Merger and the redemption of a portion of the Company’s 2027 notes, partially offset by net borrowings under the 2026 facility.

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

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2027 notes, our 2030 notes, and our 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2026 facility bear interest at either a base rate or SOFR rate, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2026 revolving credit facility would result in approximately $7.6 million in additional interest expense annually based on our $756.0 million in outstanding borrowings as of March 31, 2022. The 2026 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2022, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the period covered by this report there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although the ultimate disposition of these proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are currently pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the first quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2022 — January 31, 2022	3,115,488	$81.36	3,106,600	$—
February 1, 2022 — February 28, 2022	—	—	—	1,000,000,000
March 1, 2022 — March 31, 2022	878,355	70.43	486,681	966,768,962
Total	3,993,843	$78.96	3,593,281	$966,768,962

In the first quarter of 2022, approximately 3.6 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors on November 18, 2021, and February 18, 2022. The November 2021 repurchase program was completed on January 12, 2022. Under the February 2022 program we are authorized to repurchase up to $1.0 billion of our common stock. The remaining 400,562 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 6.  Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2020, File Number 0-51357)

4.1

Second Supplemental Indenture, dated as of January 21, 2022, among Builders FirstSource, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2022, File Number 001-40620)

10.1

Amendment No. 5 to Credit Agreement, dated as of February 4, 2022, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2022, File Number 001-40620)

10.2*+	Employment Agreement, entered into as of January 31, 2022, between Amy Bass Messersmith and Builders FirstSource, Inc.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David E. Flitman as Chief Executive Officer

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David E. Flitman as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 10, 2022 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.

*	Filed herewith.
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

May 10, 2022

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 10, 2022

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 10, 2022