Form 10-Q
period 2022-06-30
Builders FirstSource, Inc.
filed 2022-08-01
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 27, 2022 was 156,075,221.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$6,926,259	$5,576,682	$12,607,391	$9,750,457
Cost of sales	4,514,112	3,993,531	8,362,870	7,097,752
Gross margin	2,412,147	1,583,151	4,244,521	2,652,705
Selling, general and administrative expenses	1,046,279	902,913	2,014,847	1,724,511
Income from operations	1,365,868	680,238	2,229,674	928,194
Interest expense, net	70,715	27,795	112,029	59,639
Income before income taxes	1,295,153	652,443	2,117,645	868,555
Income tax expense	307,944	155,208	490,795	198,740
Net income	$987,209	$497,235	$1,626,850	$669,815

Net income per share:
Basic	$5.79	$2.40	$9.36	$3.24
Diluted	$5.75	$2.39	$9.27	$3.21
Weighted average common shares:
Basic	170,378	207,114	173,730	206,844
Diluted	171,549	208,318	175,525	208,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$166,185	$42,603
Accounts receivable, less allowances of $48,011 and $39,510 at June 30, 2022 and December 31, 2021, respectively	2,407,841	1,708,796
Other receivables	228,191	255,075
Inventories, net	2,065,349	1,626,244
Contract assets	270,714	207,587
Other current assets	139,036	127,964
Total current assets	5,277,316	3,968,269
Property, plant and equipment, net	1,420,722	1,385,441
Operating lease right-of-use assets, net	483,545	457,833
Goodwill	3,336,291	3,270,192
Intangible assets, net	1,534,242	1,603,409
Other assets, net	33,786	29,199
Total assets	$12,085,902	$10,714,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,265,461	$1,093,370
Accrued liabilities	904,934	718,904
Contract liabilities	259,029	216,097
Current portion of operating lease liabilities	96,504	96,680
Current maturities of long-term debt	2,885	3,660
Total current liabilities	2,528,813	2,128,711
Noncurrent portion of operating lease liabilities	401,995	375,289
Long-term debt, net of current maturities, discounts and issuance costs	3,552,362	2,926,122
Deferred income taxes	339,494	362,121
Other long-term liabilities	126,885	119,619
Total liabilities	6,949,549	5,911,862
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 160,226 and 179,820 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,602	1,798
Additional paid-in capital	4,244,374	4,260,670
Retained earnings	890,377	540,013
Total stockholders' equity	5,136,353	4,802,481
Total liabilities and stockholders' equity	$12,085,902	$10,714,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$1,626,850	$669,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	229,805	261,553
Deferred income taxes	(22,627)	(32,753)
Stock-based compensation expense	18,156	18,867
Other non-cash adjustments	8,614	3,534
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(637,115)	(753,320)
Inventories	(419,560)	(840,283)
Contract assets	(63,127)	(113,823)
Other current assets	(6,790)	(53,672)
Other assets and liabilities	23,707	10,201
Accounts payable	168,144	448,527
Accrued liabilities	160,794	154,334
Contract liabilities	40,219	23,244
Net cash provided by (used in) operating activities	1,127,070	(203,776)
Cash flows from investing activities:
Cash acquired in BMC Merger	—	167,490
Prepayments for acquisitions	—	(225,000)
Cash used for acquisitions	(192,945)	(24,833)
Purchases of property, plant and equipment	(119,538)	(98,293)
Proceeds from sale of property, plant and equipment	5,395	9,321
Net cash used in investing activities	(307,088)	(171,315)
Cash flows from financing activities:
Borrowings under revolving credit facility	3,599,000	1,769,000
Repayments under revolving credit facility	(3,353,000)	(1,233,000)
Proceeds from long-term debt and other loans	1,001,500	—
Repayments of long-term debt and other loans	(614,146)	(470,330)
Payments of debt extinguishment costs	(20,672)	(2,475)
Payments of loan costs	(15,816)	(4,272)
Exercise of stock options	434	335
Repurchase of common stock	(1,293,700)	(17,707)
Net cash (used in) provided by financing activities	(696,400)	41,551
Net change in cash and cash equivalents	123,582	(333,540)
Cash and cash equivalents at beginning of period	42,603	423,806
Cash and cash equivalents at end of period	$166,185	$90,266

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,646	$53,600
Cash paid for income taxes	430,789	191,070
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$7,371	$3,658,362
Accrued purchases of property, plant and equipment	10,392	9,616
Right-of-use assets obtained in exchange for operating lease obligations	67,039	29,146
Assets acquired under finance lease obligations	—	1,644
Amounts accrued for repurchases of common stock	69,412	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	648	6	(6)	—	—
Stock-based compensation expense	—	—	10,402	—	10,402
Exercise of stock options	27	1	234	—	235
Shares withheld for restricted stock units vested	(232)	(2)	(10,415)	—	(10,417)
Net income	—	—	—	172,580	172,580
Balance at March 31, 2021	206,858	$2,069	$4,246,922	$734,954	$4,983,945
Vesting of restricted stock units	472	5	(5)	—	—
Stock-based compensation expense	—	—	8,465	—	8,465
Exercise of stock options	16	—	99	—	99
Shares withheld for restricted stock units vested	(150)	(2)	(7,287)	—	(7,289)
Net income	—	—	—	497,235	497,235
Balance at June 30, 2021	207,196	$2,072	$4,248,194	$1,232,189	$5,482,455

Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481
Vesting of restricted stock units	1,018	11	(11)	—	—
Stock-based compensation expense	—	—	8,840	—	8,840
Repurchase of common stock (1)	(3,593)	(36)	—	(285,915)	(285,951)
Exercise of stock options	42	—	421	—	421
Shares withheld for restricted stock units vested	(401)	(4)	(29,380)	—	(29,384)
Net income	—	—	—	639,640	639,640
Balance at March 31, 2022	176,886	$1,769	$4,240,540	$893,738	$5,136,047
Vesting of restricted stock units	300	3	(3)	—	—
Stock-based compensation expense	—	—	9,316	—	9,316
Repurchase of common stock (1)	(16,871)	(169)	—	(990,570)	(990,739)
Exercise of stock options	1	—	13	—	13
Shares withheld for restricted stock units vested	(90)	(1)	(5,492)	—	(5,493)
Net income	—	—	—	987,209	987,209
Balance at June 30, 2022	160,226	$1,602	$4,244,374	$890,377	$5,136,353

1.
Pursuant to repurchase programs authorized by our board of directors, we repurchased and retired 16.9 million shares of our common stock at an average price of $58.72 per share for $990.7 million, inclusive of fees, during the three months ended June 30, 2022. We repurchased and retired 3.6 million shares of our common stock at an average price of $79.58 per share for $286.0 million, inclusive of fess, during the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 560 locations in 42 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including presenting contract assets and contract liabilities separately on the face of the financial statements, whereas, these contract assets and contract liabilities had previously been presented as a component of accounts receivable and accrued liabilities, respectively. Reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported. We have changed the composition of our product categories, including a decrease to four product categories. As a result of these changes, prior period amounts, as disclosed in Note 3, have been reclassified to conform to the current year presentation.

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

2. Business Combinations

On April 1, 2022, we acquired certain assets and operations of Panel Truss of Longview, Inc., Panel Truss – Hearne, LLC, Case-Hill, Inc., Panel Truss-Dallas, LLC, Truss Ops Trucking, LLC and Truss Ops, LLC (the “Texas Panel Truss Businesses”), and Panel Truss – Oakwood, LLC Panel Truss – Townville, LLC and Panel Truss – Ringgold, LLC (the “East Panel Truss Businesses”) for approximately $89.1 million and $79.6 million, which includes $7.0 million of contingent and deferred consideration. Each of the acquired businesses provides building components primarily to multi-family markets, serving such markets in Texas, Georgia and South Carolina.

On April 1, 2022, we acquired substantially all of the assets and operations of Valley Truss Co., Inc. ("Valley Truss") for approximately $31.6 million, which includes $0.4 million of deferred consideration. Valley Truss is a manufacturer of floor and roof trusses located in Boise, Idaho.

Each of these acquisitions were funded with a combination of cash on hand and borrowings under our 2026 revolving credit facility (“2026 facility"). These transactions were accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for the acquisitions described above:

Total
(in thousands)
Accounts receivable	$34,959
Inventories	19,544
Property, plant and equipment	16,118
Operating lease right-of-use assets	9,795
Goodwill	66,099
Intangible assets	66,601
Total assets	$213,116

Accounts payable	$125
Accrued liabilities	168
Contract liabilities	2,712
Operating lease liabilities	9,795
Total liabilities	$12,800

Total consideration transferred	$200,316

3. Revenue

The following table disaggregates our sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Lumber & lumber sheet goods	$2,831,867	$2,596,520	$5,168,367	$4,365,818
Manufactured products	1,702,880	1,088,828	3,063,240	1,949,742
Windows, doors & millwork	1,218,261	846,610	2,244,117	1,591,291
Specialty building products & services	1,173,251	1,044,724	2,131,667	1,843,606
Net sales	$6,926,259	$5,576,682	$12,607,391	$9,750,457

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

Through June 30, 2022 and 2021, we recognized as revenue approximately 87% and 92% of the contract liabilities balance at December 31, 2021 and 2020, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income	$987,209	$497,235	$1,626,850	$669,815

Denominator:
Weighted average shares outstanding, basic	170,378	207,114	173,730	206,844
Dilutive effect of options and RSUs	1,171	1,204	1,795	1,626
Weighted average shares outstanding, diluted	171,549	208,318	175,525	208,470

Net income per share:
Basic	$5.79	$2.40	$9.36	$3.24
Diluted	$5.75	$2.39	$9.27	$3.21

Antidilutive and contingent RSUs excluded from diluted EPS	309	424	191	252

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2021 (1)	$3,270,192
Acquisitions	66,099
Balance as of June 30, 2022 (1)	$3,336,291

(1) Goodwill is presented net of accumulated impairment losses of $44.6 million.

In 2022, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of June 30, 2022, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The $66.1 million of goodwill recognized from the current year acquisitions is expected to be deductible for tax purposes and will be amortizable ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$1,846,465	$(451,948)	$1,781,264	$(328,540)
Trade names	201,861	(159,987)	201,861	(155,141)
Subcontractor relationships	5,440	(4,664)	5,440	(3,757)
Non-compete agreements	14,919	(4,458)	13,519	(3,243)
Developed technology	95,600	(8,986)	95,600	(3,594)
Total intangible assets	$2,164,285	$(630,043)	$2,097,684	$(494,275)

In connection with the current year acquisitions, we recorded intangible assets of $66.6 million , which includes $65.2 million of customer relationships and $1.4 million of non-compete agreements. The weighted average useful lives of the current year acquired intangible assets are 5.6 years in total, 5.6 years for customer relationships and 5.0 years for non-compete agreements. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and six months ended June 30, 2022, we recorded amortization expense in relation to the above-listed intangible assets of $70.1 million and $135.8 million , respectively. During the three and six months ended June 30, 2021, we recorded amortization expense in relation to the above-listed intangible assets of $80.6 million and $169.3 million, respectively.

The following table presents the estimated amortization expense (in thousands) for intangible assets for the years ending December 31:

(in thousands)
2022 (from July 1, 2022)	$138,191
2023	245,578
2024	214,437
2025	183,846
2026	160,842
Thereafter	591,348
Total future net intangible amortization expense	$1,534,242

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued payroll and other employee related expenses	$462,344	$385,800
Accrued business taxes	110,009	81,055
Self-insurance reserves	76,920	68,060
Amounts accrued for repurchases of common stock	69,412	51,545
Income taxes payable	45,663	2,230
Accrued rebates payable	42,485	51,805
Accrued interest	34,309	31,666
Other	63,792	46,743
Total accrued liabilities	$904,934	$718,904

8. Long-Term Debt

Long-term debt consisted of the following as of:

	June 30, 2022	December 31, 2021
	(in thousands)
2026 revolving credit facility (1)	$834,000	$588,000
4.25% 2032 notes	1,300,000	1,000,000
6.375% 2032 notes	700,000	—
2030 notes	550,000	550,000
2027 notes	—	612,500
Other finance obligations	200,767	202,995
Finance lease obligations	3,066	3,787
	3,587,833	2,957,282
Unamortized debt discount/premium and debt issuance costs	(32,586)	(27,500)
	3,555,247	2,929,782
Less: current maturities of long-term debt	2,885	3,660
Long-term debt, net of current maturities, discounts and issuance costs	$3,552,362	$2,926,122

(1)
The weighted average interest rate was 2.9% and 2.8% as of June 30, 2022 and December 31, 2021, respectively.

2022 Debt Transactions

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 4.25% senior unsecured notes due 2032 (“4.25% 2032 notes”) at an issue price equal to 100.50% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the 2026 facility and pay related transaction fees and expenses.

The additional $1.5 million in proceeds received in excess of par value represents a debt premium which has been recorded as an increase to long-term debt. In connection with the offering, we incurred approximately $4.4 million of various third-party fees and expenses which have been recorded as a reduction to long-term debt. The debt premium and third-party costs will be amortized over the contractual life of the 4.25% 2032 notes using the effective interest method.

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

On June 15, 2022, the Company completed a private offering of $700.0 million in aggregate principal amount of 6.375% senior unsecured notes due 2032 (“6.375% 2032 notes”) at an issue price equal to 100% of par value. The net proceeds from the issuance of the 6.375% 2032 notes were used together with cash on hand to redeem the remaining $612.5 million in outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”) and to pay related call premiums, transaction fees and expenses.

In connection with the issuance of the 6.375% 2032 notes, we incurred $10.4 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 6.375% 2032 notes using the effective interest method.

The Company concluded the redemption of the 2027 notes was a debt extinguishment, and recorded a loss on debt extinguishment of $27.4 million in interest expense in the second quarter of 2022. Of this loss, approximately $20.7 million was attributable to the payment of the redemption premium on the extinguished notes and $6.7 million was attributable to the write-off of unamortized debt issuance costs and debt premium.

2026 Revolving Credit Facility

The 2026 facility provides for a $1.8 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of June 30, 2022, we had $834.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $838.2 million after being reduced by outstanding letters of credit totaling $127.8 million.

Borrowings under the 2026 facility bear interest, at our option, at either the SOFR or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.35% to 1.60% per annum in the case of term SOFR loans and 0.25% to 0.50% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the 2026 facility. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the 2026 facility are assessed at a rate equal to 1.25% or 1.50%, based on the average excess availability, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the 2026 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee our 5.00% senior unsecured notes due 2030 (the “2030 notes”), our 4.25% 2032 notes, and our 6.375% 2032 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors subject to certain exceptions and permitted liens, including with respect to the 2026 facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The 2026 facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2026 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of June 30, 2022.

Senior Unsecured Notes due 2032

As described above, during 2022 the Company issued $300.0 million of 4.25% 2032 notes and $700.0 million of 6.375% 2032 notes (collectively, the “2032 notes”). The 4.25% 2032 notes mature on February 1, 2032, with interest accruing at a rate of 4.25% per annum and interest payable semi-annually on February 1 and August 1 of each year. The 6.375% 2032 notes mature on June 15, 2032, with interest accruing at a rate of 6.375% per annum and interest payable semi-annually on June 15 and December 15 of each year.

The terms of the 4.25% 2032 notes and the 6.375% 2032 notes are governed by the indentures, dated as of, July 23, 2021 and June 15, 2022 (collectively the “2032 Indentures”), respectively, contain consistent terms and are among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

The 2032 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the 2026 facility, the 2030 notes or certain other indebtedness will also guarantee the 2032 notes.

The 2032 notes constitute senior unsecured obligations of the Company and Debt Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the 2026 facility and the 2030 notes, effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors (including indebtedness under the 2026 facility and 2032 notes) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2032 notes.

The 2032 Indentures contain restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

The Company may redeem the 2032 notes within five years from the date of issuance in whole or in part at a redemption price equal to 100% of the principal amount of each of the 2032 notes plus the “applicable premium” set forth in the 2032 Indentures. The Company may, within three years of the date of issuance, redeem up to 40% of the aggregate principal amount of each of the 2032 notes with the net cash proceeds of one or more equity offerings at a premium, as described in the 2032 Indentures, of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date. After the five year period from original issuance, the Company may redeem each of the 2032 notes at the redemption prices set forth in the 2032 Indentures, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of each of the 2032 notes may require it to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Fair Value

As of June 30, 2022 and December 31, 2021, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 2030 notes, 4.25% 2032 notes, 6.375% 2032 notes, and 2026 facility at amortized cost. The fair values of the 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes at June 30, 2022 were approximately $467.5 million, $994.5 million, and $628.2 million respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2026 facility at June 30, 2022 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2026 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2022.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2022, our board of directors granted 475,500 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 447,000 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years and 28,500 of the RSUs vest at 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the grant date. The weighted average grant date fair value for these RSUs was $63.56 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2022, our board of directors granted 152,600 RSUs to employees under our 2014 Incentive Plan, that cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $70.77 per unit, which was determined using the Monte Carlo simulation model applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	3.0	2.9	2.9	2.6
Stock-based compensation windfall benefit	(0.2)	(0.5)	(0.8)	(0.9)
Permanent differences and other	0.0	0.4	0.1	0.2
	23.8%	23.8%	23.2%	22.9%

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

11. Commitments and Contingencies

As of June 30, 2022, we had outstanding letters of credit totaling $127.8 million under our 2026 facility that principally support our self-insurance programs.

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

12. Related Party Transactions

An executive officer of one of our customers, Ashton Woods USA, L.L.C., serves as a member of the Company’s board of directors. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, as of June 30, 2022 and December 31, 2021, and for the three and six months ended June 30, 2022 and 2021. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the six months ended June 30, 2022 or 2021.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the six months ended June 30, 2022 or 2021.

13. Subsequent Events

Business Combinations

On July 1, 2022, we acquired certain assets and the operations of Odds-N-Ends Inc., doing business as HomCo Lumber & Hardware (“HomCo”), for $30.5 million in cash, subject to certain closing adjustments. HomCo is a single location providing lumber and hardware supplies to the Flagstaff, Arizona area.

The accounting for this business combination has not been completed at the date of this filing given the proximity of the acquisition date. The acquisition will be accounted for by the acquisition method, and accordingly the results of operations will be included in the Company’s consolidated financial statements from the acquisition date. The purchase price will be allocated to the net assets acquired based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the COVID-19 pandemic and its contributory effects on the economy, the Company’s acquisitions, the Company’s growth strategies, including gaining market share and its digital strategies, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, which in turn is dependent on economic conditions, lumber prices and the economy, including inflation, interest rates, labor and supply shortages. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 560 locations in 42 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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
•
Windows, Doors & Millwork. Windows & doors are comprised of the manufacturing, assembly, and distribution of windows, and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•
Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, inflation, mortgage markets and the health of the economy. According to the U.S. Census Bureau, the seasonally adjusted annual rate of U.S. total and single-family housing starts were 1.6 million and 1.0 million, respectively, as of June 30, 2022. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. As a result of various current market dynamics, including inflation, mortgage rate increases and shifts in housing affordability, industry forecasters, including the National Association of Home Builders (“NAHB”), expect to see housing demand soften near-term. Despite expected near-term tempered market conditions, we believe the housing industry remains underbuilt and that there are several meaningful trends that indicate U.S. housing demand will continue to be strong over the long-term, including the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate.
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
•
Repair and remodel end market. Although the repair and remodel end market is influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors as the homebuilding market, including demographic trends, interest rates, consumer confidence, employment rates, the health of the economy and home financing markets. The repair and remodel end market has been impacted by the COVID-19 pandemic and while the extent of the impact and related uncertainties are not yet known, we may experience reduced sales demand, challenges in the supply chain, increased margin pressures and/or increased operating costs in this area of our business as a result. We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.
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
•
Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies, rising inflation and other factors that affect the homebuilding industry such as demographic trends, interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Disruptions and uncertainties as a result of a pandemic, like the COVID-19 pandemic, may have a significant impact on our future operating results.
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

RECENT DEVELOPMENTS

Business Combinations

On April 1 2022, we acquired the Texas Panel Truss Businesses and East Panel Truss Businesses for approximately $89.1 million and $79.6 million, respectively. Each of the acquired businesses provides building components primarily to multi-family markets, serving such markets in Texas, Georgia and South Carolina. We also acquired Valley Truss for approximately $31.6 million. Valley Truss is a manufacturer of floor and roof trusses located in Boise, Idaho.

On July 1, 2022, we acquired HomCo for approximately $30.5 million in cash, subject to certain closing adjustments. HomCo is a single location providing lumber and hardware supplies to the Flagstaff, Arizona area.

Company Shares Repurchases

On February 18, 2022, the Company announced that its board of directors authorized the repurchase of $1.0 billion of its shares of common stock. Subsequently, on May 9, 2022, the board of directors authorized a new share repurchase program of $2.0 billion, which replaced the previous authorization. This authorization is in addition to the two previous $1.0 billion authorizations in 2021, which were completed on January 12, 2022. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, in block trades, accelerated share repurchase transactions, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the six months ended June 30, 2022, the Company repurchased 20.5 million shares at a weighted average price of $62.39 per share for a total cost of approximately $1,276.7 million, inclusive of fees.

Debt Transactions

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 4.25% 2032 notes at an issue price equal to 100.50% of par value.

On February 4, 2022, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million resulting in a new $1.8 billion amended credit facility.

On June 15, 2022, the Company completed a private offering of $700.0 million in aggregate principal amount of 6.375% 2032 notes at an issue price equal to 100% of par value and used the net proceeds together with cash on hand to redeem the remaining $612.5 million in outstanding aggregate principal amount of 2027 notes.

These transactions are described in Notes 2, 8, and 13 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.5 million for the second quarter of 2022, an increase of 3.4% compared to the second quarter of 2021. Actual U.S. single-family starts for the second quarter of 2022 were 0.3 million, a decrease of 3.4% compared to the second quarter of 2021. A composite of third-party sources, including the NAHB, are forecasting 1.6 million U.S. total housing starts for 2022, which is an increase of 0.7% from 2021. The composite is also forecasting 1.1 million U.S single family housing starts for 2022, which is a decrease of 4.1% from 2021. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 7.9% in 2022 compared to 2021.

Our net sales for the second quarter of 2022 increased 24.2% from the same period last year. The increase was driven by core organic sales growth of 12.2%, primarily in our single family customer segment, with acquisitions and commodity price inflation accounting for another 8.1% and 3.9%, respectively. Our gross margin percentage in the second quarter of 2022 increased by 6.4% compared to the second quarter of 2021 primarily due to core organic growth in value-added product categories, as well as disciplined pricing in a volatile, supply-constrained marketplace. Our selling, general and administrative expenses, as a percentage of net sales, were 15.1% in the second quarter of 2022, a 1.1% decrease from 16.2% in the second quarter of 2021, driven primarily by cost leverage on increased net sales.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, rising interest rates and inflation may dampen the housing industry as homes become less affordable for consumers, investors and builders. We feel we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2%	71.6%	66.3%	72.8%
Gross margin	34.8%	28.4%	33.7%	27.2%
Selling, general and administrative expenses	15.1%	16.2%	16.0%	17.7%
Income from operations	19.7%	12.2%	17.7%	9.5%
Interest expense, net	1.0%	0.5%	0.9%	0.6%
Income tax expense	4.4%	2.8%	3.9%	2.0%
Net income	14.3%	8.9%	12.9%	6.9%

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Net Sales. Net sales for the three months ended June 30, 2022 were $6.9 billion, a 24.2% increase over net sales of $5.6 billion for the three months ended June 30, 2021. Core organic growth, primarily in the single family customer segment, net sales from acquisitions and commodity price inflation increased net sales by 12.2%, 8.1% and 3.9% respectively.

The following table shows net sales classified by product category:

	Three Months Ended June 30,
	2022		2021
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$2,831.9	40.9%	$2,596.5	46.6%	9.1%
Manufactured products	1,702.9	24.6%	1,088.8	19.5%	56.4%
Windows, doors & millwork	1,218.3	17.6%	846.6	15.2%	43.9%
Specialty building products & services	1,173.2	16.9%	1,044.8	18.7%	12.3%
Net sales	$6,926.3	100.0%	$5,576.7	100.0%	24.2%

We achieved increased net sales in all of our product categories primarily due to core organic sales growth and acquisitions.

Gross Margin. Gross margin increased $0.8 billion to $2.4 billion and our gross margin percentage increased to 34.8% in the second quarter of 2022 from 28.4% in the second quarter of 2021, a 6.4% increase. This increase was primarily attributable to increased sales in our value-added product categories through core organic growth and acquisitions, as well as from disciplined pricing in a volatile, supply-constrained marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $143.4 million, or 15.9%. This increase was primarily due to additional operating expenses from locations acquired within the last twelve months, and higher variable compensation costs as a result of higher sales and profitability.

As a percentage of net sales, selling, general and administrative expenses decreased to 15.1% in the second quarter of 2022 from 16.2% in the second quarter of 2021, largely driven by cost leverage on increased net sales.

Interest Expense, Net. Interest expense was $70.7 million in the second quarter of 2022, an increase of $42.9 million from the second quarter of 2021. The increase was primarily due to the loss on extinguishment of $27.4 million recognized in the second quarter of 2022, as well as interest expense incurred on higher outstanding debt balances during the second quarter of 2022 compared to the second quarter of 2021.

Income Tax Expense. We recorded income tax expense of $307.9 million and $155.2 million in the second quarters of 2022 and 2021, respectively. Our effective tax rate was 23.8% in the second quarter of 2022 and in the second quarter of 2021. The increase in the tax expense was primarily driven by the increase in income before income taxes in the current period.

Six Months ended June 30, 2022 Compared with the Six Months ended June 30, 2021

Net Sales. Net sales for the six months ended June 30, 2022 were $12.6 billion, a 29.3% increase over net sales of $9.8 billion for the six months ended June 30, 2021. Core organic growth, primarily in the single family customer segment, net sales from acquisitions, and commodity price inflation increased net sales by 13.2%, 8.2%, and 7.9%, respectively.

The following table shows net sales classified by product category:

	Six Months Ended June 30,
	2022		2021
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$5,168.4	41.0%	$4,365.8	44.8%	18.4%
Manufactured products	3,063.2	24.3%	1,949.7	20.0%	57.1%
Windows, doors & millwork	2,244.1	17.8%	1,591.3	16.3%	41.0%
Specialty	2,131.7	16.9%	1,843.7	18.9%	15.6%
Net sales	$12,607.4	100.0%	$9,750.5	100.0%	29.3%

We achieved increased net sales in all of our product categories, due to core organic sales growth, acquisitions, and commodity price inflation.

Gross Margin. Gross margin increased $1.6 billion to $4.2 billion and our gross margin percentage increased to 33.7% in the six months ended June 30, 2022 from 27.2% in the six months ended June 30, 2021, a 6.5% increase. This increase was primarily attributable to core organic growth, particularly in value-added product categories, acquisitions, and from disciplined pricing in a volatile, supply-constrained marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $290.3 million, or 16.8%. This increase was primarily due to the higher variable compensation costs as a result of higher sales and profitability, as well as additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses decreased to 16.0% in the six months ended June 30, 2022 from 17.7% in the six months ended June 30, 2021, largely driven by cost leverage on increased net sales.

Interest Expense, Net. Interest expense was $112.0 million in the six months ended June 30, 2022, an increase of $52.4 million from the six months ended June 30, 2021. Interest expense increased primarily due to higher debt balances in the first six months of 2022 compared to the first six months of 2021, as well as the loss on extinguishment of $27.4 million recognized during the first six months of 2022, partially offset by $4.6 million expensed in the first six months of 2021 related to the partial 2027 notes redemption and the 2026 facility amendment.

Income Tax Expense. We recorded income tax expense of $490.8 million and $198.7 million for the six months ended June 30, 2022 and six months ended June 30, 2021, respectively. Our effective tax rate was 23.2% in the first six months ended June 30, 2022 an increase from 22.9% in the first six months ended June 30, 2021 primarily related to an increase in our state tax rates as a result of acquisitions. The increase in the tax expense was primarily driven by an increase in income before income taxes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at June 30, 2022 consist of cash on hand and borrowing availability under our 2026 facility.

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

The following table shows our borrowing base and excess availability as of:

	June 30, 2022	December 31, 2021
	(in millions)
Accounts receivable availability	$1,582.3	$1,032.9
Inventory availability	1,593.4	1,125.3
Other receivables availability	125.5	110.8
Gross availability	3,301.2	2,269.0
Less:
Agent reserves	(101.3)	(66.6)
Plus:
Cash in qualified accounts	76.2	11.3
Borrowing base	3,276.1	2,213.7
Aggregate revolving commitments	1,800.0	1,400.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,400.0
Less:
Outstanding borrowings	(834.0)	(588.0)
Letters of credit	(127.8)	(126.4)
Net excess borrowing availability on revolving facility	$838.2	$685.6

As of June 30, 2022, we had $834.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $838.2 million after being reduced by outstanding letters of credit totaling $127.8 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2022.

Liquidity

Our liquidity at June 30, 2022 was $1.0 billion, which consists of net borrowing availability under the 2026 facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $1.1 billion for the six months ended June 30, 2022 compared to cash used in operating activities of $203.8 million for the six months ended June 30, 2021. The increase in cash provided by operating activities was largely the result of an increase in net income offset by an increase in net working capital in the first six months of 2022.

For the six months ended June 30, 2022, the Company used a net $307.1 million in cash investing in property, plant and equipment and acquisitions. Offsetting comparable net investments in property, plant and equipment and acquisitions in the first six months of 2021 was $167.5 million of cash acquired as part of the BMC Merger.

Cash used in financing activities was $696.4 million for the six months ended June 30, 2022, which consisted primarily of $1.3 billion in repurchases of common stock and the 2027 notes redemption for $612.5 million, offset by net proceeds from the issuance of $1.0 billion of 2032 notes, plus net borrowings on the 2026 facility of $246.0 million. Cash provided by financing activities was $41.6 million for the six months ended June 30, 2021, which was primarily related to $536.0 million in net borrowings on the 2026 facility, offset by the extinguishment of debt acquired in the BMC Merger and the redemption of a portion of the Company’s 2027 notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2026 facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2026 revolving credit facility would result in approximately $8.3 million in additional interest expense annually based on our $834.0 million in outstanding borrowings as of June 30, 2022. The 2026 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2022, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the second quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2022 — April 30, 2022	4,378,651	$62.18	4,289,408	$700,000,017
May 1, 2022 — May 31, 2022	3,967,403	64.12	3,966,500	1,745,741,477
June 1, 2022 — June 30, 2022	8,615,436	54.50	8,615,269	1,276,366,507
Total	16,961,490	$58.74	16,871,177	$1,276,366,507

In the second quarter of 2022, 16.9 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors on February 18, 2022, and May 9, 2022. Under the combined February and May 2022 programs we are authorized to repurchase up to $2.0 billion of our common stock. The remaining 90,313 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2022, File Number 001-40620)

4.1

Indenture, dated as of June 15, 2022, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report of Form 8-K, filed with the Securities and Exchange Commission on June 16, 2022, File Number 001-40620)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 1, 2022 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.

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

August 1, 2022

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 1, 2022

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 1, 2022