Form 10-Q
period 2022-09-30
Builders FirstSource, Inc.
filed 2022-11-08
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of November 3, 2022 was 147,175,704.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Net sales	$5,761,463	$5,508,590	$18,368,853	$15,259,047
Cost of sales	3,746,731	3,796,138	12,109,601	10,893,890
Gross margin	2,014,732	1,712,452	6,259,252	4,365,157
Selling, general and administrative expenses	1,000,204	875,012	3,015,051	2,599,523
Income from operations	1,014,528	837,440	3,244,201	1,765,634
Interest expense, net	44,111	35,954	156,140	95,593
Income before income taxes	970,417	801,486	3,088,061	1,670,041
Income tax expense	232,410	188,341	723,205	387,081
Net income	$738,007	$613,145	$2,364,856	$1,282,960

Net income per share:
Basic	$4.75	$3.00	$14.12	$6.23
Diluted	$4.72	$2.98	$13.98	$6.18
Weighted average common shares:
Basic	155,309	204,268	167,522	205,976
Diluted	156,493	205,630	169,111	207,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$84,982	$42,603
Accounts receivable, less allowances of $54,156 and $39,510 at September 30, 2022 and December 31, 2021, respectively	1,924,912	1,708,796
Other receivables	268,694	255,075
Inventories, net	1,758,881	1,626,244
Contract assets	240,346	207,587
Other current assets	142,316	127,964
Total current assets	4,420,131	3,968,269
Property, plant and equipment, net	1,491,622	1,385,441
Operating lease right-of-use assets, net	500,031	457,833
Goodwill	3,453,340	3,270,192
Intangible assets, net	1,637,358	1,603,409
Other assets, net	35,216	29,199
Total assets	$11,537,698	$10,714,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,087,994	$1,093,370
Accrued liabilities	850,758	718,904
Contract liabilities	250,166	216,097
Current portion of operating lease liabilities	100,972	96,680
Current maturities of long-term debt	3,837	3,660
Total current liabilities	2,293,727	2,128,711
Noncurrent portion of operating lease liabilities	414,911	375,289
Long-term debt, net of current maturities, discounts and issuance costs	3,169,429	2,926,122
Deferred income taxes	304,939	362,121
Other long-term liabilities	130,089	119,619
Total liabilities	6,313,095	5,911,862
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 148,994 and 179,820 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,490	1,798
Additional paid-in capital	4,252,851	4,260,670
Retained earnings	970,262	540,013
Total stockholders' equity	5,224,603	4,802,481
Total liabilities and stockholders' equity	$11,537,698	$10,714,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net income	$2,364,856	$1,282,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355,472	401,500
Deferred income taxes	(57,183)	(65,696)
Stock-based compensation expense	26,652	25,288
Net gain on sale of assets	(1,813)	(32,235)
Other non-cash adjustments	31,026	4,805
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(91,485)	(615,453)
Inventories	(61,926)	(321,068)
Contract assets	(32,596)	(141,058)
Other current assets	(2,982)	5,491
Other assets and liabilities	5,307	16,653
Accounts payable	(31,260)	103,006
Accrued liabilities	99,778	177,874
Contract liabilities	24,020	61,150
Net cash provided by operating activities	2,627,866	903,217
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(619,551)	(898,113)
Proceeds from divestiture of business	—	76,162
Purchases of property, plant and equipment	(205,241)	(160,179)
Proceeds from sale of property, plant and equipment	7,461	11,728
Net cash used in investing activities	(817,331)	(970,402)
Cash flows from financing activities:
Borrowings under revolving credit facility	5,267,000	2,420,000
Repayments under revolving credit facility	(5,405,000)	(2,495,000)
Proceeds from long-term debt and other loans	1,001,500	1,000,000
Repayments of long-term debt and other loans	(615,082)	(471,360)
Payments of debt extinguishment costs	(20,672)	(2,475)
Payments of loan costs	(16,797)	(17,970)
Exercise of stock options	440	537
Repurchase of common stock	(1,979,545)	(565,618)
Net cash used in financing activities	(1,768,156)	(131,886)
Net change in cash and cash equivalents	42,379	(199,071)
Cash and cash equivalents at beginning of period	42,603	423,806
Cash and cash equivalents at end of period	$84,982	$224,735

Supplemental disclosures of cash flow information:
Cash paid for interest	$138,034	$75,531
Cash paid for income taxes	790,994	414,515
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$9,985	$3,658,362
Accrued purchases of property, plant and equipment	12,711	13,164
Right-of-use assets obtained in exchange for operating lease obligations	89,400	49,135
Assets acquired under finance lease obligations	—	1,644
Amounts accrued for repurchases of common stock	41,826	30,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	648	6	(6)	—	—
Stock-based compensation expense	—	—	10,402	—	10,402
Exercise of stock options	27	1	234	—	235
Shares withheld for restricted stock units vested	(232)	(2)	(10,415)	—	(10,417)
Net income	—	—	—	172,580	172,580
Balance at March 31, 2021	206,858	$2,069	$4,246,922	$734,954	$4,983,945
Vesting of restricted stock units	472	5	(5)	—	—
Stock-based compensation expense	—	—	8,465	—	8,465
Exercise of stock options	16	—	99	—	99
Shares withheld for restricted stock units vested	(150)	(2)	(7,287)	—	(7,289)
Net income	—	—	—	497,235	497,235
Balance at June 30, 2021	207,196	$2,072	$4,248,194	$1,232,189	$5,482,455
Vesting of restricted stock units	38	—	—	—	—
Stock-based compensation expense	—	—	6,421	—	6,421
Repurchase of common stock (1)	(10,958)	(109)	—	(578,133)	(578,242)
Exercise of stock options	22	—	202	—	202
Shares withheld for restricted stock units vested	(10)	—	(555)	—	(555)
Net income	—	—	—	613,145	613,145
Balance at September 30, 2021	196,288	1,963	4,254,262	1,267,201	5,523,426

Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481
Vesting of restricted stock units	1,018	11	(11)	—	—
Stock-based compensation expense	—	—	8,840	—	8,840
Repurchase of common stock (1)	(3,593)	(36)	—	(285,915)	(285,951)
Exercise of stock options	42	—	421	—	421
Shares withheld for restricted stock units vested	(401)	(4)	(29,380)	—	(29,384)
Net income	—	—	—	639,640	639,640
Balance at March 31, 2022	176,886	$1,769	$4,240,540	$893,738	$5,136,047
Vesting of restricted stock units	300	3	(3)	—	—
Stock-based compensation expense	—	—	9,316	—	9,316
Repurchase of common stock (1)	(16,871)	(169)	—	(990,570)	(990,739)
Exercise of stock options	1	—	13	—	13
Shares withheld for restricted stock units vested	(90)	(1)	(5,492)	—	(5,493)
Net income	—	—	—	987,209	987,209
Balance at June 30, 2022	160,226	$1,602	$4,244,374	$890,377	$5,136,353
Vesting of restricted stock units	6	—	—	—	—
Stock-based compensation expense	—	—	8,496	—	8,496
Repurchase of common stock (1)	(11,238)	(112)	—	(658,122)	(658,234)
Exercise of stock options	1	—	6	—	6
Shares withheld for restricted stock units vested	(1)	—	(25)	—	(25)
Net income	—	—	—	738,007	738,007
Balance at September 30, 2022	148,994	$1,490	$4,252,851	$970,262	$5,224,603

1.
Pursuant to repurchase programs authorized by our board of directors, we repurchased and retired 11.2 million shares of our common stock at an average price of $58.57 per share for $658.2 million, inclusive of fees, during the three months ended September 30, 2022. We repurchased and retired 16.9 million shares of our common stock at an average price of $58.72 per share for $990.7 million, inclusive of fees, during the three months ended June 30, 2022. We repurchased and retired 3.6 million shares of our common stock at an average price of $79.58 per share for $286.0 million, inclusive of fees, during the three months ended March 31, 2022. We repurchased and retired 11.0 million shares of our common stock at an average price of $52.77 per share for $578.2 million, inclusive of fees during the three months ended September 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 575 locations in 42 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including presenting contract assets and contract liabilities separately on the face of the financial statements, whereas these contract assets and contract liabilities had previously been presented as a component of accounts receivable and accrued liabilities, respectively. Reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported. We have changed the composition of our product categories, including a decrease to four product categories. As a result of these changes, prior period amounts, as disclosed in Note 3, have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which intends to address diversity and inconsistency in the accounting related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We have elected to early adopt this guidance effective July 1, 2022, and have determined there is no material impact on our consolidated financial statements.

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

2. Business Combinations

On April 1, 2022, we acquired certain assets and operations of Panel Truss of Longview, Inc., Panel Truss – Hearne, LLC, Case-Hill, Inc., Panel Truss-Dallas, LLC, Truss Ops Trucking, LLC and Truss Ops, LLC (the “Texas Panel Truss Businesses”), and Panel Truss – Oakwood, LLC, Panel Truss – Townville, LLC and Panel Truss – Ringgold, LLC (the “East Panel Truss Businesses”) for $89.1 million and $79.6 million, respectively. Each of the acquired businesses provides building components primarily to multi-family markets, serving such markets in Texas, Georgia and South Carolina.

On April 1, 2022, we acquired substantially all of the assets and operations of Valley Truss Co., Inc. (“Valley Truss”) for $31.6 million. Valley Truss is a manufacturer of floor and roof trusses located in Boise, Idaho.

On July 1, 2022, we acquired substantially all of the assets and operations of Odds-N-Ends, Inc., d/b/a HomCo Lumber & Hardware (“HomCo”) for $32.1 million. HomCo operates a lumberyard and hardware store business located in Flagstaff, Arizona.

On September 1, 2022, we acquired Trussway, LLC and its subsidiaries (“Trussway”) for $274.8 million, net of cash. Trussway is a manufacturer of floor and roof trusses, serving markets in Texas, Florida, Virginia, Colorado, and Georgia.

On September 1, 2022, we acquired Fulcrum Building Group Holdings, LLC and its subsidiaries (“Fulcrum”) for $122.3 million, net of cash. Fulcrum is a multi-brand operator of lumberyards and millwork facilities located in Florida and Alabama.

Each of these acquisitions was funded with a combination of cash on hand and borrowings under our 2026 revolving credit facility (“2026 facility”). These transactions were accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for the acquisitions described above:

Total
(in thousands)
Cash and cash equivalents	$9,133
Accounts receivable	136,916
Other receivables	1,247
Inventories	70,711
Contract assets	163
Other current assets	4,700
Property, plant and equipment	48,931
Operating lease right-of-use assets	29,724
Goodwill	183,148
Intangible assets	246,400
Total assets	$731,073

Accounts payable	$19,864
Accrued liabilities	30,606
Contract liabilities	10,047
Operating lease liabilities	29,724
Long-term debt	2,163
Total liabilities	$92,404

Total purchase consideration	638,669
Less: accrued contingent consideration and purchase price adjustments	(9,985)
Less: cash acquired	(9,133)
Total cash consideration, net of cash acquired	$619,551

3. Revenue

The following table disaggregates our sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Lumber & lumber sheet goods	$1,816,347	$2,405,840	$6,986,993	$6,771,227
Manufactured products	1,478,183	1,259,294	4,541,390	3,208,934
Windows, doors & millwork	1,294,099	883,448	3,539,103	2,473,519
Specialty building products & services	1,172,834	960,008	3,301,367	2,805,367
Net sales	$5,761,463	$5,508,590	$18,368,853	$15,259,047

Net sales from installation and construction services were less than 10% of the Company’s net sales for each period presented.

The timing of revenue recognition, invoicing and cash collection results in accounts receivable, unbilled receivables, contract assets and contract liabilities. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer, and amounts representing a right to payment from previous performance that is conditional on something other than passage of time, such as retainage. Contract liabilities consist of customer advances and deposits, and deferred revenue.

Through September 30, 2022 and 2021, we recognized as revenue substantially all of the contract liabilities balance at December 31, 2021 and 2020, respectively.

4. Net Income per Common Share

Net income per common share (“EPS”) is calculated in accordance with the Earnings per Share topic of the FASB Accounting Standards Codification, which requires the presentation of basic and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential common shares.

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income	$738,007	$613,145	$2,364,856	$1,282,960

Denominator:
Weighted average shares outstanding, basic	155,309	204,268	167,522	205,976
Dilutive effect of options and RSUs	1,184	1,362	1,589	1,537
Weighted average shares outstanding, diluted	156,493	205,630	169,111	207,513

Net income per share:
Basic	$4.75	$3.00	$14.12	$6.23
Diluted	$4.72	$2.98	$13.98	$6.18

Antidilutive and contingent RSUs excluded from diluted EPS	8	220	129	241

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2021 (1)	$3,270,192
Acquisitions	183,148
Balance as of September 30, 2022 (1)	$3,453,340

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2022, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of September 30, 2022, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The $183.1 million of goodwill recognized from the current year acquisitions is expected to be deductible for tax purposes and will be amortizable ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,026,265	$(522,462)	$1,781,264	$(328,540)
Trade names	201,861	(162,395)	201,861	(155,141)
Subcontractor relationships	5,440	(5,117)	5,440	(3,757)
Non-compete agreements	14,919	(5,072)	13,519	(3,243)
Developed technology	95,600	(11,681)	95,600	(3,594)
Total intangible assets	$2,344,085	$(706,727)	$2,097,684	$(494,275)

In connection with the current year acquisitions, we recorded intangible assets of $246.4 million, which includes $245.0 million of customer relationships and $1.4 million of non-compete agreements. The weighted average useful lives of the current year acquired intangible assets are 5.1 years in total, 5.1 years for customer relationships and 5.0 years for non-compete agreements. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and nine months ended September 30, 2022, we recorded amortization expense in relation to the above-listed intangible assets of $76.7 million and $212.5 million, respectively. During the three and nine months ended September 30, 2021, we recorded amortization expense in relation to the above-listed intangible assets of $92.3 million and $261.6 million, respectively.

The following table presents the estimated amortization expense (in thousands) for intangible assets for the years ending December 31:

(in thousands)
2022 (from Oct 1, 2022)	$89,643
2023	323,904
2024	261,946
2025	190,795
2026	166,933
Thereafter	604,137
Total future net intangible amortization expense	$1,637,358

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued payroll and other employee related expenses	$492,125	$385,800
Accrued business taxes	102,445	81,055
Self-insurance reserves	77,599	68,060
Amounts accrued for repurchases of common stock	41,826	51,545
Accrued rebates payable	48,841	51,805
Accrued interest	24,766	31,666
Other	63,156	48,973
Total accrued liabilities	$850,758	$718,904

8. Long-Term Debt

Long-term debt consisted of the following as of:

	September 30, 2022	December 31, 2021
	(in thousands)
2026 revolving credit facility (1)	$450,000	$588,000
4.25% 2032 notes	1,300,000	1,000,000
6.375% 2032 notes	700,000	—
2030 notes	550,000	550,000
2027 notes	—	612,500
Other finance obligations	200,393	202,995
Finance lease obligations	4,765	3,787
	3,205,158	2,957,282
Unamortized debt discount/premium and debt issuance costs	(31,892)	(27,500)
	3,173,266	2,929,782
Less: current maturities of long-term debt	3,837	3,660
Long-term debt, net of current maturities, discounts and issuance costs	$3,169,429	$2,926,122

(1)
The weighted average interest rate was 3.4% and 2.8% as of September 30, 2022 and December 31, 2021, respectively.

2022 Debt Transactions

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 4.25% senior unsecured notes due 2032 (“4.25% 2032 notes”) at an issue price equal to 100.50% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the 2026 facility and pay related transaction fees and expenses. The 4.25% 2032 notes issued in January 2022 form part of the same series of notes as the $1.0 billion of 4.25% 2032 notes issued in July 2021.

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

On February 4, 2022, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million, resulting in a new $1.8 billion amended credit facility. All other material terms of the credit facility remain unchanged from those of the previous agreement. Effective with this amendment, the eurodollar rate loans and related interest rate benchmark were changed to the Secured Overnight Financing Rate (“SOFR”). The applicable margin ranges for term SOFR loans were amended to be from 1.35% to 1.60% and there are no changes to base rate loan borrowings. In connection with this amendment, we incurred approximately $2.0 million of new debt issuance costs which have been recorded as other assets and will be amortized straight-line through December 2026. The 2026 facility is discussed in more detail below.

On June 15, 2022, the Company completed a private offering of $700.0 million in aggregate principal amount of 6.375% senior unsecured notes due 2032 (“6.375% 2032 notes”) at an issue price equal to 100% of par value. Subsequently, on June 16, 2022, the Company redeemed the remaining $612.5 million in outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”).

In connection with the issuance of the 6.375% 2032 notes, we incurred $10.4 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 6.375% 2032 notes using the effective interest method.

The Company concluded the redemption of the 2027 notes was a debt extinguishment and recorded a loss on debt extinguishment of $27.4 million in interest expense in the second quarter of 2022. Of this loss, approximately $20.7 million was attributable to the payment of the redemption premium on the extinguished notes and $6.7 million was attributable to the write-off of unamortized debt issuance costs and debt premium.

2026 Revolving Credit Facility

The 2026 facility provides for a $1.8 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the 2026 facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement evidencing the 2026 facility, subject to certain reserves. As of September 30, 2022, we had $450.0 million in outstanding borrowings under our 2026 facility and our net excess borrowing availability was $1.2 billion after being reduced by outstanding letters of credit totaling $129.0 million.

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

All obligations under the 2026 facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee our 5.00% senior unsecured notes due 2030 (the “2030 notes”), our 4.25% 2032 notes, and our 6.375% 2032 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors, subject to certain exceptions and permitted liens, including, with respect to the 2026 facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The 2026 facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the 2026 facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of September 30, 2022.

Senior Unsecured Notes due 2032

As described above, during 2022, the Company issued $300.0 million of 4.25% 2032 notes, which form part of the same series of notes as the $1.0 billion of 4.25% 2032 notes issued in July 2021, and $700.0 million of 6.375% 2032 notes (collectively, the “2032 notes”). The 4.25% 2032 notes mature on February 1, 2032, with interest accruing at a rate of 4.25% per annum and interest payable semi-annually on February 1 and August 1 of each year. The 6.375% 2032 notes mature on June 15, 2032, with interest accruing at a rate of 6.375% per annum and interest payable semi-annually on June 15 and December 15 of each year.

The terms of the 4.25% 2032 notes and the 6.375% 2032 notes are governed by the indentures, dated as of July 23, 2021 and June 15, 2022 (collectively the “2032 Indentures”), respectively, contain consistent terms and are among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

The 2032 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the 2026 facility, the 2030 notes or certain other indebtedness will also guarantee the 2032 notes.

The 2032 notes constitute senior unsecured obligations of the Company and Debt Guarantors, pari passu in right of payment, with all of the existing and future senior indebtedness of the Company, including indebtedness under the 2026 facility and the 2030 notes, effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors (including indebtedness under the 2026 facility and 2032 notes) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2032 notes.

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

The Company may redeem the 2032 notes within five years from the date of issuance, in whole or in part, at a redemption price equal to 100% of the principal amount of each of the 2032 notes plus the “applicable premium” set forth in the 2032 Indentures. The Company may, within three years of the date of issuance, redeem up to 40% of the aggregate principal amount of each of the 2032 notes with the net cash proceeds of one or more equity offerings at a premium of the principal amount thereof, as described in the 2032 Indentures, plus accrued and unpaid interest, if any, to the redemption date. After the five-year period from original issuance, the Company may redeem each of the 2032 notes at the redemption prices set forth in the 2032 Indentures, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of each of the 2032 notes may require it to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Fair Value

As of September 30, 2022 and December 31, 2021, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 2030 notes, 4.25% 2032 notes, 6.375% 2032 notes, and 2026 facility at amortized cost. The fair values of the 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes at September 30, 2022 were approximately $467.5 million, $999.4 million, and $625.3 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the 2026 facility at September 30, 2022 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the 2026 facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2022.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2022, our board of directors granted 490,700 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. 462,300 of the RSUs vest at 33% per year at each anniversary of the grant date over the next three years, and 28,400 of the RSUs vest at 25% on each of the second and third anniversaries of the grant date and 50% on the fourth anniversary of the grant date. The weighted average grant date fair value for these RSUs was $63.55 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2022, our board of directors granted 158,100 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The total number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $70.77 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

Expected volatility (company)	53.0%
Expected volatility (peer group median)	34.6%
Correlation between the Company and peer group median	0.6
Expected dividend yield	0.0%
Risk-free rate	1.7%

The expected volatilities and correlation are based on the historical daily returns of our common stock and the common stocks of the constituents of our peer group over the most recent period equal to the measurement period. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the measurement period.

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.9	2.9	2.9	2.8
Stock-based compensation windfall benefit	0.0	0.0	(0.5)	(0.5)
Permanent differences and other	0.0	(0.4)	0.0	(0.1)
	23.9%	23.5%	23.4%	23.2%

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

11. Commitments and Contingencies

As of September 30, 2022, we had outstanding letters of credit totaling $129.0 million under our 2026 facility that principally support our self-insurance programs.

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

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in amounts in excess of our self-insured retention that we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

12. Related Party Transactions

An executive officer of one of our customers, Ashton Woods USA, L.L.C., serves as a member of the Company’s board of directors. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, as of September 30, 2022 and December 31, 2021, and for the three and nine months ended September 30, 2022 and 2021. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the nine months ended September 30, 2022 or 2021.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the nine months ended September 30, 2022 or 2021.

13. Subsequent Events

Business Combinations

On October 3, 2022, we acquired certain assets and the operations of Pima Door and Supply and Sunrise Carpentry (“Pima”) for $9.5 million in cash, subject to certain closing adjustments. Pima produces and installs pre-hung doors and supplies windows, millwork, and trim in the Phoenix, Arizona area.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital strategies, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, labor and supply shortages, and also lumber and other commodity prices. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 575 locations in 42 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

We offer an integrated solution to our customers, providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional-grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•
Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, inflation, mortgage markets and the health of the economy. According to the U.S. Census Bureau, the seasonally adjusted annual rate of U.S. total and single-family housing starts were 1.4 million and 0.9 million, respectively, as of September 30, 2022. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. As a result of various current market dynamics, including inflation, mortgage rate increases and shifts in housing affordability, industry forecasters, including the National Association of Home Builders (“NAHB”), expect to see housing demand soften near-term. Despite expected near-term tempered market conditions, we believe the housing industry remains underbuilt and that there are several meaningful trends that indicate U.S. housing demand will continue to be strong over the long-term, including the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate.
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
•
Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in order to realize increased efficiency, overcome skilled construction labor shortages and improve quality. Shortening cycle time from start to completion is a key imperative of the homebuilders during periods of strong consumer demand. As the availability of skilled construction labor remains limited, we continue to see the demand for prefabricated components increasing within the residential new construction market.
•
Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and, to a lesser extent, repair and remodel activities and is subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies, rising inflation and other factors that affect the homebuilding industry, such as demographic trends, increasing interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Disruptions and uncertainties as a result of a pandemic, like the COVID-19 pandemic, may have a significant impact on our future operating results.

•
Housing Affordability. The affordability of housing can be a key driver in demand for our products. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes and other economic factors relative to home prices could result in changes to the affordability of homes. As a result, homebuyer demand may shift toward smaller or larger homes creating fluctuations in demand for our products.
•
Cost and/or Availability of Materials. Prices of wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials, including lumber products, which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost and/or availability of these materials, some of which are subject to significant fluctuations, are often passed on to our customers, but our pricing quotation periods and market competition may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. We may also experience challenges sourcing suitable products for our customers and may be forced to provide alternative materials as substitution for contracted orders. Our inability to pass on material price increases to our customers could adversely impact our operating results.
•
Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be a low-cost building materials supplier in the markets we serve. We closely manage our working capital and operating expenses. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
•
Multi-Family and Light Commercial Business. Our primary focus has been on single-family residential new construction and the repair and remodel end market. However, through recent acquisitions we have expanded our operational footprint in the multi-family and light commercial markets, growing our value-add components and millwork product offerings in this end market. We will continue to identify opportunities for profitable growth in these areas.
•
Capital Structure. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile, our market capitalization, and market interest rates. As such, we may enter into various debt or equity transactions to appropriately manage and optimize our capital structure and liquidity needs.

RECENT DEVELOPMENTS

Business Combinations

Through the date of this filing, we have completed six acquisitions for a combined $639.0 million purchase price, net of cash acquired. These acquisitions of the Texas Panel Truss Businesses, the East Panel Truss Businesses, Valley Truss, HomCo, Trussway, Fulcrum, and Pima further expand our market footprint and provide additional operations in our value-add product categories and our multi-family customer segment. These transactions are described in further detail in Notes 2 and 13 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

On February 18, 2022, the Company announced that its board of directors authorized the repurchase of $1.0 billion of its shares of common stock. Subsequently, on May 9, 2022, the board of directors authorized a new share repurchase program of $2.0 billion, which replaced the previous authorization. This authorization is in addition to the two previous $1.0 billion authorizations in 2021, which were completed on January 12, 2022. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchase transactions, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion. During the nine months ended September 30, 2022, the Company repurchased 31.7 million shares at a weighted average price of $61.03 per share, for a total cost of approximately $1.9 billion, inclusive of fees.

Debt Transactions

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 4.25% 2032 notes at an issue price equal to 100.50% of par value.

On February 4, 2022, the Company amended the 2026 facility to increase the total commitments by an aggregate amount of $400.0 million, resulting in a new $1.8 billion amended credit facility.

On June 15, 2022, the Company completed a private offering of $700.0 million in aggregate principal amount of 6.375% 2032 notes at an issue price equal to 100% of par value. Subsequently, on June 16, 2022, the Company redeemed the remaining $612.5 million in outstanding aggregate principal amount of 2027 notes.

These transactions are described in Notes 2, 8 and 13 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call its notes, repay debt, repurchase shares of its common stock or otherwise enter into transactions regarding its capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the third quarter of 2022, a decrease of 7.4% compared to the third quarter of 2021. Actual U.S. single-family starts for the third quarter of 2022 were 0.2 million, a decrease of 18.2% compared to the third quarter of 2021. A composite of third-party sources, including the NAHB, are forecasting 1.6 million U.S. total housing starts for 2022, a decrease of 2.4% from 2021. The composite is also forecasting 1.0 million U.S single family housing starts for 2022, a decrease of 9.7% from 2021. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 10.2% in 2022 compared to 2021.

Our net sales for the third quarter of 2022 increased 4.6% from the same period last year. The increase was driven by core organic sales growth of 6.9%, primarily in our repair and remodel customer segment, with acquisitions accounting for another 5.2%, offset by commodity price deflation of 7.5%. Our gross margin percentage in the third quarter of 2022 increased by 3.9% compared to the third quarter of 2021, primarily due to core organic growth in value-added product categories, as well as disciplined pricing in a volatile, supply-constrained marketplace. Our selling, general and administrative expenses, as a percentage of net sales, were 17.4% in the third quarter of 2022, a 1.5% increase from 15.9% in the third quarter of 2021, largely due to additional operating expenses from locations acquired within the last twelve months, and higher wages and variable compensation costs as a result of increased net sales and profitability.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, rising interest rates and inflation may dampen near term housing industry demand as homes become less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.0%	68.9%	65.9%	71.4%
Gross margin	35.0%	31.1%	34.1%	28.6%
Selling, general and administrative expenses	17.4%	15.9%	16.4%	17.0%
Income from operations	17.6%	15.2%	17.7%	11.6%
Interest expense, net	0.8%	0.7%	0.9%	0.6%
Income tax expense	4.0%	3.4%	3.9%	2.5%
Net income	12.8%	11.1%	12.9%	8.5%

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Net Sales. Net sales for the three months ended September 30, 2022 were $5.8 billion, a 4.6% increase over net sales of $5.5 billion for the three months ended September 30, 2021. Core organic growth, primarily in the repair and remodel segment, and net sales from acquisitions increased net sales by 6.9% and 5.2%, respectively. These increases were partially offset by commodity price deflation of 7.5% .

The following table shows net sales classified by product category:

	Three Months Ended September 30,
	2022		2021
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,816.3	31.5%	$2,405.8	43.7%	-24.5%
Manufactured products	1,478.2	25.7%	1,259.3	22.9%	17.4%
Windows, doors & millwork	1,294.1	22.5%	883.4	16.0%	46.5%
Specialty building products & services	1,172.9	20.3%	960.1	17.4%	22.2%
Net sales	$5,761.5	100.0%	$5,508.6	100.0%	4.6%

We achieved increased net sales in all of our product categories, except lumber and lumber sheet goods, primarily due to core organic sales growth and acquisitions. Lumber and lumber sheet goods net sales decreased primarily due to the impact of commodity price deflation.

Gross Margin. Gross margin increased $0.3 billion to $2.0 billion and our gross margin percentage increased to 35.0% in the third quarter of 2022 from 31.1% in the third quarter of 2021, a 3.9% increase. This increase was primarily attributable to increased sales in our value-added product categories through core organic growth and acquisitions, as well as from disciplined pricing in a volatile, supply-constrained marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $125.2 million, or 14.3%, and as a percentage of net sales increased to 17.4%, up from 15.9% in the third quarter of 2021. This increase was primarily due to additional operating expenses from locations acquired within the last twelve months, and higher wages and variable compensation costs as a result of increased net sales and profitability.

Interest Expense, Net. Interest expense was $44.1 million in the third quarter of 2022, an increase of $8.2 million from the third quarter of 2021. The increase was primarily due to higher outstanding debt balances and increased interest rates during the third quarter of 2022 compared to the third quarter of 2021.

Income Tax Expense. We recorded income tax expense of $232.4 million and $188.3 million in the third quarters of 2022 and 2021, respectively. Our effective tax rate was 23.9% in the third quarter of 2022 and 23.5% in the third quarter of 2021. The increase in the tax expense was primarily driven by an increase in income before income taxes in the current period.

Nine Months ended September 30, 2022 Compared with the Nine Months ended September 30, 2021

Net Sales. Net sales for the nine months ended September 30, 2022 were $18.4 billion, a 20.4% increase over net sales of $15.3 billion for the nine months ended September 30, 2021. Core organic growth, primarily in the single family customer segment, net sales from acquisitions, and commodity price inflation increased net sales by 10.9%, 7.1%, and 2.4%, respectively.

The following table shows net sales classified by product category:

	Nine Months Ended September 30,
	2022		2021
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$6,987.0	38.0%	$6,771.2	44.4%	3.2%
Manufactured products	4,541.4	24.7%	3,208.9	21.0%	41.5%
Windows, doors & millwork	3,539.1	19.3%	2,473.5	16.2%	43.1%
Specialty	3,301.4	18.0%	2,805.4	18.4%	17.7%
Net sales	$18,368.9	100.0%	$15,259.0	100.0%	20.4%

We achieved increased net sales in all of our product categories, due to core organic sales growth, acquisitions, and commodity price inflation.

Gross Margin. Gross margin increased $1.9 billion to $6.3 billion and our gross margin percentage increased to 34.1% in the nine months ended September 30, 2022 from 28.6% in the nine months ended September 30, 2021, a 5.5% increase. This increase was primarily attributable to core organic growth, particularly in value-added product categories, acquisitions, and from disciplined pricing in a volatile, supply-constrained marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $415.5 million, or 16.0%. This increase was primarily due to the higher variable compensation costs as a result of higher sales and profitability, as well as additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses decreased to 16.4% in the nine months ended September 30, 2022 from 17.0% in the nine months ended September 30, 2021, largely driven by cost leverage on increased net sales.

Interest Expense, Net. Interest expense was $156.1 million in the nine months ended September 30, 2022, an increase of $60.5 million from the nine months ended September 30, 2021. Interest expense increased primarily due to higher debt balances and increased interest rates in the first nine months of 2022 compared to the first nine months of 2021, as well as the loss on extinguishment of $27.4 million recognized during the first nine months of 2022, partially offset by $4.6 million expensed in the first nine months of 2021 related to the partial 2027 notes redemption and the 2026 facility amendment.

Income Tax Expense. We recorded income tax expense of $723.2 million and $387.1 million for the nine months ended September 30, 2022 and 2021, respectively. Our effective tax rate was 23.4% in the first nine months ended September 30, 2022 an increase from 23.2% in the first nine months ended September 30, 2021. The increase in the tax expense was primarily driven by an increase in income before income taxes in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at September 30, 2022 consist of cash on hand and borrowing availability under our 2026 facility.

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

The following table shows our borrowing base and excess availability as of:

	September 30, 2022	December 31, 2021
	(in millions)
Accounts receivable availability	$1,172.4	$1,032.9
Inventory availability	1,350.2	1,125.3
Other receivables availability	79.8	110.8
Gross availability	2,602.4	2,269.0
Less:
Agent reserves	(87.7)	(66.6)
Plus:
Cash in qualified accounts	13.7	11.3
Borrowing base	2,528.4	2,213.7
Aggregate revolving commitments	1,800.0	1,400.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,400.0
Less:
Outstanding borrowings	(450.0)	(588.0)
Letters of credit	(129.0)	(126.4)
Net excess borrowing availability on revolving facility	$1,221.0	$685.6

As of September 30, 2022, we had $450.0 million in outstanding borrowings under our 2026 facility, and our net excess borrowing availability was $1.2 billion after being reduced by outstanding letters of credit totaling $129.0 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2022.

Liquidity

Our liquidity at September 30, 2022 was $1.3 billion, which consists of net borrowing availability under the 2026 facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $2.6 billion for the nine months ended September 30, 2022 compared to cash provided by operating activities of $903.2 million for the nine months ended September 30, 2021. The increase in cash provided by operating activities was largely the result of an increase in net income offset by an increase in cash used to fund net working capital in the first nine months of 2022.

For the nine months ended September 30, 2022, the Company used a net $817.3 million in cash investing in acquisitions and property, plant and equipment. Compared to the prior year, the Company used $153.1 million less cash in investing during the current period primarily due to $278.6 million less cash outflows for acquisitions, offset by $76.2 million in proceeds in the prior year period from the divestiture of the Company’s gypsum operations.

Cash used in financing activities was $1.8 billion for the nine months ended September 30, 2022, which consisted primarily of $2.0 billion in repurchases of common stock, the 2027 notes redemption for $612.5 million, and net paydowns on the 2026 facility of $138.0 million, offset by net proceeds from the issuance of $1.0 billion of 2032 notes. Cash used in financing activities was $131.9 million for the nine months ended September 30, 2021, which was primarily related to net proceeds from the issuance of $1.0 billion of 2032 notes, offset by $565.6 million in repurchases of common stock, $471.4 million for the extinguishment of debt acquired in the BMC Merger and the redemption of a portion of the Company’s 2027 notes, and $75.0 million in net repayments on the 2026 facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the 2026 facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the 2026 revolving credit facility would result in approximately $4.5 million in additional interest expense annually based on our $450.0 million in outstanding borrowings as of September 30, 2022. The 2026 facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, by our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2022, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. During the period covered by this report, there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the third quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2022 — July 31, 2022	4,413,203	$61.18	4,412,787	$1,006,479,114
August 1, 2022 — August 31, 2022	568,543	59.52	568,543	972,648,288
September 1, 2022 — September 30, 2022	6,256,928	56.64	6,256,928	618,357,167
Total	11,238,674	$58.57	11,238,258	$618,357,167

In the third quarter of 2022, 11.2 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors on February 18, 2022, and May 9, 2022. Under the combined February and May 2022 programs we are authorized to repurchase up to $2.0 billion of our common stock. The remaining 416 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 8, 2022 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2022 and 2021, (ii) Condensed Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.

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

November 8, 2022

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 8, 2022

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 8, 2022