Form 10-K
period 2022-12-31
Builders FirstSource, Inc.
filed 2023-02-28
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $8,478.4 million based on the closing price per share on that date of $53.70 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of Feb 23, 2023 was 138,012,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 14, 2023 are incorporated by reference into Part II and Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1. Business

CAUTIONARY STATEMENT

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the Company’s other acquisitions, the Company’s growth strategies, including gaining market share and its digital strategies, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and the economy, including labor and supply shortages. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of this annual report on Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission (“SEC”). Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates 569 locations in 42 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BLDR”.

OUR INDUSTRY

We operate in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Customers in the Pro Segment primarily include production and custom homebuilders, remodeling contractors, and multifamily builders. While we are the largest building product supplier according to HBS Dealer magazine’s 2022 Top 200 ProDealers list and the only building supplier with manufacturing capabilities with over $10 billion in sales, the industry remains highly fragmented with competition from large national dealers, specialty dealers, large building supply retailers, regional and local material distributors and smaller privately owned suppliers, truss manufacturers and lumberyards. As such, the industry presents significant opportunities for growth and a number of potential acquisitions.

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

According to the U.S. Census Bureau, the single-family residential construction market was an estimated $384.4 billion in 2022, which was 14.7% lower than 2021, and continues to be lower than the historical high of $470.4 billion in 2006. Further, according to the Home Improvement Research Institute (“HIRI”) in its September 2022 semi-annual forecast, the professional repair and remodel end market was an estimated $180.7 billion in 2022, which was 10.2% higher than 2021.

OUR CUSTOMERS

We serve a broad customer base across the United States. We have a diverse geographic footprint, as we have operations in 47 of the top 50 and 86 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”), as ranked by single family housing permits based on available 2022 U.S. Census data. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multifamily builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2022, our top 10 customers accounted for approximately 18% of net sales, with our largest customer accounting for approximately 5% of net sales. Our top 10 customers are comprised primarily of the largest national production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Dream Finders Homes, Inc., Lennar Corporation, Pulte Homes, Inc., Taylor Morrison Home Corporation, and Toll Brothers Inc.

In addition to the largest production homebuilders, we also service and supply regional production and local custom homebuilders as well as repair and remodeling contractors and multifamily builders. These customers require high levels of service and a broad product offering. Our sales team expects to work very closely with the designers on a day-to-day basis in order to ensure the appropriate products are identified, ordered or produced and delivered on time to the building site. To account for these increased service costs, pricing in the industry is tied to the level of service provided and the volumes purchased. Servicing a broad range of homebuilders, including single-family and multifamily builders, and remodeling contractors allows us to more effectively manage market conditions that may have an outsized adverse impact on a specific customer segment.

OUR PRODUCTS AND SERVICES

We group our building products and services into four product categories:

Lumber and Lumber Sheet Goods. Lumber and lumber sheet goods include dimensional lumber, plywood and oriented strand board (“OSB”) products used in on-site house framing. Lumber & lumber sheet goods are our largest sales volume product category. The products in this category are highly sensitive to fluctuations in market prices for such commodities.

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, steel roof trusses, wall panels, and engineered wood that we design, cut, and assemble for each home. Manufactured products also include our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber and lumber sheet goods into customized framing packages, saving builders both time and money and improving job site safety. Our manufactured products allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, and wall panels are built in a factory-controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without manufactured products, builders construct these items on site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors and open-web floor trusses are also stronger and straighter than conventionally framed floors. While not as sensitive to commodity price fluctuations as lumber and lumber sheet goods, the products in this category are constructed using lumber and lumber sheet goods, and thus are somewhat sensitive to commodity price fluctuations.

Windows, Doors and Millwork. Windows and doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture a portion of the vinyl windows that we distribute in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance, such as periodic caulking and painting.

Specialty Building Products and Services. Specialty building products and services consist of various products, including vinyl, composite and wood siding, exterior trim, metal studs, cement, roofing, insulation, wallboard, ceilings, cabinets and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products can reduce overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess. We also offer software products through our Paradigm subsidiary, including drafting, estimating, quoting, and virtual home design services, which provide software solutions to retailers, distributors, manufacturers and homebuilders that help them boost sales, reduce costs, and become more competitive. We believe that the homebuilding and remodeling industries are increasingly adopting digital solutions and that we are well positioned to take advantage of these trends because of our scale and prior investments in digital technologies, including our acquisition of Paradigm.

We compete in a fragmented marketplace. We believe our integrated approach and scale allow us to compete effectively through our comprehensive product lines, prefabricated components and value-added services, combined with the knowledge of our integrated sales forces to enable our homebuilder customers to complete construction more quickly, with higher quality and at a lower cost. While we expect these benefits to be particularly valuable to our customers in market environments characterized by labor shortages and sourcing challenges, we expect such benefits will also be increasingly valued and demanded by our customers operating under normal market conditions.

MANUFACTURING

Our manufacturing facilities utilize industry leading technology, including automated robotic truss lines, and high-quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors & millwork.

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

Custom Millwork. Our manufactured custom millwork consists primarily of interior and exterior pre-hung door systems, intricate interior and exterior mouldings, custom and premium windows, finish hardware, stair parts, mantels and columns units.

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

Pre-hung Doors. We manufacture pre-hung interior and exterior doors at many of our locations. We insert door slabs and pre-cut door jambs into a door machine, which bores holes into the doors for the door hardware and applies the jambs and hinges to the door slab. We then apply the casing that frames interior doors at a separate station. Exterior doors do not have a casing, and instead may have sidelights applied to the sides of the door, a transom attached over the top of the door unit and a door sill applied to the threshold.

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

Organic Growth of Value-add Products and Services

Maximize our share of wallet by capturing above-market growth in our higher margin value-added products. We believe our national manufacturing footprint and differentiated capabilities will allow us to capture growth in our higher margin value-added products, including trusses, wall panels and millwork. We believe our value-added products address the growing demand for ways to build homes more efficiently, addressing labor constraints and rising costs. We plan to accelerate this growth by further expanding our national manufacturing footprint to serve locations that do not currently have adequate access to these higher margin products. By focusing on our differentiated platform and broad product mix, we are able to offer a complete array of products and services that would otherwise need to be sourced from various distributors, providing us an opportunity to capture a greater share of wallet. This operational platform often will make us a preferred distributor for large-scale national homebuilders as well as local and custom homebuilders looking for more efficient ways to build a home. We have also made significant investments in digital solutions that we believe position us to take advantage of long-term digitization trends in the homebuilding and remodel industries. We believe that customers continue to place an increased value on these capabilities, which further differentiates us from our competitors.

Leverage our competitive strengths to capitalize on housing market share. We intend to leverage our core business strengths including local market presence, national footprint, unmatched scale in manufacturing capability, breadth of product portfolio, and end market exposure to expand our sales and profit margins. Our customers continue to emphasize the importance of local access, competitive pricing, a broad product portfolio, sales force knowledge, labor-saving manufactured products, on-site services and overall “ease of use” with their building products suppliers. Our comprehensive product offering, experienced sales force, strong strategic vendor relationships, location coverage in important markets, and tenured senior management team position us well to capitalize on strong demand in the new home construction market and the repair and remodel segment. Our large delivery fleet, professional drivers, well positioned locations, and comprehensive inventory management enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Our comprehensive network of products, services and facilities provides a strategically advantaged service model which enhances our value to our customers and provides a strong platform to drive growth. We have also expanded our operational footprint in the multifamily and light commercial markets to position us for further growth in these growing end-markets.

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

Continue to Build our High-Performing Culture

Strong emphasis on putting our people first. Our team members are a critical resource, and every single one makes a difference. Enhancing talent acquisition, employee development and retention will ensure we continue to attract and retain this valuable component of our business. Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers are a fundamental component in our success. We care about our team members and strive to have a strong environmental, health and safety program that drives world-class safety results and ensures our team members leave their workplace safely, every day. We have developed programs to help progress our people’s careers, such as our Pilot Leadership Development Program, and we strive to maintain a performance-based culture.

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

Pursue Strategic Acquisitions

Leverage free cash flow to accelerate strategic growth. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy is focused on the continued growth of our prefabricated components business and on the potential for geographic expansion. First, we plan to selectively seek acquisition targets that manufacture prefabricated components such as factory-built roof and floor trusses, wall panels, and engineered wood, as well as other value-added products such as vinyl windows and millwork. We also intend to pursue potential acquisitions that present an opportunity to add manufacturing capabilities in a relatively short period of time. Second, there remain a number of attractive homebuilding markets where we do not currently operate. We believe that our proven operating model can be successfully adapted to these markets and where homebuilders, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our management has shown the capability to effectively and efficiently integrate newly acquired businesses, increase productivity and drive value. We have successfully integrated approximately 60 acquisitions since 1998, including the BMC and ProBuild transactions both of which were company and industry transforming.

SALES AND MARKETING

We seek to attract and retain customers through exceptional customer service, leading product quality, broad product and service offerings, and competitive pricing. This strategy is centered on building and maintaining strong customer relationships rather than traditional marketing and advertising. We strive to add value for the homebuilders through shorter lead times, lower total project costs, faster project completion and higher quality. We believe by executing this strategy we will continue to generate new business.

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation, and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2022, we employed approximately 2,400 sales representatives, who are generally paid a commission based on gross margin dollars collected and worked with approximately 2,600 sales coordinators and product specialists.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB and plywood, engineered wood, windows, doors, millwork, and roofing. Our largest suppliers are national companies such as Boise Cascade Company, Weyerhaeuser Company, West Fraser Timber Co. Ltd., Specialty Building Products, James Hardie Industries plc, and Louisiana-Pacific Corp. We believe marketplace supply allows us to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized procurement platform for commodity wood products and corporate oversight of purchasing programs, we believe we are able to maximize the advantages of both our and our suppliers’ broad geographic footprints and negotiate purchases across multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply. Additionally, for certain customers, we institute purchasing programs on commodity wood products such as OSB and lumber to align portions of our procurement costs with our customer pricing commitments. We balance our OSB and lumber purchases with a mix of contract and spot market purchases to ensure consistent supply of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from thousands of suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. Although no purchases from any single supplier represented more than approximately 8% of our total materials purchases for the year ended December 31, 2022, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings which would further enhance our margins and cash flow.

COMPETITION

We have and will continue to experience robust competition for homebuilder business due to the highly fragmented nature of the Pro Segment. We face competition from other large national dealers that focus on the Pro Segment, including U.S. LBM, 84 Lumber and Carter Lumber; specialty dealers, such as roofing building supply companies; regional and local building supplies dealers; single and multi-site lumber yards; framing contractors; component manufacturers including Universal Forest Products and Stark Truss; and millwork operators such as American Cedar & Millwork and Westpac. We believe that we have competitive advantages over our competitors due to our long-standing customer relationships, local market knowledge, competitive pricing, superior service, broad product offering and large-scale procurement capabilities. We cultivate long-term relationships with professional builders and work to retain our customers by delivering a full range of high-quality products on time, and offering trade credit, competitive pricing and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. We believe that our local market knowledge, strong customer relationships, superior service, and operational efficiencies allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

HUMAN CAPITAL

At December 31, 2022, we had approximately 29,000 employees. Less than 1% are covered by collective bargaining agreements, where we believe our relations with the labor unions are generally good. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

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

Workplace Health & Safety

We care about our team members and anyone who enters our workplace. We strive to have a strong environmental, health and safety program that focuses on implementing policies and training programs. We also perform self-audits to ensure our team members leave their workplace safely, every day. Over the past several years, we have developed and implemented programs designed to promote workplace safety, with the goal of reducing the frequency and severity of employee injuries. We review and monitor our performance closely by updating our executive team monthly on progress.

During 2022, our experience and continuing focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our team members and workplace visitors safe.

The Company also aspires to reduce its lost time and recordable injuries each year. In 2022, we reduced our Total Recordable Incident Rate for the seventh consecutive year and by approximately 22% over the prior year.

We also broadly provide accessible safety training to our employees in a number of formats to accommodate the learner’s style, pace, location, and access to technology.

Diversity & Inclusion

Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers are a fundamental component in our success, and every single team member makes a difference.

Our Company strives to foster a culture that encourages collaboration, flexibility and fairness to enable all team members to contribute to their full potential. We are committed to enhancing our efforts related to diversity and inclusion across all aspects of our organization, including hiring, promotion and developmental opportunities. We conduct both in-person and online diversity training through our online learning management system. We continue to create greater awareness, eliminate unconscious bias and foster more open and honest communication through our Corporate Inclusion Council.

To assess and improve our efforts, the Company recently surveyed employees finding that the majority of employees feel welcome, safe and included, treated fairly with opportunities to reach full potential, supported professionally, emotionally and socially and are comfortable sharing experiences and opinions, and valued as a team member. We identified four key priorities through our survey: enhance awareness, increase diversity of the workforce, improve and enhance communication, and increase inclusion and engagement. With these priorities in mind we have launched diversity and inclusion trainings, introduced quarterly town halls and engaged in regular Company-wide communications, introduced leadership development and sales trainings, and are in the process of establishing regional and local employee resource groups.

Learning & Development

In order to attract and retain top talent, we provide several resources in a variety of formats that promote the ongoing learning and development of our team members. We offer leadership development training for new and existing leaders in topics such as: Effective Communication, Conducting Performance Management, Developing Successful and Productive Teams, Conflict Resolution & Management, Providing Exceptional Customer Service, Hiring for Fit and Building a Diverse and Inclusive Team. We have maintained our commitment to learning and development through our online learning management system and limited on-site courses facilitated in a safe setting by our training and development team. Our online course catalog offers approximately 11,000 courses which are available to all team members.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary enterprise resource planning (“ERP”) systems, which we currently use for operations representing the majority of our sales, are proprietary systems that have been highly customized by our computer programmers. The materials required for thousands of standard builder plans are stored by the system for rapid quoting or order entry. Hundreds of price lists are maintained on hundreds of thousands of SKUs, facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process and billing can be customized to reduce a customer’s administrative costs and payment speed.

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

We have developed a proprietary program for use in our component plants. This software reviews product designs for errors, schedules the plants and provides the data used to measure plant efficiency. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in various aspects of our business such as analyzing blueprints to generating material lists, purchasing lumber products at the lowest cost, delivery management, resource planning and scheduling and financial planning and analysis.

In 2022, we announced the decision to move the Company to a new ERP system. The program will begin in 2023 kicking off with detailed planning, design, build and testing followed by several years of deployment across our broad network of operating sites. As part of this program, we intend to utilize technology-enabled opportunities to enhance our operating model and transform our business creating further value for all our stakeholders.

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

Industry Risks

The industry in which we operate is dependent upon the residential homebuilding industry, as well as the U.S. economy, the credit markets and other important factors.

The building products industry is highly dependent on new home and multifamily construction as well as repair and remodel, which in turn are dependent upon a number of factors, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels and occupancy, housing demand and the health of the U.S. economy and mortgage markets. Unfavorable changes in demographics, credit markets, including rising mortgage and other interest rates, consumer confidence, household incomes, inflation, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Production of new homes and multifamily buildings may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized builders and sub-contractors, shortages of suitable building lots and material, and lack of financing or more expensive financing available to homebuilders. In addition, the building industry is subject to various local, state, and federal statutes, ordinances, and regulations concerning zoning, building design and safety, construction, energy and water conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area or in order to maintain certain areas as primarily or exclusively residential. Regulatory restrictions may increase our operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The building supply industry is subject to cyclical market pressures.

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, including inflation and interest rates, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. For example, prices of wood products, including lumber and panel products, are subject to significant volatility, such as the spike in lumber prices experienced in our industry in 2020 and 2021 and the more recent decline in lumber prices. The prices of wood products directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. If lumber or structural panel prices were to significantly decline from current levels, our sales and profits would be negatively affected as compared to 2022 operating results. Our lumber and lumber sheet goods product category represented 35.6% of total net sales for the year ended December 31, 2022. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, the building products industry is cyclical in nature. Industry forecasters expect that we will face future downturns in the homebuilding industry which could have an adverse effect on our operating results, financial condition or cash flows. We are not able to predict the timing, severity or duration of any future downturns in the housing market.

Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.

The building products supply industry is highly fragmented and competitive. We face, and will continue to face, significant competition from local, regional and other national building materials chains, as well as from privately-owned single site enterprises. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders or commercial builders or (5) adapt more quickly to new technologies or evolving customer requirements than we do. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, have intensified their marketing efforts, including expanding e-commerce offerings, to professional homebuilders in recent years and may continue to intensify these efforts in the future. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders or commercial builders, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders or commercial builders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders or commercial builders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

Homebuyer demand may shift towards smaller homes creating fluctuations in demand for our products.

Home affordability can be a key driver in demand for our products and home prices have increased meaningfully over the past several years. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices may result in homes becoming less affordable. Furthermore, consumer preferences could shift to smaller or larger homes in the future. This could cause homebuyer demand to soften or shift substantially which could have an adverse impact on our financial condition, operating results and cash flows if we are unable to respond to the new market demands effectively.

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

We have consummated a number of strategic acquisitions as part of our growth strategy and intend to continue to pursue strategic acquisitions in the future as part of our growth strategy. Strategic acquisitions involve risks and if we are unable to realize the anticipated benefits of these transactions or identify suitable acquisition candidates in the future, our growth, financial condition and results of operations could be materially and adversely affected.

Strategic acquisitions are an important part of our growth strategy and we seek to identify attractive acquisition opportunities that we believe will be accretive and result in increased sales and EBITDA, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, in connection with evaluating potential strategic transactions, we may incur significant expenses for the evaluation and due diligence investigation and negotiation of any potential transaction. Furthermore, multiples for acquisition targets have generally increased over the past few years and we face increased competition from other acquirors for attractive acquisition opportunities. As a result, we may not be able to consummate acquisitions on favorable terms, if at all. We may also not be able to obtain necessary approvals to consummate acquisitions. An inability to continue to identify and consummate attractive acquisitions could adversely affect our growth.

If we complete an acquisition, we need to successfully integrate the target company’s products, services, associates and systems into our business operations in order to realize the anticipated benefits from an acquisition. Integration can be a complex and time-consuming process, and if the integration is not fully successful or is delayed for a material period of time, we may not achieve the anticipated synergies or benefits of the acquisition. Although we have been successful in the past with the integration of numerous acquisitions, we may not be able to successfully integrate the operations of any future acquired businesses with our own in an efficient and cost-effective manner or without significant disruption to our or the acquired companies’ existing operations. Furthermore, even if a target company is successfully integrated, an acquisition may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or services, and expose us to additional liabilities. Any impairment of goodwill or other intangible assets acquired in a strategic transaction may reduce our earnings. Moreover, acquisitions involve significant risks and uncertainties, including uncertainties as to the future financial performance of the acquired business, the achievement of expected synergies, difficulties integrating acquired personnel and corporate cultures into our business, the potential loss of key employees, customers or suppliers, difficulties in integrating different computer and accounting systems, exposure to unforeseen liabilities of acquired companies and the diversion of management attention and resources from existing operations. We may be unable to successfully complete potential acquisitions due to multiple factors, such as issues related to regulatory review of the proposed transactions. We may also be required to incur additional debt or issue additional shares of our common stock in order to consummate acquisitions in the future. Potential new debt may be substantial and may limit our flexibility in using our cash flow from operations. The issuance of new shares of our common stock could dilute the equity value of our existing stockholders. Our failure to fully integrate future acquired businesses effectively or to manage other consequences of our acquisitions, including increased indebtedness, could prevent us from remaining competitive and, ultimately, could adversely affect our financial condition, operating results and cash flows.

We are subject to competitive pricing pressure from our customers.

Production homebuilders and multifamily builders historically have exerted and will continue to exert significant pressure on their outside suppliers, including on us, to keep prices low because of their market share and their ability to leverage such market share in the highly fragmented building products supply industry. Given this pricing pressure, we may not be able to pass along price increases for lumber, wood products, other building products, or related labor costs to our customers, which could impact our margins. In addition, continued consolidation among production homebuilders or multifamily and commercial builders, or changes in such builders’ purchasing policies or payment practices, could result in additional pricing pressure, and our financial condition, operating results and cash flows may be adversely affected.

Furthermore, in periods of economic downturn these pricing pressures tend to increase. As a result, we may face heightened pricing pressures in the event of an economic downturn, and our financial condition, operating results and cash flows may be adversely affected.

The loss of any of our significant customers or a reduction in the quantity of products they purchase could affect our financial health.

Our ten largest customers generated approximately 18% of our net sales for the year ended December 31, 2022. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any downturn, some of our homebuilder customers may exit or severely curtail building activity in certain of our markets.

In addition, production homebuilders, multifamily builders and other customers may: (1) seek to purchase some of the products that we currently sell directly from manufacturers, (2) elect to establish their own building products manufacturing and distribution facilities or (3) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum amount of products from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Historically, our products are obtainable from various sources and in sufficient quantities. While the COVID-19 pandemic caused significant disruptions and delays in the manufacture and distribution of building products throughout the industry supply chain, we are beginning to see a return to pre-pandemic levels in many areas. That said, the loss of, or an ongoing substantial decrease in the availability of products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

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

Furthermore, we have had recent leadership changes and transitions involving our senior leadership team, as previously announced. Such leadership changes can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth transition could hinder our strategic planning, execution and future performance.

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

Furthermore, advances in computer and software capabilities, encryption technology, and other discoveries increase the complexity of our technological environment, including how each interacts with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. The risk of system disruption is increased when significant system changes are undertaken. If we fail to timely integrate and update our information technology systems and processes, including our new ERP system, we may fail to realize the cost savings or operational benefits anticipated to be derived from these initiatives.

We are subject to cybersecurity risks and expect to incur increasing costs in an effort to minimize those risks.

Our business employs systems that allow for the secure storage and transmission of customers’, vendors’ and employees’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. Additionally, we may be impacted by intrusions or failures of critical infrastructure such as the power grid or communications systems. These events could compromise ours’ and our customers’ and suppliers’ confidential information, impede or interrupt our business operations, and could result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks and there can be no assurance that we will not suffer such significant losses in the future. As cyber-attacks become more sophisticated, we expect to incur increasing costs to strengthen our systems from outside intrusions. While we have implemented administrative and technical controls and have taken other preventive actions, such as deploying company-wide cybersecurity training and conducting threat simulations to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

Changes in our customer or product sales mix affect our operating results.

Our operating results vary according to the amount and type of products we sell to each of our primary customer types: single-family homebuilders, remodeling contractors, and multifamily, commercial and other contractors. Gross margins on sales to single-family, multifamily, commercial and other contractors vary based on a variety of factors, including the purchase volumes of the individual customer, the mix of products sold to that customer, the cost to serve that customer, the size and selling price of the project being constructed and the number of upgrades added to the project before or during its construction.

We generate significant business from the large single-family homebuilders; however, our gross margins on sales to them tend to be lower than our gross margins on sales to other market segments. A shift in our sales mix towards the larger homebuilders could negatively impact our gross margins.

In addition, we typically realize higher gross margins on more highly engineered and customized products, or ancillary products that are often purchased based on convenience and are therefore less price sensitive to our customers. For example, sales of lumber and lumber sheet goods tend to generate lower gross margins due to their commodity nature and the relatively low switching costs of sourcing those products from different suppliers. Structural components and millwork, doors and windows often generate higher gross margins relative to other products due to their increased complexity and opportunity for efficiency gains. A shift in our sales mix towards the lumber and lumber sheet goods product category could negatively impact our gross margins.

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

We regularly invest resources to update and improve our internal information technology systems and software platforms. Should our investments not succeed, or if delays or other issues with new or existing internal technology systems and software platforms disrupt our operations, our business could be harmed.

We rely on our network infrastructure, ERP systems, data hosting, public cloud and software-as-a-service providers, and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, including our new ERP system, we may experience outages and may not be able to deliver certain offerings or develop new offerings and enhancements that we need to remain competitive. Improvements, upgrades and, to a greater extent, system conversions, are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation.

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

As of December 31, 2022, our debt totaled $3,015.4 million, which includes $201.4 million of finance lease and other finance obligations. We have a $1.8 billion revolving credit facility with maturity dates between December 17, 2026 and January 17, 2028 (“Revolving facility”), under which we had $264.0 million in outstanding borrowings and $128.9 million of letters of credit outstanding as of December 31, 2022. In addition, we also have $505.2 million in obligations under operating leases.

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
•
exposing us to the risk of increased interest rates, and corresponding increased interest expense, because borrowings under the Revolving facility are at variable rates of interest;
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

We are substantially reliant on cash on hand and borrowing availability under the Revolving facility, which totaled $1,487.5 million at December 31, 2022, to provide working capital and fund our operations. Our working capital requirements are likely to grow as we continue to grow organically and through acquisitions. Our inability to renew, amend or replace our debt instruments when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing the Revolving facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of December 31, 2022.

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

Interest rates may increase in the future. As a result, interest rates on our Revolving facility could be higher or lower than current levels. As of December 31, 2022, we had approximately $264.0 million, or 8.8%, of our outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense and further decreasing our net income and cash flows. In recent years, the Company has executed several debt transactions designed to optimize our debt structure and extend maturities. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

A 1.0% increase in interest rates on the Revolving facility would result in approximately $2.6 million in additional interest expense annually as we had $264.0 million in outstanding borrowings as of December 31, 2022. The Revolving facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

If the housing market declines, we may be required to take impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.

If conditions in the housing industry continue to deteriorate we may need to take goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry conditions, we may have to temporarily idle or permanently close certain facilities in under-performing markets. Widespread facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

Our inability to effectively deploy our excess capital may negatively affect return on equity and stockholder value.

Throughout 2022, we generated significant excess cash flows. Our business plan calls for us to execute a variety of strategies to deploy excess capital including, but not limited to, continued organic balance sheet growth and the consideration of potential acquisition opportunities to further deploy our excess capital when we expect such opportunities to significantly enhance long-term stockholder value. We have also repurchased approximately $4.4 billion of our shares since January 2021 through the date of this filing, and intend to continue repurchasing shares pursuant to share repurchase authorization approved by our board of directors and announced on November 28, 2022. Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

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

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations, including immigration and work-authorization laws and regulations promulgated by the United States Equal Employment Opportunity Commission, tariff regulations on imported products promulgated by the Federal government, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, state and local regulations relating to our escrow business, and state and local zoning restrictions and building codes. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows and damage our reputation.

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

General Risks

The ongoing COVID-19 pandemic and its contributory effects on the economy could adversely impact, our business, financial condition, liquidity, capital and results of operations.

While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not worsen again, including as a result of the emergence of new strains of the virus, or another health-related emergency will not emerge. Any worsening of the pandemic, a new health-related emergency and their effects on the economy could have an adverse impact our business, financial condition and results of operations.

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and a potential recession. While our management team continually monitors market conditions and economic factors throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally or locally, then we could see a decrease in housing starts, which would adversely affect our business, financial condition, operating results, and cash flows.

In addition, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflict in Ukraine on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations, any shortages of fuel or significant fuel cost increases could seriously disrupt our ability to distribute products to our customers.

There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn or recession, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions. The effects of any economic downturn or recession could continue for many years after the downturn or recession is considered to have ended.

We may be adversely affected by any natural or man-made disruptions to our operations and our distribution and manufacturing facilities.

We currently maintain a broad network of distribution and manufacturing facilities throughout the U.S. Any widespread disruption to our operations resulting from fire, earthquake, weather-related events (such as tornadoes, hurricanes, flooding and other storms), other natural disasters, an act of terrorism, intrusions or failures of critical infrastructure such as the power grid or communications systems or any other cause could damage multiple facilities and a significant portion of our inventory and could materially impair our ability to distribute our products to customers. Moreover, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it retakes for us to reopen or replace a damaged facility. If any of these events were to occur, our financial condition, operating results and cash flows could be materially adversely affected.

In addition, general weather patterns affect our operating results throughout the year, with adverse weather historically reducing construction activity in the first and fourth quarters in the markets in which we primarily operate. Adverse weather events, natural disasters or similar events, including as a result of climate change, could generally reduce or delay construction activity, which could adversely impact our financial condition, operating results and cash flows. Furthermore, if certain markets where we have made significant investments become less desirable for new home building due to the frequency of adverse weather events or climate change, we could incur significant losses at our facilities throughout these markets.

ESG risks could adversely affect our reputation and shareholder, employee, customer and third party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as DEI, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Additionally, investors and shareholder advocates are placing an increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

Climate change could adversely affect our business and damage our reputation.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements. Any such new or heightened requirements could result in increased regulatory, compliance or other costs. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

The price of our common stock is volatile and may decline.

The market price of our common stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. For example, between January 1, 2022 and December 31, 2022, the closing price of our common stock on the NYSE ranged from $50.02 to $85.42 per share. In addition, the price of our common stock may fluctuate significantly in response to various factors, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 42 states throughout the U.S. Based on available 2022 U.S. Census data, we have operations in 47 of the top 50 and 86 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2022.

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

We own 147 actively operating facilities contractually and lease 422 actively operating facilities. These leases typically have an initial lease term of five to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 118 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

In addition, we operate a fleet of approximately 18,800 rolling stock units which includes trucks, forklifts, and trailers used to deliver products from our distribution and manufacturing centers to our customers’ job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of Feb 23, 2023 was 82.

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

The graph below matches the cumulative 5-Year total return of holders of Builders FirstSource, Inc.’s common stock with the cumulative total returns of the Russell 2000 index and the S&P 600 Building Products index. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

	12/17	12/18	12/19	12/20	12/21	12/22
Builders FirstSource, Inc.	100.00	50.07	116.61	187.29	393.35	297.75
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
S&P 600 Building Products Index	100.00	79.70	114.34	145.40	181.51	151.78

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 14, 2023 under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2022 — October 31, 2022	1,818,530	$61.54	1,818,530	$506,479,144
November 1, 2022 — November 30, 2022	1,883,375	62.90	1,883,114	1,388,063,907
December 1, 2022 — December 31, 2022	6,449,019	65.28	6,449,019	967,194,726
Total	10,150,924	$64.17	10,150,663	$967,194,726

In the fourth quarter of 2022, 10,150,663 shares were repurchased and retired pursuant to share repurchase plans authorized by our board of directors, including an incremental $1.0 billion share repurchase authorization in November 2022. The remaining 261 shares presented in the table above represent shares tendered in order to meet tax withholding requirements for restricted stock units vested.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes contained in Item 8. Financial Statements and Supplementary Data of this annual report on Form 10-K. See “Risk Factors” contained in Item 1A. Risk Factors of this annual report on Form 10-K and “Cautionary Statement” contained in Item 1. Business of this annual report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates 569 locations in 42 states across the United States. Given the span and depth of our geographical reach, our locations are organized into three geographical divisions (East, Central, and West), which are also our operating segments. All of our segments have similar customers, products and services, and distribution methods. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating segments are aggregated into one reportable segment.

We offer an integrated solution to our customers by providing manufacturing, supply, and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines along with other various building products. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all our product categories.

We group our building products into four product categories:

•
Lumber and Lumber Sheet Goods. Lumber and lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.
•
Manufactured Products. Manufactured products consist of wood floor and roof trusses, steel roof trusses, wall panels, and engineered wood.
•
Windows, Door and Millwork. Windows and doors are comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features that we manufacture, such as intricate mouldings, stair parts, and columns.
•
Specialty Building Products and Services. Specialty building products and services consist of various products, including vinyl, composite and wood siding, exterior trim, metal studs, cement, roofing, insulation, wallboard, ceilings, cabinets, and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We also offer software products through our Paradigm subsidiary, including drafting, estimating, quoting, and virtual home design services, which provide software solutions to retailers, distributors, manufacturers and homebuilders that boost sales, reduce costs, and help them become more competitive.

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•
Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, rising inflationary pressures, mortgage markets and the health of the economy. According to the U.S. Census Bureau, the seasonally adjusted annual U.S. total and single-family housing starts were 1.4 million and 0.9 million, respectively, in 2022. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. As a result of various current market dynamics, including rising inflationary pressures, mortgage rate increases and shifts in housing affordability, industry forecasters, including the National Association of Home Builders (“NAHB”), expect to see housing demand soften near-term. Despite expected near-term tempered market conditions, we believe the housing industry remains underbuilt and that there are several meaningful trends that indicate U.S. housing demand will continue to be strong over the long-term, including the aging of housing stock and normal population growth due to immigration and birthrate exceeding death rate.

•
Targeting Large Production Homebuilders. The homebuilding industry continues to undergo consolidation, and the larger homebuilders continue to increase their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in servicing large homebuilders with certain profitability expectations. Additionally, we have been successful in expanding our custom homebuilder base while maintaining acceptable credit standards.
•
Repair and remodel end market. While influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel market is still dependent upon some of the same factors, including demographic trends, interest rates, consumer confidence, employment rates, the health of the economy and home financing markets. As a result of these pressures, we may experience reduced sales demand, challenges in the supply chain, increased margin pressures and/or increased operating costs in this area of our business as a result. We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.
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
•
Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and, to a lesser extent, repair and remodel activities, and is subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies, rising inflation and other factors that affect the homebuilding industry, such as demographic trends, increasing interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Disruptions and uncertainties as a result of a pandemic, or other health related emergency, like the COVID-19 pandemic, may have a significant impact on our future operating results.
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
•
Cost and/or Availability of Materials. Prices of building materials, including wood products, are subject to cyclical market fluctuations, which may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase materials which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost and/or availability of these materials, some of which are subject to significant fluctuations, are often passed on to our customers, but our pricing quotation periods and market competition may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. We may also experience challenges sourcing suitable products for our customers and may be forced to provide alternative materials as substitution for contracted orders. Our inability to pass on material price increases to our customers could adversely impact our operating results.
•
Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be a low total-cost building materials supplier in the markets we serve. We closely manage our working capital and operating expenses. Further, we pay careful attention to our logistics function and its effect on our shipping and handling costs.
•
Multifamily and Light Commercial Business. Our primary focus has been on single-family residential new construction and the repair and remodel end market. However, through recent acquisitions we have expanded our operational footprint in the multifamily and light commercial markets, growing our value-add components and millwork product offerings in this end market. We will continue to identify opportunities for profitable growth in these areas.
•
Capital Structure. We had $3,015.4 million of indebtedness as of December 31, 2022. We strive to optimize our capital structure to ensure that our financial needs are met in light of economic conditions, business activities, organic investments, opportunities for growth through acquisition and the overall risk characteristics of our underlying assets. In addition to these factors, we also evaluate our capital structure on the basis of our leverage ratio, our liquidity position, our debt maturity profile, our market capitalization, and market interest rates. As such, we may enter into various debt or equity transactions to appropriately manage and optimize our capital structure and liquidity needs.

RECENT DEVELOPMENTS

Business Combinations

During 2022 and through the date of this filing, we completed a number of acquisitions for a combined $722.3 million purchase price, net of cash acquired, including the acquisitions of (i) Panel Truss of Longview, Inc., Panel Truss – Hearne, LLC, Case-Hill, Inc., Panel Truss-Dallas, LLC, Truss Ops Trucking, LLC and Truss Ops, LLC (the “Texas Panel Truss Businesses”), (ii) Panel Truss – Oakwood, LLC, Panel Truss – Townville, LLC and Panel Truss – Ringgold, LLC (the “East Panel Truss Businesses”), (iii) Valley Truss Co., Inc. (“Valley Truss”), (iv) Odds-N-Ends, Inc., d/b/a HomCo Lumber & Hardware (“HomCo”), (v) Trussway, LLC and its subsidiaries (“Trussway”), (vi) Fulcrum Building Group Holdings, LLC and its subsidiaries (“Fulcrum”), (vii) Pima Door and Supply and Sunrise Carpentry (“Pima”), and subsequent to year-end, (viii) Noltex Truss and its affiliates (“Noltex”).

These acquisitions further expand our market footprint and provide additional operations in our value-add product categories and our multifamily customer segment and are further described in Note 3 and Note 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Company Shares Repurchases

On February 18, 2022, the Company announced that its board of directors authorized the repurchase of $1.0 billion of its shares of common stock. On May 9, 2022, the board of directors authorized a new share repurchase program of $2.0 billion, which replaced the previous $1.0 billion program authorized in February 2022. On November 28, 2022, the board of directors authorized an additional $1.0 billion to the existing repurchase program for a total of $1.5 billion inclusive of the remaining outstanding authorization existing at that time.

Under the share repurchase programs authorized by the board of directors since August of 2021, the Company has repurchased a total of 70.2 million shares of common stock, or approximately 34.0% of the Company’s total shares outstanding, at an average price of $62.58, including 41.9 million shares of common stock at an average price of $61.79 in 2022. As of December 31, 2022, the Company had approximately $967.2 million authorization remaining under its current share repurchase program. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchase transactions, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Debt Transactions

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 4.25% senior unsecured notes due 2032 (“4.25% 2032 notes”) at an issue price equal to 100.50% of par value.

On February 4, 2022, the Company amended the previous credit facility to increase the total commitments by an aggregate amount of $400.0 million resulting in a new $1.8 billion amended credit facility.

On June 15, 2022, the Company completed a private offering of $700.0 million in aggregate principal amount of 6.375% senior unsecured notes due 2032 (“6.375% 2032 notes,” and together with the 4.25% 2032 notes, the “2032 notes”) at an issue price equal to 100% of par value. Subsequently, on June 16, 2022, the Company redeemed the remaining $612.5 million in outstanding aggregate principal amount of 6.75% senior secured notes due 2027 (“2027 notes”).

Subsequent to year-end, on January 17, 2023, the Company amended its revolving credit facility to extend the maturity on a portion of the total commitments by 13 months to January 17, 2028, and to include additional pricing tiers for the applicable margin.

These transactions are described further in Notes 8 and 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. Collectively, these transactions have extended our debt maturity. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Departure and Appointment of President and Chief Executive Officer

On November 18, 2022, Dave Flitman stepped down as President and Chief Executive Officer (“CEO”) to accept another position outside of our industry and the board of directors announced the appointment of Dave Rush as interim CEO. Subsequently, on January 10, 2023, the board announced that Dave Rush had been named CEO, effectively immediately. Mr. Rush has 23 years of dedicated service to the company through which he also led the integrations of the BMC Merger and ProBuild acquisition as well as previously held the position of Chief Operating Officer of the Company’s East Division.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts for the year ended December 31, 2022 were 1.6 million, a decrease of 3.0% compared to the year ended December 31, 2021. Actual U.S. single-family housing starts for the year ended December 31, 2022 were 1.0 million, a decrease of 10.6% compared to the year ended December 31 2021. A composite of third party sources, including the NAHB, are forecasting 1.3 million U.S. total housing starts and 0.9 million U.S. single-family housing starts for 2023, which are projected decreases of 16.6% and 11.6%, respectively, from 2022. In addition, in its September 2022 semi-annual forecast, the Home Improvement Research Institute (“HIRI”) forecasted sales in the professional repair and remodel end market to increase approximately 3.6% in 2023 compared to 2022.

Our net sales for the year ended December 31, 2022 increased 14.2% over the same period last year. The increase was driven by a 7.3% increase in sales related to acquisitions and core organic sales growth of 6.6%, primarily in our single-family and repair and remodel customer segments. Our gross margin percentage increased by 4.7% during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to core organic growth in value-added product categories, as well as disciplined pricing in a volatile, supply-constrained marketplace. Our selling, general and administrative expenses, as a percentage of net sales, were 17.5% in 2022, a 0.1% increase from 17.4% in 2021, largely due to additional operating expenses from locations acquired within the last twelve months, and higher wages and variable compensation costs as a result of increased net sales and profitability for the year ended December 31, 2022 compared to the year ended December 31, 2021.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, rising interest rates and inflation may dampen near-term housing industry demand as homes become less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

2022 Compared with 2021

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items for the years ended December 31:

	2022	2021
Net sales	100.0%	100.0%
Cost of sales	65.9%	70.6%
Gross margin	34.1%	29.4%
Selling, general and administrative expenses	17.5%	17.4%
Income from operations	16.6%	12.0%
Interest expense, net	0.9%	0.7%
Income tax expense	3.6%	2.6%
Net income	12.1%	8.7%

Net Sales. Net sales for the year ended December 31, 2022 were $22.7 billion, a 14.2% increase from net sales of $19.9 billion for 2021. Net sales from acquisitions and core organic sales growth increased net sales by 7.3% and 6.6% , respectively. Commodity price inflation added another 1.1% to net sales, partially offset by a 0.8% decrease in net sales due to two fewer selling days.

The following table shows net sales classified by major product category for the years ended December 31:

	2022		2021
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
	(in millions)		(in millions)
Lumber and lumber sheet goods	$8,088.1	35.6%	$8,455.0	42.5%	(4.3)%
Manufactured products	$5,692.4	25.0%	$4,404.1	22.1%	29.3%
Windows, doors and millwork	$4,790.8	21.1%	$3,400.9	17.1%	40.9%
Specialty building products and services	$4,155.1	18.3%	$3,633.9	18.3%	14.3%
Net sales	$22,726.4	100.0%	$19,893.9	100.0%	14.2%

We achieved increased net sales in all of our product categories except lumber and lumber sheet goods, primarily due to acquisitions, and core organic sales growth. Lumber and lumber sheet goods net sales decreased primarily due to decreased housing starts throughout the second half of 2022 compared to 2021.

Gross Margin. Gross margin increased $1.9 billion to $7.7 billion and our gross margin percentage increased to 34.1% in 2022 from 29.4% in 2021, a 4.7% increase. This increase was primarily attributable to core organic growth, particularly in value-added product categories, acquisitions, and from disciplined pricing in a volatile, supply-constrained marketplace.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 billion, or 14.7%. This increase in expenses was primarily due to additional operating expenses from locations acquired within the last twelve months and higher variable compensation costs as a result of higher sales and profitability. As a percentage of net sales, selling, general and administrative expenses increased to 17.5% from 17.4% in 2021.

Interest Expense, Net. Interest expense was $198.4 million in 2022, an increase of $62.5 million from 2021. Interest expense increased primarily due to higher average debt balances and rising interest rates in 2022 compared to 2021, as well as the loss on extinguishment of $27.4 million related to the 2027 notes redemption, partially offset by $8.1 million expensed in 2021 related to the partial 2027 notes redemption and the Revolving facility amendment.

Income Tax Expense. We recorded income tax expense of $822.5 million during the year ended December 31, 2022 compared to income tax expense of $526.1 million during the year ended December 31, 2021, an increase of $296.3 million, driven by an increase in income before income taxes in the current period. Our effective tax rate was approximately 23% in both 2022 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2022 consist of cash on hand and borrowing availability under our Revolving facility.

Our Revolving facility will be primarily used for working capital, general corporate purposes, and funding capital expenditures and growth opportunities. In addition, we may use the Revolving facility to assist debt consolidation. Availability under the Revolving facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables which include progress billings and credit card receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of December 31, 2022 and 2021 (in millions):

	December 31, 2022	December 31, 2021
	(in millions)
Accounts receivable availability	$841.1	$1,032.9
Inventory availability	1,064.7	1,125.3
Other receivables availability	48.1	110.8
Gross availability	1,953.9	2,269.0
Less:
Agent reserves	(64.7)	(66.6)
Plus:
Cash in qualified accounts	10.9	11.3
Borrowing base	1,900.1	2,213.7
Aggregate revolving commitments	1,800.0	1,400.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,400.0
Less:
Outstanding borrowings	(264.0)	(588.0)
Letters of credit	(128.9)	(126.4)
Net excess borrowing availability on revolving facility	$1,407.1	$685.6

As of December 31, 2022, we had $264.0 million in outstanding borrowings under our Revolving facility and our net excess borrowing availability was $1.4 billion after being reduced by outstanding letters of credit of $128.9 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2022.

Liquidity

Our liquidity at December 31, 2022 was $1.5 billion, which consists of net borrowing availability under the Revolving facility and cash on hand.

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

Consolidated Cash Flows

A discussion regarding our consolidated cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our consolidated cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found under Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on March 1, 2022.

2022 Compared with 2021

Cash provided by operating activities was $3.6 billion in 2022, compared to cash provided by operating activities of $1.7 billion in 2021. The increase in cash provided by operating activities was largely the result of an increase in net income in 2022 of $1.0 billion, as well as a decrease in working capital of $0.8 billion.

For the year ended December 31, 2022 the Company used $1.0 billion in cash investing in acquisitions and property, plant and equipment. Compared to the prior year, the Company invested $0.4 billion less primarily due to $0.6 billion less spent on acquisitions, offset by $0.1 billion more as a net investment in property, plant and equipment and $0.1 billion cash proceeds in the prior year from the divestiture of our gypsum operations.

Cash used in financing activities was $2.6 billion in 2022, which consisted primarily of $2.6 billion in repurchases of common stock, $0.6 billion to redeem the outstanding 2027 notes, and net paydowns on the Revolving facility of $0.3 billion, offset by net proceeds from the issuance of $1.0 billion of 2032 notes. Cash used in financing activities was $0.8 billion for 2021, which consisted primarily of $1.7 billion in repurchases of common stock, cash used to extinguish $0.4 billion of debt acquired in the BMC merger and the redemption of $0.2 billion of the Company’s 2027 notes, partially offset by cash received from the issuance of $1.0 billion of 4.25% 2032 notes and net borrowings under the Revolving facility of $0.5 billion. These transactions are described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have, for the most part, remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2023 capital expenditures to be in the range of approximately $300 million to $350 million primarily related to rolling stock, equipment and facility expansion and improvements to support our operations.

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

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2022, our goodwill balance was $3.5 billion, representing 32.6% of our total assets.

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

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Our reporting units are aligned with our three geographical divisions which are also determined to be our operating segments. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If it is concluded that it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, then no further testing of the goodwill is required.

However, if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.

We assessed our goodwill balance at December 31, 2022 using a quantitative assessment. In performing the quantitative impairment test at December 31, 2022, we developed the fair value using a discounted cash flow methodology. Inherent in such fair value determinations are significant assumptions relating to future cash flows, expected future revenues, expected future profitability, the discount rate, the terminal value, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill being recorded.

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

At December 31, 2022, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger additional impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period, but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2022, 2021 or 2020.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5.00% unsecured senior notes due 2030 (“2030 notes”), 4.25% 2032 notes, and 6.375% 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving facility bear interest at either a base rate or secured overnight financing rate (“SOFR”), plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving facility would result in approximately $2.6 million in additional interest expense annually based on our $264.0 million in outstanding borrowings as of December 31, 2022. The Revolving facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test - West Geographic Reporting Unit

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $3.5 billion as of December 31, 2022, a portion of which relates to the Company’s West geographic operating segment. The Company’s reporting units are aligned with their three geographic operating segments. Goodwill is tested for impairment on an annual basis and between annual tests whenever impairment is indicated. This annual test takes place as of December 31 each year. Impairment losses are recognized whenever the carrying amount of a reporting unit exceeds its fair value. In evaluating goodwill for impairment, management developed the fair value using a discounted cash flow methodology. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test of the West geographic reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the West reporting unit and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to expected future revenues.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment test, including management’s controls over the goodwill quantitative impairment test. These procedures also included, among others, testing management’s process for developing the fair value estimate of the West reporting unit; evaluating the appropriateness of the discounted cash flow methodology; testing the completeness and accuracy of underlying data used in the discounted cash flow methodology; and evaluating the reasonableness of the significant assumption related to expected future revenues. Evaluating management’s significant assumption related to expected future revenues involved evaluating whether the assumption used was reasonable considering the current and past performance of the West reporting unit, relevant industry forecasts, and consistency with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 28, 2023

We have served as the Company’s auditor since 1999.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Net sales	$22,726,418	$19,893,856	$8,558,874
Cost of sales	14,982,039	14,042,900	6,336,290
Gross margin	7,744,379	5,850,956	2,222,584
Selling, general and administrative expenses	3,974,173	3,463,532	1,678,730
Income from operations	3,770,206	2,387,424	543,854
Interest expense, net	198,373	135,877	135,688
Income before income taxes	3,571,833	2,251,547	408,166
Income tax expense	822,464	526,131	94,629
Net income	$2,749,369	$1,725,416	$313,537

Net income per share:
Basic	$16.98	$8.55	$2.69
Diluted	$16.82	$8.48	$2.66
Weighted average common shares:
Basic	161,960	201,839	116,611
Diluted	163,481	203,470	117,917

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in thousands, except per share amounts)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$80,445	$42,603
Accounts receivable, less allowances of $67,980 and $39,510 at December 31, 2022 and December 31, 2021, respectively	1,448,139	1,708,796
Other receivables	234,966	255,075
Inventories, net	1,426,196	1,626,244
Contract assets	183,700	207,587
Other current assets	124,201	127,964
Total current assets	3,497,647	3,968,269
Property, plant and equipment, net	1,567,631	1,385,441
Operating lease right-of-use assets, net	485,704	457,833
Goodwill	3,456,854	3,270,192
Intangible assets, net	1,550,944	1,603,409
Other assets, net	36,380	29,199
Total assets	$10,595,160	$10,714,343
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$803,479	$1,093,370
Accrued liabilities	739,009	718,904
Contract liabilities	193,178	216,097
Current portion of operating lease liabilities	100,758	96,680
Current maturities of long-term debt	6,355	3,660
Total current liabilities	1,842,779	2,128,711
Noncurrent portion of operating lease liabilities	404,463	375,289
Long-term debt, net of current maturities, discounts and issuance costs	2,977,842	2,926,122
Deferred income taxes	269,660	362,121
Other long-term liabilities	137,850	119,619
Total liabilities	5,632,594	5,911,862
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 138,864 and 179,820 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1,389	1,798
Additional paid-in capital	4,257,667	4,260,670
Retained earnings	703,510	540,013
Total stockholders' equity	4,962,566	4,802,481
Total liabilities and stockholders' equity	$10,595,160	$10,714,343

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$2,749,369	$1,725,416	$313,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	497,140	547,352	116,566
Amortization of debt discount, premium and issuance costs	4,837	3,869	3,508
Loss on extinguishment of debt	27,387	3,027	6,700
Deferred income taxes	(92,461)	(34,573)	16,614
Stock-based compensation expense	31,337	31,486	17,022
Bad debt expense	38,921	20,451	4,720
Net gain on sales of assets and asset impairments	(1,965)	(32,421)	(1,067)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	381,223	(474,362)	(251,632)
Inventories	271,889	(282,165)	(220,101)
Contract assets	24,051	(103,326)	(12,631)
Other current assets	15,173	(33,489)	(19,743)
Other assets and liabilities	15,189	(1,155)	50,370
Accounts payable	(314,004)	191,885	160,947
Accrued liabilities	(15,766)	91,419	55,361
Contract liabilities	(33,089)	90,135	19,896
Net cash provided by operating activities	3,599,231	1,743,549	260,067
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(628,014)	(1,206,471)	(32,643)
Proceeds from divestiture of business	—	76,162	—
Purchases of property, plant and equipment	(340,152)	(227,891)	(112,082)
Proceeds from sale of property, plant and equipment	10,687	13,560	8,500
Net cash used in investing activities	(957,479)	(1,344,640)	(136,225)
Cash flows from financing activities:
Borrowings under revolving credit facility	5,881,000	3,125,000	891,000
Repayments under revolving credit facility	(6,205,000)	(2,612,000)	(843,000)
Proceeds from long-term debt and other loans	1,001,500	1,000,000	895,625
Repayments of long-term debt and other loans	(616,222)	(554,677)	(618,542)
Payments of debt extinguishment costs	(20,672)	(4,950)	(22,686)
Payments of loan costs	(16,797)	(19,450)	(13,800)
Exercise of stock options	589	726	1,424
Repurchase of common stock	(2,628,308)	(1,714,761)	(4,153)
Net cash (used in) provided by financing activities	(2,603,910)	(780,112)	285,868
Net change in cash and cash equivalents	37,842	(381,203)	409,710
Cash and cash equivalents at beginning of period	42,603	423,806	14,096
Cash and cash equivalents at end of period	$80,445	$42,603	$423,806

Supplemental disclosures of cash flow information:
Cash paid for interest	$169,390	$105,570	$110,600
Cash paid for income taxes	936,424	633,060	43,400
Supplemental disclosures of non-cash activities:
Non-cash consideration for the BMC Merger	$—	$3,658,362	$—
Accrued purchases of property, plant and equipment	10,797	8,052	1,962
Right-of-use assets obtained in exchange for operating lease obligations	100,843	64,939	42,606
Assets acquired under finance lease obligations	—	1,644	16,964
Amounts accrued for repurchases of common stock	44,447	51,545	—

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2019	116,052	$1,161	$574,955	$248,837	$824,953
Vesting of restricted stock units	732	7	(7)	—	—
Shares withheld for restricted stock units vested	(190)	(2)	(4,151)	—	(4,153)
Exercise of stock options	235	2	1,422	—	1,424
Stock compensation expense	—	—	17,022	—	17,022
Net income	—	—	—	313,537	313,537
Balance at December 31, 2020	116,829	1,168	589,241	562,374	1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	1,168	11	(11)	—	—
Stock-based compensation expense	—	—	31,486	—	31,486
Repurchase of common stock (1)	(27,459)	(274)	—	(1,747,777)	(1,748,051)
Exercise of stock options	90	1	739	—	740
Shares withheld for restricted stock units vested	(394)	(4)	(18,251)	—	(18,255)
Net income	—	—	—	1,725,416	1,725,416
Balance at December 31, 2021	179,820	1,798	4,260,670	540,013	4,802,481
Vesting of restricted stock units	1,329	13	(13)	—	—
Stock-based compensation expense	—	—	31,337	—	31,337
Repurchase of common stock (2)	(41,853)	(418)	—	(2,585,872)	(2,586,290)
Exercise of stock options	60	1	588	—	589
Shares withheld for restricted stock units vested	(492)	(5)	(34,915)	—	(34,920)
Net income	—	—	—	2,749,369	2,749,369
Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566

(1)
During the year ended December 31, 2021, we repurchased and retired 27.5 million shares of our common stock at an average price of $63.66 per share, for $1.7 billion, inclusive of fees, pursuant to the repurchase program authorized by our board of directors in August 2021, and further expanded by our board of directors in November 2021. The primary purpose of the repurchase program was to offset dilution from the BMC Merger.
(2)
During the year ended December 31, 2022, we repurchased and retired 41.9 million shares of our common stock at an average price of $61.79 per share, for $2.6 billion, inclusive of fees, pursuant to the repurchase program authorized by our board of directors in February 2021, and further expanded by our board of directors in May 2022 and November 2022. The primary purpose of the repurchase program was to offset dilution from the BMC Merger.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The company operates 569 locations in 42 states across the United States.

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

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including presenting bad debt expense on the face of the consolidated statement of cash flows and changing the composition of our product categories, including a decrease to four product categories. Reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported. As a result of these changes, prior period amounts, as disclosed in this Note 2 under Revenue Recognition, have been reclassified to conform to the current year presentation.

Segments

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. For the period ended December 31, 2022, these product and service offerings are distributed across 569 locations operating in 42 states across the United States.

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

The following table disaggregates our net sales by product category for the years ended December 31:

	2022	2021	2020
	(in thousands)
Lumber & lumber sheet goods	$8,088,147	$8,455,046	$3,076,376
Manufactured products	5,692,406	4,404,054	1,640,460
Windows, doors & millwork	4,790,820	3,400,907	1,629,179
Specialty building products & services	4,155,045	3,633,849	2,212,859
Net sales	$22,726,418	$19,893,856	$8,558,874

Net sales from installation and construction services represents less than 10% of the Company’s net sales for each period presented.

Through December 31, 2022, 2021, and 2020, we recognized as revenue substantially all of the contract liabilities balance at December 31, 2021, 2020, and 2019, respectively.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multifamily builders. For the year ended December 31, 2022, our top 10 customers accounted for approximately 18% of our net sales, with our largest customer accounting for approximately 5% of net sales.

The allowance for credit losses is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current and forecasted economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

We also establish reserves for credit memos and customer returns. The reserve balance was $17.6 million and $17.7 million at December 31, 2022 and 2021, respectively. The activity in this reserve was not significant for each year presented.

The following table shows the changes in our allowance for credit losses:

	(in thousands)
	2022	2021	2020
Balance at January 1,	$21,761	$5,774	$5,936
Additions	38,921	20,451	4,720
Deductions (write-offs, net of recoveries)	(10,299)	(4,464)	(4,882)
Balance at December 31,	$50,383	$21,761	$5,774

Accounts receivable consisted of the following at December 31:

	(in thousands)
	2022	2021
Accounts receivable	$1,516,119	$1,748,306
Less: allowances for returns and credit losses	(67,980)	(39,510)
Accounts receivable, net	$1,448,139	$1,708,796

Inventories

Inventories consist principally of materials purchased for resale, including lumber and lumber sheet goods, windows, doors and millwork and other building products, as well as certain manufactured products and are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. We accrue for shrink based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

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

We source products from a large number of suppliers. Materials purchased from our largest single supplier represented approximately 8% of our total materials purchased in 2022.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statement of operations and totaled $641.8 million, $512.8 million and $347.7 million in 2022, 2021 and 2020, respectively.

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. The legal costs associated with these claims are included in these developed provisions. We discount our worker’s compensation, general liability, and auto liability insurance reserves based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $187.9 million and $171.1 million as of December 31, 2022 and 2021, respectively. Of these balances $108.7 million and $103.0 million were recorded as other long-term liabilities as of December 31, 2022 and 2021, respectively. Included in these reserve balances as of December 31, 2022 and 2021, were approximately $17.4 million and $12.6 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheet.

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

The table below presents the calculation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Numerator:
Net income	$2,749,369	$1,725,416	$313,537

Denominator:
Weighted average shares outstanding, basic	161,960	201,839	116,611
Dilutive effect of options and RSUs	1,521	1,631	1,306
Weighted average shares outstanding, diluted	163,481	203,470	117,917

Net income per share:
Basic	$16.98	$8.55	$2.69
Diluted	$16.82	$8.48	$2.66

Antidilutive and contingent RSUs excluded from diluted EPS	99	225	291

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

Stock-based Compensation

We have four stock-based employee compensation plans, which are described more fully in Note 10. We issue new common stock shares upon exercises of stock options and vesting of restricted stock units (“RSU”). We recognize the effect of pre-vesting forfeitures in the period they actually occur.

The fair value of RSU awards which are subject to or contain market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the year ended December 31:

	2022	2021	2020
Expected volatility (company)	53.0%	51.3%	40.0%
Expected volatility (peer group median)	34.6%	42.9%	40.0%
Correlation between the company and peer group median	0.6	0.6	0.5
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	1.7%	0.3%	0.9%

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

As of December 31, 2022 and 2021, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2030 notes, 4.25% 2032 notes, 6.375% 2032 notes, and Revolving facility at amortized cost. The fair values of the 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes at December 31, 2022 were approximately $489.5 million, $1,059.5 million and $659.8 million respectively, and were determined using Level 2 inputs based on market prices. The carrying amount of the Revolving facility at December 31, 2022 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolving facility was also classified as Level 2 in the hierarchy.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. Comprehensive income is equal to net income for the years ended December 31, 2022, 2021, and 2020.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and further amended in December 2022 by ASU No. 2022-06 which extends the sunset date. The purpose of ASU 2020-04 is to provide optional guidance for a period of time related to accounting for reference rate reform on financial reporting. It is intended to reduce the potential burden of reviewing contract modifications related to discontinued rates. The amendments and optional expedients in this update are effective, as elected, beginning March 12, 2020 through December 31, 2024 and may be elected by topic. We have not elected adoption of this optional guidance and do not intend to elect this guidance before the sunset date of December 31, 2024, as there is no material impact on our consolidated financial statements.

3. Business Combinations

On April 1, 2022, we acquired certain assets and operations of Panel Truss of Longview, Inc., Panel Truss – Hearne, LLC, Case-Hill, Inc., Panel Truss-Dallas, LLC, Truss Ops Trucking, LLC and Truss Ops, LLC (the “Texas Panel Truss Businesses”), and Panel Truss – Oakwood, LLC, Panel Truss – Townville, LLC and Panel Truss – Ringgold, LLC (the “East Panel Truss Businesses”) for $89.1 million and $79.6 million, respectively. Each of the acquired businesses provides building components primarily to multifamily markets, serving such markets in Texas, Georgia and South Carolina.

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

On September 1, 2022, we acquired Fulcrum Building Group Holdings, LLC and its subsidiaries (“Fulcrum”) for $122.3 million, net of cash. Fulcrum is a multibrand operator of lumberyards and millwork facilities located in Florida and Alabama.

On October 3, 2022, we acquired certain assets and the operations of Pima Door and Supply and Sunrise Carpentry (“Pima”) for $9.7 million. Pima produces and installs pre-hung doors and supplies windows, millwork, and trim in the Phoenix, Arizona area.

Each of these acquisitions was funded with a combination of cash on hand and borrowings under our Revolving credit facility. These transactions were accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Pro forma results of operations as well as net sales and income attributable to the acquisitions discussed above are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for these acquisitions during the year ended December 31, 2022:

Total Acquisitions
(in thousands)
Cash and cash equivalents	$9,133
Accounts receivable	138,044
Other receivables	1,247
Inventories	71,842
Contract assets	163
Other current assets	4,740
Property, plant and equipment	49,421
Operating lease right-of-use assets	30,326
Goodwill	186,662
Intangible assets	250,090
Total assets	$741,668

Accounts payable	$19,979
Accrued liabilities	30,614
Operating lease liabilities	30,326
Finance lease liabilities	2,163
Contract liabilities	10,169
Total liabilities	$93,251

Total purchase consideration	$648,417
Less: accrued contingent consideration and purchase price adjustments	(11,270)
Less: cash acquired	(9,133)
Total cash consideration, net of cash acquired	$628,014

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

The BMC Merger was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. Net sales and income before income taxes attributable to BMC were $6.5 billion and $789.5 million, respectively, for the year ended December 31, 2021. Income before income taxes attributable to BMC reflects an increase in depreciation and amortization expense related to the recording of these assets at fair value as of the acquisition date and is also impacted by changes in the business post-acquisition. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess recorded as goodwill of $1.8 billion, which is not deductible for tax purposes. Identifiable tangible assets acquired and liabilities assumed included Current assets of $1.2 billion (including Cash and cash equivalents of $167.5 million, Accounts receivable of $428.2 million, and Inventories of $460.1 million), Property, plant and equipment of $555.2 million, Operating lease right-of-use assets of $179.1 million, Current liabilities of $526.1 million, and Other long-term liabilities (including long-term debt) of $944.1 million. The fair value of acquired intangible assets of $1.5 billion was primarily related to customer relationships which will be amortized over a useful life of approximately 12.5 years. Immediately following the BMC Merger, the Company settled certain assumed long-term debt of $359.8 million using cash on hand. We incurred transaction-related costs of $17.6 million and $22.5 million related to the BMC Merger in the years ended December 31, 2021 and 2020, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The accounting for the BMC Merger is complete and no measurement period adjustments were recognized in the current period.

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

All other acquisitions during the year ended December 31, 2021, resulted in total consideration transferred of $1.4 billion. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess recorded as goodwill of $743.2 million. The fair value of acquired intangible assets was $372.1 million. The accounting for these acquisitions is complete and no measurement period adjustments were recognized in the current period. Pro forma results of operations as well as net sales and income attributable to these other acquisitions discussed are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate.

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2022	2021
	(in thousands)
Land and improvements	$343,230	$329,354
Buildings and improvements	605,042	565,546
Machinery and equipment	1,084,467	937,648
Furniture, fixtures and information technology	158,541	138,115
Construction in progress	206,129	80,500
Finance lease right-of-use assets	7,968	6,054
Property, plant and equipment	2,405,377	2,057,217
Less: accumulated depreciation	837,746	671,776
Property, plant and equipment, net	$1,567,631	$1,385,441

Depreciation expense was $194.6 million, $189.3 million and $94.5 million, of which $48.7 million, $43.5 million, and $20.8 million was included in cost of sales, for the years ended December 31, 2022, 2021, and 2020, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included on the accompanying consolidated balance sheet as of December 31:

	2022	2021
	(in thousands)
Land and improvements	$108,278	$110,878
Buildings and improvements	117,440	119,240
Assets held under other finance obligations	225,718	230,118
Less: accumulated amortization	27,753	24,309
Assets held under other finance obligations, net	$197,965	$205,809

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

(in thousands)
Balance as of December 31, 2020 (1)	$785,305
BMC Merger	1,751,604
All other acquisitions	743,207
Gypsum Divestiture	(9,924)
Balance as of December 31, 2021 (1)	$3,270,192
Acquisitions	186,662
Balance as of December 31, 2022 (1)	$3,456,854

(1) Goodwill is presented net of accumulated impairment losses of $44.6 million.

In 2022, the change in the carrying amount of goodwill is attributable to acquisitions. The amount allocated to goodwill is attributable to the assembled workforces acquired, expected synergies, and expected growth from the new markets the Company entered into. The $186.7 million of goodwill recognized from the acquisitions is expected to be tax deductible and will be amortized ratably over a 15-year period for tax purposes.

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

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Our reporting units are aligned with our three geographic operating segments. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates resulting in further impairment of goodwill.

In evaluating goodwill for impairment at December 31, 2022, we developed the fair value using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

We recorded no goodwill impairment charges in 2022, 2021, and 2020.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,029,955	$(606,532)	$1,781,264	$(328,540)
Trade names	201,861	(164,797)	201,861	(155,141)
Subcontractor relationships	5,440	(5,440)	5,440	(3,757)
Non-compete agreements	14,919	(5,685)	13,519	(3,243)
Developed technology	95,600	(14,377)	95,600	(3,594)
Total intangible assets	$2,347,775	$(796,831)	$2,097,684	$(494,275)

During the years ended December 31, 2022, 2021, and 2020, we recorded amortization expense in relation to the above-listed intangible assets of $302.6 million, $358.1 million, and $22.1 million, respectively. We recorded no intangible asset impairment charges for the years ended December 31, 2022, 2021 or 2020.

In connection with the current year acquisitions, we recorded intangible assets of $250.1 million, which includes $248.7 million of customer relationships and $1.4 million of non-compete agreements. The weighted average useful lives of the acquired intangible assets are 5.1 years in total, 5.1 years for customer relationships and 5.0 years for non-compete agreements. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multiperiod excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31 (in thousands):

(in thousands)
2023	$325,749
2024	263,329
2025	190,795
2026	166,933
2027	146,190
Thereafter	457,948
Total future net intangible amortization expense	$1,550,944

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Accrued payroll and other employee related expenses	$400,711	$385,800
Self-insurance reserves	79,252	68,060
Accrued business taxes	77,438	81,055
Accrued rebates payable	51,714	51,805
Amounts accrued for repurchases of common stock	44,447	51,545
Accrued interest	34,327	31,666
Other	51,120	48,973
Total accrued liabilities	$739,009	$718,904

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2022	December 31, 2021
	(in thousands)
Revolving credit facility (1)	$264,000	$588,000
4.25% 2032 notes	1,300,000	1,000,000
6.375% 2032 notes	700,000	—
2030 notes	550,000	550,000
2027 notes	—	612,500
Other finance obligations	197,281	202,995
Finance lease obligations	4,105	3,787
	3,015,386	2,957,282
Unamortized debt discount/premium and debt issuance costs	(31,189)	(27,500)
	2,984,197	2,929,782
Less: current maturities of long-term debt	6,355	3,660
Long-term debt, net of current maturities, discounts and issuance costs	$2,977,842	$2,926,122

(1) The weighted average interest rate was 3.7% and 2.8% as of December 31, 2022 and 2021, respectively.

2020 Debt Transactions

Refinancing Transactions

In February 2020, the Company completed a private offering of $550.0 million in aggregate principal amount of its 2030 notes at an issue price equal to 100% of par value. The net proceeds from the issuance of the 2030 notes were used together with a borrowing on our previous revolving credit facility to redeem the remaining $503.9 million in outstanding aggregate principal amount of 2024 notes and $47.5 million in aggregate principal amount of 2027 notes and to pay related transaction fees and expenses.

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

On December 17, 2021, the Company amended its revolving credit facility to extend the maturity by 11 months to December 17, 2026. Additionally, the amendment reduced the interest rates and commitment fee under the credit facility by 0.500% and 0.175%, respectively. All other material terms of the credit facility remained unchanged from those of the previous agreement. In connection with this amendment, we incurred approximately $1.5 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, will be deferred and amortized over the remaining contractual lift.

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

On July 23, 2021, the Company completed a private offering of $1.0 billion in aggregate principal amount of 4.25% 2032 notes at an issue price equal to 100% of their par value. Net proceeds from the offering were used to repay indebtedness outstanding under the Revolving facility and related transaction fees and expenses, with the remaining net proceeds used for general corporate purposes. In connection with the offering, we incurred $13.7 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 4.25% 2032 notes using the effective interest method. The 4.25% 2032 notes are discussed in more detail below.

2022 Debt Transactions

Notes Offering Transactions

On January 21, 2022, the Company completed a private offering of an additional $300.0 million in aggregate principal amount of 4.25% 2032 notes at an issue price equal to 100.50% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the Revolving facility and pay related transaction fees and expenses. The 4.25% 2032 notes issued in January 2022 form part of the same series of notes as the $1.0 billion of 4.25% 2032 notes issued in July 2021.

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

On June 15, 2022, the Company completed a private offering of $700.0 million in aggregate principal amount of 6.375% 2032 notes at an issue price equal to 100% of par value. Subsequently, on June 16, 2022, the Company redeemed the remaining $612.5 million of 2027 notes.

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

Revolving Credit Facility Amendments

On February 4, 2022, we amended our revolving credit facility to increase the total commitments by an aggregate amount of $400.0 million, resulting in a total $1.8 billion revolving credit facility. All other material terms of the credit facility remain unchanged from those of the previous agreement. Effective with this amendment, the eurodollar rate loans and related interest rate benchmark were changed to term SOFR. The applicable margin ranges for term SOFR loans were amended to be from 1.35% to 1.60% and there are no changes to base rate loan borrowings. In connection with this amendment, we incurred approximately $2.0 million of new debt issuance costs which have been recorded as other assets and will be amortized straight-line through December 2026.

Subsequent to year-end, on January 17, 2023, the Company extended a portion of the existing $1.8 billion Revolving facility. Under this new agreement, we have a total of $1,620.0 million commitments with a maturity date of January 17, 2028 (the “2028 facility”) and $180.0 million commitments with a maturity date of December 17, 2026 (the “2026 facility”). Additionally, the amendment includes additional interest pricing tiers for the amounts under the 2028 facility, which will now range from 1.10% to 1.60% in the case of SOFR loans, and 0.00% to 0.50% in the case of base rate loans. The letters of credit under the 2028 facility will be now assessed at a rate between 1.00% to 1.50% based on the average excess availability. There were no changes to the pricing tiers related to borrowings made under the 2026 facility or letters of credit, and all other material terms of the credit facility remain unchanged from those of the previous agreement. In connection with this amendment, we incurred approximately $1.2 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, will be deferred and amortized over the remaining contractual lift. The Revolving facility is discussed in more detail below.

Revolving Credit Facility

As of December 31, 2022, the Revolving facility provides for a $1.8 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the Revolving facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2022, we had $264.0 million in outstanding borrowings under our Revolving facility and our net excess borrowing availability was $1,407.1 million after being reduced by outstanding letters of credit of approximately $128.9 million.

As of December 31, 2022, borrowings under the Revolving facility bear interest, at our option, at either the SOFR or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.35% to 1.60% per annum in the case of term SOFR loans and 0.25% to 0.50% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the Revolving facility. As noted above, on January 17, 2023, these margins were amended for the 2028 facility SOFR loans and base rate loans, but remain unchanged for the 2026 facility SOFR loans and base rate loans. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the Revolving facility based on quarterly average loan utilization. Letters of credit under the Revolving facility are assessed at a rate equal to 1.25% or 1.50%, based on the average excess availability, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the Revolving facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee our 2030 notes, our 4.25% 2032 notes, and our 6.375% 2032 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors, subject to certain exceptions and permitted liens, including, with respect to the Revolving facility, a first-priority security interest in such assets that constitute Revolving Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The Revolving facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the Revolving facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of December 31, 2022.

Senior Secured Notes due 2030

As of December 31, 2022, we have $550.0 million outstanding in aggregate principal amount of the 2030 notes, which mature on March 1, 2030. Interest accrues on the 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

The terms of the 2030 notes are governed by the indenture, dated February 11, 2020 (the “2030 Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee. The 2030 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the Revolving facility, the 2032 notes or certain other indebtedness will also guarantee the 2030 notes.

The 2030 notes constitute senior unsecured obligations of the Company and the Debt Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the Revolving facility, and the 2032 notes. The 2030 notes are also (i) effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors to the extent of the value of the assets securing such indebtedness, (ii) senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors, and (iii) structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2030 notes.

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

The 2032 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the Revolving facility, the 2030 notes or certain other indebtedness will also guarantee the 2032 notes.

The 2032 notes constitute senior unsecured obligations of the Company and Debt Guarantors, pari passu in right of payment, with all of the existing and future senior indebtedness of the Company, including indebtedness under the Revolving facility and the 2030 notes, effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors (including indebtedness under the Revolving facility and 2032 notes) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2032 notes.

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

As of December 31, 2022 we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2022 were as follows:

(in thousands)
2023	$-
2024	-
2025	-
2026	264,000
2027	-
Thereafter	2,550,000
Total long-term debt	$2,814,000

9. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following as of December 31:

	2022	2021
	(in thousands)
Assets
Operating lease right-of-use assets, net	$485,704	$457,833
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	4,398	4,111
Total right-of-use assets	$490,102	$461,944
Liabilities
Current
Current portion of operating lease liabilities	$100,758	$96,680
Current portion of finance lease liabilities (included in current maturities of long-term debt)	2,122	1,439
Noncurrent
Noncurrent portion of operating lease liabilities	404,463	375,289
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	1,983	2,348
Total lease liabilities	$509,326	$475,756

Total lease costs consisted of the following for the years ended December 31:

	2022	2021	2020
	(in thousands)
Operating lease costs (1)	$144,755	$133,009	$85,798
Finance lease costs:
Amortization of finance lease right-of-use assets	1,876	2,166	6,325
Interest on finance lease liabilities	179	360	1,424
Variable lease costs	30,590	27,276	17,607
Total lease costs	$177,400	$162,811	$111,154

(1) Includes short-term lease costs and sublease income which were not material for either period.

Future maturities of lease liabilities as of December 31, 2022 were as follows:

	Finance Leases	Operating Leases
	(in thousands)
2023	$2,292	$120,633
2024	1,278	107,644
2025	394	87,448
2026	128	73,368
2027	126	58,731
Thereafter	184	161,259
Total lease payments	4,402	609,083
Less: amount representing interest	(297)	(103,862)
Present value of lease liabilities	4,105	505,221
Less: current portion	(2,122)	(100,758)
Long-term lease liabilities, net of current portion	$1,983	$404,463

Weighted average lease terms and discount rates as of December 31 were as follows:

	2022	2021
Weighted average remaining lease term (years)
Operating leases	6.4	6.3
Finance leases	2.6	3.4
Weighted average discount rate
Operating leases	5.6%	5.3%
Finance leases	5.7%	4.4%

The following table presents cash paid for amounts included in the measurement of lease liabilities for the years ended December 31:

	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125,311	$118,314	$82,559
Operating cash flows from finance leases	179	360	1,424
Financing cash flows from finance leases	1,844	2,709	13,409

Our lease agreements do not impose any significant restrictions or covenants on us. As of December 31, 2022, we do not have any material leases that have been signed but have not yet commenced and are not reflected on our consolidated balance sheet. Leases with related parties are not significant as of and for the years ended December 31, 2022, 2021, and 2020.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 118 individual property lease agreements with a single lessor as of December 31, 2022. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of December 31, 2022, other finance obligations consist of $197.3 million, with cash payments of $23.1 million for the year ended December 31, 2022. These other finance obligations are included on the consolidated balance sheet as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheet.

Future maturities for other finance obligations as of December 31, 2022 were as follows (in thousands):

(in thousands)
2023	$16,407
2024	16,359
2025	16,355
2026	16,134
2027	16,073
Thereafter	136,525
Total	$217,853

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), as amended, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. As of December 31, 2022, the Company had reserved 15.1 million shares of common stock for the grant of awards under the 2014 Plan, subject to adjustment as provided by the 2014 Plan. In 2020, the number of shares available under the 2014 Plan had been adjusted to allow for the assumption of options and shares granted in connection with the BMC Merger. All shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards. Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four-year period or cliff vest after a period of three to four years. As of December 31, 2022, 7.5 million shares were available for issuance under the 2014 Plan. If it is assumed that shares will be issued at the target vesting amount for outstanding RSUs with variable payout provisions, an additional 1.0 million shares would be included in the shares available for future issuance under the 2014 Plan.

Previous Incentive Plans

We were authorized to issue shares of common stock pursuant to awards granted in various forms under our 1998 Stock Incentive Plan, 2005 Equity Incentive Plan, and 2007 Incentive Plan. No further grants will be made under these plans and all remaining awards granted under these plans are fully vested and exercisable.

Stock Options

The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2021	193	$9.60
Exercised	(60)	$9.86
Forfeited	(3)	$12.29
Outstanding at December 31, 2022	130	$9.41	2.2	$7,216
Exercisable at December 31, 2022	$130	$9.41	2.2	$7,216

The outstanding options at December 31, 2022 include 96,000 options under the 2014 plan, 11,000 options under the 2007 Plan, 5,000 options under the 2005 Plan and 18,000 options under the 1998 Plan. As of December 31, 2022, all outstanding options under the 2014 Plan, the 2007 Plan, the 2005 Plan and the 1998 Plan were exercisable. There were no options granted during the years ended December 31, 2022, 2021 or 2020. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 were $3.6 million, $7.0 million and $4.8 million, respectively. Vesting of all of our stock options is contingent solely on continuous employment over the requisite service period.

Restricted Stock Units

The total outstanding RSUs at December 31, 2022 include 1.7 million units granted under the 2014 Plan.

Time Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2022:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2021	1,283	$30.97
Granted	737	$62.46
Vested	(669)	$28.77
Forfeited	(127)	$53.62
Nonvested at December 31, 2022	1,224	$48.78

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2022, 2021 and 2020 were $62.46, $47.36, and $19.54, respectively.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan, that generally vest based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The following table summarizes activity for these RSUs for the year ended December 31, 2022:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2021	775	$25.85
Granted	163	$70.77
Performance & market award achievement adjustment (1)	313	$15.04
Vested	(660)	$14.74
Forfeited	(98)	$56.80
Nonvested at December 31, 2022	493	$42.59

(1) Represents RSUs granted prior to 2022 for which the performance and market achievement period was completed in 2022, resulting in incremental unit awards granted. These incremental awards are also included in the amount vested in 2022.

The weighted average grant date fair value of RSUs for which vesting is subject to performance, market and service conditions granted during the years ended December 31, 2022, 2021 and 2020 were $70.77, $41.62 and $23.18, respectively.

Our results of operations include stock compensation expense of $31.3 million, $31.5 million and $17.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $16.2 million, $8.7 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair value of options vested during the years ended December 31, 2021, and 2020 were $0.1 million and $0.1 million, respectively. There were no options vested during the year ended December 31, 2022. The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 were $29.0 million, $22.9 million and $11.3 million, respectively.

As of December 31, 2022, there was approximately $52.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

11. Income Taxes

The components of income tax expense included in continuing operations were as follows for the years ended December 31:

	2022	2021	2020
	(in thousands)
Current:
Federal	$789,465	$475,737	$66,017
State	125,460	84,967	11,998
	914,925	560,704	78,015
Deferred:
Federal	(73,016)	(33,803)	16,270
State	(19,445)	(770)	344
	(92,461)	(34,573)	16,614
Income tax expense	$822,464	$526,131	$94,629

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2022	2021
	(in thousands)
Deferred tax assets related to:
Accrued expenses	$33,146	$31,828
Insurance reserves	33,824	32,080
Stock-based compensation expense	5,696	5,008
Accounts receivable	16,480	8,742
Inventories	14,965	10,387
Operating loss and credit carryforwards	14,221	18,356
Operating lease liabilities	119,232	113,273
Other	4,751	3,098
	242,315	222,772
Valuation allowance	-	(2,573)
Total deferred tax assets	242,315	220,199
Deferred tax liabilities related to:
Prepaid expenses	(7,953)	(8,960)
Goodwill and other intangible assets	(231,223)	(307,165)
Property, plant and equipment	(158,173)	(156,315)
Operating lease right-of-use assets	(114,626)	(109,880)
Total deferred tax liabilities	(511,975)	(582,320)
Net deferred tax liability	$(269,660)	$(362,121)

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below for the years ended December 31:

	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.3	3.2	3.7
Stock-based compensation windfall benefit	(0.5)	(0.4)	(0.5)
Permanent difference - 162(m) limitation	0.3	0.3	0.5
Permanent difference - credits	(0.2)	(0.9)	(1.7)
Permanent difference - other	0.0	0.2	0.3
Other	0.1	—	(0.1)
	23.0%	23.4%	23.2%

We have $32.9 million of state net operating loss carryforwards and $0.8 million of state tax credit carryforwards expiring at various dates through 2035. We also have $58.4 million of federal net operating loss carryforwards expiring at various dates through 2034. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryforward period. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards.

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

The balance for uncertain tax positions, excluding penalties and interest, was $16.3 million and $14.5 million as of December 31, 2022 and 2021, respectively, with $1.8 million, $5.3 million, and $7.2 million recorded in the Company’s consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2022, 2021 or 2020.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2018. We are currently under IRS audit for various aspects of our 2019 and 2020 tax years. We report income-based tax in 41 states with various years open to examination.

12. Employee Benefit Plans

We maintain active defined contribution 401(k) plans under which our employees are eligible to participate in the plan subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $36.4 million, $30.2 million and $8.1 million in 2022, 2021 and 2020, respectively, for contributions to the plan.

We maintain one active defined benefit post-retirement plan which provides income at a defined percentage of a participant’s salary for a period after retirement. The plan is not material and is fully funded by investments segregated for the sole purpose of funding the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts. The risks of participating in multiemployer plans are different from single-employer plans. Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to a multiemployer plan, the unfunded obligations of that multiemployer plan may be borne by the remaining participating employers. If the Company chooses to stop participating in a multiemployer plan, the Company may be required to pay that plan an amount (“withdrawal liability”) based on the plan’s formula and the underfunded status of the plan attributable to the Company. Contributions to the plans for the years ended December 31, 2022, 2021 and 2020 were not significant.

13. Commitments and Contingencies

As of December 31, 2022, we had outstanding letters of credit totaling $128.9 million under our Revolving facility that principally support our self-insurance programs.

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

14. Related Party Transactions

A member of the Company’s board of directors was an executive officer of one of our customers, Ashton Woods USA, L.L.C., during 2022. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, for the year ended December 31, 2022. Further, the Company has entered into certain leases of land and buildings with certain employees or non-affiliate stockholders. Activity associated with these related party transactions was not significant as of or for the years ended December 31, 2022, 2021 or 2020.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the years ended December 31, 2022, 2021, or 2020.

15. Subsequent Events

Debt Transactions

As discussed in Note 8, on January 17, 2023, the Company amended its revolving credit facility to extend the maturity on a portion of the total commitments by 13 months to January 17, 2028, and to include additional pricing tiers for the applicable margin.

Business Combinations

On February 1, 2023, the Company acquired certain assets and the operations of Noltex for approximately $83.0 million, subject to customary and other purchase price adjustments. The accounting for this business combination has not been completed at the date of this filing given the proximity of the acquisition date.

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

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this annual report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and in annual report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2022, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. During the period covered by this report there were no changes in our internal control over financial reporting identified in connection with the evaluation described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 24, 2023, our Board of Directors approved and adopted the Builders FirstSource, Inc. Executive and Key Employee Severance Plan (the “Severance Plan”), which provides for severance payments and benefits to certain key employees of the Company in the event their employment is involuntary terminated under certain circumstances. Under the Severance Plan, participants are grouped into three tiers of benefits, as selected and designated by the Compensation Committee of the Board of Directors (the “Committee”). The Committee designated the following named executive officers to participate in the Severance Plan: Dave Rush, as a Tier I Participant; and Peter M. Jackson, Scott L. Robins, Michael A. Farmer and Timothy D. Johnson, as Tier II Participants.

Under the Severance Plan, if a participating executive’s employment is terminated by the Company without cause or by the participant for good reason (as such terms are defined in the Severance Plan), and the termination does not occur within the 3-month period prior to or the 24-month period following a change in control of the Company, the participant will be entitled to certain severance payments and benefits (“Regular Severance Benefits”). The Regular Severance Benefits include cash payments of the following amounts: (1) a pro rata annual bonus, (2) a severance payment equal to 2.0 times, in the case of a Tier I Participant, or 1.5 times, in the case of a Tier II Participant, the participant’s base salary and target annual bonus, and (3) a payment equal to the full cost to provide group health benefits to the participant for 24 months, in the case of a Tier I Participant, or 18 months, in the case of a Tier II Participant (based on group health benefits sponsored by the Company and maintained by the participant as of the termination date). In addition, a pro rata portion of the participant’s outstanding stock options, restricted stock units and other stock awards with time-based vesting restrictions will become vested and exercisable, and a pro rata portion of the participant’s outstanding performance-based stock awards will be deemed vested and earned based on the actual level of achievement of all relevant performance measures as of the end of the regular performance period.

If a participating executive’s employment is terminated by the Company without cause or by the participant for good reason, and the termination occurs within the 3-month period prior to or the 24-month period following a change in control of the Company, the participant will be entitled to certain severance payments and benefits (“Change in Control Severance Benefits”). The Change in Control Severance Benefits include lump sum cash payments of the following amounts: (1) a pro rata target annual bonus, (2) a severance payment equal to 2.5 times, in the case of a Tier I Participant, or 2.0 times, in the case of a Tier II Participant, the participant’s base salary and target annual bonus, and (3) a payment equal to the full cost to provide group health benefits to the participant for 30 months, in the case of a Tier I Participant, or 24 months, in the case of a Tier II Participant (based on group health benefits sponsored by the Company and maintained by the participant as of the termination date). In addition, the level of achievement of all performance goals relating to the participant’s outstanding performance-based stock awards will be based on (i) the greater of an assumed level of achievement at “target” level or actual level of achievement measured as of the termination date for performance periods that had commenced but were not completed prior to the termination date, and (ii) an assumed level of achievement at “target” level for performance periods that had not commenced prior to the termination date.

As a condition to participating in the Severance Plan, a participant must enter into a restrictive covenant agreement that includes non-competition, customer non-solicitation and employee non-recruitment provisions, that will apply for a period of [24] months, in the case of a Tier I Participant, or [18] months, in the case of a Tier II Participant, following the participant’s termination of employment.

Upon acknowledgment by a named executive officer of his or her participation in the Severance Plan, any existing employment agreement between the Company and such named executive officer will terminate.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2023 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2023, under the captions “Executive Compensation and Other Information,” “Director Compensation — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 14, 2023, under the caption “Securities Owned by Directors, Executive Officers, and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2023, under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 14, 2023,under the caption “Proposal 3 — Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated August 26, 2020, by and among Builders FirstSource, Inc., BMC Stock Holdings, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2022, File Number 001-40620)

4.1

Indenture, dated as of May 30, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (form of Note included therein) (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

4.2

First Supplemental Indenture, dated as of July 25, 2019, among Builders FirstSource, Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 30, 2019, File Number 0-51357)

4.3

Second Supplemental Indenture, dated as of April 24, 2020, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 24, 2020, File Number 0-51357)

4.4

Indenture, dated as of July 23, 2021, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2021, File Number 001-40620)

4.5

Second Supplemental Indenture, dated as of January 21, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2022, File Number 001-40620)

4.6

Indenture, dated as of June 15, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2022, File Number 001-40620)

4.7*	Description of Capital Stock
10.1+

Amended and Restated ABL Credit Agreement, dated as of July 31, 2015, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.2

Amendment No. 1 to Credit Agreement, dated as of March 22, 2017, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2017, File Number 0-51357)

10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2019, File Number 0-51357)

10.4

Amendment No. 3 to Credit Agreement, dated as of January 29, 2021, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3 2021, File Number 0-51357)

10.5

Amendment No. 4 to Credit Agreement, dated as of December 17, 2021, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2021, File Number 001-40620)

10.6

Amendment No. 5 to Credit Agreement, dated as of February 4, 2022, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2022, File Number 001-40620)

10.7

Amendment No. 6 to Credit Agreement, dated as of January 17, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2023, File Number 001-40620)

10.8

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.9

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.10

Notes Collateral Agreement, dated as of May 30, 2019, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.11

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.12

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.13+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.14+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.15+

Second Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51351)

10.16+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Director Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Securities and Exchange Commission on November 9, 2017, File Number 0-51357)

10.17+

2017 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018, File Number 0-51357)

10.18+

2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, File Number 0-51357)

10.19+

Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to the Registration Statement of BMC Stock Holdings, Inc. on Form S-1, filed with the Commission on July 29, 2013, File Number 333-189368)

10.20+

Form of Nonqualified Stock Option Agreement Pursuant to the Stock Building Supply Holdings, Inc. 2013 Incentive Compensation Plan (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement of Stock Building Supply Holdings, Inc. on Form S-1, filed with the Securities and Exchange Commission on July 29, 2013, File Number 333-189368)

10.21+

Builders FirstSource, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.22+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.23+

Amended and Restated Employment Agreement, dated as of August 26, 2020, between David E. Flitman, Builders FirstSource, Inc., and BMC Stock Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

10.24+

Amendment No. 1 to Amended and Restated Employment Agreement, entered into as of January 31, 2022, between David E. Flitman and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.25+

Employment Agreement, entered into as of January 31, 2022, between Peter M. Jackson and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.26+

Employment Agreement, entered into as of January 31, 2022, between Timothy D. Johnson and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.27+

Employment Agreement, entered into as of January 31, 2022, between Michael A. Farmer and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.28+

Employment Agreement, entered into as of January 31, 2022, between Stephen J. Herron and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.29+

Employment Agreement, entered into as of January 31, 2022, between Michael Hiller and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.30+

Employment Agreement, entered into as of January 31, 2022, between Scott L. Robins and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

10.31+

Employment Agreement, entered into as of January 31, 2022, between Amy Bass Messersmith and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the Securities and Exchange Commission on May 10, 2022, File Number 001-40620)

10.32+

Amended and Restated Employment Agreement, entered into as of January 1, 2021, between David E. Rush and Builders FirstSource, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51357)

10.33+

Consulting Agreement, dated as of March 5, 2021, between Builders FirstSource, Inc. and M. Chad Crow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on May 6, 2021, File Number 0-51357)

10.34*+	Builders FirstSource, Inc. Executive and Key Employee Severance Plan
14.1

Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

14.2

Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included as part of signature page)
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Dave Rush as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Dave Rush as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on Feb 28, 2023, formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Consolidated Statement of Operations and Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (ii) Consolidated Balance Sheet at December 31, 2022 and 2021, (iii) Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, and (v) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

* Filed herewith

** Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Dave Rush, our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

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

Feb 28, 2023

BUILDERS FIRSTSOURCE, INC.

/s/ DAVE RUSH
Dave Rush
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

Signature	Title	Date

/s/ DAVE RUSH	Chief Executive Officer and Director	Feb 28, 2023
Dave Rush	(Principal Executive Officer)

/s/ PETER M. JACKSON	Executive Vice President and Chief Financial Officer	Feb 28, 2023
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI BECKMANN	Senior Vice President and Chief Accounting Officer	Feb 28, 2023
Jami Beckmann	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	Feb 28, 2023
Paul S. Levy

/s/ MARK ALEXANDER	Director	Feb 28, 2023
Mark Alexander

/s/ CORY J. BOYDSTON	Director	Feb 28, 2023
Cory J. Boydston

/s/ DIRKSON R. CHARLES	Director	Feb 28, 2023
Dirkson R. Charles

/s/ CLEVELAND A. CHRISTOPHE	Director	Feb 28, 2023
Cleveland A. Christophe

/s/ WILLIAM B. HAYES	Director	Feb 28, 2023
William B. Hayes

/s/ BRETT N. MILGRIM	Director	Feb 28, 2023
Brett N. Milgrim

/s/ JAMES O’LEARY	Director	Feb 28, 2023
James O’Leary

/s/ CRAIG A. STEINKE
Craig A. Steinke	Director	Feb 28, 2023