Form 10-Q
period 2023-03-31
Builders FirstSource, Inc.
filed 2023-05-03
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 27, 2023, was 128,168,904.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2022
Net sales	$3,883,314	$5,681,131
Cost of sales	2,511,914	3,848,758
Gross margin	1,371,400	1,832,373
Selling, general and administrative expenses	904,217	968,568
Income from operations	467,183	863,805
Interest expense, net	42,108	41,314
Income before income taxes	425,075	822,491
Income tax expense	91,289	182,851
Net income	$333,786	$639,640

Net income per share:
Basic	$2.44	$3.61
Diluted	$2.41	$3.56
Weighted average common shares:
Basic	137,074	177,120
Diluted	138,412	179,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$144,407	$80,445
Accounts receivable, less allowances of $58,993 and $67,980 at March 31, 2023 and December 31, 2022, respectively	1,429,939	1,448,139
Other receivables	144,605	234,966
Inventories, net	1,336,163	1,426,196
Contract assets	176,116	183,700
Other current assets	116,059	124,201
Total current assets	3,347,289	3,497,647
Property, plant and equipment, net	1,605,575	1,567,631
Operating lease right-of-use assets, net	484,710	485,704
Goodwill	3,495,355	3,456,854
Intangible assets, net	1,493,049	1,550,944
Other assets, net	50,938	36,380
Total assets	$10,476,916	$10,595,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$938,938	$803,479
Accrued liabilities	593,422	739,009
Contract liabilities	194,195	193,178
Current portion of operating lease liabilities	100,946	100,758
Current maturities of long-term debt	4,430	6,355
Total current liabilities	1,831,931	1,842,779
Noncurrent portion of operating lease liabilities	403,812	404,463
Long-term debt, net of current maturities, discounts and issuance costs	3,194,428	2,977,842
Deferred income taxes	248,191	269,660
Other long-term liabilities	141,322	137,850
Total liabilities	5,819,684	5,632,594
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 131,767 and 138,864 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,318	1,389
Additional paid-in capital	4,246,151	4,257,667
Retained earnings	409,763	703,510
Total stockholders' equity	4,657,232	4,962,566
Total liabilities and stockholders' equity	$10,476,916	$10,595,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$333,786	$639,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,549	111,946
Deferred income taxes	(21,469)	(7,398)
Stock-based compensation expense	11,026	8,841
Other non-cash adjustments	1,645	2,037
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	108,561	(549,712)
Inventories	101,745	(561,813)
Contract assets	7,583	(33,081)
Other current assets	8,143	(27,860)
Other assets and liabilities	1,734	407
Accounts payable	139,545	470,198
Accrued liabilities	(174,994)	93,237
Contract liabilities	527	33,380
Net cash provided by operating activities	654,381	179,822
Cash flows from investing activities:
Cash used for acquisitions	(78,970)	—
Purchases of property, plant and equipment	(105,645)	(50,475)
Proceeds from sale of property, plant and equipment	5,755	2,140
Net cash used in investing activities	(178,860)	(48,335)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,267,000	1,906,000
Repayments under revolving credit facility	(1,050,000)	(1,738,000)
Proceeds from long-term debt and other loans	—	301,500
Repayments of long-term debt and other loans	(1,048)	(827)
Payments of loan costs	(1,180)	(6,416)
Exercise of stock options	315	420
Repurchase of common stock	(626,646)	(354,965)
Net cash (used in) provided by financing activities	(411,559)	107,712
Net change in cash and cash equivalents	63,962	239,199
Cash and cash equivalents at beginning of period	80,445	42,603
Cash and cash equivalents at end of period	$144,407	$281,802

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,309	$52,528
Cash paid for income taxes	3,548	202
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$5,600	$—
Accrued purchases of property, plant and equipment	3,991	6,024
Right-of-use assets obtained in exchange for operating lease obligations	20,869	14,918
Amounts accrued for repurchases of common stock	68,262	11,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481
Vesting of restricted stock units	1,018	11	(11)	—	—
Stock-based compensation expense	—	—	8,840	—	8,840
Repurchase of common stock (1)	(3,593)	(36)	—	(285,915)	(285,951)
Exercise of stock options	42	—	421	—	421
Shares withheld for restricted stock units vested	(401)	(4)	(29,380)	—	(29,384)
Net income	—	—	—	639,640	639,640
Balance at March 31, 2022	176,886	$1,769	$4,240,540	$893,738	$5,136,047

Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566
Vesting of restricted stock units	687	7	(7)	—	—
Stock-based compensation expense	—	—	11,026	—	11,026
Repurchase of common stock (1)	(7,546)	(75)	—	(627,533)	(627,608)
Exercise of stock options	38	—	315	—	315
Shares withheld for restricted stock units vested	(276)	(3)	(22,850)	—	(22,853)
Net income	—	—	—	333,786	333,786
Balance at March 31, 2023	131,767	$1,318	$4,246,151	$409,763	$4,657,232

1.
Pursuant to repurchase programs authorized by our board of directors, we repurchased and retired 7.5 million shares of our common stock at an average price of $83.17 per share for $627.6 million, inclusive of fees and taxes, during the three months ended March 31, 2023. We repurchased and retired 3.6 million shares of our common stock at an average price of $79.58 per share for $286.0 million, inclusive of fees, during the three months ended March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 570 locations in 42 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

The condensed consolidated balance sheet as of December 31, 2022 is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2022 and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022 included in our most recent annual report on Form 10-K (“Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our Form 10-K.

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

Reclassifications

The prior periods’ amounts disclosed in Note 3 have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. There were no recently issued standards or updates adopted in the period that had a material impact on these condensed consolidated financial statements.

2. Business Combinations

On February 1, 2023, we acquired certain assets and operations of Noltex Holdings, Inc. and affiliates (“Noltex”) for $84.6 million. Noltex manufactures trusses and provides building components to the single and multi-family markets, serving Texas markets in the Dallas-Fort Worth, San Antonio, Houston, Lubbock, and Midland areas.

The acquisition was funded with a combination of cash on hand and borrowings under our $1.8 billion revolving credit facility due January 17, 2028 (the “Revolving Facility”). The transaction was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill. Pro forma results of operations as well as net sales and income attributable to the acquisition discussed above are not presented as this acquisition did not have a material impact on our results of operations.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for the acquisition described above:

Total
(in thousands)
Inventories	$11,712
Property, plant and equipment	8,021
Operating lease right-of-use assets	4,438
Finance lease right-of-use assets	528
Goodwill	38,501
Intangible assets	26,700
Other assets	126
Total assets	$90,026

Contract liabilities	$490
Operating lease liabilities	4,438
Finance lease liabilities	528
Total liabilities	$5,456

Total purchase consideration	84,570
Less: accrued contingent consideration and purchase price adjustments	(5,600)
Total cash consideration	$78,970

3. Revenue

The following table disaggregates our sales by product category:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Lumber & lumber sheet goods	$872,072	$2,336,505
Manufactured products	1,114,794	1,366,148
Windows, doors & millwork	1,057,994	1,025,767
Specialty building products & services	838,454	952,711
Net sales	$3,883,314	$5,681,131

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

Through March 31, 2023 and 2022, we recognized as revenue approximately 71% and 70% of the contract liabilities balances at December 31, 2022 and 2021, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income	$333,786	$639,640

Denominator:
Weighted average shares outstanding, basic	137,074	177,120
Dilutive effect of options and RSUs	1,338	2,426
Weighted average shares outstanding, diluted	138,412	179,546

Net income per share:
Basic	$2.44	$3.61
Diluted	$2.41	$3.56

Antidilutive and contingent RSUs excluded from diluted EPS	1	71

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2022 (1)	$3,456,854
Acquisitions	38,501
Balance as of March 31, 2023 (1)	$3,495,355

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2023, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of March 31, 2023, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the current year acquisition is expected to be deductible for tax purposes and will be amortizable ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,056,655	$(685,565)	$2,029,955	$(606,532)
Trade names	201,861	(167,061)	201,861	(164,797)
Subcontractor relationships	5,440	(5,440)	5,440	(5,440)
Non-compete agreements	14,919	(6,287)	14,919	(5,685)
Developed technology	95,600	(17,073)	95,600	(14,377)
Total intangible assets	$2,374,475	$(881,426)	$2,347,775	$(796,831)

In connection with the current year acquisition, we recorded customer relationships intangible assets of $26.7 million. The weighted average useful life of the current year acquired intangible assets is 9.3 years. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three months ended March 31, 2023 and three months ended March 31, 2022, we recorded amortization expense in relation to the above-listed intangible assets of $84.6 million and $65.7 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2023 (from Apr 1, 2023)	$246,170
2024	267,954
2025	194,660
2026	170,185
2027	148,947
Thereafter	465,133
Total future net intangible amortization expense	$1,493,049

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued payroll and other employee related expenses	$216,453	$400,711
Self-insurance reserves	88,941	79,252
Accrued business taxes	65,570	77,438
Amounts accrued for repurchases of common stock	68,262	44,447
Income taxes payable	49,153	—
Accrued rebates payable	21,881	51,714
Accrued interest	24,848	34,327
Accrued contingent consideration & purchase price adjustments	11,530	5,699
Other	46,784	45,421
Total accrued liabilities	$593,422	$739,009

8. Long-Term Debt

Long-term debt consisted of the following as of:

	March 31, 2023	December 31, 2022
	(in thousands)
Revolving credit facility (1)	$481,000	$264,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2032 notes	700,000	700,000
2030 notes	550,000	550,000
Other finance obligations	194,264	197,281
Finance lease obligations	4,071	4,105
	3,229,335	3,015,386
Unamortized debt discount/premium and debt issuance costs	(30,477)	(31,189)
	3,198,858	2,984,197
Less: current maturities of long-term debt	4,430	6,355
Long-term debt, net of current maturities, discounts and issuance costs	$3,194,428	$2,977,842

(1)
The weighted average interest rate was 7.8% and 3.7% as of March 31, 2023 and December 31, 2022, respectively.

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

On February 4, 2022, the Company amended the Revolving Facility to increase the total commitments by an aggregate amount of $400.0 million, resulting in a new $1.8 billion amended credit facility. All other material terms of the Revolving Facility remain unchanged from those of the previous agreement. Effective with this amendment, the eurodollar rate loans and related interest rate benchmark were changed to the Secured Overnight Financing Rate (“SOFR”). The applicable margin ranges for term SOFR loans were amended to be from 1.35% to 1.60% and there are no changes to base rate loan borrowings. In connection with this amendment, we incurred approximately $2.0 million of new debt issuance costs which have been recorded as other assets and will be amortized straight-line through December 2026. The Revolving Facility is discussed in more detail below.

2023 Debt Transactions

On January 17, 2023, the Company amended the Revolving Facility to extend the maturity of a portion of the Revolving Facility. Under the agreement, we have a total of $1,620.0 million commitments with a maturity date of January 17, 2028 and $180.0 million commitments with a maturity date of December 17, 2026. Additionally, the amendment included additional interest pricing tiers for the amounts under the extended facility, which range from 1.10% to 1.60% in the case of SOFR loans, and 0.00% to 0.50% in the case of base rate loans. The letters of credit under the extended facility were assessed at a rate between 1.00% to 1.50% based on the average excess availability. Amounts under the non-extended facility borrowings were subject to interest, at our option, at either the SOFR or a base rate, plus, in each case, an applicable margin. The applicable margin ranged from 1.35% to 1.60% per annum in the case of term SOFR loans and 0.25% to 0.50% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the Revolving Facility.

In connection with this amendment, we incurred approximately $1.2 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, will be deferred and amortized over the remaining contractual life.

Subsequent to quarter-end, on April 3, 2023, the Company further amended the Revolving Facility to extend the maturity of the remaining $180.0 million commitments to January 17, 2028. This amendment also updated the interest pricing tiers for borrowings and letters of credits, and other terms to be consistent with the $1,620.0 million commitments amended on January 17, 2023. The Revolving Facility is discussed in more detail below.

Revolving Credit Facility

The Revolving Facility provides for a $1.8 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the Revolving Facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement evidencing the Revolving Facility, subject to certain reserves. As of March 31, 2023, we had $481.0 million in outstanding borrowings under our Revolving Facility and our net excess borrowing availability was $1.2 billion after being reduced by outstanding letters of credit totaling $95.9 million.

Borrowings under the Revolving Facility bear interest, at our option, at either the SOFR or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.10% to 1.60% per annum in the case of term SOFR loans and 0.00% to 0.50% per annum in the case of base rate loans. The margin in either case is based on a measure of availability under the Revolving Facility. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the revolver based on quarterly average loan utilization. Letters of credit under the Revolving Facility are assessed at a rate equal to 1.00% to 1.50%, based on the average excess availability, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the Revolving Facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee our 5.00% senior unsecured notes due 2030 (the “2030 notes”), our 4.25% 2032 notes, and our 6.375% 2032 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors, subject to certain exceptions and permitted liens, including, with respect to the Revolving Facility, a first-priority security interest in such assets that constitute ABL Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The Revolving Facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the Revolving Facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of March 31, 2023.

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

The terms of the 4.25% 2032 notes and the 6.375% 2032 notes are governed by the indentures, dated as of July 23, 2021 and June 15, 2022 (collectively the “2032 Indentures”), respectively, The 2032 Indentures contain consistent terms and are among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

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

Fair Value

As of March 31, 2023 and December 31, 2022, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 2030 notes, 4.25% 2032 notes, 6.375% 2032 notes, and Revolving Facility at amortized cost. The fair values of the 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes at March 31, 2023 were approximately $511.5 million, $1,137.5 million, and $700.0 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the Revolving Facility at March 31, 2023 approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolving Facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2023.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first three months of 2023, our board of directors granted 268,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $73.52 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first three months of 2023, our board of directors granted 157,500 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $83.75 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

Expected volatility (company)	46.5%
Expected volatility (peer group median)	32.1%
Correlation between the Company and peer group median	0.5
Expected dividend yield	0.0%
Risk-free rate	3.8%

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	2.5	2.9
Stock-based compensation windfall benefit	(2.3)	(1.7)
Permanent differences and other	0.3	0.0
	21.5%	22.2%

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

11. Commitments and Contingencies

As of March 31, 2023, we had outstanding letters of credit totaling $95.9 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Related Party Transactions

A member of the Company’s board of directors was an executive officer of one of our customers, Ashton Woods USA, L.L.C., during 2022. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, for the three months ended March 31, 2022.

Transactions between the Company and other related parties occur in the ordinary course of business. However, the Company carefully monitors and assesses related party relationships. Management does not believe that any of these transactions with related parties had a material impact on the Company’s results for the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our most recent Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital strategies, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, consumer confidence, labor and supply shortages, and also lumber and other commodity prices. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 570 locations in 42 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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

Our operating results are dependent on the following trends, events and uncertainties, some of which are beyond our control:

•
Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market, as well as select multi-family new construction and residential repair and remodel markets, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, rising inflationary pressures, mortgage markets and the health of the economy. According to the U.S. Census Bureau, the seasonally adjusted annual rate of U.S. total and single-family housing starts were 1.4 million and 0.9 million, respectively, as of March 31, 2023. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. As a result of various current market dynamics, including rising inflationary pressures, mortgage rate increases and shifts in housing affordability, industry forecasters, including the National Association of Home Builders (“NAHB”), expect to see continued softened housing demand over the near-term. Despite these near-term tempered market conditions, we believe the housing industry remains underbuilt and that there are several meaningful trends that indicate U.S. housing demand will continue to be strong over the long-term, including the aging of housing stock, and normal population growth due to immigration and birthrate exceeding death rate.
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
•
Repair and remodel end market. While influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel end market is still dependent upon some of the same factors, including demographic trends, interest rates, consumer confidence, employment rates, the health of the economy and home financing markets. As a result of these pressures, we may experience reduced sales demand, challenges in the supply chain, increased margin pressures and/or increased operating costs in this area of our business as a result. We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product and digital offerings.
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
•
Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and, to a lesser extent, repair and remodel activities and is subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies, rising inflation and other factors that affect the homebuilding industry, such as demographic trends, increasing interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Disruptions and uncertainties as a result of a pandemic or other health related emergency, like the COVID-19 pandemic, may have a significant impact on our future operating results.

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
•
Cost and/or Availability of Materials. Prices of building materials, including wood products, which are subject to cyclical market fluctuations, may adversely impact operating income when prices rapidly rise or fall within a relatively short period of time. We purchase certain materials which are then sold to customers as well as used as direct production inputs for our manufactured and prefabricated products. Short-term changes in the cost and/or availability of these materials, some of which are subject to significant fluctuations, are often passed on to our customers, but our pricing quotation periods and market competition may limit our ability to pass on such price changes. We may also be limited in our ability to pass on increases on in-bound freight costs on our products. We may also experience challenges sourcing suitable products for our customers and may be forced to provide alternative materials as substitution for contracted orders. Our inability to pass on material price increases to our customers could adversely impact our operating results.
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

RECENT DEVELOPMENTS

Business Combinations

During the period, we completed the business combination of Noltex for a total purchase price of $84.6 million. This acquisition further expands our market footprint and provides additional operations in our value-add product categories and our multi-family customer segment. This transaction is described in further detail in Note 2 to these condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

During 2022, the Company's board of directors authorized the repurchases of an aggregate of $3.0 billion of its shares of common stock. During the three months ended March 31, 2023, the Company repurchased 7.5 million shares at a weighted average price of $83.17 per share, for a total cost of approximately $627.6 million, inclusive of fees and taxes. In April 2023, the board of directors approved a share repurchase authorization in the amount of $1 billion of the Company's shares of common stock.

Debt Transactions

On January 17, 2023, the Company amended the Revolving Facility to extend the maturity on a portion of the total commitments by 13 months to January 17, 2028, and to include additional pricing tiers for the applicable margin. Subsequently, on April 3, 2023, the Company further amended the Revolving Facility to extend the remaining portion of the total commitments to January 17, 2028 and include the additional pricing tiers for the applicable margin.

These transactions are described in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call its notes, repay debt, repurchase shares of its common stock or otherwise enter into transactions regarding its capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.3 million for the first quarter of 2023, a decrease of 17.9% compared to the first quarter of 2022. Actual U.S. single-family starts for the first quarter of 2023 were 0.2 million, a decrease of 28.6% compared to the first quarter of 2022. A composite of third-party sources, including the NAHB, are forecasting 1.3 million U.S. total housing starts and 0.9 million U.S single family housing starts for 2023, which are projected decreases of 16.4% and 15.4%, respectively, from 2022. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 3.0% in 2023 compared to 2022.

Our net sales for the first quarter of 2023 decreased 31.6% from the same period last year. The decrease was driven by core organic sales decrease of 26.3%, primarily in lumber and lumber sheet goods, with commodity price deflation accounting for another 11.8%, offset by acquisitions contributing growth of 5.5%. Our gross margin percentage in the first quarter of 2023 increased by 3.0% compared to the first quarter of 2022, primarily attributable to an improved product mix toward our value-add products due to our recent strategic investments in multi-family value-add operations and to relative sales strength against decreased housing starts. Our selling, general and administrative expenses, as a percentage of net sales, were 23.3% in the first quarter of 2023, a 6.3% increase from 17.0% in the first quarter of 2022, largely due to decreased cost leverage on lower sales.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, rising interest rates and inflation have dampened, and may continue to dampen, near term housing industry demand as homes become less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of favorable long-term industry trends and to increase our market share, both organically and through acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	64.7%	67.7%
Gross margin	35.3%	32.3%
Selling, general and administrative expenses	23.3%	17.0%
Income from operations	12.0%	15.3%
Interest expense, net	1.1%	0.7%
Income tax expense	2.4%	3.2%
Net income	8.5%	11.4%

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Net Sales. Net sales for the three months ended March 31, 2023 were $3.9 billion, a 31.6% decrease over net sales of $5.7 billion for the three months ended March 31, 2022. Core organic sales, primarily in the single family customer segment, and commodity price deflation decreased net sales by 26.3% and 11.8% respectively. These decreases were partially offset by increased net sales from acquisitions and one additional selling day of 5.5% and 1.0%, respectively.

The following table shows net sales classified by product category:

	Three Months Ended March 31,
	2023		2022
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$872.1	22.5%	$2,336.5	41.1%	-62.7%
Manufactured products	1,114.8	28.7%	1,366.1	24.0%	-18.4%
Windows, doors & millwork	1,058.0	27.2%	1,025.8	18.1%	3.1%
Specialty building products & services	838.4	21.6%	952.7	16.8%	-12.0%
Net sales	$3,883.3	100.0%	$5,681.1	100.0%	-31.6%

We experienced decreased net sales in all of our product categories, except windows, doors, and millwork, primarily due to a decline in core organic sales as a result of declining housing starts as well as commodity deflation. Windows, doors, and millwork was less impacted as houses already under construction which started in the prior year were completed during this period.

Gross Margin. Gross margin decreased $0.5 billion to $1.4 billion due to decreased sales. Our gross margin percentage increased to 35.3% in the first quarter of 2023 from 32.3% in the first quarter of 2022, a 3.0% increase. This increase was primarily attributable to an improved product mix toward our value-add products due to our recent strategic investment in multi-family operations and to relative sales strength against decreased housing starts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $64.4 million, or 6.6%, primarily due to decreased variable compensation as a result of decreased sales, and partially offset by additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses increased to 23.3%, up from 17.0% in the first quarter of 2022. This increase was primarily due to decreased cost leverage on lower net sales during the period.

Interest Expense, Net. Interest expense was $42.1 million in the first quarter of 2023, an increase of $0.8 million from the first quarter of 2022. The increase was primarily due to higher outstanding debt balances and increased interest rates during the first quarter of 2023 compared to the first quarter of 2022.

Income Tax Expense. We recorded income tax expense of $91.3 million and $182.9 million in the first quarters of 2023 and 2022, respectively. Our effective tax rate was 21.5% in the first quarter of 2023 and 22.2% in the first quarter of 2022. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period, while the decrease in the tax rate was primarily related to a reduction in our blended state tax rate and an increase in our stock-based compensation windfall benefit this quarter.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at March 31, 2023 consist of cash on hand and borrowing availability under our Revolving Facility.

Our Revolving Facility will be primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the Revolving Facility to facilitate debt repayment and consolidation. Availability under the Revolving Facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of:

	March 31, 2023	December 31, 2022
	(in millions)
Accounts receivable availability	$752.1	$841.1
Inventory availability	979.7	1,064.7
Other receivables availability	67.2	48.1
Gross availability	1,799.0	1,953.9
Less:
Agent reserves	(51.1)	(64.7)
Plus:
Cash in qualified accounts	94.9	10.9
Borrowing base	1,842.8	1,900.1
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,800.0
Less:
Outstanding borrowings	(481.0)	(264.0)
Letters of credit	(95.9)	(128.9)
Net excess borrowing availability on revolving facility	$1,223.1	$1,407.1

As of March 31, 2023, we had $481.0 million in outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.2 billion after being reduced by outstanding letters of credit totaling $95.9 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2023.

Liquidity

Our liquidity at March 31, 2023 was $1.4 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $654.4 million for the three months ended March 31, 2023 compared to cash provided by operating activities of $179.8 million for the three months ended March 31, 2022. The increase in cash provided by operating activities was largely the result of a decrease in net working capital, offset by a decrease in net income in the first three months of 2023.

For the three months ended March 31, 2023, the Company used a net $178.9 million in cash investing in acquisitions and property, plant and equipment. Compared to the prior year, the Company used $130.5 million more cash in investing during the current period primarily due to $79.0 million used for the current period acquisition and $51.6 million more used for net purchases of property and equipment.

Cash used in financing activities was $411.6 million for the three months ended March 31, 2023, which consisted primarily of $626.6 million in repurchases of common stock, offset by $217.0 million net borrowings on the Revolving Facility. Cash provided by financing activities was $107.7 million for the three months ended March 31, 2022, primarily driven by $301.5 million received for the issuance of 4.25% 2032 notes and $168.0 million in net borrowings under the Revolving Facility, offset by cash used to repurchase $355.0 million of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5% 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $4.8 million in additional interest expense annually based on our $481.0 million in outstanding borrowings as of March 31, 2023. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2023, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the first quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2023 — January 31, 2023	948,922	$65.91	921,028	$906,479,770
February 1, 2023 — February 28, 2023	15,912	81.48	—	906,479,770
March 1, 2023 — March 31, 2023	6,857,458	85.55	6,625,300	345,577,108
Total	7,822,292	$83.15	7,546,328	$345,577,108

(1)
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

In the first quarter of 2023, 7.5 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors. The remaining 275,964 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchase, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2022, File Number 001-40620)

10.1

Amendment No. 6 to Credit Agreement, dated as of January 17, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2023, File Number 001-40620)

10.2*

Amendment No. 7 to Credit Agreement, dated as of April 3, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto

10.3+

Builders FirstSource, Inc. Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2023, File Number 001-40620)

10.4+*	Builders FirstSource, Inc. Deferred Compensation Plan

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Dave Rush as Chief Executive Officer

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Financial Officer

32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Dave Rush as Chief Executive Officer and Peter M. Jackson as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 3, 2023 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Balance Sheet as of March 31, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.

* Filed herewith.

** Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Dave Rush our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ DAVE RUSH
Dave Rush
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2023

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 3, 2023

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 3, 2023