Form 10-Q
period 2023-06-30
Builders FirstSource, Inc.
filed 2023-08-02
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40620

BUILDERS FIRSTSOURCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6031 Connection Drive, Suite 400
Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

(214) 880-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	BLDR	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 28, 2023, was 125,036,644.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$4,528,890	$6,926,259	$8,412,204	$12,607,391
Cost of sales	2,933,944	4,514,112	5,445,858	8,362,870
Gross margin	1,594,946	2,412,147	2,966,346	4,244,521
Selling, general and administrative expenses	1,017,874	1,046,279	1,922,091	2,014,847
Income from operations	577,072	1,365,868	1,044,255	2,229,674
Interest expense, net	53,016	70,715	95,124	112,029
Income before income taxes	524,056	1,295,153	949,131	2,117,645
Income tax expense	119,437	307,944	210,726	490,795
Net income	$404,619	$987,209	$738,405	$1,626,850

Net income per share:
Basic	$3.19	$5.79	$5.59	$9.36
Diluted	$3.16	$5.75	$5.54	$9.27
Weighted average common shares:
Basic	126,977	170,378	132,034	173,730
Diluted	128,066	171,549	133,247	175,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$89,316	$80,445
Accounts receivable, less allowances of $59,762 and $67,980, respectively	1,618,666	1,448,139
Other receivables	245,893	234,966
Inventories, net	1,362,250	1,426,196
Contract assets	190,514	183,700
Other current assets	98,578	124,201
Total current assets	3,605,217	3,497,647
Property, plant and equipment, net	1,676,244	1,567,631
Operating lease right-of-use assets, net	483,991	485,704
Goodwill	3,499,819	3,456,854
Intangible assets, net	1,412,377	1,550,944
Other assets, net	55,464	36,380
Total assets	$10,733,112	$10,595,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,061,965	$803,479
Accrued liabilities	599,623	739,009
Contract liabilities	190,262	193,178
Current portion of operating lease liabilities	99,692	100,758
Current maturities of long-term debt	4,314	6,355
Total current liabilities	1,955,856	1,842,779
Noncurrent portion of operating lease liabilities	409,231	404,463
Long-term debt, net of current maturities, discounts and issuance costs	3,670,400	2,977,842
Deferred income taxes	231,758	269,660
Other long-term liabilities	123,807	137,850
Total liabilities	6,391,052	5,632,594
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 125,032 and 138,864 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	1,250	1,389
Additional paid-in capital	4,249,053	4,257,667
Retained earnings	91,757	703,510
Total stockholders' equity	4,342,060	4,962,566
Total liabilities and stockholders' equity	$10,733,112	$10,595,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$738,405	$1,626,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	275,515	229,805
Deferred income taxes	(37,902)	(22,627)
Stock-based compensation expense	23,421	18,156
Other non-cash adjustments	804	29,286
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(179,946)	(637,115)
Inventories	77,277	(419,560)
Contract assets	(6,815)	(63,127)
Other current assets	25,652	(6,790)
Other assets and liabilities	(13,815)	3,035
Accounts payable	260,972	168,144
Accrued liabilities	(113,695)	160,794
Contract liabilities	(4,166)	40,219
Net cash provided by operating activities	1,045,707	1,127,070
Cash flows from investing activities:
Cash used for acquisitions	(90,559)	(192,945)
Purchases of property, plant and equipment	(231,110)	(119,538)
Proceeds from sale of property, plant and equipment	9,858	5,395
Net cash used in investing activities	(311,811)	(307,088)
Cash flows from financing activities:
Borrowings under revolving credit facility	2,801,000	3,599,000
Repayments under revolving credit facility	(2,108,000)	(3,353,000)
Proceeds from long-term debt and other loans	—	1,001,500
Repayments of long-term debt and other loans	(2,112)	(614,146)
Payments of debt extinguishment costs	—	(20,672)
Payments of loan costs	(1,897)	(15,816)
Exercise of stock options	473	434
Repurchase of common stock	(1,414,489)	(1,293,700)
Net cash used in financing activities	(725,025)	(696,400)
Net change in cash and cash equivalents	8,871	123,582
Cash and cash equivalents at beginning of period	80,445	42,603
Cash and cash equivalents at end of period	$89,316	$166,185

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,084	$85,646
Cash paid for income taxes	296,474	430,789
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$6,010	$7,371
Accrued purchases of property, plant and equipment	7,420	10,392
Right-of-use assets obtained in exchange for operating lease obligations	42,916	67,039
Amounts accrued related to repurchases of common stock	12,762	69,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481
Vesting of restricted stock units	1,018	11	(11)	—	—
Stock-based compensation expense	—	—	8,840	—	8,840
Repurchase of common stock (1)	(3,593)	(36)	—	(285,915)	(285,951)
Exercise of stock options	42	—	421	—	421
Shares withheld for restricted stock units vested	(401)	(4)	(29,380)	—	(29,384)
Net income	—	—	—	639,640	639,640
Balance at March 31, 2022	176,886	$1,769	$4,240,540	$893,738	$5,136,047
Vesting of restricted stock units	300	3	(3)	—	—
Stock-based compensation expense	—	—	9,316	—	9,316
Repurchase of common stock (1)	(16,871)	(169)	—	(990,570)	(990,739)
Exercise of stock options	1	—	13	—	13
Shares withheld for restricted stock units vested	(90)	(1)	(5,492)	—	(5,493)
Net income	—	—	—	987,209	987,209
Balance at June 30, 2022	160,226	$1,602	$4,244,374	$890,377	$5,136,353

Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566
Vesting of restricted stock units	687	7	(7)	—	—
Stock-based compensation expense	—	—	11,026	—	11,026
Repurchase of common stock (1)	(7,546)	(75)	—	(627,533)	(627,608)
Exercise of stock options	38	—	315	—	315
Shares withheld for restricted stock units vested	(276)	(3)	(22,850)	—	(22,853)
Net income	—	—	—	333,786	333,786
Balance at March 31, 2023	131,767	$1,318	$4,246,151	$409,763	$4,657,232
Vesting of restricted stock units	319	3	(3)	—	—
Stock-based compensation expense	—	—	12,395	—	12,395
Repurchase of common stock (1)	(6,970)	(70)	—	(722,625)	(722,695)
Exercise of stock options	16	—	157	—	157
Shares withheld for restricted stock units vested	(100)	(1)	(9,647)	—	(9,648)
Net income	—	—	—	404,619	404,619
Balance at June 30, 2023	125,032	$1,250	$4,249,053	$91,757	$4,342,060

1.
Pursuant to repurchase programs authorized by our board of directors, we repurchased and retired 7.0 million shares of our common stock at an average price of $103.68 per share for $722.7 million, inclusive of fees and taxes, during the three months ended June 30, 2023. We repurchased and retired 7.5 million shares of our common stock at an average price of $83.17 per share for $627.6 million, inclusive of fees and taxes, during the three months ended March 31, 2023. We repurchased and retired 16.9 million shares of our common stock at an average price of $58.72 per share for $990.7 million, inclusive of fees, during the three months ended June 30, 2022. We repurchased and retired 3.6 million shares of our common stock at an average price of $79.58 per share for $286.0 million, inclusive of fees, during the three months ended March 31, 2022.

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

The condensed consolidated balance sheet as of December 31, 2022, is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2022, and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022, included in our most recent annual report on Form 10-K for fiscal year 2022 (“2022 Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2022 Form 10-K.

The accounting policies of our operating segments are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2022 Form 10-K. Since the Company operates in one reportable segment, the primary measures reviewed by our CEO, whom we have determined to be our chief operating decision maker, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements.

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

Reclassifications

The prior periods’ amounts disclosed in Note 3 have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported. Certain prior periods’ amounts presented in the Condensed Consolidated Statement of Cash Flows for other non-cash adjustments and other asset and liabilities have been reclassified to conform to the current year presentation. These reclassifications had no impact on the operating or total cash flows as previously reported.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. There were no recently issued standards or updates adopted in the period that had a material impact on these condensed consolidated financial statements.

2. Business Combinations

During the first six months of the year, we acquired certain assets and the operations of Noltex Holdings, Inc. and its affiliates (“Noltex”), Builder’s Millwork Supply (“BMS”), and JB Millworks (“JBM”) for a combined total of $96.6 million. Noltex manufactures trusses and provides building components to the single- and multi-family markets, serving Texas markets in the Dallas-Fort Worth, San Antonio, Houston, Lubbock, and Midland areas. BMS and JBM manufacture and supply millwork and trim in the Anchorage, Alaska and Chattanooga, Tennessee areas, respectively.

The acquisitions were funded with a combination of cash on hand and borrowings under our $1.8 billion revolving credit facility due January 17, 2028 (the “Revolving Facility”). The transactions were accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition dates. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition dates, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for the acquisitions described above:

Total
(in thousands)
Accounts receivable	$1,508
Inventories	13,330
Other current assets	28
Property, plant and equipment	9,071
Operating lease right-of-use assets	8,356
Finance lease right-of-use assets	528
Goodwill	42,965
Intangible assets	30,850
Other assets	126
Total assets	$106,762

Accrued liabilities	$60
Contract liabilities	1,250
Operating lease liabilities	8,355
Finance lease liabilities	528
Total liabilities	$10,193

Total purchase consideration	96,569
Less: accrued contingent consideration and purchase price adjustments	(6,010)
Total cash consideration	$90,559

3. Revenue

The following table disaggregates our sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Lumber & lumber sheet goods	$1,058,980	$2,836,194	$1,934,592	$5,172,705
Manufactured products	1,288,109	1,678,617	2,400,456	3,032,409
Windows, doors & millwork	1,105,221	1,218,276	2,146,345	2,244,161
Specialty building products & services	1,076,580	1,193,172	1,930,811	2,158,116
Net sales	$4,528,890	$6,926,259	$8,412,204	$12,607,391

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

Through June 30, 2023, and 2022, we recognized as revenue approximately 88% and 87% of the contract liabilities balances at December 31, 2022, and 2021, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income	$404,619	$987,209	$738,405	$1,626,850

Denominator:
Weighted average shares outstanding, basic	126,977	170,378	132,034	173,730
Dilutive effect of options and RSUs	1,089	1,171	1,213	1,795
Weighted average shares outstanding, diluted	128,066	171,549	133,247	175,525

Net income per share:
Basic	$3.19	$5.79	$5.59	$9.36
Diluted	$3.16	$5.75	$5.54	$9.27

Antidilutive and contingent RSUs excluded from diluted EPS	2	309	2	191

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2022 (1)	$3,456,854
Acquisitions	42,965
Balance as of June 30, 2023 (1)	$3,499,819

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2023, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of June 30, 2023, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the current year acquisitions is expected to be deductible for tax purposes and will be amortizable ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,053,638	$(757,658)	$2,029,955	$(606,532)
Trade names	64,500	(31,964)	201,861	(164,797)
Subcontractor relationships	—	—	5,440	(5,440)
Non-compete agreements	13,050	(5,021)	14,919	(5,685)
Developed technology	95,600	(19,768)	95,600	(14,377)
Total intangible assets	$2,226,788	$(814,411)	$2,347,775	$(796,831)

In connection with the current year acquisitions, we recorded customer relationships intangible assets of $30.9 million. The weighted average useful life of the current year acquired intangible assets is 9.1 years. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and six months ended June 30, 2023, we recorded amortization expense in relation to the above-listed intangible assets of $84.8 million and $169.4 million, respectively. During the three and six months ended June 30, 2022, we recorded amortization expense in relation to the above-listed intangible assets of $70.1 million and $135.8 million, respectively. During 2023, we derecognized certain customer relationships, trade names, non-compete agreements, and subcontractor relationships assets as they were fully amortized, resulting in a decrease in the gross carrying amount of the intangible assets and the related accumulated amortization.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2023 (from July 1, 2023)	$162,853
2024	270,029
2025	195,231
2026	170,185
2027	148,947
Thereafter	465,132
Total future net intangible amortization expense	$1,412,377

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued payroll and other employee related expenses	$290,582	$400,711
Self-insurance reserves	83,861	79,252
Accrued business taxes	69,199	77,438
Amounts accrued for repurchases of common stock	12,762	44,447
Accrued rebates payable	27,236	51,714
Accrued interest	39,101	34,327
Accrued contingent consideration & purchase price adjustments	38,150	5,699
Other	38,732	45,421
Total accrued liabilities	$599,623	$739,009

8. Long-Term Debt

Long-term debt consisted of the following as of:

	June 30, 2023	December 31, 2022
	(in thousands)
Revolving credit facility (1)	$957,000	$264,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2032 notes	700,000	700,000
2030 notes	550,000	550,000
Other finance obligations	193,871	197,281
Finance lease obligations	3,599	4,105
	3,704,470	3,015,386
Unamortized debt discount/premium and debt issuance costs	(29,756)	(31,189)
	3,674,714	2,984,197
Less: current maturities of long-term debt	4,314	6,355
Long-term debt, net of current maturities, discounts and issuance costs	$3,670,400	$2,977,842

(1)
The weighted average interest rate was 7.0% and 3.7% as of June 30, 2023, and December 31, 2022, respectively.

2023 Debt Transactions

On January 17, 2023, and April 3, 2023, the Company amended the Revolving Facility to extend the maturity of $1,620.0 million, and $180.0 million, respectively, of the total $1,800.0 million commitments to January 17, 2028. These amendments included additional interest pricing tiers for borrowings, which range from 1.10% to 1.60% in the case of loans using the Secured Overnight Financing Rate (“SOFR”), and 0.00% to 0.50% in the case of base rate loans. The letters of credit are assessed at a rate between 1.00% to 1.50% based on the average excess availability. In connection with these amendments, we expensed approximately $0.7 million of unamortized debt issuance costs related to exiting lenders to interest expense, and we incurred approximately $1.9 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, have been deferred and amortized over the remaining contractual life.

The Revolving Facility is discussed in more detail in our 2022 Form 10-K and in our quarterly report on Form 10-Q for the three months ended March 31, 2023.

The Company did not have any new issuances of senior unsecured notes during the three months ended June 30, 2023. The Company’s outstanding senior unsecured notes are discussed in more detail in our 2022 Form 10-K and in our quarterly report on Form 10-Q for the three months ended March 31, 2023.

Fair Value

As of June 30, 2023, and December 31, 2022, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 5% senior unsecured notes due 2030 (the “2030 notes”), 4.25% senior unsecured notes due 2032 (the “4.25% 2032 notes”), 6.375% senior unsecured notes due 2032 (the “6.375% 2032 notes” and together with the 4.25% 2032 notes, the “2032 notes”), and Revolving Facility at amortized cost. The fair values of the 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes at June 30, 2023, were approximately $515.6 million, $1,132.6 million, and $694.8 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the Revolving Facility at June 30, 2023, approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolving Facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2023.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2023, our board of directors granted 478,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and four years. The weighted average grant date fair value for these RSUs was $84.11 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2023, our board of directors granted 161,000 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $83.75 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.6	3.0	2.5	2.9
Stock-based compensation windfall benefit	(0.9)	(0.2)	(1.5)	(0.8)
Permanent differences and other	0.1	—	0.2	0.1
	22.8%	23.8%	22.2%	23.2%

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

11. Commitments and Contingencies

As of June 30, 2023, we had outstanding letters of credit totaling $70.4 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Related Party Transactions

A member of the Company’s board of directors was an executive officer of one of our customers, Ashton Woods USA, L.L.C., during 2022. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, for the three and six months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our 2022 Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital strategies, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, consumer confidence, labor and supply shortages, and also lumber and other commodity prices. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s 2022 Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

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

We offer an integrated solution to our customers, providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional-grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans our product categories.

RECENT DEVELOPMENTS

Business Combinations

During the period, we completed the acquisitions of Noltex, BMS, and JBM for a total purchase price of $96.6 million. These acquisitions further expand our market footprint and provide additional operations in our value-add product categories and our multi-family customer segment. These transactions are described in further detail in Note 2 to these condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

During 2022, the Company’s board of directors authorized the repurchase of an aggregate of $3.0 billion of its shares of common stock. In April 2023, the board of directors approved an additional share repurchase authorization in the amount of $1.0 billion of the Company's shares of common stock. During the six months ended June 30, 2023, the Company repurchased 14.5 million shares at a weighted average price of $93.02 per share, for a total cost of approximately $1.4 billion, inclusive of fees and taxes.

Debt Transactions

On January 17, 2023, the Company amended the Revolving Facility to extend the maturity on a portion of the total commitments by 13 months to January 17, 2028, and to include additional pricing tiers for the applicable margin. Subsequently, on April 3, 2023, the Company further amended the Revolving Facility to extend the remaining portion of the total commitments to January 17, 2028, and include the additional pricing tiers for the applicable margin.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the second quarter of 2023, a decrease of 11.3% compared to the second quarter of 2022. Actual U.S. single-family starts for the second quarter of 2023 were 0.3 million, a decrease of 13.8% compared to the second quarter of 2022. A composite of third-party sources, including the NAHB, are forecasting 1.4 million U.S. total housing starts and 0.9 million U.S single-family housing starts for 2023, which are projected decreases of 9.3% and 9.0%, respectively, from 2022. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to decrease approximately 2.6% in 2023 compared to 2022.

Our net sales for the second quarter of 2023 decreased 34.6% from the same period last year. The decrease was driven by a decrease in core organic sales of 22.3%, primarily in lumber and lumber sheet goods, with commodity price deflation accounting for another 16.2%, offset by sales growth from acquisitions of 3.9%. Our gross margin percentage in the second quarter of 2023 increased by 0.4% compared to the second quarter of 2022, driven by an improved product mix toward our value-add products primarily attributable to our recent strategic investments in multi-family value-add operations as well as relative sales strength of all value-add operations against decreased housing starts. Our selling, general and administrative expenses, as a percentage of net sales, were 22.5% in the second quarter of 2023, a 7.4% increase from 15.1% in the second quarter of 2022, largely due to decreased cost leverage on lower sales.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, rising interest rates and inflation have dampened, and may continue to dampen, near term demand as homes become less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of favorable long-term industry trends and to strategically increase our market share, both organically and through acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.8%	65.2%	64.7%	66.3%
Gross margin	35.2%	34.8%	35.3%	33.7%
Selling, general and administrative expenses	22.5%	15.1%	22.8%	16.0%
Income from operations	12.7%	19.7%	12.5%	17.7%
Interest expense, net	1.2%	1.0%	1.1%	0.9%
Income tax expense	2.6%	4.4%	2.5%	3.9%
Net income	8.9%	14.3%	8.9%	12.9%

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Net Sales. Net sales for the three months ended June 30, 2023, were $4.5 billion, a 34.6% decrease over net sales of $6.9 billion for the three months ended June 30, 2022. Core organic sales, primarily in the single-family customer segment, and commodity price deflation decreased net sales by 22.3% and 16.2%, respectively. These decreases were partially offset by increased net sales from acquisitions of 3.9%

The following table shows net sales classified by product category:

	Three Months Ended June 30,
	2023		2022
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,059.0	23.4%	$2,836.2	41.0%	(62.7)%
Manufactured products	1,288.1	28.4%	1,678.6	24.2%	(23.3)%
Windows, doors & millwork	1,105.2	24.4%	1,218.3	17.6%	(9.3)%
Specialty building products & services	1,076.6	23.8%	1,193.2	17.2%	(9.8)%
Net sales	$4,528.9	100.0%	$6,926.3	100.0%	(34.6)%

We experienced decreased net sales in all of our product categories primarily due to a slowing economy, a decline in core organic sales as a result of declining housing starts, and commodity deflation.

Gross Margin. Gross margin decreased $0.8 billion to $1.6 billion due to decreased sales. Our gross margin percentage increased to 35.2% in the second quarter of 2023 from 34.8% in the second quarter of 2022, a 0.4% increase. This increase was driven by improved product mix toward our value-add products primarily attributable to our recent strategic investments in multi-family value-add operations as well as relative sales strength of all value-add operations against decreased housing starts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $28.4 million, or 2.7%, primarily due to decreased variable compensation as a result of decreased sales, partially offset by higher amortization expense and additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses increased to 22.5%, up from 15.1% in the second quarter of 2022. This increase was primarily due to decreased cost leverage on lower net sales during the period.

Interest Expense, Net. Interest expense was $53.0 million in the second quarter of 2023, a decrease of $17.7 million from the second quarter of 2022. The decrease was primarily due to the loss on extinguishment of $27.4 million recognized in the second quarter of 2022, partially offset by higher balances and increased interest rates during the second quarter of 2023 compared to the second quarter of 2022.

Income Tax Expense. We recorded income tax expense of $119.4 million and $307.9 million in the second quarters of 2023 and 2022, respectively. Our effective tax rate was 22.8% in the second quarter of 2023 and 23.8% in the second quarter of 2022. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period, while the decrease in the tax rate was primarily related to a reduction in our blended state tax rate and an increase in our stock-based compensation windfall benefit this quarter.

Six Months ended June 30, 2023 Compared with the Six Months ended June 30, 2022

Net Sales. Net sales for the six months ended June 30, 2023, were $8.4 billion, a 33.3% decrease over net sales of $12.6 billion for the six months ended June 30, 2022. Core organic sales, primarily in the single-family customer segment, and commodity price deflation decreased net sales by 24.2% and 14.2% respectively. These decreases were partially offset by increased net sales from acquisitions and one additional selling day of 4.6% and 0.5%, respectively.

The following table shows net sales classified by product category:

	Six Months Ended June 30,
	2023		2022
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,934.6	23.0%	$5,172.7	41.0%	(62.6)%
Manufactured products	2,400.5	28.5%	3,032.4	24.1%	(20.8)%
Windows, doors & millwork	2,146.3	25.5%	2,244.2	17.8%	(4.4)%
Specialty	1,930.8	23.0%	2,158.1	17.1%	(10.5)%
Net sales	$8,412.2	100.0%	$12,607.4	100.0%	(33.3)%

We experienced decreased net sales in all of our product categories primarily due to a slowing economy, a decline in core organic sales as a result of declining housing starts, and commodity deflation.

Gross Margin. Gross margin decreased $1.3 billion to $3.0 billion, and our gross margin percentage increased to 35.3% for the six months ended June 30, 2023, from 33.7% in the six months ended June 30, 2022, a 1.6% increase. This increase was driven by improved product mix toward our value-add products primarily attributable to our recent strategic investments in multi-family value-add operations as well as relative sales strength of all value-add operations against decreased housing starts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 billion, or 4.6%. This decrease was primarily due to decreased variable compensation as a result of decreased sales, partially offset by higher amortization expense and additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses increased to 22.8% in the six months ended June 30, 2023, from 16.0% in the six months ended June 30, 2022, largely driven by decreased cost leverage on lower net sales during the period.

Interest Expense, Net. Interest expense was $95.1 million in the six months ended June 30, 2023, a decrease of $16.9 million from the six months ended June 30, 2022. Interest expense decreased primarily due to the loss on extinguishment of $27.4 million recognized in the second quarter of 2022, partially offset by higher balances and increased interest rates during the second quarter of 2023 compared to the second quarter of 2022.

Income Tax Expense. We recorded income tax expense of $210.7 million and $490.8 million for the six months ended June 30, 2023, and six months ended June 30, 2022, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 22.2% in the first six months ended June 30, 2023, a decrease from 23.2% in the first six months ended June 30, 2022, primarily related to a reduction in our blended state tax rate and an increase in our stock-based compensation windfall benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at June 30, 2023, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of:

	June 30, 2023	December 31, 2022
	(in millions)
Accounts receivable availability	$1,060.0	$841.1
Inventory availability	1,025.8	1,064.7
Other receivables availability	79.2	48.1
Gross availability	2,165.0	1,953.9
Less:
Agent reserves	(42.3)	(64.7)
Plus:
Cash in qualified accounts	17.7	10.9
Borrowing base	2,140.4	1,900.1
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,800.0
Less:
Outstanding borrowings	(957.0)	(264.0)
Letters of credit	(70.4)	(128.9)
Net excess borrowing availability on revolving facility	$772.6	$1,407.1

As of June 30, 2023, we had $1.0 billion in outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $0.8 billion after being reduced by outstanding letters of credit totaling $70.4 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2023.

Liquidity

Our liquidity at June 30, 2023, was $0.9 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $1.0 billion for the six months ended June 30, 2023, compared to cash provided by operating activities of $1.1 billion for the six months ended June 30, 2022. The decrease in cash provided by operating activities was largely the result of a decrease in net income, offset by an increase in net working capital, in the first six months of 2023.

For the six months ended June 30, 2023, the cash used for investing was relatively flat with $0.1 billion more cash used for net purchases of property and equipment, offset by $0.1 billion less cash used for the current period acquisitions.

Cash used in financing activities was $0.7 billion for the six months ended June 30, 2023, which consisted primarily of $1.4 billion in repurchases of common stock, offset by $0.7 billion net borrowings on the Revolving Facility. Cash used in financing activities was $0.7 billion for the six months ended June 30, 2022, which consisted of $1.3 billion repurchases of common stock and the redemption of our 6.75% senior unsecured notes due 2027 for $0.6 billion, offset by net proceeds from the issuance of $1.0 billion of 2032 notes, plus $0.2 billion in net borrowings under the Revolving Facility.

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

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5% 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $9.6 million in additional interest expense annually based on our $1.0 billion in outstanding borrowings as of June 30, 2023. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2023, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2022 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2022 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the second quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2023 — April 30, 2023	3,890,727	$92.03	3,791,371	$1,000,479,800
May 1, 2023 — May 31, 2023	2,815,351	117.69	2,815,037	672,506,361
June 1, 2023 — June 30, 2023	363,861	118.07	363,861	629,943,373
Total	7,069,939	$103.59	6,970,269	$629,943,373

(1)
During 2022, the Company’s board of directors authorized the repurchases of an aggregate of $3.0 billion of its shares of common stock. In April 2023, the board of directors approved an additional share repurchase authorization in the amount of $1.0 billion of the Company’s shares of common stock.

In the second quarter of 2023, 7.0 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors. The remaining 99,670 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchase, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Item 5. Other Information

Adoption of Rule 10b5-1 Plan

Michael Hiller, President, Central Division, entered into a pre-arranged stock trading plan on May 12, 2023. Mr. Hiller’s plan provides for the sale of up to 7,362 shares of Company common stock between August 14, 2023, and March 29, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in Company securities.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 2, 2023 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheet as of June 30, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL.

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

August 2, 2023

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 2, 2023

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 2, 2023