Form 10-Q
period 2023-09-30
Builders FirstSource, Inc.
filed 2023-11-01
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 27, 2023, was 123,346,775.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Net sales	$4,534,264	$5,761,463	$12,946,468	$18,368,853
Cost of sales	2,953,162	3,746,731	8,399,020	12,109,601
Gross margin	1,581,102	2,014,732	4,547,448	6,259,252
Selling, general and administrative expenses	939,474	1,000,204	2,861,565	3,015,051
Income from operations	641,628	1,014,528	1,685,883	3,244,201
Interest expense, net	50,193	44,111	145,317	156,140
Income before income taxes	591,435	970,417	1,540,566	3,088,061
Income tax expense	139,978	232,410	350,704	723,205
Net income	$451,457	$738,007	$1,189,862	$2,364,856

Net income per share:
Basic	$3.62	$4.75	$9.19	$14.12
Diluted	$3.59	$4.72	$9.10	$13.98
Weighted average common shares:
Basic	124,577	155,309	129,521	167,522
Diluted	125,792	156,493	130,734	169,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$88,096	$80,445
Accounts receivable, less allowances of $47,147 and $67,980, respectively	1,618,107	1,448,139
Other receivables	247,431	234,966
Inventories, net	1,331,512	1,426,196
Contract assets	187,987	183,700
Other current assets	100,974	124,201
Total current assets	3,574,107	3,497,647
Property, plant and equipment, net	1,763,153	1,567,631
Operating lease right-of-use assets, net	489,462	485,704
Goodwill	3,521,134	3,456,854
Intangible assets, net	1,348,779	1,550,944
Other assets, net	40,122	36,380
Total assets	$10,736,757	$10,595,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,032,093	$803,479
Accrued liabilities	711,905	739,009
Contract liabilities	180,576	193,178
Current portion of operating lease liabilities	98,211	100,758
Current maturities of long-term debt	3,897	6,355
Total current liabilities	2,026,682	1,842,779
Noncurrent portion of operating lease liabilities	416,864	404,463
Long-term debt, net of current maturities, discounts and issuance costs	3,395,349	2,977,842
Deferred income taxes	196,972	269,660
Other long-term liabilities	120,205	137,850
Total liabilities	6,156,072	5,632,594
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 123,400 and 138,864 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	1,234	1,389
Additional paid-in capital	4,261,107	4,257,667
Retained earnings	318,344	703,510
Total stockholders' equity	4,580,685	4,962,566
Total liabilities and stockholders' equity	$10,736,757	$10,595,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net income	$1,189,862	$2,364,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	416,126	355,472
Deferred income taxes	(72,688)	(57,183)
Stock-based compensation expense	35,549	26,652
Other non-cash adjustments	(4,284)	29,213
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(178,955)	(91,485)
Inventories	115,575	(61,926)
Contract assets	(4,287)	(32,596)
Other current assets	23,297	(2,982)
Other assets and liabilities	(16,392)	5,307
Accounts payable	230,576	(31,260)
Accrued liabilities	(24,343)	99,778
Contract liabilities	(14,863)	24,020
Net cash provided by operating activities	1,695,173	2,627,866
Cash flows from investing activities:
Cash used for acquisitions	(142,906)	(619,551)
Purchases of property, plant and equipment	(376,596)	(205,241)
Proceeds from sale of property, plant and equipment	43,406	7,461
Net cash used in investing activities	(476,096)	(817,331)
Cash flows from financing activities:
Borrowings under revolving credit facility	4,025,000	5,267,000
Repayments under revolving credit facility	(3,607,000)	(5,405,000)
Proceeds from long-term debt and other loans	—	1,001,500
Repayments of long-term debt and other loans	(3,190)	(615,082)
Payments of debt extinguishment costs	—	(20,672)
Payments of loan costs	(1,897)	(16,797)
Exercise of stock options	606	440
Repurchase of common stock	(1,624,945)	(1,979,545)
Net cash used in financing activities	(1,211,426)	(1,768,156)
Net change in cash and cash equivalents	7,651	42,379
Cash and cash equivalents at beginning of period	80,445	42,603
Cash and cash equivalents at end of period	$88,096	$84,982

Supplemental disclosures of cash flow information:
Cash paid for interest	$150,404	$138,034
Cash paid for income taxes	443,386	790,994
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$13,750	$9,985
Accrued purchases of property, plant and equipment	7,455	12,711
Right-of-use assets obtained in exchange for operating lease obligations	71,282	89,400
Amounts accrued related to repurchases of common stock	27,400	41,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481
Vesting of restricted stock units	1,018	11	(11)	—	—
Stock-based compensation expense	—	—	8,840	—	8,840
Repurchase of common stock (1)	(3,593)	(36)	—	(285,915)	(285,951)
Exercise of stock options	42	—	421	—	421
Shares withheld for restricted stock units vested	(401)	(4)	(29,380)	—	(29,384)
Net income	—	—	—	639,640	639,640
Balance at March 31, 2022	176,886	1,769	4,240,540	893,738	5,136,047
Vesting of restricted stock units	300	3	(3)	—	—
Stock-based compensation expense	—	—	9,316	—	9,316
Repurchase of common stock (1)	(16,871)	(169)	—	(990,570)	(990,739)
Exercise of stock options	1	—	13	—	13
Shares withheld for restricted stock units vested	(90)	(1)	(5,492)	—	(5,493)
Net income	—	—	—	987,209	987,209
Balance at June 30, 2022	160,226	1,602	4,244,374	890,377	5,136,353
Vesting of restricted stock units	6	—	—	—	—
Stock-based compensation expense	—	—	8,496	—	8,496
Repurchase of common stock (1)	(11,238)	(112)	—	(658,122)	(658,234)
Exercise of stock options	1	—	6	—	6
Shares withheld for restricted stock units vested	(1)	—	(25)	—	(25)
Net income	—	—	—	738,007	738,007
Balance at September 30, 2022	148,994	$1,490	$4,252,851	$970,262	$5,224,603

Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566
Vesting of restricted stock units	687	7	(7)	—	—
Stock-based compensation expense	—	—	11,026	—	11,026
Repurchase of common stock (1)	(7,546)	(75)	—	(627,533)	(627,608)
Exercise of stock options	38	—	315	—	315
Shares withheld for restricted stock units vested	(276)	(3)	(22,850)	—	(22,853)
Net income	—	—	—	333,786	333,786
Balance at March 31, 2023	131,767	1,318	4,246,151	409,763	4,657,232
Vesting of restricted stock units	319	3	(3)	—	—
Stock-based compensation expense	—	—	12,395	—	12,395
Repurchase of common stock (1)	(6,970)	(70)	—	(722,625)	(722,695)
Exercise of stock options	16	—	157	—	157
Shares withheld for restricted stock units vested	(100)	(1)	(9,647)	—	(9,648)
Net income	—	—	—	404,619	404,619
Balance at June 30, 2023	125,032	1,250	4,249,053	91,757	4,342,060
Vesting of restricted stock units	6	—	—	—	—
Stock-based compensation expense	—	—	12,128	—	12,128
Repurchase of common stock (1)	(1,651)	(16)	—	(224,870)	(224,886)
Exercise of stock options	14	—	134	—	134
Shares withheld for restricted stock units vested	(1)	—	(208)	—	(208)
Net income	—	—	—	451,457	451,457
Balance at September 30, 2023	123,400	$1,234	$4,261,107	$318,344	$4,580,685

1.
Pursuant to repurchase programs authorized by our board of directors, we repurchased and retired 1.7 million shares, 7.0 million shares, and 7.5 million shares of our common stock for $224.9 million, $722.7 million, and $627.6 million, inclusive of taxes and fees, at an average price of $136.22 per share, $103.68 per share, and $83.17 per share, during the three months ended September 30, 2023, June 30, 2023, and March 31, 2023, respectively. We repurchased and retired 11.2 million shares, 16.9 million shares, and 3.6 million shares of our common stock for $658.2 million, $990.7 million, and $286.0 million, inclusive of fees, at an average price of $58.57 per share, $58.72 per share, and $79.58 per share during the three months ended September 30, 2022, June 30, 2022, and March 31, 2022, respectively.

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

2. Business Combinations

During the first nine months of the year, we acquired certain assets and the operations of Noltex Holdings, Inc. and its affiliates (“Noltex”), Builder’s Millwork Supply (“BMS”), JB Millworks (“JBM”), Church’s Lumber (“Church’s”) and Frank’s Cash and Carry (“FCC”) for a combined total of $156.7 million. Noltex manufactures trusses and provides building components to single- and multi-family customers, serving Texas markets in the Dallas-Fort Worth, San Antonio, Houston, Lubbock, and Midland areas. BMS and JBM manufacture and supply millwork and trim in the Anchorage, Alaska and Chattanooga, Tennessee areas, respectively. Church’s and FCC provide lumber and other building supplies in the broader Detroit, Michigan area and the Florida Panhandle, respectively.

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

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for the acquisitions described above:

Total
(in thousands)
Accounts receivable	$9,235
Inventories	24,154
Other current assets	70
Property, plant and equipment	11,744
Operating lease right-of-use assets	11,868
Finance lease right-of-use assets	528
Goodwill	64,280
Intangible assets	50,735
Other assets	126
Total assets	$172,740

Accounts payable	$727
Accrued liabilities	701
Contract liabilities	2,260
Operating lease liabilities	11,868
Finance lease liabilities	528
Total liabilities	$16,084

Total purchase consideration	156,656
Less: accrued contingent consideration and purchase price adjustments	(13,750)
Total cash consideration	$142,906

3. Revenue

The following table disaggregates our sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Lumber & lumber sheet goods	$1,150,540	$1,817,249	$3,081,264	$6,989,691
Manufactured products	1,197,925	1,500,957	3,592,335	4,532,987
Windows, doors & millwork	1,102,087	1,292,822	3,242,710	3,537,000
Specialty building products & services	1,083,712	1,150,435	3,030,159	3,309,175
Net sales	$4,534,264	$5,761,463	$12,946,468	$18,368,853

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

Through September 30, 2023, and 2022, we recognized as revenue substantially all of the contract liabilities balances at December 31, 2022, and 2021, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income	$451,457	$738,007	$1,189,862	$2,364,856

Denominator:
Weighted average shares outstanding, basic	124,577	155,309	129,521	167,522
Dilutive effect of options and RSUs	1,215	1,184	1,213	1,589
Weighted average shares outstanding, diluted	125,792	156,493	130,734	169,111

Net income per share:
Basic	$3.62	$4.75	$9.19	$14.12
Diluted	$3.59	$4.72	$9.10	$13.98

Antidilutive and contingent RSUs excluded from diluted EPS	5	8	3	129

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2022 (1)	$3,456,854
Acquisitions	64,280
Balance as of September 30, 2023 (1)	$3,521,134

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2023, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of September 30, 2023, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the current year acquisitions is expected to be deductible for tax purposes and will be amortizable ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,073,523	$(835,594)	$2,029,955	$(606,532)
Trade names	64,500	(34,215)	201,861	(164,797)
Subcontractor relationships	—	—	5,440	(5,440)
Non-compete agreements	13,050	(5,621)	14,919	(5,685)
Developed technology	95,600	(22,464)	95,600	(14,377)
Total intangible assets	$2,246,673	$(897,894)	$2,347,775	$(796,831)

In connection with the current year acquisitions, we recorded customer relationships intangible assets of $50.7 million. The weighted average useful life of the current year acquired intangible assets is 7.8 years. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and nine months ended September 30, 2023, we recorded amortization expense in relation to the above-listed intangible assets of $83.5 million and $252.9 million, respectively. During the three and nine months ended September 30, 2022, we recorded amortization expense in relation to the above-listed intangible assets of $76.7 million and $212.5 million, respectively. During 2023, we derecognized certain customer relationships, trade names, non-compete agreements, and subcontractor relationships assets as they were fully amortized, resulting in a decrease in the gross carrying amount of the intangible assets and the related accumulated amortization.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2023 (from October 1, 2023)	$81,680
2024	276,740
2025	201,748
2026	174,530
2027	148,947
Thereafter	465,134
Total future net intangible amortization expense	$1,348,779

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued payroll and other employee related expenses	$372,798	$400,711
Self-insurance reserves	87,699	79,252
Accrued business taxes	86,985	77,438
Accrued contingent consideration & purchase price adjustments	46,028	5,699
Accrued rebates payable	28,170	51,714
Amounts accrued for repurchases of common stock	27,400	44,447
Accrued interest	24,965	34,327
Other	37,860	45,421
Total accrued liabilities	$711,905	$739,009

8. Long-Term Debt

Long-term debt consisted of the following as of:

	September 30, 2023	December 31, 2022
	(in thousands)
Revolving credit facility (1)	$682,000	$264,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2032 notes	700,000	700,000
2030 notes	550,000	550,000
Other finance obligations	193,465	197,281
Finance lease obligations	2,807	4,105
	3,428,272	3,015,386
Unamortized debt discount/premium and debt issuance costs	(29,026)	(31,189)
	3,399,246	2,984,197
Less: current maturities of long-term debt	3,897	6,355
Long-term debt, net of current maturities, discounts and issuance costs	$3,395,349	$2,977,842

(1)
The weighted average interest rate was 6.9% and 3.7% as of September 30, 2023, and December 31, 2022, respectively.

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

The Revolving Facility and outstanding senior unsecured notes are discussed in more detail in our 2022 Form 10-K and in our quarterly report on Form 10-Q for the three months ended March 31, 2023.

Fair Value

As of September 30, 2023, and December 31, 2022, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 5% senior unsecured notes due 2030 (the “2030 notes”), 4.25% senior unsecured notes due 2032 (the “4.25% 2032 notes”), 6.375% senior unsecured notes due 2032 (the “6.375% 2032 notes” and together with the 4.25% 2032 notes, the “2032 notes”), and Revolving Facility at amortized cost. The fair values of the 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes at September 30, 2023, were approximately $491.8 million, $1.1 billion, and $661.9 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying value of the Revolving Facility at September 30, 2023, approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolving Facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2023.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2023, our board of directors granted 479,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and four years. The weighted average grant date fair value for these RSUs was $85.30 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2023, our board of directors granted 161,000 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $83.75 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.6	2.9	2.5	2.9
Stock-based compensation windfall benefit	(0.1)	—	(1.0)	(0.5)
Permanent differences and other	0.2	—	0.3	—
	23.7%	23.9%	22.8%	23.4%

We base our estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, we also base our estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect our actual tax results, and future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, as well as the residential homebuilding industry’s cyclicality and sensitivity to changes in economic conditions, it is possible that actual results could differ from the estimates used in previous analyses. These differences could have a material impact on our consolidated results of operations or financial position.

11. Commitments and Contingencies

As of September 30, 2023, we had outstanding letters of credit totaling $70.3 million under our Revolving Facility that principally support our self-insurance programs.

The Company has a number of known and threatened construction defect legal claims. While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the complex nature of the claims. Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could materially affect the Company's financial position, results of operations or cash flows.

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in amounts in excess of our self-insured retention that we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect of such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not materially affect our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

12. Related Party Transactions

A member of the Company’s board of directors was an executive officer of one of our customers, Ashton Woods USA, L.L.C., during 2022. Accounts receivable due from and net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total accounts receivable and our total net sales, respectively, for the three and nine months ended September 30, 2022.

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

We offer an integrated solution to our customers, providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels and stairs, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional-grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines, along with a full complement of specialty building products. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans our product categories.

RECENT DEVELOPMENTS

Business Combinations

During the period, we completed the acquisitions of Noltex, BMS, JBM, Church’s and FCC for an aggregate purchase price of $156.7 million. These acquisitions further expand our market footprint and provide additional operations in our value-add product categories and our multi-family customer segment. These transactions are described in further detail in Note 2 to these condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

During 2022, the Company’s board of directors approved share repurchase authorizations in the aggregate amount of $3.0 billion of its shares of common stock. In April 2023, the board of directors approved an additional share repurchase authorization in the amount of $1.0 billion. During the nine months ended September 30, 2023, the Company repurchased 16.2 million shares at a weighted average price of $97.43 per share, for a total cost of approximately $1.6 billion, inclusive of fees and taxes. At September 30, 2023, the Company had $0.4 billion in authorized share repurchases remaining.

Debt Transactions

In the first and second quarter of 2023, the Company amended the Revolving Facility to extend the maturity to January 17, 2028, and to include additional pricing tiers for the applicable margin.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the third quarter of 2023, a decrease of 6.2% compared to the third quarter of 2022. Actual U.S. single-family starts for the third quarter of 2023 were 0.3 million, an increase of 6.8% compared to the third quarter of 2022. A composite of third-party sources, including the National Association of Home Builders, are forecasting 1.4 million U.S. total housing starts and 0.9 million U.S single-family housing starts for 2023, which are projected decreases of 9.9% and 8.0%, respectively, from 2022. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to decrease approximately 5.0% in 2023 compared to 2022.

Our net sales for the third quarter of 2023 decreased 21.3% from the same period last year. The decrease was driven by a decrease in core organic sales of 13.5%, primarily in the single-family customer segment, with commodity price deflation accounting for 9.1%, and fewer selling days contributing another 1.6%, partially offset by sales growth from acquisitions of 2.9%. Our gross margin percentage of 34.9% in the third quarter of 2023 was comparable to the third quarter of 2022 of 35.0%. Our selling, general and administrative expenses, as a percentage of net sales, were 20.7% in the third quarter of 2023, a 3.3% increase from 17.4% in the third quarter of 2022, largely due to decreased cost leverage on lower sales.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. While historically low existing homes for sale has provided some current resiliency for new home sales, rising interest rates and inflation have tempered near term demand as homes become less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of favorable long-term industry trends and to strategically increase our market share, both organically and through acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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
The volatility of lumber prices;
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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.1%	65.0%	64.9%	65.9%
Gross margin	34.9%	35.0%	35.1%	34.1%
Selling, general and administrative expenses	20.7%	17.4%	22.1%	16.4%
Income from operations	14.2%	17.6%	13.0%	17.7%
Interest expense, net	1.1%	0.8%	1.1%	0.9%
Income tax expense	3.1%	4.0%	2.7%	3.9%
Net income	10.0%	12.8%	9.2%	12.9%

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Net Sales. Net sales for the three months ended September 30, 2023, were $4.5 billion, a 21.3% decrease over net sales of $5.8 billion for the three months ended September 30, 2022. Core organic sales, primarily in the single-family customer segment, commodity price deflation, and fewer selling days decreased net sales by 13.5%, 9.1%, and 1.6%, respectively. These decreases were partially offset by increased net sales from acquisitions of 2.9%.

The following table shows net sales classified by product category:

	Three Months Ended September 30,
	2023		2022
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,150.5	25.4%	$1,817.2	31.5%	(36.7)%
Manufactured products	1,197.9	26.4%	1,501.0	26.1%	(20.2)%
Windows, doors & millwork	1,102.1	24.3%	1,292.8	22.4%	(14.8)%
Specialty building products & services	1,083.8	23.9%	1,150.5	20.0%	(5.8)%
Net sales	$4,534.3	100.0%	$5,761.5	100.0%	(21.3)%

We experienced decreased net sales in all of our product categories primarily due to a slow-down in single-family housing starts earlier in the year, resulting in a decline in core organic sales in the third quarter, and commodity deflation.

Gross Margin. Gross margin decreased $0.4 billion to $1.6 billion due to decreased sales. Our gross margin percentage was relatively flat from 35.0% in the third quarter of 2022, to 34.9% in the third quarter of 2023.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $60.7 million, or 6.1%, primarily due to decreased variable compensation as a result of decreased sales, partially offset by higher amortization expense and additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses increased to 20.7%, up from 17.4% in the third quarter of 2022. This increase was primarily due to decreased cost leverage on lower net sales during the period.

Interest Expense, Net. Interest expense was $50.2 million in the third quarter of 2023, an increase of $6.1 million from the third quarter of 2022. The increase was primarily due to higher debt balances and increased interest rates during the third quarter of 2023 compared to the third quarter of 2022.

Income Tax Expense. We recorded income tax expense of $140.0 million and $232.4 million in the third quarters of 2023 and 2022, respectively. Our effective tax rate was 23.7% in the third quarter of 2023 and 23.9% in the third quarter of 2022. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period.

Nine Months ended September 30, 2023 Compared with the Nine Months ended September 30, 2022

Net Sales. Net sales for the nine months ended September 30, 2023, were $12.9 billion, a 29.5% decrease over net sales of $18.4 billion for the nine months ended September 30, 2022. Core organic sales, primarily in the single-family customer segment, and commodity price deflation decreased net sales by 21.0% and 12.6% respectively. These decreases were partially offset by increased net sales from acquisitions of 4.1%.

The following table shows net sales classified by product category:

	Nine Months Ended September 30,
	2023		2022
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$3,081.3	23.8%	$6,989.7	38.0%	(55.9)%
Manufactured products	3,592.3	27.7%	4,533.0	24.7%	(20.8)%
Windows, doors & millwork	3,242.7	25.0%	3,537.0	19.3%	(8.3)%
Specialty	3,030.2	23.5%	3,309.2	18.0%	(8.4)%
Net sales	$12,946.5	100.0%	$18,368.9	100.0%	(29.5)%

We experienced decreased net sales in all of our product categories primarily due to a slowing economy, a decline in core organic sales as a result of declining housing starts, and commodity deflation.

Gross Margin. Gross margin decreased $1.7 billion to $4.5 billion, and our gross margin percentage increased to 35.1% for the nine months ended September 30, 2023, from 34.1% in the nine months ended September 30, 2022, a 1.0% increase. This increase was driven by improved product mix toward our value-add products primarily due to recent strategic investments in value-add operations, including the current year benefit of commodity purchase timing in our multi-family segment and core organic margin normalization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.2 billion, or 5.1%. This decrease was primarily due to decreased variable compensation as a result of decreased sales, partially offset by higher amortization expense and additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses increased to 22.1% in the nine months ended September 30, 2023, from 16.4% in the nine months ended September 30, 2022, largely driven by decreased cost leverage on lower net sales during the period.

Interest Expense, Net. Interest expense was $145.3 million in the nine months ended September 30, 2023, a decrease of $10.8 million from the nine months ended September 30, 2022. Interest expense decreased primarily due to the loss on extinguishment of $27.4 million recognized during the first nine months of 2022, partially offset by higher balances and increased interest rates during the first nine months of 2023 compared to the first nine months of 2022.

Income Tax Expense. We recorded income tax expense of $350.7 million and $723.2 million for the nine months ended September 30, 2023, and 2022, respectively. The decrease in tax expense was driven by a decrease in income before income taxes in the current period. Our effective tax rate was 22.8% in the first nine months ended September 30, 2023, a decrease from 23.4% in the first nine months ended September 30, 2022, primarily related to a reduction in our blended state tax rate and an increase in our stock-based compensation windfall benefit, partially offset by permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at September 30, 2023, consist of cash on hand and borrowing availability under our Revolving Facility.

Our Revolving Facility is primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the Revolving Facility to facilitate debt repayment and consolidation and to fund share repurchases. Availability under the Revolving Facility is determined by a borrowing base. Our borrowing base consists of trade accounts receivable, inventory, other receivables, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of:

	September 30, 2023	December 31, 2022
	(in millions)
Accounts receivable availability	$996.4	$841.1
Inventory availability	997.1	1,064.7
Other receivables availability	83.0	48.1
Gross availability	2,076.5	1,953.9
Less:
Agent reserves	(51.7)	(64.7)
Plus:
Cash in qualified accounts	5.8	10.9
Borrowing base	2,030.6	1,900.1
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,800.0
Less:
Outstanding borrowings	(682.0)	(264.0)
Letters of credit	(70.3)	(128.9)
Net excess borrowing availability on revolving facility	$1,047.7	$1,407.1

As of September 30, 2023, we had $0.7 billion in outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.0 billion after being reduced by outstanding letters of credit totaling $70.3 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2023.

Liquidity

Our liquidity at September 30, 2023, was $1.1 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $1.7 billion for the nine months ended September 30, 2023, compared to cash provided by operating activities of $2.6 billion for the nine months ended September 30, 2022. The decrease in cash provided by operating activities was largely the result of a decrease in net income in the first nine months of 2023.

For the nine months ended September 30, 2023, the cash used for investing decreased $0.3 billion with $0.5 billion less cash used for acquisitions in the current year, offset by $0.2 billion more cash used for net purchases of property and equipment.

Cash used in financing activities was $1.2 billion for the nine months ended September 30, 2023, which consisted primarily of $1.6 billion in repurchases of common stock, offset by $0.4 billion net borrowings on the Revolving Facility. Cash used in financing activities was $1.8 billion for the nine months ended September 30, 2022, which consisted of $2.0 billion repurchases of common stock, the redemption of our 6.75% senior unsecured notes due 2027 for $0.6 billion and $0.1 billion in net payment under the Revolving Facility, offset by net proceeds from the issuance of $1.0 billion of 2032 notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 2030 notes and 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $6.8 million in additional interest expense annually based on our $0.7 billion in outstanding borrowings as of September 30, 2023. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2023, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the third quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2023 — July 31, 2023	899	$146.42	-	$629,943,373
August 1, 2023 — August 31, 2023	699,775	140.94	699,200	532,371,256
September 1, 2023 — September 30, 2023	951,700	132.75	951,700	407,296,197
Total	1,652,374	$136.22	1,650,900	$407,296,197

(1)
During 2022, the Company’s board of directors approved share repurchase authorizations in the aggregate of $3.0 billion of its shares of common stock. In April 2023, the board of directors approved an additional share repurchase authorization in the amount of $1.0 billion.

In the third quarter of 2023, 1.7 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors. The remaining 1,474 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 1, 2023 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheet as of September 30, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL.

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

November 1, 2023

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 1, 2023

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 1, 2023