Form 10-K
period 2023-12-31
Builders FirstSource, Inc.
filed 2024-02-22
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, was approximately $16.7 billion based on the closing price per share on that date of $136.00 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 15, 2024, was 121,940,068.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on June 4, 2024, are incorporated by reference into Part II and Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1. Business

CAUTIONARY STATEMENT

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including risks or uncertainties related to the Company’s acquisitions, the Company’s growth strategies, including gaining market share and its digital strategies, or the Company’s revenues and operating results being highly dependent on, among other things, the homebuilding industry, lumber prices and macroeconomic trends, including interest rates and potential labor and supply shortages. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results are included as Item 1A of this annual report on Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission (“SEC”). Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 570 locations in 43 states across the United States (“U.S.”), which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

We offer an integrated solution to our customers by providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble specifically for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines along with other specialty building products. Our full range of construction-related services include professional installation, turn-key framing and shell construction, spanning all of our product categories. Further, through our Paradigm subsidiary, we offer software solutions and services for the building products industry.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BLDR”.

OUR INDUSTRY

We operate in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Customers in the Pro Segment primarily include production and custom homebuilders, remodeling contractors, and multifamily builders. The industry remains highly fragmented with competition from large national dealers, specialty dealers, large building supply retailers, regional and local material distributors and smaller privately owned suppliers, truss manufacturers and lumberyards. As such, the industry presents significant opportunities for growth and attractive acquisition opportunities.

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

According to the U.S. Census Bureau, the single-family residential construction market was an estimated $392.1 billion in 2023, which was 13.5% lower than 2022. Further, according to the Home Improvement Research Institute (“HIRI”) in its September 2023 semi-annual forecast, the professional repair and remodel end market was an estimated $167.8 billion in 2023, which was 5.0% lower than 2022.

OUR CUSTOMERS

We serve a broad customer base across the U.S. We have a diverse geographic footprint, as we have operations in 48 of the top 50 and 89 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”), as ranked by single family housing permits based on available 2023 U.S. Census data. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multifamily builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2023, our top 10 customers accounted for 14.7% of net sales, with our largest customer accounting for 4.5% of net sales. Our top 10 customers are comprised primarily of the largest national production homebuilders, including publicly traded companies such as D.R. Horton, Inc., Dream Finders Homes, Inc., Lennar Corporation, Pulte Homes, Inc., Taylor Morrison Home Corporation, and Toll Brothers Inc.

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

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, wall panels, and engineered wood that we design, cut, and assemble for each home. Manufactured products also include our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber into customized framing packages, saving builders both time and money and improving job-site safety. Our manufactured products allow builders to build higher quality homes more efficiently. Roof trusses, floor trusses, and wall panels are built in a factory-controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without manufactured products, builders construct these items on-site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors and open-web floor trusses are also stronger and straighter than conventionally framed floors. While not as sensitive to commodity price fluctuations as lumber and lumber sheet goods, the products in this category are constructed using lumber and lumber sheet goods, and thus are somewhat sensitive to commodity price fluctuations.

Windows, Doors and Millwork. Windows and doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture a portion of the vinyl windows that we distribute in our plant in Houston, Texas which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on-site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance, such as periodic caulking and painting.

Specialty Building Products and Services. Specialty building products and services consist of various products, including vinyl, composite and wood siding, exterior trim, metal studs, cement, roofing, insulation, wallboard, ceilings, cabinets and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We provide professional installation and turn-key services as a solution for our homebuilder customers. Through our installation services program, we help homebuilders realize efficiencies through improved scheduling, resulting in reduced cycle time and better cost controls. By utilizing an energy efficiency software program, we also assist homebuilders in designing energy efficient homes in order to meet increasingly stringent energy rating requirements. Upgrading to our premium windows, doors, and insulating products can reduce overall cost to the homebuilder by minimizing costs of the required heating/cooling system. We work closely with the homebuilder to select the appropriate mix of our products to meet current and forthcoming energy codes. We believe these services require scale, capital and sophistication that smaller competitors do not possess. We also offer software products through our Paradigm subsidiary, including drafting, estimating, quoting, and virtual home design services, which provide software solutions to retailers, distributors, manufacturers and homebuilders that help them boost sales, reduce costs, and become more competitive. We believe that the homebuilding and remodeling industries are increasingly adopting digital solutions and that we are well-positioned to take advantage of these trends because of our scale and continuous investments in digital technologies through our Paradigm business.

We compete in a highly competitive and fragmented marketplace. We believe our integrated approach and scale allow us to compete effectively through our comprehensive product lines, prefabricated components and value-added services, combined with the knowledge of our integrated sales forces to enable our homebuilder customers to complete construction more quickly, with higher quality and at a lower cost. While we expect these benefits to be particularly valuable to our customers in market environments characterized by labor shortages and sourcing challenges, we expect such benefits will also be increasingly valued and demanded by our customers operating under normal market conditions.

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

OUR STRATEGY

By pursuing the Company’s clear strategic pillars as outlined below, we intend to build on our advantaged market position to create value for our shareholders by increasing profits and net cash flow generation, while making us a more valuable partner to our customers. The resulting cash flow should provide meaningful opportunities for increased investment in organic and acquisitive growth that preserve our balance sheet strength, grow our return on invested capital and return capital to our shareholders.

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

Leverage our competitive strengths to capitalize on housing market share. We intend to leverage our core business strengths including local market presence, national footprint, unmatched scale in manufacturing capability, breadth of product portfolio, and end market exposure to expand our sales and profit margins. Our customers continue to emphasize the importance of local access, competitive pricing, a broad product portfolio, sales force knowledge, labor-saving manufactured products, on-site services and overall “ease of use” with their building products suppliers. Our comprehensive product offering, experienced sales force, strong strategic vendor relationships, location coverage in important markets, and tenured senior management team position us well to capitalize on demand in the new home construction market and the repair and remodel segment. Our large delivery fleet, professional drivers, well-positioned locations, and comprehensive inventory management enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Our comprehensive network of products, services and facilities provides a strategically advantaged service model which enhances our value to our customers and provides a strong platform to drive growth. We have also expanded our operational footprint in the multifamily and light commercial markets to position us for further growth in these end markets.

Invest in Innovation and Drive Operational Excellence

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

Continue to Build our High-Performing Culture

Strong emphasis on putting our people first. Our team members are a critical resource, and every single one makes a difference. Enhancing talent acquisition, employee development and retention will ensure we continue to attract and retain this valuable component of our business. Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers are a fundamental component in our success. We care about our team members and strive to have a strong environmental, health and safety program that drives world-class safety results and ensures our team members leave their workplace safely, every day. We have developed programs to help progress our people’s careers, such as our all-encompassing learning platform, 1-Team University, and we strive to maintain a performance-based culture.

Environmental, social and governance strategy. We are also committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Consistent with our core values, our goal is to be recognized by our customers as the preferred supplier, by our employees as a safe, diverse and inclusive workforce, by the industry as being at the forefront of innovation, by our stakeholders as an ethical company and by the communities in which we serve as a good corporate citizen. We recognize that the environmental sustainability of our products is important to both us as a company and to our customers. We prioritize purchasing and supplying sustainable wood products led by the Sustainable Forestry Initiative. Helping homebuilders become more productive, more efficient and safer is fundamental to what we do, and we are passionate about building this future together.

Disciplined Capital Allocation

Pursue strategic acquisitions. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy is focused on pursuing potential acquisitions that present opportunities to add manufacturing capabilities in a relatively short period of time, or that provide opportunities to advance our position in desirable geographies and enhance our market strength in key products. We believe that our proven operating model can be successfully adapted to these markets and where homebuilders, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to maximize profitability and leverage existing customer relationships in the local market. Our management has shown the capability to effectively and efficiently integrate newly-acquired businesses, increase productivity, and drive value. We have successfully integrated over 60 acquisitions since 1998, including the company-transforming BMC and ProBuild transactions.

Consistent capital allocation priorities. In addition to our acquisition strategy, we continue to focus on disciplined capital allocation to drive value creation. We actively monitor our working capital to align our needs with market demand signals and the size of our top-line. Additionally, our focus remains on maintaining a strong balance sheet, with a low net leverage ratio, providing multiple paths for capital deployment, including returning excess capital to shareholders through opportunistic share repurchases at an attractive long-term cost basis.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas, such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation, and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2023, we employed approximately 2,500 sales representatives, who are generally paid a commission based on gross margin dollars collected and worked with approximately 2,700 sales coordinators and product specialists.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB and plywood, engineered wood, windows, doors, millwork, and siding. Our largest suppliers are national companies such as Boise Cascade Company, Weyerhaeuser Company, West Fraser Timber Co. Ltd., Specialty Building Products, James Hardie Industries plc, and Louisiana-Pacific Corp. We believe marketplace supply allows us to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized procurement platform for commodity wood products and corporate oversight of purchasing programs, we believe we are able to maximize the advantages of both our and our suppliers’ broad geographic footprints and negotiate purchases across multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply. Additionally, for certain customers, we institute purchasing programs on commodity wood products, such as OSB and lumber to align portions of our procurement costs with our customer pricing commitments. We balance our OSB and lumber purchases with a mix of contract and spot market purchases to ensure consistent supply of product necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from thousands of suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. While our largest single supplier only represented 8.3% of our total materials purchases for the year ended December 31, 2023, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings which would further enhance our margins and cash flow.

COMPETITION

We have and will continue to experience robust competition for homebuilder business due to the highly fragmented nature of the Pro Segment and the relatively low costs of entry into the market. We face competition from other large national dealers that focus on the Pro Segment, including U.S. LBM, 84 Lumber and Carter Lumber; specialty dealers, such as roofing building supply companies; regional and local building supplies dealers; single and multi-site lumber yards; framing contractors; component manufacturers, including Universal Forest Products and Stark Truss; and millwork operators, such as American Cedar and Millwork, and Western Pacific. We believe that we have competitive advantages over our competitors due to our long-standing customer relationships, local market knowledge, competitive pricing, superior service, broad product offering and large-scale procurement capabilities. We cultivate long-term relationships with professional builders and work to retain our customers by delivering a full range of high-quality products on time, and offering trade credit, competitive pricing and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. We believe that our local market knowledge, strong customer relationships, superior service, and operational efficiencies allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors.

HUMAN CAPITAL

At December 31, 2023, we had approximately 29,000 employees. Less than 1% of employees are covered by collective bargaining agreements, and we believe we have generally good relations with these labor unions. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

Our people are the key to our success, and our continued focus on delivering exceptional customer service and innovative solutions. In managing our human capital, our goal is to ensure team member safety, growth and development in an inclusive and team-based environment. By participating in regular surveys and focus groups, we place a strong emphasis on enhancing and increasing the retention and engagement level of our team members. Key areas of the Company’s human capital focus include the following:

Workplace Health and Safety

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

During 2023, our experience and continuing focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our team members and workplace visitors safe.

The Company also aspires to reduce its lost time and recordable injuries each year. In 2023, we reduced our Total Recordable Incident Rate for the eighth consecutive year and by 32% over the prior year.

We also broadly provide accessible safety training to our employees in a number of formats to accommodate the learner’s style, pace, location, and access to technology.

Respectful and Inclusive Culture

Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers are a fundamental component in our success, and every single team member makes a difference.

Our Company strives to foster a culture that encourages collaboration, flexibility and fairness to enable all team members to contribute to their full potential. We are committed to enhancing our efforts to promote a respectful and inclusive environment across all aspects of our organization, including hiring, promotion and developmental opportunities. To further these efforts, we conduct both in-person and online training through our online learning management system. We continue to create greater awareness, eliminate unconscious bias and foster more open and honest communication through our Corporate Inclusion Council.

The Company’s employee survey to assess and improve our efforts finds that the majority of employees feel welcome, safe and included, treated fairly with opportunities to reach full potential, supported professionally, emotionally and socially and are comfortable sharing experiences and opinions, and valued as a team member. We’ve identified four key priorities through our surveys: enhance awareness, broaden workforce representation, improve communication, and increase inclusion and engagement. With these priorities in mind, we host quarterly town halls and engage in regular Company-wide communications, offer leadership development opportunities and sales trainings, and continue to establish regional and local employee resource groups.

Learning and Development

In order to attract and retain top talent, we provide several resources in a variety of formats that promote the ongoing learning and development of our team members. We offer leadership development training for new and existing leaders in topics such as: Effective Communication, Conducting Performance Management, Developing Successful and Productive Teams, Conflict Resolution and Management, Providing Exceptional Customer Service, Hiring for Fit and Building a Diverse and Inclusive Team. We have maintained our commitment to learning and development through our online learning management system and limited on-site courses facilitated in a safe setting by our training and development team. Our online course catalog offers approximately 15,000 courses which are available to all team members.

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

We have developed a proprietary program for use in our component plants. This software reviews product designs for errors, schedules the plants and provides the data used to measure plant efficiency. In addition, we have purchased several software products that have been integrated with our primary ERP system. These programs assist in various aspects of our business, such as analyzing blueprints, generating material lists, purchasing lumber products at the lowest cost, delivery management, resource planning and scheduling, and financial planning and analysis.

In 2022, we announced the decision to move the Company to a new ERP system. The program began in 2023, with detailed planning and design efforts. We expect the program to require continued design, build and testing followed by several years of deployment across our broad network of operating sites. As part of this program, we intend to utilize technology-enabled opportunities to enhance our operating model and transform our business creating further value for all our stakeholders.

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

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations section of our website under the links to “Financials.” Our website is www.bldr.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

In addition to our website, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information that we electronically file with, or furnish to, the SEC at www.sec.gov.

Item 1A. Risk Factors

Risks associated with our business, any investment in our securities, and with achieving the forward-looking statements contained in this report or in our news releases, websites, public filings, investor and analyst conferences or elsewhere, include the risk factors described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks, whether known or unknown, could cause our actual results to differ materially from expectations and could have a material adverse effect on our business, financial condition or results of operations, and we may not succeed in addressing these challenges and risks. You should read these Risk Factors in conjunction with “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8.

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

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, including inflation and interest rates, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products. The prices of wood products directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows, as can excessive spikes in prices. If lumber or structural panel prices were to significantly decline from current levels, our sales and profits would be negatively affected as compared to 2023 operating results. Our lumber and lumber sheet goods product category represented 24.1% of total net sales for the year ended December 31, 2023. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. A shortage of capacity or excess capacity in the industry can result in significant increases or declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

In addition, the building products industry is cyclical in nature. An economic downturn in the homebuilding industry could have an adverse effect on our operating results, financial condition or cash flows. We are not able to predict the timing, severity or duration of any future downturns in the housing market.

Our industry is highly fragmented and competitive, and increased competitive pressure may adversely affect our results.

The building products supply industry is highly fragmented and competitive. We face, and will continue to face, significant competition from local, regional and other national building materials chains, as well as from privately-owned single site enterprises and new entrants into the market, due to the relatively low barrier to, and cost of, entry. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders or commercial builders or (5) adapt more quickly to new technologies or evolving customer requirements than we do. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, have intensified their marketing efforts, including expanding e-commerce offerings, to professional homebuilders in recent years and may continue to intensify these efforts in the future. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders or commercial builders, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders or commercial builders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders or commercial builders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

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

Strategic acquisitions are an important part of our growth strategy and we seek to identify attractive acquisition opportunities that we believe will be accretive and result in increased sales and EBITDA, cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, in connection with evaluating potential strategic transactions, we may incur significant expenses for the evaluation and due diligence investigation and negotiation of any potential transaction. Furthermore, multiples for acquisition targets have generally increased over the past few years and we face increased competition from other acquirors for attractive acquisition opportunities. As a result, we may not be able to consummate acquisitions on favorable terms, if at all. We may also not be able to obtain necessary approvals, including regulatory or shareholder approvals, to consummate acquisitions. An inability to continue to identify and consummate attractive acquisitions could adversely affect our growth.

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

Our ten largest customers generated 14.7% of our net sales for the year ended December 31, 2023. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any downturn, some of our homebuilder customers may exit or severely curtail building activity in certain of our markets.

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

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Historically, our products were obtainable from various sources and in sufficient quantities. While the COVID-19 pandemic caused significant disruptions and delays in the manufacture and distribution of building products throughout the industry supply chain, we have seen a return to pre-pandemic levels in many areas. That said, the loss of, or an ongoing substantial decrease in the availability of products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

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

Failure to attract and retain our key employees may adversely impact our ability to successfully execute our business strategies.

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

In addition, continued competition for non-management employees has resulted in higher labor costs and labor shortages at our facilities. Consequently, we may continue to face higher operating expenses and may lose revenue opportunities if we lack capacity to meet customer demands due to labor shortages While only a small percentage of our workforce is unionized, there can be no assurance that additional employees will not conduct union organization campaigns or become union members in the future and a failure to renew existing collective bargaining agreements on favorable terms could lead to further labor shortages and higher labor costs.

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

We rely on our network infrastructure, ERP systems, data hosting, public cloud and software-as-a-service providers, and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. For example, we are in the process of implementing a new ERP system. The new ERP system is intended to transform areas such as manufacturing, supply chain, procurement, warehouse management, delivery, quote to cash, financial reporting, and analytics, and position us to better leverage automation and process efficiency and enable productivity enhancements. An implementation of this scale is a major financial undertaking and has required, and will continue to require, substantial time and attention of management and key employees. Furthermore, we may not realize the anticipated benefits from the implementation of the new ERP system. We anticipate full integration of the new ERP system to take many years. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, including our new ERP system, we may experience outages and may not be able to deliver certain offerings or develop new offerings and enhancements that we need to remain competitive. Improvements, upgrades and, to a greater extent, system conversions, are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP system is not successfully implemented. Any of these items, along with any failure to effectively manage data governance risks prior to or during ERP implementation, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

We occupy most of our facilities under long-term non-cancelable leases. We may be unable to renew leases at the end of their terms. If we close a facility, we are still obligated under the applicable lease.

Most of our facilities are leased. Many of our leases are non-cancelable, typically have initial expiration terms ranging from five to 15 years and most provide options to renew for specified periods of time. We believe that leases we enter into in the future will likely be for similar terms (five to 15 years), will be non-cancelable and will feature similar renewal options. If we close or idle a facility, we would remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent, insurance, taxes and other expenses on the leased property for the balance of the lease term. We have closed or idled a number of facilities for which we continue to remain liable. Our obligation to continue making rental payments with respect to leases for closed or idled facilities could have a material adverse effect on our business and results of operations. At the end of a lease term, for those locations where we have no renewal options remaining, we may be unable to renew the lease without additional cost, if at all. If we are unable to renew our facility leases, we may close or, if possible, relocate the facility, which could subject us to additional costs and risks which could have a material adverse effect on our business. Additionally, the revenue and profit generated at a relocated facility may not equal the revenue and profit generated at the former operation.

Financial and Liquidity Risks

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our debt instruments.

As of December 31, 2023, our debt totaled $3,209.3 million, which includes $195.3 million of finance lease and other finance obligations. We have a $1.8 billion revolving credit facility with a maturity date of January 17, 2028 (“Revolving facility”), under which we had $464.0 million in outstanding borrowings and $70.3 million of letters of credit outstanding as of December 31, 2023. In addition, we also have $532.3 million in obligations under operating leases.

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

We are substantially reliant on cash on hand and borrowing availability under the Revolving facility, which totaled $1.3 billion at December 31, 2023, to provide working capital and fund our operations. Our working capital requirements are likely to grow as we continue to grow organically and through acquisitions. Our inability to renew, amend or replace our debt instruments when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing the Revolving facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of December 31, 2023.

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

Interest rates may increase in the future. As a result, interest rates on our Revolving facility could be higher or lower than current levels. As of December 31, 2023, we had $464.0 million, or 14.5%, of our outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense and further decreasing our net income and cash flows. In recent years, the Company has executed several debt transactions designed to optimize our debt structure and extend maturities. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

A 1.0% increase in interest rates on the Revolving facility would result in $4.6 million in additional interest expense annually as we had $464.0 million in outstanding borrowings as of December 31, 2023. The Revolving facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

If the housing market declines, we may be required to take impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.

If conditions in the housing industry continue to deteriorate, we may need to take goodwill and/or asset impairment charges relating to certain of our reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry conditions, we may have to temporarily idle or permanently close certain facilities in under-performing markets. Widespread facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

Our inability to effectively deploy our excess capital may negatively affect return on equity and stockholder value.

Throughout 2023, we generated significant excess cash flows. Our business plan calls for us to execute a variety of strategies to deploy excess capital including, but not limited to, continued organic balance sheet growth and the consideration of potential acquisition opportunities to further deploy our excess capital when we expect such opportunities to significantly enhance long-term stockholder value. We have also repurchased approximately $6.1 billion of our shares since January 2021 through the date of this filing and intend to continue repurchasing shares pursuant to share repurchase authorization approved by our board of directors in April 2023. Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

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

We are primarily subject to income and other taxes in the U.S., and on a very limited basis in certain foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. We regularly assess the likely outcome of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation. Any future changes in federal and state tax laws and regulations could have an adverse direct impact on our corporate taxes and/or an adverse indirect impact such as making purchasing a home less attractive, which could reduce demand for homes. Adverse impacts from any future changes in federal and state laws and regulations on our business could include an adverse impact on our financial condition, operating results and cash flows.

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

General Risks

Unstable global economic conditions and geopolitical conflicts may have serious adverse consequences on our business, financial condition, and operations.

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

In addition, the financial markets and the global economy may also be adversely affected by ongoing geopolitical conflicts, including the wars between Russia and Ukraine and between Israel and Hamas. These conflicts have impacted, and may continue to impact, commodity and energy prices, global supply chains and financial markets. In addition, sanctions imposed by the U.S. and other countries in response to the Russia and Ukraine war could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of these geopolitical conflicts on our business are difficult to predict at this time, but in addition to inflationary pressures affecting our operations, any shortages of fuel or significant fuel cost increases could seriously disrupt our ability to distribute products to our customers.

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

ESG risks could adversely affect our reputation and shareholder, employee, customer and third-party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly or meet any commitments that we may set in a number of areas, such as DEI, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

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

The market price of our common stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. For example, between January 1, 2023, and December 31, 2023, the closing price of our common stock on the NYSE ranged from $65.35 to $170.56 per share. In addition, the price of our common stock may fluctuate significantly in response to various factors, including:

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

If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted, which could adversely affect our financial condition, results of operations and cash flows. As a result, it may be difficult for you to resell your shares of common stock in the future.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company maintains robust and comprehensive processes, procedures and controls to protect and secure its information systems and data infrastructure from cybersecurity threats. The Company’s cybersecurity program is led by its Chief Information Security Officer (“CISO”). The Company’s cybersecurity program interfaces with other functional areas within the Company, including but not limited to the Company’s business segments and information technology, legal, risk management, human resources and internal audit departments, as well as external third-party partners, to identify and understand potential cybersecurity threats. The Company regularly assesses and updates its processes, procedures and management techniques in light of ongoing cybersecurity developments.

Internally, the CISO coordinates oversight of reviewing security alerts, identifying and monitoring ongoing and potential cybersecurity threats, evaluating strategic business impacts of cybersecurity threats and developing programs and initiatives to educate the Company’s employees regarding cybersecurity. The CISO also manages the Company’s Security Incident Response Plan (the “Incident Response Plan”), which outlines action steps for the preparation, identification, triage, analysis, containment, eradication, recovery and reflection stages of a cybersecurity incident. The Incident Response Plan serves as the charter for the Company’s Security Incident Response Team (the “Incident Response Team”), which includes a strategic team comprised of executives from various cross-functional management teams, as well as a tactical team comprised of internal technical support roles and external third-party service providers. The Incident Response Plan provides how the Incident Response Team will analyze and, as necessary, escalate cybersecurity incidents both internally and with third-party service providers based on type and severity of the specific incident.

The Company also requires cybersecurity training for all active employees, focusing on the appropriate protection and security of confidential company and third-party information. Additionally, the Company provides quarterly cybersecurity awareness training that covers a broad range of security topics, including secure access practice, phishing schemes, remote work and response to suspicious activities. In addition to online training, employees are educated through several methods, including event-triggered awareness campaigns, recognition programs, security presentations, company intranet articles, videos, system-generated communications, email publications and various simulation exercises.

The Company has engaged a third-party managed detection and response company to monitor the security of its information systems around-the-clock, including intrusion detection, and to provide instantaneous alerting should a cybersecurity event occur. The Company also maintains a cybersecurity insurance policy and has engaged a third-party digital forensics and incident response consultant and legal counsel on retainer.

The Company does not believe that any risks from cybersecurity threats, nor any previous cybersecurity incidents, have materially affected the Company. However, the sophistication of cyber threats continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cyber incidents and protect its systems and information may not successfully protect against all cyber incidents. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

Governance

The Company’s Audit Committee and Board of Directors provide ultimate oversight of the Company’s cybersecurity risk management. The Audit Committee regularly reviews and discusses with management the strategies, processes, procedures and controls pertaining to the management of the Company’s information technology operations, including cyber risks and cybersecurity. The Company’s Chief Information Officer (“CIO”) provides quarterly reports to the Audit Committee regarding the evolving cybersecurity risk landscape, including emerging risks, as well as the Company’s processes, program and initiatives for managing these risks.

The Company’s CISO reports directly to the CIO, who in turn reports to the CFO. The CISO maintains the certified information systems security professional (CISSP) certification and GIAC G2700 (Certified ISO 27000 Specialist) and has over 20 years of experience in cybersecurity. Under the direction of the CISO, the Company’s cybersecurity department continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements controls, as appropriate, to mitigate these risks. The team consists of cybersecurity professionals holding multiple certifications such as the CISSP, CEH (Certified Ethical Hacker), GSOM (GIAC Security Operations Manager), GCIA (GIAC Certified Intrusion Analyst), GCFA (GIAC Certified Forensic Analyst), GNFA (GIAC Network Forensic Analyst), GCTI (GIAC Cyber Threat Intelligence), CISM (Certified Information Security Manager) and CISA (Certified Information Systems Auditor). This analysis drives the Company’s long- and short-term cybersecurity strategies, which are executed through a collaborative effort within the IT department and are communicated to the Board of Directors regularly.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 43 states throughout the U.S. Based on available 2023 U.S. Census data, we have operations in 48 of the top 50 and 89 of the top 100 U.S. Metropolitan Statistical Areas, as ranked by single family housing permits in 2023.

Distribution centers typically include 10 to 15 acres of outside storage, a 45,000 square foot warehouse, 4,000 square feet of office space, and 15,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, windows and doors, and other specialty building products. The distribution centers are usually located in industrial areas with low cost real estate and easy access to freeways to maximize distribution efficiency and convenience. Many of our distribution centers are situated on rail lines for efficient receipt of goods.

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

We own 153 actively operating facilities and contractually lease 418 actively operating facilities. These leases typically have an initial lease term of five to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 115 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of February 15, 2024, was 68.

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

On December 18, 2023, the Company joined the S&P 500. As such, we have added the S&P 500 index to the comparison of 5-Year cumulative total returns in the graph below and have continued to present the Russell 2000 index in this Annual Report for 2023 as a transitional measure. The graph compares Builders FirstSource, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, Russell 2000 index, and the S&P 600 Building Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2018, to December 31, 2023.

	12/18	12/19	12/20	12/21	12/22	12/23
Builders FirstSource, Inc.	100.00	232.91	374.06	785.61	594.68	1,530.16
Russell 2000	100.00	125.52	150.58	172.90	137.56	160.85
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 600 Building Products	100.00	143.46	182.44	227.74	190.43	287.57

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 4, 2024, under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2023 — October 31, 2023	55,844	$124.57	55,193	$400,479,920
November 1, 2023 — November 30, 2023	1,553,503	132.02	1,530,217	200,480,050
December 1, 2023 — December 31, 2023	—	—	—	200,480,050
Total	1,609,347	$131.76	1,585,410	$200,480,050
(1)
In April 2023, the board of directors approved a share repurchase authorization in the amount of $1.0 billion.

In the fourth quarter of 2023, 1,585,410 shares were repurchased and retired pursuant to share repurchase plans authorized by our board of directors. The remaining 23,937 shares presented in the table above represent shares tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 570 locations in 43 states across the U.S. Given the span and depth of our geographical reach, our locations are organized into three geographical divisions (East, Central, and West), which are also our operating segments. All of our segments have similar customers, products and services, and distribution methods. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating segments are aggregated into one reportable segment.

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
•
Manufactured Products. Manufactured products consist of wood floor and roof trusses, wall panels, and engineered wood.
•
Windows, Doors and Millwork. Windows and doors are comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features that we manufacture, such as intricate mouldings, stair parts, and columns.
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

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•
Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, rising inflationary pressures, mortgage markets and the health of the economy. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. As various current market dynamics, including inflationary pressures, mortgage rate increases and shifts in housing affordability improve, industry forecasters, including the National Association of Home Builders (“NAHB”), expect to see housing demand increase in the near-term. Despite recent tempered market conditions, we believe the housing industry remains underbuilt and that there are several meaningful trends that indicate U.S. housing demand will continue to be strong over the long-term, including the aging of housing stock and normal population growth due to immigration and birthrate exceeding death rate.

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
•
Repair and remodel end market. While influenced by housing starts to a lesser degree than the homebuilding market, the repair and remodel market is still dependent upon some of the same factors, including demographic trends, interest rates, consumer confidence, employment rates, the health of the economy and home financing markets. As a result of these pressures, we may experience reduced sales demand, challenges in the supply chain, increased margin pressures and/or increased operating costs in this area of our business. We expect that our ability to remain competitive in this space will depend on our continued ability to provide a high level of customer service coupled with a broad product offering.
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
•
Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and, to a lesser extent, repair and remodel activities, and is subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies, rising inflation and other factors that affect the homebuilding industry, such as demographic trends, increasing interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Disruptions and uncertainties as a result of a number of unforeseen environmental, social, economic or other factors, may have a significant impact on our future operating results.
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
•
Controlling Expenses. Another important aspect of our strategy is controlling costs and striving to be a low total-cost building materials supplier in the markets we serve. We closely manage our working capital and operating expenses, and we pay careful attention to our logistics function and its effect on our shipping and handling costs. However, we do have significant fixed costs and declines in our customer demand could have an adverse impact on our operating results.
•
Multifamily and Light Commercial Business. Our primary focus has been on single-family residential new construction and the repair and remodel end market. However, through recent acquisitions we have expanded our operational footprint in the multifamily market, predominantly five-story and smaller, wood construction, and the light commercial market, growing our value-add components and millwork product offerings in this end market. We will continue to identify opportunities for profitable growth in these areas.

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

RECENT DEVELOPMENTS

Business Combinations

During 2023 we completed a number of acquisitions for a combined $252.5 million purchase price, net of cash acquired, including the acquisitions of (i) Noltex Truss and its affiliates (“Noltex”), (ii) Builders Millwork and Supply, Inc. (“BMS”) (iii) J.B. Millworks, LLC (“JBM”), (iv) Church and Church, Inc. (“Church’s”), (v) Franks Cash and Carry, Inc. (“FCC”), (vi) Standale Lumber, LLC and Granville Lumber Co., LLC (“Standale”), and (vii) Encore Performance, LLC (“Encore”).

These acquisitions further expand our market footprint and provide additional operations in our value-add product categories and our multifamily customer segment and are further described in Note 3 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Company Shares Repurchases

Under share repurchase programs authorized by the board of directors since August 2021, the Company has repurchased a total of 87.1 million shares of common stock, or 42.2% of the Company’s total shares outstanding, at an average price of $70.27, inclusive of fees and taxes, including 17.8 million shares of common stock at an average price of $100.49, inclusive of fees and taxes, in 2023. As of December 31, 2023, the Company had $200.5 million authorization remaining under its current share repurchase program.

On February 21, 2024, the Company’s Board of Directors authorized the repurchase of up to $1.0 billion of the Company’s outstanding shares of common stock, inclusive of the approximately $200 million remaining outstanding in the prior share repurchase plan authorized in April 2023.

Debt Transactions

On January 17 and April 3, 2023, the Company amended the Revolving facility to extend the maturity to January 17, 2028, and to include additional pricing tiers for the applicable margin.

These transactions are described further in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. Collectively, these transactions have extended our debt maturity. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts for the year ended December 31, 2023, were 1.4 million, a decrease of 9.0% compared to the year ended December 31, 2022. Actual U.S. single-family housing starts for the year ended December 31, 2023, were 0.9 million, a decrease of 6.0% compared to the year ended December 31, 2022. A composite of third-party sources, including the NAHB, are forecasting 1.4 million U.S. total housing starts and 1.0 million U.S. single-family housing starts for 2024, which is relatively flat and an increase of 4.7%, respectively, from 2023. In addition, in its September 2023 semi-annual forecast, the Home Improvement Research Institute (“HIRI”) forecasted sales in the professional repair and remodel end market to increase 1.3% in 2024 compared to 2023.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, uncertainty around interest rates and inflation may continue to dampen near-term housing industry demand as homes are less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be found under Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.

2023 Compared with 2022

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items for the years ended December 31:

	2023	2022
Net sales	100.0%	100.0%
Cost of sales	64.8%	65.9%
Gross margin	35.2%	34.1%
Selling, general and administrative expenses	22.4%	17.5%
Income from operations	12.8%	16.6%
Interest expense, net	1.1%	0.9%
Income tax expense	2.6%	3.6%
Net income	9.1%	12.1%

Net Sales. Net sales for the year ended December 31, 2023, were $17.1 billion, a 24.8% decrease from net sales of $22.7 billion for 2022. Net sales decreased primarily as a result of a core organic sales decrease of 17.3% and a commodity price deflation decrease of 11.1%, partially offset by sales growth from acquisitions of 3.6%.

The following table shows net sales classified by major product category for the years ended December 31:

	2023		2022
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
	(in millions)		(in millions)
Lumber and lumber sheet goods	$4,128.9	24.1%	$8,086.8	35.6%	(48.9)%
Manufactured products	4,700.7	27.5%	5,675.7	24.9%	(17.2)%
Windows, doors and millwork	4,289.1	25.1%	4,653.3	20.5%	(7.8)%
Specialty building products and services	3,978.6	23.3%	4,310.6	19.0%	(7.7)%
Net sales	$17,097.3	100.0%	$22,726.4	100.0%	(24.8)%

We experienced decreased net sales in all of our product categories primarily due to a slow-down in single-family housing starts throughout the year, resulting in a decline in core organic sales, and commodity price deflation.

Gross Margin. Gross margin decreased $1.7 billion to $6.0 billion due to decreased sales. Our gross margin percentage increased to 35.2% in 2023 from 34.1% in 2022, a 1.1% increase. This increase was attributable to an improved product mix toward our value-add products, including recent strategic investments in multifamily value-add operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.1 billion, or 3.5%. This decrease in expenses was primarily due to decreased variable compensation costs related to decreased sales and profitability, and reduced expense related to customer reserves, partially offset by additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses increased to 22.4% from 17.5% in 2022. This increase was primarily due to decreased cost leverage on lower net sales during the period.

Interest Expense, Net. Interest expense, net was $192.1 million in 2023, a decrease of $6.3 million from 2022. Interest expense decreased primarily due to the $27.4 million loss on extinguishment recognized in 2022, partially offset by higher debt balances and average interest rates in 2023 compared to 2022.

Income Tax Expense. We recorded income tax expense of $443.6 million during the year ended December 31, 2023, compared to income tax expense of $822.5 million during the year ended December 31, 2022, a decrease of $378.9 million, driven by a decrease in income before income taxes in the current period. Our effective tax rate was 22.4% in 2023 and 23.0% in 2022. Our effective tax rate was favorably affected in 2023 by the impact of federal and state tax credits on decreased tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2023, consist of cash on hand and borrowing availability under our Revolving facility.

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

The following table shows our borrowing base and excess availability as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
	(in millions)
Accounts receivable availability	$923.8	$841.1
Inventory availability	920.8	1,064.7
Other receivables availability	65.1	48.1
Gross availability	1,909.7	1,953.9
Less:
Agent reserves	(39.8)	(64.7)
Plus:
Cash in qualified accounts	13.3	10.9
Borrowing base	1,883.2	1,900.1
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,800.0
Less:
Outstanding borrowings	(464.0)	(264.0)
Letters of credit	(70.3)	(128.9)
Net excess borrowing availability on revolving facility	$1,265.7	$1,407.1

As of December 31, 2023, we had $464.0 million in outstanding borrowings under our Revolving facility and our net excess borrowing availability was $1.3 billion after being reduced by outstanding letters of credit of $70.3 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1:00 to 1:00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2023.

Liquidity

Our liquidity at December 31, 2023, was $1.3 billion, which consists of net borrowing availability under the Revolving facility and cash on hand.

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

Consolidated Cash Flows

A discussion regarding our consolidated cash flows for the year ended December 31, 2023, compared to the year ended December 31, 2022, is presented below. A discussion regarding our consolidated cash flows for the year ended December 31, 2022, compared to the year ended December 31, 2021, can be found under Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

2023 Compared with 2022

Cash provided by operating activities was $2.3 billion in 2023 compared to cash provided by operating activities of $3.6 billion in 2022. The decrease in cash provided by operating activities was largely the result of a decrease in net income in 2023 of $1.2 billion.

For the year ended December 31, 2023, compared to the prior year ended December 31, 2022, the Company used cash to invest $0.3 billion less, primarily due to $0.4 billion less spent on acquisitions, offset by $0.1 billion more as a net investment in property, plant and equipment.

Cash used in financing activities was $1.7 billion in 2023 which consisted primarily of $1.8 billion in repurchases of common stock, partially offset by $0.2 billion in net borrowings on the Revolving facility. Cash used in financing activities was $2.6 billion for 2022 which consisted primarily of $2.6 billion in repurchases of common stock, $0.6 billion to redeem the outstanding 6.75% senior secured notes due 2027 (“2027 notes”), and net paydowns on the Revolving facility of $0.3 billion, offset by net proceeds from the issuance of $0.7 billion of 6.375% senior unsecured notes due 2032 (“6.375% 2032 notes”) and the issuance $0.3 billion of 4.25% senior unsecured notes due 2032 (“4.25% 2032 notes,” and together with the 6.375% 2032 notes, the “2032 notes”).

These transactions are described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have, for the most part, remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2024 capital expenditures to be in the range of $400 million to $500 million primarily related to rolling stock, equipment and facility expansion and improvements to support our operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that both are important to the accurate portrayal of a company’s financial condition and results, and require subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

In order to prepare financial statements that conform to generally accepted accounting principles (“GAAP”), we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following accounting policy that requires us to make the most subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2023, our goodwill balance was $3.6 billion, representing 33.9% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist. Examples of such indicators that could cause us to test goodwill for impairment between annual tests, include a significant change in the business climate, unexpected competition or a significant deterioration in market share. We may also consider market capitalization relative to our net assets. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit.

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Our reporting units are aligned with our three geographical divisions which are also determined to be our operating segments. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of the reporting unit is not less than its carrying amount, then no further testing of the goodwill is required.

However, if we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative goodwill impairment test. This test identifies both the existence of and the amount of goodwill impairment by comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.

We assessed our goodwill balance at December 31, 2023, using a quantitative assessment. In performing the quantitative impairment test at December 31, 2023, we developed the fair value using a discounted cash flow methodology. Inherent in such fair value determinations are significant assumptions relating to future cash flows, expected future revenues, expected future profitability, the discount rate, the terminal value, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill being recorded.

Significant information and assumptions utilized in estimating future cash flows for quantitative goodwill impairment analyses include projections of revenue growth utilizing publicly available industry information such as lumber commodity prices and housing start forecasts developed by industry forecasters, including the NAHB. Expected future profitability reflects current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based on terminal value earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples to reflect the relevant expected acquisition prices. The discount rate used is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth EBITDA multiple or increasing the discount rate would not have changed the results of our impairment testing.

At December 31, 2023, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and/or significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2023, 2022 or 2021.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5.00% unsecured senior notes due 2030 (“2030 notes”), 4.25% 2032 notes, and 6.375% 2032 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving facility bear interest at either a base rate or secured overnight financing rate (“SOFR”), plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving facility would result in $4.6 million in additional interest expense annually based on our $464.0 million in outstanding borrowings as of December 31, 2023. The Revolving facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Distribution Sales

As described in Note 2 to the consolidated financial statements, the Company recognized consolidated net sales of $17.1 billion for the year ended December 31, 2023, a majority of which pertains to distribution sales. Revenue is recognized as performance obligations are satisfied by transferring control of a promised good or service to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Distribution sales typically consist of the sale of building products the Company manufactures and the resale of purchased building products. The Company recognizes revenue related to distribution sales at a point in time upon delivery of the ordered goods to their customers. Payment terms related to distribution sales are not significant as payment is generally received shortly after the point of sale.

The principal consideration for our determination that performing procedures relating to revenue recognition for distribution sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s distribution sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing, on a sample basis, revenue recognized by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and cash receipts or third party confirmations and (ii) testing, on a sample basis, outstanding accounts receivable balances as of December 31, 2023 by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery or services performed, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 22, 2024

We have served as the Company’s auditor since 1999.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Net sales	$17,097,330	$22,726,418	$19,893,856
Cost of sales	11,084,996	14,982,039	14,042,900
Gross margin	6,012,334	7,744,379	5,850,956
Selling, general and administrative expenses	3,836,015	3,974,173	3,463,532
Income from operations	2,176,319	3,770,206	2,387,424
Interest expense, net	192,115	198,373	135,877
Income before income taxes	1,984,204	3,571,833	2,251,547
Income tax expense	443,649	822,464	526,131
Net income	$1,540,555	$2,749,369	$1,725,416

Net income per share:
Basic	$12.06	$16.98	$8.55
Diluted	$11.94	$16.82	$8.48
Weighted average common shares:
Basic	127,777	161,960	201,839
Diluted	128,998	163,481	203,470

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$66,156	$80,445
Accounts receivable, less allowances of $42,488 and $67,980, respectively	1,436,917	1,448,139
Other receivables	290,310	234,966
Inventories, net	1,228,265	1,426,196
Contract assets	165,677	183,700
Other current assets	113,403	124,201
Total current assets	3,300,728	3,497,647
Property, plant and equipment, net	1,803,824	1,567,631
Operating lease right-of-use assets, net	502,184	485,704
Goodwill	3,556,556	3,456,854
Intangible assets, net	1,298,173	1,550,944
Other assets, net	37,987	36,380
Total assets	$10,499,452	$10,595,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$881,384	$803,479
Accrued liabilities	717,528	739,009
Contract liabilities	162,659	193,178
Current portion of operating lease liabilities	98,217	100,758
Current maturities of long-term debt	3,649	6,355
Total current liabilities	1,863,437	1,842,779
Noncurrent portion of operating lease liabilities	434,081	404,463
Long-term debt, net of current maturities, discounts and issuance costs	3,177,411	2,977,842
Deferred income taxes	167,199	269,660
Other long-term liabilities	124,973	137,850
Total liabilities	5,767,101	5,632,594
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 121,857 and 138,864 shares issued and outstanding, respectively	1,219	1,389
Additional paid-in capital	4,270,948	4,257,667
Retained earnings	460,184	703,510
Total stockholders' equity	4,732,351	4,962,566
Total liabilities and stockholders' equity	$10,499,452	$10,595,160

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$1,540,555	$2,749,369	$1,725,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	558,275	497,140	547,352
Amortization of debt discount, premium and issuance costs	4,685	4,837	3,869
Loss on extinguishment of debt	728	27,387	3,027
Deferred income taxes	(102,461)	(92,461)	(34,573)
Stock-based compensation expense	48,522	31,337	31,486
Credit loss expense	(11,488)	38,921	20,451
Non-cash net gain on assets	(7,072)	(1,965)	(32,421)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(12,641)	381,223	(474,362)
Inventories	231,457	271,889	(282,165)
Contract assets	18,023	24,051	(103,326)
Other current assets	10,941	15,173	(33,489)
Other assets and liabilities	(5,311)	15,189	(1,155)
Accounts payable	75,750	(314,004)	191,885
Accrued liabilities	(9,704)	(15,766)	91,419
Contract liabilities	(33,387)	(33,089)	90,135
Net cash provided by operating activities	2,306,872	3,599,231	1,743,549
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(238,673)	(628,014)	(1,206,471)
Proceeds from divestiture of business	—	—	76,162
Purchases of property, plant and equipment	(476,335)	(340,152)	(227,891)
Proceeds from sale of property, plant and equipment	46,715	10,687	13,560
Net cash used in investing activities	(668,293)	(957,479)	(1,344,640)
Cash flows from financing activities:
Borrowings under revolving credit facility	5,128,000	5,881,000	3,125,000
Repayments under revolving credit facility	(4,928,000)	(6,205,000)	(2,612,000)
Proceeds from long-term debt and other loans	—	1,001,500	1,000,000
Repayments of long-term debt and other loans	(4,221)	(616,222)	(554,677)
Payments of debt extinguishment costs	—	(20,672)	(4,950)
Payments of loan costs	(1,897)	(16,797)	(19,450)
Exercise of stock options	659	589	726
Repurchase of common stock	(1,847,409)	(2,628,308)	(1,714,761)
Net cash used in financing activities	(1,652,868)	(2,603,910)	(780,112)
Net change in cash and cash equivalents	(14,289)	37,842	(381,203)
Cash and cash equivalents at beginning of period	80,445	42,603	423,806
Cash and cash equivalents at end of period	$66,156	$80,445	$42,603

Supplemental disclosures of cash flow information:
Cash paid for interest	$186,497	$169,390	$105,570
Cash paid for income taxes	578,734	936,424	633,060
Supplemental disclosures of non-cash activities:
Non-cash consideration for the BMC Merger	$—	$—	$3,658,362
Accrued purchases of property, plant and equipment	9,322	10,797	8,052
Right-of-use assets obtained in exchange for operating lease obligations	104,512	100,843	64,939
Amounts accrued for repurchases of common stock	16,988	44,447	51,545

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2020	116,829	$1,168	$589,241	$562,374	$1,152,783
Merger consideration	89,586	896	3,657,466	—	3,658,362
Vesting of restricted stock units	1,168	11	(11)	—	—
Stock-based compensation expense	—	—	31,486	—	31,486
Repurchase of common stock (1)	(27,459)	(274)	—	(1,747,777)	(1,748,051)
Exercise of stock options	90	1	739	—	740
Shares withheld for restricted stock units vested	(394)	(4)	(18,251)	—	(18,255)
Net income	—	—	—	1,725,416	1,725,416
Balance at December 31, 2021	179,820	1,798	4,260,670	540,013	4,802,481
Vesting of restricted stock units	1,329	13	(13)	—	—
Stock-based compensation expense	—	—	31,337	—	31,337
Repurchase of common stock (2)	(41,853)	(418)	—	(2,585,872)	(2,586,290)
Exercise of stock options	60	1	588	—	589
Shares withheld for restricted stock units vested	(492)	(5)	(34,915)	—	(34,920)
Net income	—	—	—	2,749,369	2,749,369
Balance at December 31, 2022	138,864	1,389	4,257,667	703,510	4,962,566
Vesting of restricted stock units	1,074	11	(11)	—	—
Stock-based compensation expense	—	—	48,522	—	48,522
Repurchase of common stock (3)	(17,753)	(178)	—	(1,783,881)	(1,784,059)
Exercise of stock options	73	1	658	—	659
Shares withheld for restricted stock units vested	(401)	(4)	(35,888)	—	(35,892)
Net income	—	—	—	1,540,555	1,540,555
Balance at December 31, 2023	121,857	$1,219	$4,270,948	$460,184	$4,732,351

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
(2)
During the year ended December 31, 2022, we repurchased and retired 41.9 million shares of our common stock at an average price of $61.79 per share, for $2.6 billion, inclusive of fees, pursuant to the repurchase program authorized by our board of directors in February 2022, and further expanded by our board of directors in May 2022 and November 2022. The primary purpose of the repurchase program was to offset dilution from the BMC Merger.
(3)
During the year ended December 31, 2023, we repurchased and retired 17.8 million shares of our common stock at an average price of $100.49 per share, for $1.8 billion, inclusive of fees and taxes, pursuant to the repurchase program authorized by our board of directors in November 2022 and further expanded by our board of directors in April 2023. Offsetting dilution from the BMC Merger continues to be the primary purpose of the repurchase program.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The company operates approximately 570 locations in 43 states across the U.S.

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

Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Estimates are used when accounting for items such as revenue, vendor rebates, allowance for returns, discounts and credit losses, employee compensation programs, depreciation and amortization periods, income taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including changing the composition of our product categories. Reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, or cash flows as previously reported. As a result of these changes, prior period amounts, as disclosed in this Note 2 under Revenue Recognition, have been reclassified to conform to the current year presentation.

Segments

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, stairs, millwork, windows, and doors. We also provide a full range of construction services. For the period ended December 31, 2023, these product and service offerings are distributed across approximately 570 locations operating in 43 states across the U.S.

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

Due to these similarities, along with the similar economic profitability achieved across all our operating segments, we aggregate our three operating segments into one reportable segment in accordance with GAAP. Centralized financial and operational oversight, including resource allocation and assessment of performance on an income before income taxes basis, is performed by our principal executive officer (“CEO”), whom we have determined to be our chief operating decision maker (“CODM”).

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

The timing of revenue recognition, invoicing and cash collection results in accounts receivable, contract assets and contract liabilities. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer, and amounts representing a right to payment from previous performance that is conditional on something other than passage of time, such as retainage. Contract liabilities consist of customer advances and deposits, and deferred revenue.

The following table disaggregates our net sales by product category for the years ended December 31:

	2023	2022	2021
	(in thousands)
Lumber and lumber sheet goods	$4,128,855	$8,086,838	$8,429,763
Manufactured products	4,700,670	5,675,713	4,352,223
Windows, doors and millwork	4,289,094	4,653,255	3,335,714
Specialty building products and services	3,978,711	4,310,612	3,776,156
Net sales	$17,097,330	$22,726,418	$19,893,856

We reclassified net sales of $155.6 million and $142.3 million into the Specialty building products and services product category for the years ended December 31, 2022, and 2021, respectively, to conform to the current year presentation.

Net sales from installation and construction services represents less than 10% of the Company’s net sales for each period presented.

Through December 31, 2023, 2022 and 2021, we recognized as revenue substantially all of the contract liabilities balance at December 31, 2022, 2021 and 2020, respectively.

Cash and Cash Equivalents and Checks Outstanding

Cash and cash equivalents consist of cash on hand and all highly liquid investments with an original maturity date of three months or less. Also included in cash and cash equivalents are proceeds due from credit card transactions that generally settle within two business days. We maintain cash at financial institutions in excess of federally insured limits. Further, we maintain various banking relationships with different financial institutions. Accordingly, when there is a negative net book cash balance resulting from outstanding checks that had not yet been paid by any single financial institution, they are reflected in accounts payable in the accompanying consolidated balance sheets.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multifamily builders. For the year ended December 31, 2023, our top 10 customers accounted for 14.7% of our net sales, with our largest customer accounting for 4.5% of net sales.

The allowance for credit losses is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current and forecasted economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

We also establish reserves for credit memos and customer returns. The reserve balance was $14.8 million and $17.6 million at December 31, 2023, and 2022, respectively. The activity in this reserve was not significant for each year presented.

The following table shows the changes in our allowance for credit losses:

	2023	2022	2021
	(in thousands)
Balance at January 1,	$50,383	$21,761	$5,774
Net additions (reversals) to provision	(11,488)	38,921	20,451
Write-offs, net of recoveries	(11,204)	(10,299)	(4,464)
Balance at December 31,	$27,691	$50,383	$21,761

Inventories

Inventories consist principally of materials purchased for resale, including lumber and lumber sheet goods, windows, doors and millwork, and other building products, as well as certain manufactured products and are stated at the lower of cost or net realizable value. Cost is determined using the weighted average method, the use of which approximates the first-in, first-out method. We accrue for shrink based on the actual historical shrink results of our most recent physical inventories adjusted, if necessary, for current economic conditions. These estimates are compared with actual results as physical inventory counts are taken and reconciled to the general ledger.

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

Our arrangements with vendors provide for rebates of a specified amount of consideration, payable at defined intervals, generally related to a stipulated level of purchases. We account for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year we estimate the amount of the rebates based upon the expected level of purchases. We continually evaluate and revise these estimates, as necessary, based on actual purchase levels.

We source products from a large number of suppliers. Materials purchased from our largest single supplier represented 8.3% of our total materials purchased in 2023.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $656.0 million, $641.8 million and $512.8 million in 2023, 2022 and 2021, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The estimated lives of the various classes of assets are as follows:

Buildings and improvements	10 to 40 years
Machinery and equipment	7 to 10 years
Information technology, furniture and fixtures	3 to 5 years
Leasehold improvements	The shorter of the estimated useful life or the remaining lease term

Major additions and improvements are capitalized, while maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains or losses from dispositions of property, plant and equipment are recorded in the period incurred. We also capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met. Internal use computer software costs are included in information technology, furniture and fixtures, and generally depreciated using the straight-line method over the estimated useful lives of the assets, generally three years.

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third-party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. The legal costs associated with these claims are included in these developed provisions. We discount our worker’s compensation, general liability, and auto liability insurance reserves based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $190.0 million and $187.9 million as of December 31, 2023, and 2022, respectively. Of these balances, $100.0 million and $108.7 million were recorded as other long-term liabilities as of December 31, 2023, and 2022, respectively. Included in these reserve balances as of December 31, 2023, and 2022, were $13.7 million and $17.4 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheets.

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

The table below presents the calculation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Numerator:
Net income	$1,540,555	$2,749,369	$1,725,416

Denominator:
Weighted average shares outstanding, basic	127,777	161,960	201,839
Dilutive effect of options and RSUs	1,221	1,521	1,631
Weighted average shares outstanding, diluted	128,998	163,481	203,470

Net income per share:
Basic	$12.06	$16.98	$8.55
Diluted	$11.94	$16.82	$8.48

Antidilutive and contingent RSUs excluded from diluted EPS	3	99	225

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

The fair value of RSU awards which are subject to or contain market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the years ended December 31:

	2023	2022	2021
Expected volatility (company)	46.5%	53.0%	51.3%
Expected volatility (peer group median)	32.1%	34.6%	42.9%
Correlation between the company and peer group median	0.5	0.6	0.6
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	3.8%	1.7%	0.3%

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

As of December 31, 2023, and 2022, the Company does not have any financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 2030 notes, 4.25% 2032 notes, 6.375% 2032 notes, and Revolving facility at amortized cost. The fair values of the 2030 notes, 4.25% 2032 notes, and 6.375% 2032 notes at December 31, 2023, were $532.3 million, $1,177.8 million and $720.1 million, respectively, and were determined using Level 2 inputs based on market prices. The carrying amount of the Revolving facility at December 31, 2023, approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolving facility was also classified as Level 2 in the hierarchy.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. Comprehensive income is equal to net income for the years ended December 31, 2023, 2022 and 2021.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose: (i) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; (ii) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid net of refunds; (iii) the income or loss from continuing operations before income tax expense, or benefit, disaggregated between domestic and foreign; and (iv) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, though retrospective application is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

3. Business Combinations

During 2023 we completed a number of acquisitions for a combined $252.5 million purchase price, net of cash acquired, including the acquisitions of (i) Noltex Truss and its affiliates (“Noltex”), (ii) Builders Millwork and Supply, Inc. (“BMS”) (iii) J.B. Millworks, LLC (“JBM”), (iv) Church and Church, Inc. (“Church’s”), (v) Franks Cash and Carry, Inc. (“FCC”), (vi) Standale Lumber, LLC and Granville Lumber Co., LLC (“Standale”), and (vii) Encore Performance, LLC (“Encore”).

Noltex and Standale manufacture trusses and provide building components and other building supplies to single- and multifamily customers in the Texas metro markets and the Grand Rapids, Michigan area, respectively. BMS and JBM manufacture and supply millwork and trim in the Anchorage, Alaska and Chattanooga, Tennessee areas, respectively. Church’s, FCC, and Encore provide lumber and other building supplies in the Detroit, Michigan, the Florida Panhandle, and the Springdale, Arkansas areas, respectively.

During 2022 we completed a number of acquisitions for a combined $639.3 million purchase price, net of cash acquired, including the acquisitions of (i) Panel Truss of Longview, Inc., Panel Truss – Hearne, LLC, Case-Hill, Inc., Panel Truss-Dallas, LLC, Truss Ops Trucking, LLC and Truss Ops, LLC (the “Texas Panel Truss Businesses”), (ii) Panel Truss – Oakwood, LLC, Panel Truss – Townville, LLC and Panel Truss – Ringgold, LLC (the “East Panel Truss Businesses”), (iii) Valley Truss Co., Inc. (“Valley Truss”), (iv) Odds-N-Ends, Inc., d/b/a HomCo Lumber & Hardware (“HomCo”), (v) Trussway, LLC and its subsidiaries (“Trussway”), (vi) Fulcrum Building Group Holdings, LLC and its subsidiaries (“Fulcrum”), and (vii) Pima Door and Supply and Sunrise Carpentry (“Pima”). These acquisitions further expanded our market footprint and provide additional operations in our value-add product categories and our multifamily customer segment.

Each of these acquisitions was funded with a combination of cash on hand and borrowings under our Revolving facility. These transactions were accounted for using the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Pro forma financial information for the acquisitions discussed above for 2023 and 2022 are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate for each respective period.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the years ended December 31, 2023, and 2022:

	Total Acquisitions
	2023	2022
	(in thousands)
Cash and cash equivalents	$—	$9,133
Accounts receivable	25,751	138,044
Other receivables	—	1,247
Inventories	36,789	71,842
Contract assets	—	163
Other current assets	70	4,740
Property, plant and equipment	15,053	47,258
Operating lease right-of-use assets	20,449	30,326
Finance lease right-of-use assets	528	2,163
Goodwill	99,702	186,662
Intangible assets	82,942	250,090
Other assets	138	—
Total assets	$281,422	$741,668

Accounts payable	$3,122	$19,979
Accrued liabilities	1,985	30,614
Contract liabilities	2,868	10,169
Operating lease liabilities	20,449	30,326
Finance lease liabilities	528	2,163
Total liabilities	$28,952	$93,251

Total purchase consideration	$252,470	$648,417
Less: accrued contingent consideration and purchase price adjustments	(13,797)	(11,270)
Less: cash acquired	—	(9,133)
Total cash consideration	$238,673	$628,014

BMC Merger

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

The BMC Merger was accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition date. Net sales and income before income taxes attributable to BMC were $6.5 billion and $789.5 million, respectively, for the year ended December 31, 2021. Income before income taxes attributable to BMC reflects an increase in depreciation and amortization expense related to the recording of these assets at fair value as of the acquisition date and is also impacted by changes in the business post-acquisition. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with the excess recorded as goodwill of $1.8 billion, which is not deductible for tax purposes. Identifiable tangible assets acquired and liabilities assumed included Current assets of $1.2 billion (including Cash and cash equivalents of $167.5 million, Accounts receivable of $428.2 million, and Inventories of $460.1 million), Property, plant and equipment of $555.2 million, Operating lease right-of-use assets of $179.1 million, Current liabilities of $526.1 million, and Other long-term liabilities (including long-term debt) of $944.1 million. The fair value of acquired intangible assets of $1.5 billion was primarily related to customer relationships which will be amortized over a useful life of approximately 12.5 years. Immediately following the BMC Merger, the Company settled certain assumed long-term debt of $359.8 million using cash on hand. We incurred transaction-related costs of $17.6 million related to the BMC Merger in the year ended December 31, 2021, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The accounting for the BMC Merger is complete and no measurement period adjustments were recognized.

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

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2023	2022
	(in thousands)
Land and improvements	$369,574	$343,230
Buildings and improvements	714,767	605,042
Machinery and equipment	1,303,312	1,084,467
Information technology, furniture and fixtures	213,066	158,541
Construction in progress	207,826	206,129
Finance lease right-of-use assets	7,268	7,968
Property, plant and equipment	2,815,813	2,405,377
Less: accumulated depreciation	1,011,989	837,746
Property, plant and equipment, net	$1,803,824	$1,567,631

Depreciation expense was $222.6 million, $194.6 million and $189.3 million, of which $63.5 million, $48.7 million, and $43.5 million was included in cost of sales, for the years ended December 31, 2023, 2022 and 2021, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included in the accompanying consolidated balance sheet as of December 31:

	2023	2022
	(in thousands)
Land and improvements	$106,163	$108,278
Buildings and improvements	115,970	117,440
Assets held under other finance obligations	222,133	225,718
Less: accumulated amortization	31,246	27,753
Assets held under other finance obligations, net	$190,887	$197,965

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2023, and 2022:

(in thousands)
Balance as of December 31, 2021 (1)	$3,270,192
Acquisitions	186,662
Balance as of December 31, 2022 (1)	$3,456,854
Acquisitions	99,702
Balance as of December 31, 2023 (1)	$3,556,556

(1) Goodwill is presented net of accumulated impairment losses of $44.6 million.

The change in the carrying amount of goodwill during 2023 is attributable to acquisitions. The amount allocated to goodwill is attributable to the assembled workforces acquired, expected synergies, and expected growth from the new markets which the Company has entered. The $99.7 million of goodwill recognized from the acquisitions is expected to be tax deductible and will be amortized ratably over a 15-year period for tax purposes.

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

In evaluating goodwill for impairment at December 31, 2023, we developed the fair value using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

We recorded no goodwill impairment charges in 2023, 2022 or 2021.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,105,730	$(912,865)	$2,029,955	$(606,532)
Trade names	64,500	(36,459)	201,861	(164,797)
Subcontractor relationships	—	—	5,440	(5,440)
Non-compete agreements	13,050	(6,223)	14,919	(5,685)
Developed technology	95,600	(25,160)	95,600	(14,377)
Total intangible assets	$2,278,880	$(980,707)	$2,347,775	$(796,831)

During the years ended December 31, 2023, 2022 and 2021, we recorded amortization expense in relation to the above-listed intangible assets of $335.7 million, $302.6 million and $358.1 million, respectively. We recorded no intangible asset impairment charges for those same years.

During 2023 we derecognized certain customer relationships, trade names, non-compete agreements and subcontractor relationships assets as they were fully amortized, resulting in a decrease in the gross carrying amount of the intangible assets and the related accumulated amortization.

In connection with the current year acquisitions, we recorded customer relationships intangible assets of $82.9 million. The weighted average useful life of the acquired customer relationships intangible assets is 4.6 years. The fair value of acquired customer relationships intangible assets was primarily estimated by applying the multiperiod excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2024	$287,476
2025	212,484
2026	184,133
2027	148,947
2028	124,052
Thereafter	341,081
Total future net intangible amortization expense	$1,298,173

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Accrued payroll and other employee related expenses	$383,157	$400,711
Self-insurance reserves	89,987	79,252
Accrued business taxes	59,110	77,438
Accrued contingent consideration & purchase price adjustments	43,127	5,699
Accrued rebates payable	35,921	51,714
Accrued interest	34,537	34,327
Amounts accrued for repurchases of common stock	16,988	44,447
Other	54,701	45,421
Total accrued liabilities	$717,528	$739,009

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2023	December 31, 2022
	(in thousands)
Revolving credit facility (1)	$464,000	$264,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2032 notes	700,000	700,000
2030 notes	550,000	550,000
Other finance obligations	193,048	197,281
Finance lease obligations	2,297	4,105
	3,209,345	3,015,386
Unamortized debt discount/premium and debt issuance costs	(28,285)	(31,189)
	3,181,060	2,984,197
Less: current maturities of long-term debt	3,649	6,355
Long-term debt, net of current maturities, discounts and issuance costs	$3,177,411	$2,977,842

(1) The weighted average interest rate was 7.1% and 3.7% as of December 31, 2023, and 2022, respectively.

2021 Debt Transactions

Revolving Credit Facility Amendments

On January 29, 2021, the Company amended its revolving credit facility to increase the total commitments by an aggregate amount of $500.0 million resulting in a new $1.4 billion amended credit facility, and to extend the maturity date from November 2023 to January 2026. All other material terms of the credit facility remain unchanged from those of the previous agreement. In connection with this amendment, we expensed $1.0 million of unamortized debt issuance costs related to exiting lenders to interest expense. We will amortize $4.3 million of new debt issuance costs related to the amendment over the remaining contractual life.

On December 17, 2021, the Company amended its revolving credit facility to extend the maturity by 11 months to December 17, 2026. Additionally, the amendment reduced the interest rates and commitment fee under the credit facility by 0.500% and 0.175%, respectively. All other material terms of the credit facility remained unchanged from those of the previous agreement. In connection with this amendment, we incurred $1.5 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, will be deferred and amortized over the remaining contractual life.

Notes Repurchase Transactions

On March 3, 2021, pursuant to the optional call feature in the indenture governing our 2027 notes, $82.5 million of 2027 notes were redeemed at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest. In connection with this redemption, we recognized a loss on extinguishment of $3.6 million, which was recorded to interest expense in second quarter of 2021. Of this loss, $2.5 million was attributable to the payment of redemption premiums on the extinguished notes and $1.1 million was attributable to the write-off of unamortized net debt discount and debt issuance costs.

On December 3, 2021, we redeemed an additional $82.5 million of 2027 notes at a redemption price equal to 103% of the principal amount of the notes, plus accrued and unpaid interest. In connection with this redemption, we recognized a loss on extinguishment of $3.5 million, which was recorded to interest expense in the fourth quarter of 2021. Of this loss, $2.5 million was attributable to the payment of redemption premiums on the extinguished notes and $1.0 million was attributable to the write-off of unamortized net debt discount and debt issuance costs.

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

The additional $1.5 million in proceeds received in excess of par value represents a debt premium which has been recorded as an increase to long-term debt. In connection with the offering, we incurred $4.4 million of various third-party fees and expenses which have been recorded as a reduction to long-term debt. The debt premium and third-party costs will be amortized over the contractual life of the 4.25% 2032 notes using the effective interest method.

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

The Company concluded the redemption of the 2027 notes was a debt extinguishment and recorded a loss on debt extinguishment of $27.4 million in interest expense in the second quarter of 2022. Of this loss, $20.7 million was attributable to the payment of the redemption premium on the extinguished notes and $6.7 million was attributable to the write-off of unamortized debt issuance costs and debt premium.

Revolving Credit Facility Amendments

On February 4, 2022, we amended our revolving credit facility to increase the total commitments by an aggregate amount of $400.0 million, resulting in a total $1.8 billion revolving credit facility. All other material terms of the credit facility remain unchanged from those of the previous agreement. Effective with this amendment, the eurodollar rate loans and related interest rate benchmark were changed to term SOFR. The applicable margin ranges for term SOFR loans were amended to be from 1.35% to 1.60% and there are no changes to base rate loan borrowings. In connection with this amendment, we incurred $2.0 million of new debt issuance costs which have been recorded as other assets and will be amortized straight-line through December 2026.

2023 Debt Transactions

Revolving Credit Facility Amendments

On January 17, 2023, the Company amended the Revolving facility to extend the maturity of $1,620.0 million, and $180.0 million commitments of the total $1,800.0 million commitments to January 17, 2028, and December 17, 2026, respectively. Subsequently, on April 3, 2023, the company further amended the Revolving facility to extend the maturity of the $180.0 million commitments to January 17, 2028. These amendments included additional interest pricing tiers for borrowings, which range from 1.10% to 1.60% in the case of loans using SOFR, and 0.00% to 0.50% in the case of base rate loans.

In connection with these amendments, we expensed $0.7 million of unamortized debt issuance costs related to exiting lenders to interest expense, and we incurred $1.9 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, have been deferred and amortized over the remaining contractual life.

Revolving Credit Facility

As of December 31, 2023, the Revolving facility provides for a $1.8 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the Revolving facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2023, we had $464.0 million in outstanding borrowings under our Revolving facility and our net excess borrowing availability was $1.3 billion after being reduced by outstanding letters of credit of $70.3 million.

As of December 31, 2023, borrowings under the Revolving facility bear interest, at our option, at either the SOFR or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.10% to 1.60% per annum in the case of term SOFR loans and 0.00% to 0.50% per annum in the case of base rate loans. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the Revolving facility based on quarterly average loan utilization. Letters of credit under the Revolving facility are assessed at a rate equal to 1.25% or 1.50%, based on the average excess availability, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

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

“Revolving Collateral” includes substantially all presently owned and after-acquired accounts receivable, inventory, rights of unpaid vendors with respect to inventory, deposit accounts, commodity accounts, securities accounts and lock boxes, investment property, cash and cash equivalents, and general intangibles, books and records, supporting obligations and documents and related letters of credit, commercial tort claims or other claims related to and proceeds of each of the foregoing. “Notes Collateral” includes all collateral that is not ABL Collateral.

The Revolving facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the Revolving facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $180.0 million as of December 31, 2023.

Senior Secured Notes due 2030

As of December 31, 2023, we have $550.0 million outstanding in aggregate principal amount of the 2030 notes, which mature on March 1, 2030. Interest accrues on the 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

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

The terms of the 4.25% 2032 notes and the 6.375% 2032 notes are governed by the indentures, dated as of July 23, 2021, and June 15, 2022 (collectively the “2032 Indentures”), respectively, contain consistent terms and are among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

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

As of December 31, 2023, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2023, were as follows:

(in thousands)
2024	—
2025	—
2026	—
2027	—
2028	464,000
Thereafter	2,550,000
Total long-term debt	$3,014,000

9. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following as of December 31:

	2023	2022
	(in thousands)
Assets
Operating lease right-of-use assets, net	$502,184	$485,704
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	2,714	4,398
Total right-of-use assets	$504,898	$490,102
Liabilities
Current
Current portion of operating lease liabilities	$98,217	$100,758
Current portion of finance lease liabilities (included in current maturities of long-term debt)	1,184	2,122
Noncurrent
Noncurrent portion of operating lease liabilities	434,081	404,463
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	1,113	1,983
Total lease liabilities	$534,595	$509,326

Total lease costs consisted of the following for the years ended December 31:

	2023	2022	2021
	(in thousands)
Operating lease costs (1)	$144,243	$144,755	$133,009
Finance lease costs:
Amortization of finance lease right-of-use assets	2,089	1,876	2,166
Interest on finance lease liabilities	201	179	360
Variable lease costs	34,408	30,590	27,276
Total lease costs	$180,941	$177,400	$162,811

(1) Includes short-term lease costs and sublease income which were not material for all periods presented.

Future maturities of lease liabilities as of December 31, 2023, were as follows:

	Finance Leases	Operating Leases
	(in thousands)
2024	$1,280	$123,916
2025	524	110,294
2026	269	95,736
2027	222	80,894
2028	132	69,874
Thereafter	54	169,274
Total lease payments	2,481	649,988
Less: amount representing interest	(184)	(117,690)
Present value of lease liabilities	2,297	532,298
Less: current portion	(1,184)	(98,217)
Long-term lease liabilities, net of current portion	$1,113	$434,081

Weighted average lease terms and discount rates as of December 31 were as follows:

	2023	2022
Weighted average remaining lease term (years)
Operating leases	6.6	6.4
Finance leases	2.8	2.6
Weighted average discount rate
Operating leases	6.0%	5.6%
Finance leases	6.1%	5.7%

The following table presents cash paid for amounts included in the measurement of lease liabilities for the years ended December 31:

	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127,562	$125,311	$118,314
Operating cash flows from finance leases	201	179	360
Financing cash flows from finance leases	2,214	1,844	2,709

Our lease agreements do not impose any significant restrictions or covenants on us. As of December 31, 2023, we do not have any material leases that have been signed but have not yet commenced and are not reflected on our consolidated balance sheet. Leases with related parties are not significant as of and for the years ended December 31, 2023, 2022 and 2021.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 115 individual property lease agreements with a single lessor as of December 31, 2023. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of December 31, 2023, other finance obligations consist of $193.0 million, with cash payments of $20.9 million for the year ended December 31, 2023. These other finance obligations are included on the consolidated balance sheets as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheets.

Future maturities for other finance obligations as of December 31, 2023, were as follows:

(in thousands)
2024	$16,408
2025	16,408
2026	16,139
2027	16,073
2028	16,087
Thereafter	120,439
Total	$201,554

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), as amended, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. As of December 31, 2023, the Company had reserved 15.1 million shares of common stock for the grant of awards under the 2014 Plan, subject to adjustment as provided by the 2014 Plan. All shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards. Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four-year period or cliff vest after a period of three to four years. As of December 31, 2023, 7.6 million shares were available for issuance under the 2014 Plan. If it is assumed that shares will be issued at the target vesting amount for outstanding RSUs with variable payout provisions, an additional 0.5 million shares would be included in the shares available for future issuance under the 2014 Plan.

Previous Incentive Plans

We were authorized to issue shares of common stock pursuant to awards granted in various forms under our 1998 Stock Incentive Plan, 2005 Equity Incentive Plan, and 2007 Incentive Plan. No further grants will be made under these plans and all remaining awards granted under these plans are fully vested and exercisable.

Stock Options

The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2022	130	$9.41
Exercised	(73)	$9.05
Forfeited	—	$—
Outstanding at December 31, 2023	57	$9.88	1.6	$8,996
Exercisable at December 31, 2023	$57	$9.88	1.6	$8,996

The outstanding options at December 31, 2023, include 47,000 options under the 2014 plan, 3,000 options under the 2007 Plan, and 7,000 options under the 1998 Plan. There were no outstanding options at December 31, 2023, under the 2005 Plan. As of December 31, 2023, all outstanding options under the 2014 Plan, the 2007 Plan, and the 1998 Plan were exercisable. There were no options granted during the years ended December 31, 2023, 2022 or 2021. There were no options vested during the years ended December 31, 2023, and 2022. The total fair value of options vested during the year ended December 31, 2021, was $0.1 million. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 were $9.0 million, $3.6 million and $7.0 million, respectively. Vesting of all our stock options was contingent solely on continuous employment over the requisite service period.

Restricted Stock Units

The total outstanding RSUs at December 31, 2023, include 1.5 million units granted under the 2014 Plan.

Time Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2023:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2022	1,224	$48.78
Granted	515	$87.05
Vested	(578)	$43.77
Forfeited	(43)	$65.93
Nonvested at December 31, 2023	1,118	$68.35

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2023, 2022 and 2021 was $87.05, $62.46, and $47.36, respectively.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan, that generally vest based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The following table summarizes activity for these RSUs for the year ended December 31, 2023:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2022	493	$42.59
Granted	183	$88.48
Performance & market achievement adjustment (1)	247	$23.18
Vested	(497)	$24.75
Forfeited	(20)	$64.43
Nonvested at December 31, 2023	406	$72.22

(1) Represents RSUs granted prior to 2023 for which the performance and market achievement period was completed in 2023, resulting in incremental unit awards granted. These incremental awards are also included in the amount vested in 2023.

The weighted average grant date fair value of RSUs for which vesting is subject to performance, market and service conditions granted during the years ended December 31, 2023, 2022 and 2021 was $88.48, $70.77 and $41.62, respectively.

Our results of operations include stock compensation expense of $48.5 million, $31.3 million and $31.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $16.3 million, $16.2 million and $8.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $37.6 million, $29.0 million and $22.9 million, respectively.

As of December 31, 2023, there was $65.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

11. Income Taxes

The components of income tax expense were as follows for the years ended December 31:

	2023	2022	2021
	(in thousands)
Current:
Federal	$468,635	$789,465	$475,737
State	77,475	125,460	84,967
	546,110	914,925	560,704
Deferred:
Federal	(82,150)	(73,016)	(33,803)
State	(20,311)	(19,445)	(770)
	(102,461)	(92,461)	(34,573)
Income tax expense	$443,649	$822,464	$526,131

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2023	2022
	(in thousands)
Deferred tax assets related to:
Operating lease liabilities	$125,622	$119,232
Accrued expenses	36,719	33,146
Insurance reserves	34,556	33,824
Operating loss and credit carryforwards	13,408	14,221
Inventories	13,132	14,965
Accounts receivable	10,338	16,480
Stock-based compensation expense	8,643	5,696
Other	7,813	4,751
Total deferred tax assets	250,231	242,315
Deferred tax liabilities related to:
Property, plant and equipment	(166,799)	(158,173)
Goodwill and other intangible assets	(121,052)	(231,223)
Operating lease right-of-use assets	(118,515)	(114,626)
Prepaid expenses	(11,064)	(7,953)
Total deferred tax liabilities	(417,430)	(511,975)
Net deferred tax liability	$(167,199)	$(269,660)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below for the years ended December 31:

	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.3	2.3	3.2
Stock-based compensation windfall benefit	(0.8)	(0.5)	(0.4)
Permanent difference - 162(m) limitation	0.5	0.3	0.3
Permanent difference - credits	(0.6)	(0.2)	(0.9)
Permanent difference - other	0.2	—	0.2
Other	(0.2)	0.1	—
	22.4%	23.0%	23.4%

We have $38.8 million of state net operating loss carryforwards and $0.6 million of state tax credit carryforwards expiring at various dates through 2036. We also have $53.5 million of federal net operating loss carryforwards expiring at various dates through 2034. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryforward period. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. As of December 31, 2023, or 2022, we carried no valuation allowances against our net deferred tax assets.

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

The balance for uncertain tax positions, excluding penalties and interest, was $19.2 million and $16.3 million as of December 31, 2023, and 2022, respectively, with $2.9 million, $1.8 million, and $5.3 million recorded in the Company’s consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2023, 2022 or 2021.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and in very limited situations, foreign jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2018. We are currently under IRS audit for various aspects of our 2019 and 2020 tax years. We report income-based tax in 41 states with various years open to examination.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released Model Global Anti-Base Erosion rules under Pillar Two. These rules provide for the taxation of large multinational corporations at a minimum rate of 15%, calculated on a jurisdictional basis. Countries in which we operate are expected to enact legislation to implement aspects of the Pillar Two rules beginning in 2024, with certain remaining impacts to be effective from January 1, 2025. We do not currently anticipate that Pillar Two legislation will have a material impact on our consolidated financial statements, but we will continue to monitor future legislation and any additional guidance that is issued.

12. Employee Benefit Plans

We maintain active defined contribution 401(k) plans under which our employees are eligible to participate in the plan subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $36.5 million, $36.4 million and $30.2 million in 2023, 2022 and 2021, respectively, for contributions to the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts and subject to the normal risks of participating in these types of plans, including potentially being required to pay that plan an amount to stop participating (“withdrawal liability”). Contributions to the plans for the years ended December 31, 2023, 2022 and 2021 were not significant.

13. Commitments and Contingencies

As of December 31, 2023, we had outstanding letters of credit totaling $70.3 million under our Revolving facility that principally support our self-insurance programs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls Evaluation and Related CEO and CFO Certifications. Our management, with the participation of our CEO and principal financial officer (“CFO”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2023, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 4, 2024 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Both of these policies are listed as exhibits to this annual report on Form 10-K and can be found in the “Investors” section of our corporate website at: www.bldr.com.

Stockholders may request a free copy of these policies by contacting the Corporate Secretary, Builders FirstSource, Inc., 6031 Connection Drive, Suite 400, Irving, Texas 75309, United States of America.

In addition, within four business days of:

•
Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that applies to our chief executive officer, chief financial officer or chief accounting officer as it relates to one or more of the items set forth in Item 406(b) of Regulation S-K; or
•
The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K,

We will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our website at the Internet address above, and such information will be available on our website for at least a 12-month period. In addition, we will disclose on our website at the Internet address above any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 4, 2024, under the captions “Executive Compensation and Other Information,” “Director Compensation — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on June 4, 2024, under the caption “Securities Owned by Directors, Executive Officers, and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 4, 2024, under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held June 4, 2024, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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
2.1

Agreement and Plan of Merger, dated August 26, 2020, by and among Builders FirstSource, Inc., BMC Stock Holdings, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2022, File Number 001-40620)

4.1

Indenture, dated as of February 11, 2020, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

4.2

Indenture, dated as of July 23, 2021, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2021, File Number 001-40620)

4.3

Second Supplemental Indenture, dated as of January 21, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2022, File Number 001-40620)

4.4

Indenture, dated as of June 15, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2022, File Number 001-40620)

4.5*	Description of Capital Stock
10.1+

Amended and Restated ABL Credit Agreement, dated as of July 31, 2015, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.2

Amendment No. 1 to Credit Agreement, dated as of March 22, 2017, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2017, File Number 0-51357)

10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2019, File Number 0-51357)

10.4

Amendment No. 3 to Credit Agreement, dated as of January 29, 2021, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3 2021, File Number 0-51357)

10.5

Amendment No. 4 to Credit Agreement, dated as of December 17, 2021, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2021, File Number 001-40620)

10.6

Amendment No. 5 to Credit Agreement, dated as of February 4, 2022, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2022, File Number 001-40620)

10.7

Amendment No. 6 to Credit Agreement, dated as of January 17, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2023, File Number 001-40620)

10.8

Amendment No. 7 to Credit Agreement, dated as of April 3, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 3, 2023, File Number 001-40620)

10.9

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.10

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.10

Notes Collateral Agreement, dated as of May 30, 2019, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.12

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.13

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.14+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.15+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.16+

Second Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51351)

10.17+

2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, File Number 0-51357)

10.19*	Builders FirstSource, Inc. Director Compensation Policy

10.20+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.21+

Builders FirstSource, Inc. Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, File Number 001-40620)

14.1

Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

14.2

Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

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

97.1*	Compensation Recoupment Policy
101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on February 22, 2024, formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (ii) Consolidated Balance Sheets at December 31, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, has been formatted in Inline XBRL.

* Filed herewith

** Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Dave Rush, our Chief Executive Officer, and Peter M. Jackson, our Chief Financial Officer.

+ Indicates a management contract or compensatory plan or arrangement

(b) A list of exhibits filed, furnished or incorporated by reference with this Form 10-K is provided above under Item 15(a)(3) of this report. Builders FirstSource, Inc. will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to Timothy D. Johnson, Executive Vice President, General Counsel and Corporate Secretary, 6031 Connection Drive, Suite 400, Irving, Texas 75039.

(c) Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2024

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

Signature	Title	Date

/s/ DAVE RUSH	Chief Executive Officer and Director	February 22, 2024
Dave Rush	(Principal Executive Officer)

/s/ PETER M. JACKSON	Executive Vice President and Chief Financial Officer	February 22, 2024
Peter M. Jackson	(Principal Financial Officer)

/s/ JAMI BECKMANN	Senior Vice President and Chief Accounting Officer	February 22, 2024
Jami Beckmann	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	February 22, 2024
Paul S. Levy

/s/ MARK ALEXANDER	Director	February 22, 2024
Mark Alexander

/s/ CORY J. BOYDSTON	Director	February 22, 2024
Cory J. Boydston

/s/ DIRKSON R. CHARLES	Director	February 22, 2024
Dirkson R. Charles

/s/ CLEVELAND A. CHRISTOPHE	Director	February 22, 2024
Cleveland A. Christophe

/s/ WILLIAM B. HAYES	Director	February 22, 2024
William B. Hayes

/s/ BRETT N. MILGRIM	Director	February 22, 2024
Brett N. Milgrim

/s/ JAMES O’LEARY	Director	February 22, 2024
James O’Leary

/s/ CRAIG A. STEINKE
Craig A. Steinke	Director	February 22, 2024