Form 10-Q
period 2024-03-31
Builders FirstSource, Inc.
filed 2024-05-07
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of May 1, 2024, was 122,057,169.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Net sales	$3,891,352	$3,883,314
Cost of sales	2,591,498	2,511,914
Gross margin	1,299,854	1,371,400
Selling, general and administrative expenses	926,257	904,217
Income from operations	373,597	467,183
Interest expense, net	48,336	42,108
Income before income taxes	325,261	425,075
Income tax expense	66,480	91,289
Net income	$258,781	$333,786

Net income per share:
Basic	$2.12	$2.44
Diluted	$2.10	$2.41
Weighted average common shares:
Basic	121,972	137,074
Diluted	123,371	138,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$697,475	$66,156
Accounts receivable, less allowances of $48,647 and $42,488, respectively	1,394,667	1,436,917
Other receivables	200,471	290,310
Inventories, net	1,356,907	1,228,265
Contract assets	173,315	165,677
Other current assets	120,453	113,403
Total current assets	3,943,288	3,300,728
Property, plant and equipment, net	1,836,134	1,803,824
Operating lease right-of-use assets, net	509,756	502,184
Goodwill	3,582,857	3,556,556
Intangible assets, net	1,242,381	1,298,173
Other assets, net	54,027	37,987
Total assets	$11,168,443	$10,499,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,024,983	$881,384
Accrued liabilities	483,942	717,528
Contract liabilities	172,517	162,659
Current portion of operating lease liabilities	97,254	98,217
Current maturities of long-term debt	2,803	3,649
Total current liabilities	1,781,499	1,863,437
Noncurrent portion of operating lease liabilities	444,599	434,081
Long-term debt, net of current maturities, discounts and issuance costs	3,701,479	3,177,411
Deferred income taxes	158,832	167,199
Other long-term liabilities	125,326	124,973
Total liabilities	6,211,735	5,767,101
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 122,049 and 121,857 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	1,220	1,219
Additional paid-in capital	4,256,122	4,270,948
Retained earnings	699,366	460,184
Total stockholders' equity	4,956,708	4,732,351
Total liabilities and stockholders' equity	$11,168,443	$10,499,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$258,781	$333,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,381	136,549
Deferred income taxes	(8,368)	(21,469)
Stock-based compensation expense	16,900	11,026
Other non-cash adjustments	179	1,645
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	136,636	108,561
Inventories	(126,707)	101,745
Contract assets	(7,638)	7,583
Other current assets	(7,048)	8,143
Other assets and liabilities	(16,664)	1,734
Accounts payable	143,616	139,545
Accrued liabilities	(222,715)	(174,994)
Contract liabilities	9,834	527
Net cash provided by operating activities	317,187	654,381
Cash flows from investing activities:
Cash used for acquisitions	(58,705)	(78,970)
Purchases of property, plant and equipment	(93,212)	(105,645)
Proceeds from sale of property, plant and equipment	3,567	5,755
Cash used for equity investments	(2,686)	—
Net cash used in investing activities	(151,036)	(178,860)
Cash flows from financing activities:
Borrowings under revolving credit facility	422,000	801,000
Repayments under revolving credit facility	(886,000)	(584,000)
Proceeds from long-term debt and other loans	1,000,000	—
Repayments of long-term debt and other loans	(879)	(1,048)
Payments of loan costs	(12,529)	(1,180)
Payment of acquisition-related deferred and contingent consideration	(8,900)	—
Tax withholdings on and exercises of equity awards	(31,723)	(22,538)
Repurchase of common stock	(16,801)	(603,793)
Net cash provided by (used in) financing activities	465,168	(411,559)
Net change in cash and cash equivalents	631,319	63,962
Cash and cash equivalents at beginning of period	66,156	80,445
Cash and cash equivalents at end of period	$697,475	$144,407

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,628	$50,309
Cash paid for income taxes	2,747	3,548
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$279	$5,600
Accrued purchases of property, plant and equipment	6,395	3,991
Right-of-use assets obtained in exchange for operating lease obligations	29,719	20,869
Amounts accrued related to repurchases of common stock	2,800	68,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566
Vesting of restricted stock units	687	7	(7)	—	—
Stock-based compensation expense	—	—	11,026	—	11,026
Repurchase of common stock (1)	(7,546)	(75)	—	(627,533)	(627,608)
Exercise of stock options	38	—	315	—	315
Shares withheld for restricted stock units vested	(276)	(3)	(22,850)	—	(22,853)
Net income	—	—	—	333,786	333,786
Balance at March 31, 2023	131,767	$1,318	$4,246,151	$409,763	$4,657,232

Balance at December 31, 2023	121,857	$1,219	$4,270,948	$460,184	$4,732,351
Vesting of restricted stock units	438	4	(4)	—	—
Stock-based compensation expense	—	—	16,900	—	16,900
Repurchase of common stock (2)	(97)	(1)	—	(19,599)	(19,600)
Exercise of stock options	21	0	151	—	151
Shares withheld for restricted stock units vested	(169)	(3)	(31,873)	—	(31,876)
Net income	—	—	—	258,781	258,781
Balance at March 31, 2024	122,049	$1,220	$4,256,122	$699,366	$4,956,708

1.
During the three months ended March 31, 2023, we repurchased and retired 7.5 million shares of our common stock for $627.6 million, inclusive of applicable fees and taxes, at an average price of $83.17 per share.
2.
During the three months ended March 31, 2024, we repurchased and retired 0.1 million shares of our common stock for $19.6 million, inclusive of applicable fees and taxes, at an average price of $202.67 per share.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 570 locations in 43 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

The condensed consolidated balance sheet as of December 31, 2023, is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This condensed consolidated balance sheet as of December 31, 2023, and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2023, included in our most recent annual report on Form 10-K for fiscal year 2023 (“2023 Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2023 Form 10-K.

The accounting policies of our operating segments are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2023 Form 10-K. Since the Company operates in one reportable segment, the primary measures reviewed by our CEO, whom we have determined to be our chief operating decision maker, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements.

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

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are recorded as other assets, net in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2024, and are not considered significant to the Company.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including changing the composition of our product categories, amounts presented as repurchases of common stock and tax withholdings on and exercises of equity awards, and amounts reported as borrowings under revolving credit facility and repayments under revolving credit facility. Prior period amounts related to product categories as disclosed in Note 3 have been reclassified to conform to the current year presentation.

The prior period amounts in the Condensed Consolidated Statements of Cash Flows for borrowings and repayments under the revolving credit facility have been reclassified to conform to the current year presentation. This change to reflect net amounts rather than gross amounts, resulted in a $466.0 million reduction in both borrowings under the revolving credit facility and repayments under the revolving credit facility. Additionally, the prior period amounts related to tax withholdings on equity awards have been reclassified from repurchases of common stock and combined with exercises of stock options to conform to the present year presentation. Reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, financing cash flows, or total cash flows as previously reported.

Recent Accounting Pronouncements

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

2. Business Combinations

During the first three months of 2024, we acquired certain assets and the operations of Quality Door & Millwork, Inc. (“Quality Door”) and Hanson Truss Components, Inc. (“Hanson Truss”) for a combined total of approximately $59.0 million. Quality Door is a millwork distributor, serving Idaho markets in the Boise and Idaho Falls areas. Hanson Truss produces trusses, serving the areas of Northern California and Western Nevada.

During the first three months of 2023, we acquired certain assets and operations of Noltex Holdings, Inc. and affiliates (“Noltex”) for $84.6 million. Noltex manufactures trusses and provides building components to the single and multi-family markets, serving Texas markets in the Dallas-Fort Worth, San Antonio, Houston, Lubbock, and Midland areas.

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

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended March 31, 2024, and March 31, 2023:

	Total Acquisitions
	2024	2023
	(in thousands)
Accounts receivable	$4,546	$—
Inventories	1,935	11,712
Other current assets	5	—
Property, plant and equipment	2,857	8,021
Operating lease right-of-use assets	2,888	4,438
Finance lease right-of-use assets	—	528
Goodwill	26,301	38,501
Intangible assets	24,089	26,700
Other assets	—	126
Total assets	$62,621	$90,026

Accounts payable	$702	$—
Accrued liabilities	23	—
Contract liabilities	24	490
Operating lease liabilities	2,888	4,438
Finance lease liabilities	—	528
Total liabilities	$3,637	$5,456

Total purchase consideration	58,984	84,570
Less: accrued contingent consideration and purchase price adjustments	(279)	(5,600)
Total cash consideration	$58,705	$78,970

3. Revenue

The following table disaggregates our sales by product category:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Lumber & lumber sheet goods	$980,567	$872,140
Manufactured products	979,124	1,080,617
Windows, doors & millwork	1,030,148	1,038,036
Specialty building products & services	901,513	892,521
Net sales	$3,891,352	$3,883,314

We reclassified net sales of $54.0 million into the Specialty building products and services product category for the three months ended March 31, 2023, to conform to the current year presentation.

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

Through March 31, 2024, and 2023, we recognized as revenue approximately 75% and 70% of the contract liabilities balances outstanding as of December 31, 2023, and 2022, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income	$258,781	$333,786

Denominator:
Weighted average shares outstanding, basic	121,972	137,074
Dilutive effect of options and RSUs	1,398	1,338
Weighted average shares outstanding, diluted	123,371	138,412

Net income per share:
Basic	$2.12	$2.44
Diluted	$2.10	$2.41

Antidilutive and contingent RSUs excluded from diluted EPS	36	1

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2023 (1)	$3,556,556
Acquisitions	26,301
Balance as of March 31, 2024 (1)	$3,582,857

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2024, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of March 31, 2024, no triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,129,819	$(987,294)	$2,105,730	$(912,865)
Trade names	64,500	(38,614)	64,500	(36,459)
Non-compete agreements	13,050	(6,825)	13,050	(6,223)
Developed technology	95,600	(27,855)	95,600	(25,160)
Total intangible assets	$2,302,969	$(1,060,588)	$2,278,880	$(980,707)

In connection with the current year acquisitions, we recorded customer relationships intangible assets of $24.1 million. The weighted average useful life of the current year acquired intangible assets is 3.0 years. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three months ended March 31, 2024, and March 31, 2023, we recorded amortization expense in relation to the above-listed intangible assets of $79.9 million and $84.6 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2024 (from April 1, 2024)	$214,524
2025	220,514
2026	192,162
2027	150,048
2028	124,052
Thereafter	341,081
Total future net intangible amortization expense	$1,242,381

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued payroll and other employee related expenses	$196,466	$383,157
Self-insurance reserves	92,049	89,987
Accrued business taxes	62,248	59,110
Accrued interest	30,185	34,537
Accrued rebates payable	22,028	35,921
Amounts accrued for repurchases of common stock	19,788	16,988
Accrued professional services fees	13,589	20,460
Accrued contingent consideration & purchase price adjustments	6,111	43,127
Other	41,478	34,241
Total accrued liabilities	$483,942	$717,528

8. Long-Term Debt

Long-term debt consisted of the following as of:

	March 31, 2024	December 31, 2023
	(in thousands)
Revolving credit facility (1)	$—	$464,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	—
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	192,623	193,048
Finance lease obligations	1,948	2,297
	3,744,571	3,209,345
Unamortized debt discount/premium and debt issuance costs	(40,289)	(28,285)
	3,704,282	3,181,060
Less: current maturities of long-term debt	2,803	3,649
Long-term debt, net of current maturities, discounts and issuance costs	$3,701,479	$3,177,411

(1)
The weighted average interest rate was 8.0% and 7.1% as of March 31, 2024, and December 31, 2023, respectively.

2024 Debt Transactions

On February 29, 2024, the Company completed a private offering of $1.0 billion in aggregate principal amount of 6.375% senior unsecured notes due 2034 (“6.375% 2034 Notes”) at an issue price equal to 100% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the Revolving Facility and for general corporate purposes.

In connection with the issuance of the 6.375% 2034 notes, we incurred $12.8 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 6.375% 2034 notes using the effective interest method.

The 6.375% 2034 Notes mature on March 1, 2034, with interest accruing at a rate of 6.375% per annum and interest payable semi-annually on March 1 and September 1 of each year.

The terms of the 6.375% 2034 Notes are governed by the indenture, dated as of February 29, 2024 (“2034 Indenture”). The 2034 Indenture contains consistent terms and are among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

The 6.375% 2034 Notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s direct and indirect wholly-owned subsidiaries (the “Guarantors”) that guarantee the Revolving Facility, the 5.000% senior notes due 2030 (the “5.00% 2030 Notes”), the 4.250% senior notes due 2032 (the “4.25% 2032 Notes”) and the 6.375% senior notes due 2032 (the “6.375% 2032 Notes” and, collectively with the 5.00% 2030 Notes and the 4.25% 2032 Notes, the “Existing Notes”).

The 6.375% 2034 Notes constitute senior unsecured obligations of the Company and Guarantors, pari passu in right of payment, with all of the existing and future senior indebtedness of the Company, including indebtedness under the Revolving Facility and the Existing Notes effectively subordinated to all existing and future secured indebtedness of the Company and the Guarantors (including indebtedness under the Revolving Facility) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 6.375% 2034 Notes.

The 2034 Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

The Company may redeem the 6.375% 2034 Notes within five years from the date of issuance, in whole or in part, at a redemption price equal to 100% of the principal amount of the 6.375% 2034 Notes plus the “applicable premium” set forth in the 2034 Indenture. The Company may, within three years of the date of issuance, redeem up to 40% of the aggregate principal amount of the 6.375% 2034 Notes with the net cash proceeds of one or more equity offerings at 106.375% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. After the five-year period from original issuance, the Company may redeem the 6.375% 2034 Notes at the redemption prices set forth in the 2034 Indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of the 6.375% 2034 Notes may require it to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Company’s Revolving Facility and other outstanding senior unsecured notes are discussed in more detail in our 2023 Form 10-K.

Fair Value

As of March 31, 2024, and December 31, 2023, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our Existing Notes, the 6.375% 2034 Notes, and Revolving Facility at amortized cost. The fair values of the 5.00% 2030 Notes, 4.25% 2032 Notes, 6.375% 2032 Notes, and 6.375% 2034 Notes at March 31, 2024, were approximately $525.5 million, $1.2 billion, $711.3 million, and $1.0 billion, respectively, which were determined using Level 2 inputs based on market prices.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2024.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first three months of 2024, our board of directors granted 246,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and four years. The weighted average grant date fair value for these RSUs was $189.36 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first three months of 2024, our board of directors granted 81,000 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $202.84 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

Expected volatility (Company)	43.8%
Expected volatility (peer group median)	30.5%
Correlation between the Company and peer group median	0.5
Expected dividend yield	0.0%
Risk-free rate	4.5%

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	2.5	2.5
Stock-based compensation windfall benefit	(4.4)	(2.3)
Permanent differences and other	1.3	0.3
	20.4%	21.5%

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

11. Commitments and Contingencies

As of March 31, 2024, we had outstanding letters of credit totaling $66.5 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Subsequent Events

Business Combinations

Subsequent to March 31, 2024, we completed a transaction to acquire certain assets and the operations of Schoeneman’s Building Materials who manufactures trusses and distributes building material products in the Sioux Falls, South Dakota area. The accounting for this business combination has not been completed at the date of this filing given the proximity of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our 2023 Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital strategies, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, consumer confidence, labor and supply shortages, and also lumber and other commodity prices. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s 2023 Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 570 locations in 43 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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

RECENT DEVELOPMENTS

Business Combinations

During the period, we completed the acquisitions of Quality Door and Hanson Truss for an aggregate purchase price of approximately $59.0 million. These acquisitions further expand our market footprint and provide additional operations in our value-add product categories. These transactions are described in further detail in Note 2 to these condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

Under share repurchase programs authorized by the board of directors since August 2021, the Company has repurchased a total of 87.2 million shares of common stock, or 42.2% of the Company’s total shares outstanding, at an average price of $70.42, inclusive of applicable fees and taxes. During the three months ended March 31, 2024, the Company repurchased 0.1 million shares at a weighted average price of $202.67 per share, inclusive of applicable fees and taxes, for a total cost of $19.6 million. On February 22,

2024, the board of directors approved a new $1.0 billion share repurchase authorization, inclusive of the $0.2 billion remaining outstanding in the prior share repurchase plan authorized in April 2023. At March 31, 2024, the Company had $980.4 million in authorized share repurchases remaining.

Debt Transaction

On February 29, 2024, the Company completed a private offering of $1.0 billion in aggregate principal amount of the 6.375% 2034 Notes at an issue price equal to 100% of par value. The Company used the net proceeds from the offering to repay indebtedness outstanding under our Revolving Facility and pay related transaction fees and expenses.

This transaction is described in Note 8 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call its notes, repay debt, repurchase shares of its common stock or otherwise enter into transactions regarding its capital structure.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.3 million for the first quarter of 2024, an increase of 1.3% compared to the first quarter of 2023. Actual U.S. single-family starts for the first quarter of 2024 were 0.2 million, an increase of 27.0% compared to the first quarter of 2023. A composite of third-party sources, including the National Association of Home Builders, are forecasting 1.4 million U.S. total housing starts and 1.0 million U.S single-family housing starts for 2024, which is relatively flat and an increase of 4.4%, respectively, from 2023. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 1.3% in 2024 compared to 2023.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	66.6%	64.7%
Gross margin	33.4%	35.3%
Selling, general and administrative expenses	23.8%	23.3%
Income from operations	9.6%	12.0%
Interest expense, net	1.2%	1.1%
Income tax expense	1.7%	2.4%
Net income	6.7%	8.5%

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Net Sales. Net sales for the three months ended March 31, 2024, were $3.9 billion, a 0.2% increase over net sales of $3.9 billion for the three months ended March 31, 2023. Net sales from acquisitions increased net sales by 1.9%, partially offset by commodity price deflation of 1.7%, while core organic sales remained flat due to the effect of gains from single-family starts increases being offset by decreases in the multi-family, repair-and-remodel and other segments.

The following table shows net sales classified by product category:

	Three Months Ended March 31,
	2024		2023
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$980.6	25.2%	$872.1	22.5%	12.4%
Manufactured products	979.1	25.2%	1,080.6	27.8%	(9.4)%
Windows, doors & millwork	1,030.1	26.5%	1,038.0	26.7%	(0.8)%
Specialty building products & services	901.6	23.1%	892.6	23.0%	1.0%
Net sales	$3,891.4	100.0%	$3,883.3	100.0%	0.2%

We experienced increased net sales in our lumber and lumber sheet goods due to increased single-family housing starts and acquired locations, with the lumber and lumber sheet goods increase partially offset by commodity deflation. Our manufactured products sales declined primarily due to decreased multi-family activity and commodity price deflation. For the comparable period, specialty building products and services and windows, doors and millwork sales remained relatively flat.

Gross Margin. Gross margin decreased $0.1 billion to $1.3 billion. Our gross margin percentage decreased to 33.4% in the first quarter of 2024 from 35.3% in the first quarter of 2023, a 1.9% decrease. This decrease was attributable to a timing shift in product mix toward lower-margin, early stage homebuilding products, as well as margin normalization, particularly in our multi-family operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22.0 million, or 2.4%, primarily due to additional operating expenses from additional locations acquired within the last twelve months. As a percentage of net sales, selling, general and administrative expenses increased to 23.8%, up from 23.3% in the first quarter of 2023.

Interest Expense, Net. Interest expense was $48.3 million in the first quarter of 2024, an increase of $6.2 million from the first quarter of 2023. The increase was primarily due to higher debt balances with the issuance of the 6.375% 2034 Notes.

Income Tax Expense. We recorded income tax expense of $66.5 million and $91.3 million in the first quarters of 2024 and 2023, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 20.4% in the first quarter of 2024, a decrease from 21.5% in the first quarter of 2023, primarily related to an increase in our stock-based compensation windfall benefit, partially offset by permanent and other differences.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at March 31, 2024, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of:

	March 31, 2024	December 31, 2023
	(in millions)
Accounts receivable availability	$895.4	$923.8
Inventory availability	1,016.7	920.8
Other receivables availability	68.8	65.1
Gross availability	1,980.9	1,909.7
Less:
Agent reserves	(49.2)	(39.8)
Plus:
Cash in qualified accounts	645.3	13.3
Borrowing base	2,577.0	1,883.2
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,800.0
Less:
Outstanding borrowings	-	(464.0)
Letters of credit	(66.5)	(70.3)
Net excess borrowing availability on revolving facility	$1,733.5	$1,265.7

As of March 31, 2024, we did not have any outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.7 billion after being reduced by outstanding letters of credit totaling $66.5 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2024.

Liquidity

Our liquidity at March 31, 2024, was $2.4 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $0.3 billion for the three months ended March 31, 2024, compared to cash provided by operating activities of $0.7 billion for the three months ended March 31, 2023. The decrease in cash provided by operating activities was largely the result of lower net income and an increase in net working capital in the first three months of 2024.

For the three months ended March 31, 2024, the cash used in investing decreased $27.8 million when compared to the prior year primarily due to using $20.3 million less cash for acquisitions and $10.2 million less cash for net purchases of property and equipment.

Cash provided by financing activities was $465.2 million for the three months ended March 31, 2024, which consisted primarily of a net $987.5 million received for the issuance of the 6.375% 2034 Notes, offset by $464.0 million net payments on the Revolving Facility. Cash used in financing activities was $411.6 million for the three months ended March 31, 2023, which consisted primarily of $603.8 million repurchases of common stock, offset by $217.0 million in net borrowings on the Revolving Facility.

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

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5.00% 2030 Notes, 4.25% 2032 Notes, 6.375% 2032 Notes and 6.375% 2034 Notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. We did not have any outstanding borrowings on the Revolving Facility as of March 31, 2024. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2024, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2023 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the first quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2024 — January 31, 2024	205,692	$184.38	—	$200,480,050
February 1, 2024 — February 29, 2024	15,217	183.79	—	1,000,000,000
March 1, 2024 — March 31, 2024	214,691	198.55	96,710	980,399,357
Total	435,600	$191.35	96,710	$980,399,357

(1)
On February 22, 2024, the Company announced that its board of directors authorized the repurchase of $1.0 billion of its shares of common stock, inclusive of the outstanding $0.2 billion remaining outstanding in the prior share repurchase plan authorized in April 2023.

In the first quarter of 2024, 0.1 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors. The remaining 338,890 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2022, File Number 001-40620)

4.1

Indenture, dated as of February 29, 2024, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 29, 2024, File Number 001-40620).

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 7, 2024 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL.

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

May 7, 2024

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2024

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

May 7, 2024