Form 10-Q
period 2024-06-30
Builders FirstSource, Inc.
filed 2024-08-06
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of August 1, 2024, was 116,454,416.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$4,456,340	$4,528,890	$8,347,692	$8,412,204
Cost of sales	2,993,656	2,933,944	5,585,154	5,445,858
Gross margin	1,462,684	1,594,946	2,762,538	2,966,346
Selling, general and administrative expenses	973,201	1,017,874	1,899,458	1,922,091
Income from operations	489,483	577,072	863,080	1,044,255
Interest expense, net	52,016	53,016	100,352	95,124
Income before income taxes	437,467	524,056	762,728	949,131
Income tax expense	93,377	119,437	159,857	210,726
Net income	$344,090	$404,619	$602,871	$738,405

Net income per share:
Basic	$2.89	$3.19	$5.00	$5.59
Diluted	$2.87	$3.16	$4.95	$5.54
Weighted average common shares:
Basic	119,244	126,977	120,608	132,034
Diluted	120,072	128,066	121,721	133,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$75,569	$66,156
Accounts receivable, less allowances of $45,102 and $42,488, respectively	1,482,336	1,436,917
Other receivables	292,610	290,310
Inventories	1,289,708	1,228,265
Contract assets	190,937	165,677
Other current assets	123,545	113,403
Total current assets	3,454,705	3,300,728
Property, plant and equipment, net	1,895,966	1,803,824
Operating lease right-of-use assets, net	516,828	502,184
Goodwill	3,598,233	3,556,556
Intangible assets, net	1,174,957	1,298,173
Other assets, net	80,498	37,987
Total assets	$10,721,187	$10,499,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,028,355	$881,384
Accrued liabilities	577,342	717,528
Contract liabilities	187,367	162,659
Current portion of operating lease liabilities	96,881	98,217
Current maturities of long-term debt	2,596	3,649
Total current liabilities	1,892,541	1,863,437
Noncurrent portion of operating lease liabilities	452,403	434,081
Long-term debt, net of current maturities, discounts and issuance costs	3,800,897	3,177,411
Deferred income taxes	139,877	167,199
Other long-term liabilities	130,827	124,973
Total liabilities	6,416,545	5,767,101
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 116,451 and 121,857 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively	1,164	1,219
Additional paid-in capital	4,249,572	4,270,948
Retained earnings	53,906	460,184
Total stockholders' equity	4,304,642	4,732,351
Total liabilities and stockholders' equity	$10,721,187	$10,499,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$602,871	$738,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283,736	275,515
Deferred income taxes	(27,322)	(37,902)
Stock-based compensation expense	33,626	23,421
Other non-cash adjustments	15	804
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(36,145)	(179,946)
Inventories	(49,236)	77,277
Contract assets	(25,260)	(6,815)
Other current assets	(10,038)	25,652
Other assets and liabilities	(32,607)	(13,815)
Accounts payable	141,816	260,972
Accrued liabilities	(136,789)	(113,695)
Contract liabilities	24,604	(4,166)
Net cash provided by operating activities	769,271	1,045,707
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(132,918)	(90,559)
Purchases of property, plant and equipment	(181,319)	(231,110)
Proceeds from sale of property, plant and equipment	6,298	9,858
Cash used for equity investments	(7,686)	—
Net cash used in investing activities	(315,625)	(311,811)
Cash flows from financing activities:
Borrowings under revolving credit facility	897,000	2,801,000
Repayments under revolving credit facility	(1,262,000)	(2,108,000)
Proceeds from long-term debt and other loans	1,000,000	—
Repayments of long-term debt and other loans	(1,767)	(2,112)
Payments of loan costs	(12,829)	(1,897)
Payment of acquisition-related deferred and contingent consideration	(9,522)	—
Tax withholdings on and exercises of equity awards	(54,997)	(32,028)
Repurchase of common stock	(1,000,118)	(1,381,988)
Net cash used in financing activities	(444,233)	(725,025)
Net change in cash and cash equivalents	9,413	8,871
Cash and cash equivalents at beginning of period	66,156	80,445
Cash and cash equivalents at end of period	$75,569	$89,316

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,916	$87,084
Cash paid for income taxes	202,088	296,474
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$(28)	$6,010
Accrued purchases of property, plant and equipment	11,437	7,420
Right-of-use assets obtained in exchange for operating lease obligations	61,243	42,916
Amounts accrued related to repurchases of common stock	—	12,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566
Vesting of restricted stock units	687	7	(7)	—	—
Stock-based compensation expense	—	—	11,026	—	11,026
Repurchase of common stock (1)	(7,546)	(75)	—	(627,533)	(627,608)
Exercise of stock options	38	—	315	—	315
Shares withheld for restricted stock units vested	(276)	(3)	(22,850)	—	(22,853)
Net income	—	—	—	333,786	333,786
Balance at March 31, 2023	131,767	$1,318	$4,246,151	$409,763	$4,657,232
Vesting of restricted stock units	319	3	(3)	—	—
Stock-based compensation expense	—	—	12,395	—	12,395
Repurchase of common stock (1)	(6,970)	(70)	—	(722,625)	(722,695)
Exercise of stock options	16	—	157	—	157
Shares withheld for restricted stock units vested	(100)	(1)	(9,647)	—	(9,648)
Net income	—	—	—	404,619	404,619
Balance at June 30, 2023	125,032	1,250	4,249,053	91,757	4,342,060

Balance at December 31, 2023	121,857	$1,219	$4,270,948	$460,184	$4,732,351
Vesting of restricted stock units	438	4	(4)	—	—
Stock-based compensation expense	—	—	16,900	—	16,900
Repurchase of common stock (2)	(97)	(1)	—	(19,599)	(19,600)
Exercise of stock options	21	—	151	—	151
Shares withheld for restricted stock units vested	(169)	(3)	(31,873)	—	(31,876)
Net income	—	—	—	258,781	258,781
Balance at March 31, 2024	122,049	$1,220	$4,256,122	$699,366	$4,956,708
Vesting of restricted stock units	351	3	(3)	—	—
Stock-based compensation expense	—	—	16,726	—	16,726
Repurchase of common stock (2)	(5,821)	(58)	—	(989,550)	(989,608)
Exercise of stock options	2	—	28	—	28
Shares withheld for restricted stock units vested	(130)	(1)	(23,301)	—	(23,302)
Net income	—	—	—	344,090	344,090
Balance at June 30, 2024	116,451	1,164	4,249,572	53,906	4,304,642

1.
During the three months ended March 31, 2023, and the three months ended June 30, 2023, we repurchased and retired 7.5 million shares and 7.0 million shares of our common stock for $627.6 million and $722.7 million, inclusive of applicable fees and taxes, at an average price of $83.17 and $103.68 per share, respectively.
2.
During the three months ended March 31, 2024, and the three months ended June 30, 2024, we repurchased and retired 0.1 million shares and 5.8 million shares of our common stock for $19.6 million and $989.6 million, inclusive of applicable fees and taxes, at an average price of $202.67 and $170.01 per share, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 580 locations in 43 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are recorded as other assets, net in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2024, and are not considered significant to the Company.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including changing the composition of our product categories, and amounts presented as repurchases of common stock and tax withholdings on and exercises of equity awards. Prior period amounts related to product categories as disclosed in Note 3 have been reclassified to conform to the current year presentation.

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

2. Business Combinations

During the first six months of 2024, we completed the acquisitions of Quality Door & Millwork, Inc. (“Quality Door”), Hanson Truss Components, Inc. (“Hanson Truss”), RPM Wood Products, Inc. (“RPM”), Schoeneman Bros. Company (“Schoeneman”) and TRSMI, LLC (“TRSMI”) for a combined total of approximately $132.9 million, net of cash acquired. Quality Door is a millwork distributor, serving Idaho markets in the Boise and Idaho Falls areas. Hanson Truss produces trusses, serving the areas of northern California and western Nevada. RPM provides a diverse product mix of lumber, windows, doors, millwork and trusses in northeastern Florida. Schoeneman manufacturers trusses and provides building materials and products to eastern South Dakota, and western Iowa. TRSMI manufactures and distributes trusses around the Detroit, Michigan area.

During the first six months of 2023, we completed the acquisitions of Noltex Holdings, Inc. and its affiliates (“Noltex”), Builder’s Millwork Supply (“BMS”), and JB Millworks (“JBM”) for a combined total of $96.6 million. Noltex manufactures trusses and provides building components to the single- and multi-family markets, serving Texas markets in the Dallas-Fort Worth, San Antonio, Houston, Lubbock, and Midland areas. BMS and JBM manufacture and supply millwork and trim in the Anchorage, Alaska and Chattanooga, Tennessee areas, respectively.

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

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended June 30, 2024, and June 30, 2023:

	Total Acquisitions
	2024	2023
	(in thousands)
Cash and cash equivalents	$843	$—
Accounts receivable	11,573	1,508
Inventories	12,207	13,330
Other current assets	105	28
Property, plant and equipment	33,312	9,071
Operating lease right-of-use assets	3,737	8,356
Finance lease right-of-use assets	—	528
Intangible assets	37,705	30,850
Other assets	—	126
Total assets	$99,482	$63,797

Accounts payable	$1,148	$—
Accrued liabilities	2,437	60
Contract liabilities	104	1,250
Operating lease liabilities	3,737	8,355
Finance lease liabilities	—	528
Total liabilities	$7,426	$10,193

Goodwill	41,677	42,965
Total purchase consideration	133,733	96,569
Accrued contingent consideration and purchase price adjustments	28	(6,010)
Less: cash acquired	(843)	—
Total cash consideration	$132,918	$90,559

3. Revenue

The following table disaggregates our sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Lumber & lumber sheet goods	$1,194,847	$1,060,371	$2,175,393	$1,937,231
Manufactured products	1,054,943	1,294,156	2,034,287	2,357,236
Windows, doors & millwork	1,115,340	1,091,905	2,146,067	2,170,400
Specialty building products & services	1,091,210	1,082,458	1,991,945	1,947,337
Net sales	$4,456,340	$4,528,890	$8,347,692	$8,412,204

Due to ongoing system integrations and conversions, our product alignment continues to be refined. We have reclassified prior periods net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for lumber & lumber sheet goods, manufactured products, windows, doors & millwork, and specialty building products & services was 0.1%, 0.5%, -1.2%, and 0.5%, respectively, for the three months ended June 30, 2023, and 0.1%, -1.8%, 1.1%, and 0.9%, respectively, for the six months ended June 30, 2023.

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

Through June 30, 2024, and 2023, we recognized as revenue approximately 86% and 88% of the contract liabilities balances outstanding as of December 31, 2023, and 2022, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income	$344,090	$404,619	$602,871	$738,405

Denominator:
Weighted average shares outstanding, basic	119,244	126,977	120,608	132,034
Dilutive effect of options and RSUs	828	1,089	1,113	1,213
Weighted average shares outstanding, diluted	120,072	128,066	121,721	133,247

Net income per share:
Basic	$2.89	$3.19	$5.00	$5.59
Diluted	$2.87	$3.16	$4.95	$5.54

Antidilutive and contingent RSUs excluded from diluted EPS	280	2	158	2

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2023 (1)	$3,556,556
Acquisitions	41,677
Balance as of June 30, 2024 (1)	$3,598,233

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2024, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of June 30, 2024, no impairment triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the TRSMI business combinations will not be deductible for tax purposes. The $40.9 million of goodwill recognized from the other current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,143,435	$(1,062,881)	$2,105,730	$(912,865)
Trade names	64,500	(40,770)	64,500	(36,459)
Non-compete agreements	13,050	(7,426)	13,050	(6,223)
Developed technology	95,600	(30,551)	95,600	(25,160)
Total intangible assets	$2,316,585	$(1,141,628)	$2,278,880	$(980,707)

In connection with the current year acquisitions, we recorded customer relationships intangible assets of $37.7 million. The weighted average useful life of the current year acquired intangible assets is 2.9 years. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and six months ended June 30, 2024, we recorded amortization expense in relation to the above-listed intangible assets of $81.0 million and $160.9 million, respectively. During the three and six months ended June 30, 2023, we recorded amortization expense in relation to the above-listed intangible assets of $84.8 million and $169.4 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2024 (from July 1, 2024)	$136,763
2025	225,639
2026	196,251
2027	151,170
2028	124,052
Thereafter	341,082
Total future intangible amortization expense	$1,174,957

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued payroll and other employee related expenses	$243,441	$383,157
Self-insurance reserves	100,646	89,987
Accrued business taxes	62,276	59,110
Accrued interest	55,720	34,537
Accrued rebates payable	31,124	35,921
Accrued excise tax for repurchases of common stock	26,078	16,988
Accrued contingent consideration & purchase price adjustments	5,058	43,127
Other	52,999	54,701
Total accrued liabilities	$577,342	$717,528

8. Long-Term Debt

Long-term debt consisted of the following as of:

	June 30, 2024	December 31, 2023
	(in thousands)
Revolving credit facility (1)	$99,000	$464,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	—
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	192,191	193,048
Finance lease obligations	1,600	2,297
	3,842,791	3,209,345
Unamortized debt discount/premium and debt issuance costs	(39,298)	(28,285)
	3,803,493	3,181,060
Less: current maturities of long-term debt	2,596	3,649
Long-term debt, net of current maturities, discounts and issuance costs	$3,800,897	$3,177,411

(1)
The weighted average interest rate was 8.1% and 7.1% as of June 30, 2024, and December 31, 2023, respectively.

2024 Debt Transactions

On February 29, 2024, the Company completed a private offering of $1.0 billion in aggregate principal amount of 6.375% senior unsecured notes due 2034 (“6.375% 2034 Notes”) at an issue price equal to 100% of par value. The net proceeds from the offering were used to pay related transaction fees and expenses, repay indebtedness outstanding under the Revolving Facility and for general corporate purposes.

In connection with the issuance of the 6.375% 2034 Notes, we incurred $12.8 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 6.375% 2034 Notes using the effective interest method.

The 6.375% 2034 Notes are discussed in more detail in our quarterly report on Form 10-Q for the three months ended March 31, 2024. The Company’s Revolving Facility and other outstanding senior unsecured notes are discussed in more detail in our 2023 Form 10-K.

Fair Value

As of June 30, 2024, and December 31, 2023, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 5.00% senior notes due 2030 (the “5.00% 2030 Notes”), 4.25% senior notes due 2032 (the “4.25% 2032 Notes”), 6.375% senior notes due 2032 (the “6.375% 2032 Notes” and collectively with the 4.25% 2032 Notes, the “2032 Notes”), and 6.375% 2034 Notes at amortized cost. The fair values of the 5.00% 2030 Notes, 4.25% 2032 Notes, 6.375% 2032 Notes, and 6.375% 2034 Notes at June 30, 2024, were approximately $518.5 million, $1.1 billion, $702.0 million, and $1.0 billion, respectively, which were determined using Level 2 inputs based on market prices. The carrying value of the Revolving Facility at June 30, 2024, approximates fair value as the rates are comparable to those at which we could currently borrow under similar terms, are variable and incorporate a measure of our credit risk. As such, the fair value of the Revolving Facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2024.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2024, our board of directors granted 266,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $187.38 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2024, our board of directors granted 81,000 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $202.84 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.5	2.6	2.5	2.5
Stock-based compensation windfall benefit	(2.3)	(0.9)	(3.2)	(1.5)
Permanent differences and other	0.1	0.1	0.7	0.2
	21.3%	22.8%	21.0%	22.2%

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

11. Commitments and Contingencies

As of June 30, 2024, we had outstanding letters of credit totaling $66.3 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Subsequent Events

Business Combinations

Subsequent to June 30, 2024, we completed transactions to acquire certain assets and the operations of Western Truss & Components (“Western Truss”) and CRi SoCal (“CRi”). Western Truss manufactures roof and floor trusses, serving central Arizona, while CRi installs windows and doors in the southern California area.

The accounting for these business combinations has not been completed at the date of this filing given the proximity of the acquisition date.

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

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 580 locations in 43 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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

RECENT DEVELOPMENTS

Business Combinations

Through June 30, 2024, we have completed the acquisitions of Quality Door, Hanson Truss, RPM, Schoeneman and TRSMI for an aggregate purchase price of approximately $132.9 million, net of cash acquired. These acquisitions further expand our market footprint and provide additional operations in our value-add product categories. These transactions are described in further detail in Note 2 to these condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

During the six months ended June 30, 2024, the Company repurchased 5.9 million shares at a weighted average price of $170.55 per share, inclusive of applicable fees and taxes, for a total cost of $1.0 billion, which completed the Company’s previously authorized share repurchase plans.

On August 5, 2024, the Company’s board of directors authorized a new repurchase plan of up to $1.0 billion of the Company’s outstanding shares of common stock.

Debt Transaction

On February 29, 2024, the Company completed a private offering of $1.0 billion in aggregate principal amount of the 6.375% 2034 Notes at an issue price equal to 100% of par value. The Company used the net proceeds from the offering to pay related transaction fees and expenses, repay indebtedness outstanding under our Revolving Facility and for general corporate purposes.

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

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the second quarter of 2024, a decrease of 7.1% compared to the second quarter of 2023. Actual U.S. single-family starts for the second quarter of 2024 were 0.3 million, an increase of 7.4% compared to the second quarter of 2023. A composite of third-party sources, including the National Association of Home Builders, are forecasting 1.4 million U.S. total housing starts and 1.0 million U.S single-family housing starts for 2024, which is relatively flat and an increase of 9.0%, respectively, from 2023. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 1.2% in 2024 compared to 2023.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. Low existing homes for sale, builder incentives and modifications to home size and complexity continue to provide some current resiliency for new home sales despite the challenges from higher interest rates and inflation that have impacted demand and affordability for consumers, investors and builders. We believe we are well-positioned to take advantage of favorable long-term industry trends and to strategically increase our market share, both organically and through acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2%	64.8%	66.9%	64.7%
Gross margin	32.8%	35.2%	33.1%	35.3%
Selling, general and administrative expenses	21.8%	22.5%	22.8%	22.8%
Income from operations	11.0%	12.7%	10.3%	12.5%
Interest expense, net	1.2%	1.2%	1.2%	1.1%
Income tax expense	2.1%	2.6%	1.9%	2.5%
Net income	7.7%	8.9%	7.2%	8.9%

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Net Sales. Net sales for the three months ended June 30, 2024, were $4.5 billion, a 1.6% decrease from net sales for the three months ended June 30, 2023. Core organic sales decreased net sales by 3.8%, primarily due to a continued downward trend in the multi-family customer segment partially offset by increases in the single-family and repair and remodel and other customer segments, while net sales from acquisitions and commodity price inflation increased net sales by 1.9% and 0.3%, respectively.

The following table shows net sales classified by product category:

	Three Months Ended June 30,
	2024		2023
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,194.8	26.8%	$1,060.4	23.4%	12.7%
Manufactured products	1,054.9	23.7%	1,294.2	28.6%	(18.5)%
Windows, doors & millwork	1,115.4	25.0%	1,091.9	24.1%	2.2%
Specialty building products & services	1,091.2	24.5%	1,082.4	23.9%	0.8%
Net sales	$4,456.3	100.0%	$4,528.9	100.0%	(1.6)%

We experienced increased net sales in our lumber and lumber sheet goods due to increased single-family housing starts and commodity inflation. Our manufactured products sales declined as multi-family continues to trend downward. For the comparable period, specialty building products and services and windows, doors and millwork sales remained relatively flat.

Gross Margin. Gross margin decreased $0.1 billion to $1.5 billion. Our gross margin percentage decreased to 32.8% in the second quarter of 2024 from 35.2% in the second quarter of 2023, a 2.4% decrease. This decrease was attributable to margin normalization, particularly in our multi-family operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $44.7 million, or 4.4%, and as a percentage of net sales decreased to 21.8%, down from 22.5% in the second quarter of 2023. This decrease was primarily due to lower variable compensation.

Interest Expense, Net. Interest expense was $52.0 million in the second quarter of 2024, a decrease of $1.0 million from the second quarter of 2023. The decrease was due to interest income received during the period, partially offset by higher interest expense on higher average debt balances.

Income Tax Expense. We recorded income tax expense of $93.4 million and $119.4 million in the second quarters of 2024 and 2023, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 21.3% in the second quarter of 2024, a decrease from 22.8% in the second quarter of 2023, primarily related to an increase in our stock-based compensation windfall benefit.

Six Months ended June 30, 2024 Compared with the Six Months ended June 30, 2023

Net Sales. Net sales for the six months ended June 30, 2024, were $8.3 billion, a 0.8% decrease over net sales of $8.4 billion for the six months ended June 30, 2023. Core organic sales decreased net sales by 2.1%, primarily due to a continued downward trend in the multi-family customer segment partially offset by an increase in the single-family customer segment, while commodity price deflation decreased net sales by an additional 0.6%. These decreases were partially offset by increased net sales from acquisitions of 1.9%.

The following table shows net sales classified by product category:

	Six Months Ended June 30,
	2024		2023
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$2,175.4	26.1%	$1,937.2	23.0%	12.3%
Manufactured products	2,034.3	24.4%	2,357.2	28.0%	(13.7)%
Windows, doors & millwork	2,146.1	25.7%	2,170.4	25.8%	(1.1)%
Specialty building products & services	1,991.9	23.8%	1,947.4	23.2%	2.3%
Net sales	$8,347.7	100.0%	$8,412.2	100.0%	(0.8)%

We experienced increased net sales in our lumber and lumber sheet goods primarily due to increased single-family housing starts and acquired locations. Our manufactured products sales declined as multi-family continues to trend downward. For the comparable period, specialty building products and services and windows, doors and millwork sales remained relatively flat.

Gross Margin. Gross margin decreased $0.2 billion to $2.8 billion, and our gross margin percentage decreased to 33.1% for the six months ended June 30, 2024, from 35.3% in the six months ended June 30, 2023, a 2.2% decrease. This decrease was attributable to margin normalization, particularly in our multi-family operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $22.6 million, or 1.2%. This decrease was primarily due to decreased variable compensation, partially offset by additional operating expenses from locations acquired within the last twelve months. As a percentage of net sales, selling, general and administrative expenses remained flat at 22.8% for the six months ended June 30, 2024 and 2023.

Interest Expense, Net. Interest expense was $100.4 million in the six months ended June 30, 2024, an increase of $5.2 million from the six months ended June 30, 2023. Interest expense increased primarily due to higher debt balances partially offset by interest income received in the second quarter of 2024.

Income Tax Expense. We recorded income tax expense of $159.9 million and $210.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 21.0% in the first six months ended June 30, 2024, a decrease from 22.2% in the first six months ended June 30, 2023, primarily related to an increase in our stock-based compensation windfall benefit, partially offset by permanent and other differences.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at June 30, 2024, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of:

	June 30, 2024	December 31, 2023
	(in millions)
Accounts receivable availability	$953.6	$923.8
Inventory availability	960.2	920.8
Other receivables availability	81.2	65.1
Gross availability	1,995.0	1,909.7
Less:
Agent reserves	(44.1)	(39.8)
Plus:
Cash in qualified accounts	9.0	13.3
Borrowing base	1,959.9	1,883.2
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,800.0
Less:
Outstanding borrowings	(99.0)	(464.0)
Letters of credit	(66.3)	(70.3)
Net excess borrowing availability on revolving facility	$1,634.7	$1,265.7

As of June 30, 2024, we had $99.0 million in outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.6 billion after being reduced by outstanding letters of credit totaling $66.3 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2024.

Liquidity

Our liquidity at June 30, 2024, was $1.7 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $0.8 billion for the six months ended June 30, 2024, compared to cash provided by operating activities of $1.0 billion for the six months ended June 30, 2023. The decrease in cash provided by operating activities was largely the result of lower net income and changes in the timing of accounts payable outflows in the first six months of 2024.

For the six months ended June 30, 2024, the cash used in investing decreased $3.8 million when compared to the prior year primarily due to using $46.2 million less cash for net purchases of property and equipment, offset by $42.4 million more cash for acquisitions.

Cash used in financing activities was $0.4 billion for the six months ended June 30, 2024, which consisted primarily of $1.0 billion for repurchases of common stock and $0.4 billion net payments on the Revolving Facility, offset by a net $1.0 billion received for the issuance of the 6.375% 2034 Notes. Cash used in financing activities was $0.7 billion for the six months ended June 30, 2023, which consisted primarily of $1.4 billion for repurchases of common stock, offset by $0.7 billion in net borrowings on the Revolving Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5.00% 2030 Notes, 4.25% 2032 Notes, 6.375% 2032 Notes and 6.375% 2034 Notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $1.0 million in additional interest expense annually based on our $99.0 million in outstanding borrowings as of June 30, 2024. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2024, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the second quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2024 — April 30, 2024	271,732	$186.84	162,171	$949,603,458
May 1, 2024 — May 31, 2024	5,677,939	169.43	5,658,665	—
June 1, 2024 — June 30, 2024	883	149.55	—	—
Total	5,950,554	$170.22	5,820,836	$—

(1)
On February 22, 2024, the Company announced that its board of directors authorized the repurchase of $1.0 billion of its shares of common stock, inclusive of the outstanding $0.2 billion remaining outstanding in the prior share repurchase plan authorized in April 2023.

In the second quarter of 2024, 5.8 million shares were repurchased and retired pursuant to share repurchase programs authorized by our board of directors, which completed the Company’s previously authorized share repurchase program. On August 5, 2024, the Company’s board of directors authorized a new repurchase plan of up to $1.0 billion of the Company’s outstanding shares of common stock. The remaining 129,718 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under active repurchase programs may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The repurchase programs do not obligate the Company to acquire any particular amount of its common stock and may be suspended or discontinued at any time at the Company’s discretion.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on August 6, 2024 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL.

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

August 6, 2024

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 6, 2024

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

August 6, 2024