Form 10-Q
period 2024-09-30
Builders FirstSource, Inc.
filed 2024-11-05
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 31, 2024, was 115,084,980.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Net sales	$4,232,494	$4,534,264	$12,580,186	$12,946,468
Cost of sales	2,846,161	2,953,162	8,431,315	8,399,020
Gross margin	1,386,333	1,581,102	4,148,871	4,547,448
Selling, general and administrative expenses	958,310	939,474	2,857,768	2,861,565
Income from operations	428,023	641,628	1,291,103	1,685,883
Interest expense, net	54,263	50,193	154,615	145,317
Income before income taxes	373,760	591,435	1,136,488	1,540,566
Income tax expense	88,977	139,978	248,834	350,704
Net income	$284,783	$451,457	$887,654	$1,189,862

Net income per share:
Basic	$2.45	$3.62	$7.45	$9.19
Diluted	$2.44	$3.59	$7.39	$9.10
Weighted average common shares:
Basic	116,176	124,577	119,120	129,521
Diluted	116,940	125,792	120,116	130,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$328,103	$66,156
Accounts receivable, less allowances of $42,530 and $42,488, respectively	1,369,660	1,436,917
Other receivables	279,177	290,310
Inventories	1,203,919	1,228,265
Contract assets	184,351	165,677
Other current assets	109,198	113,403
Total current assets	3,474,408	3,300,728
Property, plant and equipment, net	1,939,881	1,803,824
Operating lease right-of-use assets, net	600,369	502,184
Goodwill	3,646,915	3,556,556
Intangible assets, net	1,143,123	1,298,173
Other assets, net	89,441	37,987
Total assets	$10,894,137	$10,499,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,021,626	$881,384
Accrued liabilities	645,345	717,528
Contract liabilities	186,514	162,659
Current portion of operating lease liabilities	101,807	98,217
Current maturities of long-term debt	3,591	3,649
Total current liabilities	1,958,883	1,863,437
Noncurrent portion of operating lease liabilities	531,763	434,081
Long-term debt, net of current maturities, discounts and issuance costs	3,700,175	3,177,411
Deferred income taxes	121,199	167,199
Other long-term liabilities	135,444	124,973
Total liabilities	6,447,464	5,767,101
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 115,557 and 121,857 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively	1,156	1,219
Additional paid-in capital	4,266,561	4,270,948
Retained earnings	178,956	460,184
Total stockholders' equity	4,446,673	4,732,351
Total liabilities and stockholders' equity	$10,894,137	$10,499,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net income	$887,654	$1,189,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	425,441	416,126
Deferred income taxes	(46,000)	(72,688)
Stock-based compensation expense	50,885	35,549
Other non-cash adjustments	17,136	(4,284)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	105,140	(178,955)
Inventories	47,316	115,575
Contract assets	(18,220)	(4,287)
Other current assets	4,741	23,297
Other assets and liabilities	(41,009)	(16,392)
Accounts payable	123,658	230,576
Accrued liabilities	(81,237)	(24,343)
Contract liabilities	23,724	(14,863)
Net cash provided by operating activities	1,499,229	1,695,173
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(256,856)	(142,906)
Purchases of property, plant and equipment	(280,897)	(376,596)
Proceeds from sale of property, plant and equipment	10,555	43,406
Cash used for equity investments	(7,686)	—
Net cash used in investing activities	(534,884)	(476,096)
Cash flows from financing activities:
Borrowings under revolving credit facility	954,000	4,025,000
Repayments under revolving credit facility	(1,418,000)	(3,607,000)
Proceeds from long-term debt and other loans	1,000,000	—
Repayments of long-term debt and other loans	(2,613)	(3,190)
Payments of loan costs	(12,829)	(1,897)
Payments of acquisition-related deferred and contingent consideration	(14,364)	—
Tax withholdings on and exercises of equity awards	(55,267)	(32,103)
Repurchase of common stock	(1,153,325)	(1,592,236)
Net cash used in financing activities	(702,398)	(1,211,426)
Net change in cash and cash equivalents	261,947	7,651
Cash and cash equivalents at beginning of period	66,156	80,445
Cash and cash equivalents at end of period	$328,103	$88,096

Supplemental disclosures of cash flow information:
Cash paid for interest	$160,383	$150,404
Cash paid for income taxes	312,307	443,386
Supplemental disclosures of non-cash activities:
Non-cash or accrued consideration for acquisitions	$8,570	$13,750
Accrued purchases of property, plant and equipment	19,680	7,455
Right-of-use assets obtained in exchange for operating lease obligations	159,221	71,282
Amounts accrued related to repurchases of common stock	15,624	27,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566
Vesting of restricted stock units	687	7	(7)	—	—
Stock-based compensation expense	—	—	11,026	—	11,026
Repurchase of common stock (1)	(7,546)	(75)	—	(627,533)	(627,608)
Exercise of stock options	38	—	315	—	315
Shares withheld for restricted stock units vested	(276)	(3)	(22,850)	—	(22,853)
Net income	—	—	—	333,786	333,786
Balance at March 31, 2023	131,767	$1,318	$4,246,151	$409,763	$4,657,232
Vesting of restricted stock units	319	3	(3)	—	—
Stock-based compensation expense	—	—	12,395	—	12,395
Repurchase of common stock (1)	(6,970)	(70)	—	(722,625)	(722,695)
Exercise of stock options	16	—	157	—	157
Shares withheld for restricted stock units vested	(100)	(1)	(9,647)	—	(9,648)
Net income	—	—	—	404,619	404,619
Balance at June 30, 2023	125,032	1,250	4,249,053	91,757	4,342,060
Vesting of restricted stock units	6	—	—	—	—
Stock-based compensation expense	—	—	12,128	—	12,128
Repurchase of common stock (1)	(1,651)	(16)	—	(224,870)	(224,886)
Exercise of stock options	14	—	134	—	134
Shares withheld for restricted stock units vested	(1)	—	(208)	—	(208)
Net income	—	—	—	451,457	451,457
Balance at September 30, 2023	123,400	$1,234	$4,261,107	$318,344	$4,580,685

Balance at December 31, 2023	121,857	$1,219	$4,270,948	$460,184	$4,732,351
Vesting of restricted stock units	438	4	(4)	—	—
Stock-based compensation expense	—	—	16,900	—	16,900
Repurchase of common stock (2)	(97)	(1)	—	(19,599)	(19,600)
Exercise of stock options	21	—	151	—	151
Shares withheld for restricted stock units vested	(169)	(3)	(31,873)	—	(31,876)
Net income	—	—	—	258,781	258,781
Balance at March 31, 2024	122,049	$1,220	$4,256,122	$699,366	$4,956,708
Vesting of restricted stock units	351	3	(3)	—	—
Stock-based compensation expense	—	—	16,726	—	16,726
Repurchase of common stock (2)	(5,821)	(58)	—	(989,550)	(989,608)
Exercise of stock options	2	—	28	—	28
Shares withheld for restricted stock units vested	(130)	(1)	(23,301)	—	(23,302)
Net income	—	—	—	344,090	344,090
Balance at June 30, 2024	116,451	$1,164	$4,249,572	$53,906	$4,304,642
Vesting of restricted stock units	7	—	—	—	—
Stock-based compensation expense	—	—	17,259	—	17,259
Repurchase of common stock (2)	(904)	(8)	—	(159,733)	(159,741)
Exercise of stock options	5	—	66	—	66
Shares withheld for restricted stock units vested	(2)	—	(336)	—	(336)
Net income	—	—	—	284,783	284,783
Balance at September 30, 2024	115,557	$1,156	$4,266,561	$178,956	$4,446,673
1.
During the three months ended March 31, 2023, June 30, 2023, and September 30, 2023, we repurchased and retired 7.5 million shares, 7.0 million shares and 1.7 million shares of our common stock for $627.6 million, $722.7 million, and $224.9 million, inclusive of applicable fees and taxes, at an average price of $83.17, $103.68 and $136.22 per share, respectively.
2.
During the three months ended March 31, 2024, June 30, 2024, and September 30, 2024, we repurchased and retired 0.1 million shares, 5.8 million shares, and 0.9 million shares of our common stock for $19.6 million, $989.6 million, and $159.7 million, inclusive of applicable fees and taxes, at an average price of $202.67, $170.01, and $176.73 per share, respectively.

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

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are recorded as other assets, net in the accompanying Condensed Consolidated Balance Sheets and are not considered significant to the Company.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional and more detailed information about a reportable segment's expenses. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

2. Business Combinations

During the first nine months of 2024, we completed the acquisitions of Quality Door & Millwork, Inc. (“Quality Door”), Hanson Truss Components, Inc. (“Hanson Truss”), RPM Wood Products, Inc. (“RPM”), Schoeneman Bros. Company (“Schoeneman”), TRSMI, LLC (“TRSMI”), Western Truss & Components (“Western Truss”), CRi SoCal (“CRi”), Wyoming Millwork Co. (“Wyoming Millwork”), Sunrise Wood Designs, LLC (“Sunrise Wood Designs”), Reno Truss, Inc. (“Reno Truss”) and High Mountain Door and Trim, Inc. (“High Mountain”) for a combined total of approximately $265.4 million, net of cash acquired. Quality Door is a millwork distributor, serving Idaho markets in the Boise and Idaho Falls areas. Hanson Truss produces trusses, serving the areas of northern California and western Nevada. RPM provides a diverse product mix of lumber, windows, doors, millwork and trusses in northeastern Florida. Western Truss manufactures roof and floor trusses, serving central Arizona. CRi installs windows and doors in the southern California area. Schoeneman manufacturers trusses and provides building materials and products to eastern South Dakota, and western Iowa. TRSMI manufactures and distributes trusses around the Detroit, Michigan area. Wyoming Millwork serves custom and semi-custom builders with lumber and lumber sheet goods, windows, doors, millwork, trusses and other building products in Delaware. Sunrise Wood Designs is a custom cabinet manufacturer and installer to production and custom builders in North Texas. Reno Truss is a manufacturer and distributor of roof and floor trusses to single-family and multi-family markets in the Nevada area. High Mountain distributes and installs doors, windows and millwork to single-family and multi-family markets in the southern Nevada area.

During the first nine months of 2023, we completed the acquisitions of Noltex Holdings, Inc. and its affiliates (“Noltex”), Builder’s Millwork Supply (“BMS”), JB Millworks (“JBM”), Church’s Lumber (“Church’s”) and Frank’s Cash and Carry (“FCC”) for a combined total of $156.7 million. Noltex manufactures trusses and provides building components to single- and multi-family customers, serving Texas markets in the Dallas-Fort Worth, San Antonio, Houston, Lubbock, and Midland areas. BMS and JBM manufacture and supply millwork and trim in the Anchorage, Alaska and Chattanooga, Tennessee areas, respectively. Church’s and FCC provide lumber and other building supplies in the broader Detroit, Michigan area and the Florida Panhandle, respectively.

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

Pro forma financial information for the acquisitions discussed above for 2024 and 2023 are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate for each respective period.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended September 30, 2024, and 2023:

	Total Acquisitions
	2024	2023
	(in thousands)
Cash and cash equivalents	$7,749	$—
Accounts receivable	26,749	9,235
Other receivables	127	—
Inventories	22,969	24,154
Contract assets	454	—
Other current assets	410	70
Property, plant and equipment	51,550	11,744
Operating lease right-of-use assets	14,502	11,868
Finance lease right-of-use assets	—	528
Intangible assets	82,125	50,735
Other assets	134	126
Total assets	206,769	108,460

Accounts payable	4,709	727
Accrued liabilities	4,612	701
Contract liabilities	130	2,260
Operating lease liabilities	14,502	11,868
Finance lease liabilities	—	528
Total liabilities	23,953	16,084

Goodwill	90,359	64,280
Total purchase consideration	273,175	156,656
Accrued contingent consideration and purchase price adjustments	(8,570)	(13,750)
Less: cash acquired	(7,749)	—
Total cash consideration	$256,856	$142,906

3. Revenue

The following table disaggregates our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Lumber & lumber sheet goods	$1,069,129	$1,157,158	$3,244,385	$3,092,912
Manufactured products	997,633	1,200,440	3,031,813	3,557,391
Windows, doors & millwork	1,084,692	1,093,278	3,230,525	3,263,358
Specialty building products & services	1,081,040	1,083,388	3,073,463	3,032,807
Net sales	$4,232,494	$4,534,264	$12,580,186	$12,946,468

Due to ongoing system integrations and conversions, our product alignment continues to be refined. We have reclassified prior periods net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for lumber & lumber sheet goods, manufactured products, windows, doors & millwork, and specialty building products & services was 0.6%, 0.2%, -0.8%, and 0.0%, respectively, for the three months ended September 30, 2023, and 0.4%, -1.0%, 0.6%, and 0.1%, respectively, for the nine months ended September 30, 2023.

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

Through September 30, 2024 and 2023, we recognized as revenue substantially all of the contract liabilities balances outstanding as of December 31, 2023 and 2022, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income	$284,783	$451,457	$887,654	$1,189,862

Denominator:
Weighted average shares outstanding, basic	116,176	124,577	119,120	129,521
Dilutive effect of options and RSUs	764	1,215	996	1,213
Weighted average shares outstanding, diluted	116,940	125,792	120,116	130,734

Net income per share:
Basic	$2.45	$3.62	$7.45	$9.19
Diluted	$2.44	$3.59	$7.39	$9.10

Antidilutive and contingent RSUs excluded from diluted EPS	271	5	196	3

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2023 (1)	$3,556,556
Acquisitions	90,359
Balance as of September 30, 2024 (1)	$3,646,915

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2024, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the year. As of September 30, 2024, no impairment triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the TRSMI business combination will not be deductible for tax purposes. The $89.6 million of goodwill recognized from the other current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,187,855	$(1,134,491)	$2,105,730	$(912,865)
Trade names	64,500	(42,129)	64,500	(36,459)
Non-compete agreements	13,050	(8,028)	13,050	(6,223)
Developed technology	95,600	(33,234)	95,600	(25,160)
Total intangible assets	$2,361,005	$(1,217,882)	$2,278,880	$(980,707)

In connection with the current year acquisitions, we recorded customer relationships intangible assets of $82.1 million. The weighted average useful life of the current year acquired intangible assets is 2.7 years. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which is based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and nine months ended September 30, 2024, we recorded amortization expense in relation to the above-listed intangible assets of $76.3 million and $237.2 million, respectively. During the three and nine months ended September 30, 2023, we recorded amortization expense in relation to the above-listed intangible assets of $83.5 million and $252.9 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2024 (from October 1, 2024)	$66,656
2025	243,297
2026	211,067
2027	156,970
2028	124,052
Thereafter	341,081
Total future intangible amortization expense	$1,143,123

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued payroll and other employee related expenses	$322,752	$383,157
Accrued business and other taxes	100,758	76,098
Self-insurance reserves	91,295	89,987
Accrued rebates payable	33,868	35,921
Accrued interest	29,985	34,537
Accrued contingent consideration & purchase price adjustments	7,941	43,127
Other	58,746	54,701
Total accrued liabilities	$645,345	$717,528

8. Long-Term Debt

Long-term debt consisted of the following as of:

	September 30, 2024	December 31, 2023
	(in thousands)
Revolving credit facility (1)	$—	$464,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	—
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	190,757	193,048
Finance lease obligations	1,304	2,297
	3,742,061	3,209,345
Unamortized debt discount/premium and debt issuance costs	(38,295)	(28,285)
	3,703,766	3,181,060
Less: current maturities of long-term debt	3,591	3,649
Long-term debt, net of current maturities, discounts and issuance costs	$3,700,175	$3,177,411

(1)
The weighted average interest rate was 7.1% as of December 31, 2023.

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

Fair Value

As of September 30, 2024, and December 31, 2023, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 5.00% senior notes due 2030 (the “5.00% 2030 Notes”), 4.25% senior notes due 2032 (the “4.25% 2032 Notes”), 6.375% senior notes due 2032 (the “6.375% 2032 Notes” and collectively with the 4.25% 2032 Notes, the “2032 Notes”), and 6.375% 2034 Notes at amortized cost. The fair values of the 5.00% 2030 Notes, 4.25% 2032 Notes, 6.375% 2032 Notes, and 6.375% 2034 Notes at September 30, 2024, were approximately $540.8 million, $1.2 billion, $727.3 million, and $1.0 billion, respectively, which were determined using Level 2 inputs based on market prices.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2024.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2024, our board of directors granted 272,000 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $186.75 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2024, our board of directors granted 85,500 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased by 10% or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The average grant date fair value for these RSUs, with consideration of the market condition, was $201.97 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.5	2.6	2.5	2.5
Stock-based compensation windfall benefit	(0.1)	(0.1)	(2.2)	(1.0)
Permanent differences and other	0.4	0.2	0.6	0.3
	23.8%	23.7%	21.9%	22.8%

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

11. Commitments and Contingencies

As of September 30, 2024, we had outstanding letters of credit totaling $65.4 million under our Revolving Facility that principally support our self-insurance programs.

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

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in amounts in excess of our self-insured retention that we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities with respect to such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not materially affect our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

12. Subsequent Events

Business Combinations

Subsequent to September 30, 2024, we completed the acquisition of Douglas Lumber which distributes building materials throughout Rhode Island, Massachusetts and Connecticut.

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

RECENT DEVELOPMENTS

Business Combinations

Through September 30, 2024, we have completed the acquisitions of Quality Door, Hanson Truss, RPM, Schoeneman, TRSMI, Western Truss, CRi, Wyoming Millwork, Sunrise Wood Designs, Reno Truss and High Mountain for an aggregate purchase price of approximately $265.4 million, net of cash acquired. Among other opportunities, these acquisitions further expand our market footprint and provide additional operations in our value-add product categories. These transactions are described in further detail in Note 2 to these condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

On August 5, 2024, the Company’s board of directors authorized a new repurchase plan of up to $1.0 billion of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2024, under the previous program and the current authorization, the Company repurchased 6.8 million shares at a weighted average price of $171.37 per share, inclusive of applicable fees and taxes, for a total cost of $1.2 billion.

Executive Officer Transition

On September 19, 2024, the Company’s board of directors appointed Peter Jackson, Executive Vice President and Chief Financial Officer, as the Company’s next President & Chief Executive Officer and member of its Board of Directors, effective November 6, 2024. Mr. Jackson will succeed Dave Rush, who has served as President & Chief Executive Officer since November 2022 and is retiring after 25 years of dedicated service to the Company, effective November 6, 2024. Mr. Rush will remain on the Company’s board of directors and continue as a special advisor to the Company to ensure a smooth transition. Additionally, the Company’s board of directors appointed Pete Beckmann, Senior Vice President, Financial Planning & Analysis of the Company, to succeed Mr. Jackson as Chief Financial Officer, effective November 6, 2024.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the third quarter of 2024, a decrease of 3.5% compared to the third quarter of 2023, and 1.0 million for the nine months ended September 30, 2024, a 3.4% decrease compared to the nine months ended September 30, 2023. Actual U.S. single-family starts for the third quarter of 2024 were 0.3 million, a decrease of 0.5% compared to the third quarter of 2023, and 0.8 million in the first nine months of 2024, a 10.1% increase compared to the same period a year ago. A composite of third-party sources, including the National Association of Home Builders, are forecasting 1.3 million U.S. total housing starts and 1.0 million single-family starts for 2024, which is a decrease of 5.3% and an increase of 5.6%, respectively from 2023. In addition, the Home Improvement Research Institute is forecasting sales in the professional repair and remodel end market to increase approximately 0.1% in 2024 compared to 2023.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. Despite the challenges posed by higher interest rates and inflation that have impacted demand and affordability for consumers, investors and builders, new home sales remain resilient due to low inventory of existing homes for sale, builder incentives and modifications to home size and complexity. We believe we are well-positioned to take advantage of favorable long-term industry trends and to strategically increase our market share, both organically and through acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms and pricing on our products. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2%	65.1%	67.0%	64.9%
Gross margin	32.8%	34.9%	33.0%	35.1%
Selling, general and administrative expenses	22.6%	20.7%	22.7%	22.1%
Income from operations	10.2%	14.2%	10.3%	13.0%
Interest expense, net	1.3%	1.1%	1.2%	1.1%
Income tax expense	2.1%	3.1%	2.0%	2.7%
Net income	6.8%	10.0%	7.1%	9.2%

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Net Sales. Net sales for the three months ended September 30, 2024, were $4.2 billion, a 6.7% decrease from net sales for the three months ended September 30, 2023. Core organic sales decreased net sales by 7.2%, primarily due to a continued downward trend in the multi-family customer segment and decreased single-family activity due to lower housing starts, while commodity price deflation decreased net sales by another 2.9%. These decreases were partially offset by increases in net sales from acquisitions and increased selling days of 2.0% and 1.4%, respectively.

The following table shows net sales classified by product category:

	Three Months Ended September 30,
	2024		2023
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$1,069.1	25.3%	$1,157.2	25.5%	(7.6)%
Manufactured products	997.6	23.6%	1,200.4	26.5%	(16.9)%
Windows, doors & millwork	1,084.8	25.6%	1,093.3	24.1%	(0.8)%
Specialty building products & services	1,081.0	25.5%	1,083.4	23.9%	(0.2)%
Net sales	$4,232.5	100.0%	$4,534.3	100.0%	(6.7)%

We experienced decreased net sales in our lumber and lumber sheet goods primarily due to commodity deflation. Our manufactured products sales declined as multi-family continues to trend downward. For the comparable period, specialty building products and services and windows, doors and millwork sales remained consistent.

Gross Margin. Gross margin decreased $0.2 billion to $1.4 billion. Our gross margin percentage decreased to 32.8% in the third quarter of 2024 from 34.9% in the third quarter of 2023, a 2.1% decrease. This decrease was driven by ongoing multi-family and core organic margin normalization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $958.3 million, an increase of $18.8 million, or 2.0%, over the third quarter of 2023. Increases in selling, general and administrative expenses were driven by additional operating expenses from locations acquired within the last twelve months and asset write-offs, which were partially offset by lower variable compensation on decreased sales.

As a percentage of net sales, selling, general and administrative expenses increased to 22.6%, up from 20.7%, for the three months ended September 30, 2024 and 2023, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $54.3 million in the third quarter of 2024, an increase of $4.1 million from the third quarter of 2023. The increase was due to higher average debt balances.

Income Tax Expense. We recorded income tax expense of $89.0 million and $140.0 million in the third quarters of 2024 and 2023, respectively. Our effective tax rate was 23.8% in the third quarter of 2024 and 23.7% in the third quarter of 2023. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period.

Nine Months ended September 30, 2024 Compared with the Nine Months ended September 30, 2023

Net Sales. Net sales for the nine months ended September 30, 2024, were $12.6 billion, a 2.8% decrease over net sales of $12.9 billion for the nine months ended September 30, 2023. Core organic sales decreased net sales by 3.8%, primarily due to a continued downward trend in the multi-family customer segment, a slight decrease in the single-family customer segment offset by a similar increase in the repair and remodel and other customer segment, while commodity price deflation decreased net sales by an additional 1.4%. These decreases were partially offset by increased net sales from acquisitions and selling days of 1.9% and 0.5%, respectively.

The following table shows net sales classified by product category:

	Nine Months Ended September 30,
	2024		2023
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Lumber & lumber sheet goods	$3,244.4	25.8%	$3,092.9	23.9%	4.9%
Manufactured products	3,031.8	24.1%	3,557.4	27.5%	(14.8)%
Windows, doors & millwork	3,230.5	25.7%	3,263.4	25.2%	(1.0)%
Specialty building products & services	3,073.5	24.4%	3,032.8	23.4%	1.3%
Net sales	$12,580.2	100.0%	$12,946.5	100.0%	(2.8)%

We experienced increased net sales in our lumber and lumber sheet goods primarily due to increased single-family housing starts. Our manufactured products sales declined as multi-family continues to trend downward. For the comparable period, specialty building products and services and windows, doors and millwork sales remained relatively consistent.

Gross Margin. Gross margin decreased $0.4 billion to $4.1 billion, and our gross margin percentage decreased to 33.0% for the nine months ended September 30, 2024, from 35.1% in the nine months ended September 30, 2023, a 2.1% decrease. This decrease was attributable to margin normalization, particularly in our multi-family operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.9 billion, a decrease of $3.8 million, or 0.1% from 2023. This decrease was primarily due to decreased variable compensation on decreased sales and reduced intangible amortization, partially offset by additional operating expenses from locations acquired within the last twelve months and asset write-offs.

As a percentage of net sales, selling, general and administrative expenses increased to 22.7%, up from 22.1% for the nine months ended September 30, 2024 and 2023, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $154.6 million in the nine months ended September 30, 2024, an increase of $9.3 million from the nine months ended September 30, 2023. Interest expense increased primarily due to higher debt balances partially offset by interest income received in 2024.

Income Tax Expense. We recorded income tax expense of $248.8 million and $350.7 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 21.9% in the first nine months ended September 30, 2024, a decrease from 22.8% in the first nine months ended September 30, 2023, primarily related to an increase in our stock-based compensation windfall benefit, partially offset by permanent and other differences.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at September 30, 2024, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of:

	September 30, 2024	December 31, 2023
	(in millions)
Accounts receivable availability	$859.0	$923.8
Inventory availability	891.1	920.8
Other receivables availability	69.8	65.1
Gross availability	1,819.9	1,909.7
Less:
Agent reserves	(48.2)	(39.8)
Plus:
Cash in qualified accounts	267.8	13.3
Borrowing base	2,039.5	1,883.2
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,800.0
Less:
Outstanding borrowings	-	(464.0)
Letters of credit	(65.4)	(70.3)
Net excess borrowing availability on revolving facility	$1,734.6	$1,265.7

As of September 30, 2024, we had no outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.7 billion after being reduced by outstanding letters of credit totaling $65.4 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2024.

Liquidity

Our liquidity at September 30, 2024, was $2.1 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $1.5 billion for the nine months ended September 30, 2024, compared to cash provided by operating activities of $1.7 billion for the nine months ended September 30, 2023. The decrease in cash provided by operating activities was largely the result of lower net income and changes in the timing of accounts payable outflows, partially offset by cash inflows from accounts receivable in the first nine months of 2024.

For the nine months ended September 30, 2024, the cash used in investing increased $58.8 million when compared to the prior year primarily due to using $114.0 million more cash for acquisitions, offset by $62.8 million less cash for net purchases of property and equipment.

Cash used in financing activities was $0.7 billion for the nine months ended September 30, 2024, which consisted primarily of $1.2 billion for repurchases of common stock and $0.5 billion net payments on the Revolving Facility, offset by a net $1.0 billion received for the issuance of the 6.375% 2034 Notes. Cash used in financing activities was $1.2 billion for the nine months ended September 30, 2023, which consisted primarily of $1.6 billion for repurchases of common stock, offset by $0.4 billion in net borrowings on the Revolving Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5.00% 2030 Notes, 4.25% 2032 Notes, 6.375% 2032 Notes and 6.375% 2034 Notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. We did not have any outstanding borrowings on the Revolving Facility as of September 30, 2024. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2024, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the third quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2024 — July 31, 2024	1,456	$158.88	—	$—
August 1, 2024 — August 31, 2024	450,922	168.10	450,347	925,030,764
September 1, 2024 — September 30, 2024	453,505	185.33	453,505	841,816,489
Total	905,883	$176.71	903,852	$841,816,489

(1)
On August 5, 2024, the Company announced that its board of directors authorized the repurchase of $1.0 billion of its shares of common stock.

In the third quarter of 2024, 0.9 million shares were repurchased and retired pursuant to the current share repurchase program authorized by our board of directors in August 2024. The remaining 2,031 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under active repurchase programs may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The repurchase programs do not obligate the Company to acquire any particular amount of its common stock and may be suspended or discontinued at any time at the Company’s discretion.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on November 5, 2024 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL.

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

November 5, 2024

/s/ PETER M. JACKSON
Peter M. Jackson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 5, 2024

/s/ JAMI BECKMANN
Jami Beckmann
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

November 5, 2024