Form 10-K
period 2024-12-31
Builders FirstSource, Inc.
filed 2025-02-20
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024, was approximately $15.8 billion based on the closing price per share on that date of $138.41 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 14, 2025, was 113,621,373.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 27, 2025, are incorporated by reference into Part II and Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1. Business

CAUTIONARY STATEMENT

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Any forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, including the risks or uncertainties discussed in Item 1A of this annual report on Form 10-K and which may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission (“SEC”). Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional homebuilders, sub-contractors, remodelers and consumers. The Company operates approximately 590 locations in 43 states across the United States (“U.S.”), which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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

OUR INDUSTRY

We operate in the professional segment (“Pro Segment”) of the U.S. residential building products supply market. Customers in the Pro Segment primarily include production and custom homebuilders, remodeling contractors, and multi-family builders. The industry remains highly fragmented with competition from large national dealers, specialty dealers, large building supply retailers, regional and local material distributors and smaller privately owned suppliers, truss manufacturers and lumberyards. As such, the industry presents significant opportunities for growth and attractive acquisition opportunities.

The residential building products industry is driven by the level of activity in both the U.S. residential new construction market and the U.S. residential repair and remodeling market. Growth within these markets is linked to a number of key factors, including demographic trends, housing demand, housing trends including the size of new homes, interest rates, employment levels, availability of credit, foreclosure rates, consumer confidence, the availability of qualified tradesmen, and the state of the economy in general.

The residential building products industry is characterized by several key trends, including greater utilization of manufactured components, an expanding role of the distributor in providing turn-key services and a consolidation of suppliers by homebuilders, as described in more detail below. Additionally, there is increasing interest in using digital solutions to help drive end-to-end efficiencies throughout the construction industry.

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

According to the U.S. Census Bureau, the single-family residential construction market was an estimated $428.9 billion in 2024, which was 7.1% higher than 2023. Further, according to the Home Improvement Research Institute (“HIRI”) in its September 2024 semi-annual forecast, the professional repair and remodel end market was an estimated $172.6 billion in 2024, which was 0.1% higher than 2023.

OUR CUSTOMERS

We serve a broad customer base across the U.S. We have a diverse geographic footprint, as we have operations in 48 of the top 50 and 91 of the top 100 U.S. Metropolitan Statistical Areas (“MSAs”), as ranked by single family housing permits based on available 2024 U.S. Census data. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2024, our top 10 customers accounted for 15% of net sales, with our largest customer accounting for 4% of net sales. Our top customers are comprised primarily of the largest national production homebuilders, including D.R. Horton, Inc., Dream Finders Homes, Inc., Lennar Corporation, Pulte Homes, Inc., Meritage Homes, Taylor Morrison Home Corporation, and Toll Brothers Inc.

In addition to the largest production homebuilders, we also service and supply regional production and local custom homebuilders as well as repair and remodeling contractors and multi-family builders. These customers require high levels of service and a broad product offering. Our sales team works closely with the designers on a day-to-day basis in order to ensure the appropriate products are identified, ordered or produced and delivered on time to the building site. To account for these increased service costs, pricing in the industry is tied to the level of service provided and the volumes purchased. Servicing a broad range of homebuilders, including single-family and multi-family builders, and remodeling contractors allows us to more effectively manage market conditions that may have an outsized adverse impact on a specific customer segment.

OUR PRODUCTS AND SERVICES

We group our building products and services into four product categories:

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, wall panels, and engineered wood that we design, cut, and assemble for each home. Manufactured products also include our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber into customized framing packages, saving builders both time and money and improving job-site safety. Our manufactured products allow builders to build higher quality homes more efficiently and produce less waste. Roof trusses, floor trusses, and wall panels are built in a factory-controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without manufactured products, builders construct these items on-site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors and open-web floor trusses are also stronger and straighter than conventionally framed floors. Some products in this category are constructed using lumber and lumber sheet goods, therefore this category does have limited exposure to commodity price fluctuations.

Windows, Doors and Millwork. Windows and doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture a portion of the vinyl windows that we distribute in our Houston, Texas plant which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on-site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard ® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance, such as periodic caulking and painting.

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

MANUFACTURING

Our manufacturing facilities utilize industry leading technology and high-quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors and millwork.

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

Windows. We manufacture a full line of traditional vinyl windows at a manufacturing facility located in Houston, Texas. The process begins by purchasing vinyl lineal extrusions. We cut these extrusions to size and join them together to form the window frame and sash. We then purchase sheet glass and cut it to size. We combine two pieces of identically shaped glass with a sealing compound to create a glass unit with improved insulating capability. We then insert the sealed glass unit and glaze it into the window frame and sash. The unit is completed when we install a balance to operate the window and add a lock to secure the window in a closed position.

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

Organic Growth of Value-added Products and Services

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

Leverage our competitive strengths to capitalize on housing market share. We intend to leverage our core business strengths including local market presence, national footprint, unmatched scale in manufacturing capability, breadth of product portfolio, and end market exposure to expand our sales and profit margins. Our customers continue to emphasize the importance of local access, competitive pricing, a broad product portfolio, sales force knowledge, labor-saving manufactured products, on-site services and overall “ease of use” with their building products suppliers. Our comprehensive product offering, experienced sales force, strong strategic vendor relationships, location coverage in important markets, and tenured senior management team position us well to capitalize on demand in the new home construction market and the repair and remodel segment. Our large delivery fleet, professional drivers, well-positioned locations, and comprehensive inventory management enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Our comprehensive network of products, services and facilities provides a strategically advantaged service model which enhances our value to our customers and provides a strong platform to drive growth. We have also expanded our operational footprint in the multi-family and light commercial markets to position us for further growth in these end markets.

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

Continue to Build our High-Performing Culture

Strong emphasis on putting our people first. Our team members are a critical resource, and every single one makes a difference. Enhancing talent acquisition, employee development and retention will ensure we continue to attract and retain this valuable component of our business. Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers are a fundamental component in our success. We care about our team members and strive to have a strong environmental, health and safety program that drives world-class safety results and ensures our team members leave their workplace safely, every day. We have developed programs to help progress our people’s careers, such as our all-encompassing learning platform, 1-Team University, and our Leadership Development Program, and we strive to maintain a performance-based culture.

Corporate social responsibility (“CSR”) strategy. We are also committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Consistent with our core values, our goal is to be recognized by our customers as the preferred supplier, by our employees as a safe, diverse and inclusive workforce, by the industry as being at the forefront of innovation, by our stakeholders as an ethical company and by the communities in which we serve as a good corporate citizen. We recognize that the environmental sustainability of our products is important to both us as a company and to our customers. We prioritize purchasing and supplying sustainable wood products led by the Sustainable Forestry Initiative. Helping homebuilders become more productive, more efficient and safer is fundamental to what we do, and we are passionate about building this future together.

Disciplined Capital Allocation

Pursue strategic acquisitions. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy is focused on pursuing potential acquisitions that present opportunities to add manufacturing capabilities in a relatively short period of time, or that provide opportunities to advance our position in desirable geographies or key product segments. We believe that our proven operating model can be successfully adapted to these markets and where homebuilders, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to better serve our customers and leverage existing customer relationships in the local market. Our management has shown the capability to effectively and efficiently integrate newly acquired businesses, increase productivity, and drive value. We have successfully integrated over 75 acquisitions since 1998, including the company-transforming BMC and ProBuild transactions.

Consistent capital allocation priorities. In addition to our acquisition strategy, we continue to focus on disciplined capital allocation to drive value creation. We actively monitor our working capital to align our needs with market demand signals and the size of our top-line. We allocate capital to opportunities that we believe maximize returns on investment, including value-added products, digital solutions, and automation. Additionally, our focus remains on maintaining a strong balance sheet, with a low net leverage ratio, providing multiple paths for capital deployment, including returning excess capital to shareholders through opportunistic share repurchases at an attractive long-term cost basis.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas, such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation, and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2024, we employed approximately 2,600 sales representatives, who are generally paid a commission based on gross margin dollars collected, and worked with approximately 2,600 sales coordinators and product specialists.

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

We currently source products from thousands of suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. While our largest single supplier represents only 8% of our total materials purchases for the year ended December 31, 2024, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings which would further enhance our margins and cash flow.

COMPETITION

We have and will continue to experience robust competition for homebuilder business due to the highly fragmented nature of the Pro Segment and the relatively low costs of entry into the market. We face competition from other large national dealers that focus on the Pro Segment, including U.S. LBM, 84 Lumber and Carter Lumber; specialty dealers, such as roofing building supply companies; regional and local building supplies dealers; single and multi-site lumber yards; framing contractors; component manufacturers, including UFP Construction and Stark Truss; and millwork operators, such as American Cedar and Millwork, and Western Pacific. The Home Depot, Inc., through its acquisition of SRS Distribution Inc., and Lowe’s Companies Inc. continue to reposition themselves to gain market share in the Pro Segment. We believe that we have competitive advantages over our competitors due to our long-standing customer relationships, local market knowledge, competitive pricing, superior service, broad product offering and large-scale procurement capabilities. We cultivate long-term relationships with professional builders and work to retain our customers by delivering a full range of high-quality products on time, and offering trade credit, competitive pricing and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. We believe that our local market knowledge, strong customer relationships, superior service, and operational efficiencies allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors. There are also several competitors who are developing digital solutions for the homebuilding industry that may compete with our existing digital tools suite. We believe that our scale and continuous investments in digital technologies through our Paradigm business uniquely position us to transform our industry through the deployment of our digital solutions.

HUMAN CAPITAL

At December 31, 2024, we had approximately 29,000 employees. Less than 1% of employees are covered by collective bargaining agreements, and we believe we have generally good relations with these labor unions. Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully.

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

Workplace Health and Safety

We care about our team members and anyone who enters our workplace. We strive to have a strong environmental, health and safety program that focuses on implementing policies and training programs. We also perform self-audits and site visits by our Internal Audit department to ensure our team members follow best practices and leave their workplace safely, every day. Over the past several years, we have developed and implemented programs designed to promote workplace safety, with the goal of reducing the frequency and severity of employee injuries. We review and monitor our performance closely by updating our executive team monthly on progress.

During 2024, our experience and continuing focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our team members and workplace visitors safe. We aim to reduce lost time and recordable injuries each year, and in 2024 we reduced our Total Recordable Incident Rate for the ninth consecutive year with a 10% reduction over the prior year.

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

Our Company strives to foster a culture that encourages collaboration, flexibility and fairness to enable all team members to contribute to their full potential. We are committed to enhancing our efforts to promote a respectful and inclusive environment across all aspects of our organization, including providing equal opportunities for professional development and advancement based solely on merit. To further these efforts, we conduct both in-person and online training through our online learning management system. We continue to create greater awareness, eliminate unconscious bias and foster more open and honest communication through our Corporate Inclusion Council.

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

Learning and Development

In order to attract and retain top talent, we provide several resources in a variety of formats that promote the ongoing learning and development of our team members. We offer leadership development training for new and existing leaders in topics such as: Effective Communication, Conducting Performance Management, Developing Successful and Productive Teams, Conflict Resolution and Management, Providing Exceptional Customer Service, Hiring for Fit and Building a Diverse and Inclusive Team. We have maintained our commitment to learning and development through our online learning management system and on-site courses facilitated by our training and development team. Our online course catalog offers approximately 14,000 courses which are available to all team members.

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

We have a customized financial reporting system that consolidates financial, sales and workforce data from our ERP systems and our human resource information system, delivering standardized enterprise key performance indicators. This technology platform provides management with robust corporate and location level performance management by leveraging standardized metrics and analytics allowing us to plan, track and report performance and compensation measures.

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

In 2022, we announced the decision to move the Company to a new ERP system. During 2024, we continued our detailed planning and design efforts and initiated testing within our ERP test environments. We expect the program to require continued design, build, configuration and testing during 2025, followed by several years of deployment across our broad network of operating sites. As part of this program, we intend to utilize technology-enabled opportunities to enhance our operating model and transform our business creating further value for all our stakeholders.

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
•
Housing trends, including the size of new homes;
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

The building products industry is highly dependent on new home and multi-family construction as well as repair and remodel, which in turn are dependent upon a number of factors, outside of our control, including interest rates, consumer confidence, employment rates, foreclosure rates, housing inventory levels and occupancy, housing demand and the health of the U.S. economy and mortgage markets. Unfavorable changes in demographics, credit markets, including rising mortgage and other interest rates, consumer confidence, household incomes, inflation, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate could adversely affect consumer spending, result in decreased demand for our products, and adversely affect our business. Production of new homes and multi-family buildings may also decline because of shortages of qualified tradesmen, reliance on inadequately capitalized builders and sub-contractors, shortages of suitable building lots and material, and lack of financing or more expensive financing available to homebuilders. In addition, the building industry is subject to various local, state, and federal statutes, ordinances, and regulations concerning zoning, building design and safety, construction, energy and water conservation and similar matters, including regulations that impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular area or in order to maintain certain areas as primarily or exclusively residential. Regulatory restrictions may increase our customers’ operating expenses and limit the availability of suitable building lots for our customers, which could negatively affect our sales and earnings. Because we have substantial fixed costs, relatively modest declines in our customers’ production levels could have a significant adverse effect on our financial condition, operating results and cash flows.

The building supply industry is subject to cyclical market pressures.

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, including inflation and interest rates, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products, all of which are outside our control. The prices of wood products directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows. Our lumber and lumber sheet goods product category represented 26% of total net sales for the year ended December 31, 2024. As such, if lumber or structural panel prices were to significantly decline from current levels, our sales and profits could be negatively affected. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. Excess capacity in the industry can result in significant declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

The building products supply industry is highly fragmented and competitive. We face, and will continue to face, significant competition from local, regional and other national building materials chains, as well as from privately-owned single site enterprises and new entrants into the market, due to the low barrier to, and cost of, entry. Any of these competitors may (1) foresee the course of market development more accurately than we do, (2) develop products that are superior to our products, (3) have the ability to produce or supply similar products at a lower cost, (4) develop stronger relationships with local homebuilders or commercial builders or (5) adapt more quickly to new technologies or evolving customer requirements than we do. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, have expanded their efforts into the professional homebuilders in recent years, including through the use of enhanced e-commerce offerings and acquisitions, and may continue to intensify these efforts in the future. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders or commercial builders, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders or commercial builders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders or commercial builders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

Homebuyer demand may shift towards smaller homes creating fluctuations in demand for our products.

Home affordability can be a key driver in demand for our products and home prices have increased meaningfully over the past several years. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices may result in homes becoming less affordable. Furthermore, consumer preferences could shift to smaller homes in the future. This could cause homebuyer demand to soften or shift substantially which could have an adverse impact on our financial condition, operating results and cash flows if we are unable to respond to the new market demands effectively.

A range of factors may make our quarterly revenues, earnings and cash flows variable.

We have historically experienced, and in the future will continue to experience, variability in revenues, earnings and cash flows on a quarterly basis. The factors expected to contribute to this variability include, among others: (1) the volatility of prices of lumber, wood products and other building products, (2) the cyclical nature of the homebuilding industry, (3) general economic conditions in the markets that we serve, (4) the intense competition in the industry, including expansion and growth strategies by competitors, (5) the production schedules of our customers and suppliers, (6) the effects of the weather and (7) labor costs, labor shortages and available capacity to meet customer demand for our products. These factors, among others, make it difficult to project our operating results and cash flows on a consistent basis, which may affect the price of our stock.

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

Furthermore, we have made significant investments, and intend to continue to invest, in technology solutions designed to increase the efficiency of the homebuilding process. There is no guarantee that such solutions will be effective, will be adopted by our customers, will be able to compete with alternative technology solutions, including from start-up and more well-established technology companies or our competitors, or that we will realize the anticipated benefits from our investments in these solutions. As a result, we may suffer losses on these investments or lose market share if competing technology solutions are more widely adopted than the technology solutions we are developing.

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

Strategic acquisitions are an important part of our growth strategy and we seek to identify attractive acquisition opportunities that we believe will be accretive and result in increased sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”), cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. Additionally, the evaluation and consummation of strategic transactions is a time-consuming and costly process that can divert resources away from our operations and result in the incurrence of meaningful transaction expenses. Furthermore, multiples for acquisition targets have generally increased over the past few years and we face increased competition from other acquirors for attractive acquisition opportunities. As a result, we may not be able to consummate acquisitions on favorable terms, if at all. We may also not be able to obtain necessary approvals, including regulatory or shareholder approvals, to consummate acquisitions. An inability to continue to identify and consummate attractive acquisitions could adversely affect our growth.

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

Our ten largest customers generated 15% of our net sales for the year ended December 31, 2024. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any downturn, some of our homebuilder customers may exit or severely curtail building activity in certain of our markets.

In addition, production homebuilders, multi-family builders and other customers may: (1) seek to purchase some of the products that we currently sell directly from manufacturers, (2) elect to establish their own building products manufacturing and distribution facilities or (3) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum quantity of product from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

Product shortages, loss of key suppliers, and our dependence on third-party suppliers and manufacturers could affect our financial health.

Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Historically, our products were obtainable from various sources and in sufficient quantities. However, the loss of, or an ongoing substantial decrease in the availability of products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows.

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

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary ERP systems are proprietary systems that have been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We are also currently implementing a new ERP system and there is no guarantee that such implementation will be successful or that we will not experience disruptions in connection with the new ERP system. We rely upon our information technology systems to run critical accounting and financial information systems, process receivables, manage and replenish inventory, fill and ship customer orders on a timely basis, and coordinate our sales activities across all products and services. A substantial disruption in our information technology systems for any prolonged time period could result in problems and delays in generating critical financial and operational information, processing receivables, receiving inventory and supplies and filling customer orders. These disruptions could adversely affect our operating results as well as our customer service and relationships. Our systems, or those of our significant customers or suppliers, might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet.

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

As of December 31, 2024, our debt totaled $3.7 billion, which includes $0.2 billion of finance lease and other finance obligations. We have a $1.8 billion revolving credit facility with a maturity date of January 17, 2028 (“Revolving Facility”), under which we had no outstanding borrowings and $0.1 billion of letters of credit outstanding as of December 31, 2024. In addition, we also have $0.6 billion in obligations under operating leases.

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

We are substantially reliant on cash on hand and borrowing availability under the Revolving Facility, which totaled $1.8 billion at December 31, 2024, to provide working capital and fund our operations. Our working capital requirements are likely to grow as we continue to grow organically and through acquisitions. Our inability to renew, amend or replace our debt instruments when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing the Revolving Facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $171.4 million as of December 31, 2024.

These provisions may restrict our ability to expand or fully pursue our business strategies or return capital to our shareholders through share repurchases. Our ability to comply with the agreements governing our debt instruments may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, a change in control or other events beyond our control. The breach of any of these provisions could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

Interest rates may increase in the future. As a result, interest rates on our Revolving Facility could be higher or lower than current levels. As of December 31, 2024, we had no outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense and further decreasing our net income and cash flows. In recent years, the Company has executed several debt transactions designed to optimize our debt structure and extend maturities. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

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

Throughout 2024, we generated significant excess cash flows. Our business plan calls for us to execute a variety of strategies to deploy excess capital including, but not limited to, continued organic balance sheet growth and the consideration of potential acquisition opportunities to further deploy our excess capital when we expect such opportunities to significantly enhance long-term stockholder value. We have also repurchased approximately $7.6 billion of our shares since January 2021 through the date of this filing and intend to continue repurchasing shares pursuant to share repurchase authorization approved by our board of directors in August 2024. Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

Legal and Compliance Risks

The nature of our business exposes us to product liability, product warranty, casualty, construction defect, asbestos, vehicle, workplace safety and injury and other claims and legal proceedings.

We are involved in product liability, product warranty, casualty, construction defect, asbestos, vehicle, workplace safety and injury and other claims relating to the products we manufacture and distribute, services we provide or have provided and our operations that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we have no direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. The Company has a number of known and threatened construction defect legal claims. We are also involved in several asbestos personal injury suits due to the alleged sale of asbestos-containing products by legacy businesses that we acquired. In addition, we are exposed to potential claims arising from the conduct of our respective employees and subcontractors, and builders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. We are also subject to workplace safety and injury claims from our employees and contractors. Product liability, product warranty, casualty, construction defect, asbestos, vehicle, workplace safety and injury and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings, such as workers’ compensation proceedings. We cannot assure you that any current or future claims against us will not adversely affect our financial condition, operating results and cash flows.

Federal, state, local and other regulations could impose substantial costs and/or restrictions on our operations that would reduce our net income.

We are subject to various federal, state, local and other regulations, including, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations, including immigration and work-authorization laws and regulations promulgated by the United States Equal Employment Opportunity Commission, tariff regulations on imported products promulgated by the Federal government, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, state and local regulations relating to our escrow business, and state and local zoning restrictions and building codes. In addition, changes to global trade policies may adversely impact our business. Significant changes in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to substantial penalties that could adversely affect our financial condition, operating results and cash flows and damage our reputation.

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

A measure of our success is dependent on maintaining our safety record, and an injury to, or death of, any of our employees, customers, or members of the general public related to our business activities could result in material liabilities and reputational injury.

Our business activities include an inherent risk of safety incidents that could result in injuries and deaths. The activities we conduct at our facilities present a risk of injury or death to our employees, customers, or visitors, notwithstanding our compliance with safety regulations. We may be unable to avoid material liabilities for an injury or death, and our workers’ compensation and other insurance policies may not be adequate or may not continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us.

Further, as a leading supplier and manufacturer of building materials, manufactured components and construction services, we operate a fleet of commercial motor vehicles, including semi-tractor trailer trucks, flatbed trucks, and forklifts. Accordingly, a safety incident involving our commercial fleet could result in material economic damages, as well as injuries and/or death, for our employees and any other parties involved. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, participants in commercial distribution and transportation activities (i.e., trucking and transportation) have experienced large verdicts, including some instances in which juries have awarded significant amounts.

In addition, our brand’s reputation is an important asset to our business; as a result, anything that damages our brand’s reputation could materially harm our business, results of operations, and financial condition. For example, negative media reports, whether or not accurate, can materially and adversely affect or reputation. Moreover, social media has dramatically increased the rate at which negative publicity can be disseminated before there is any meaningful opportunity to respond to or address an issue to protect our reputation.

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

In addition, the financial markets and the global economy may also be adversely affected by ongoing geopolitical conflicts, including those in Ukraine and the Middle East. These conflicts have impacted, and may continue to impact, commodity and energy prices, global supply chains and financial markets. In addition, sanctions imposed by the U.S. and other countries in response to the conflict in Ukraine could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of these geopolitical conflicts on our business are difficult to predict at this time, but in addition to inflationary pressures affecting our operations, any shortages of fuel or significant fuel cost increases could seriously disrupt our ability to distribute products to our customers.

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

Risks relating to corporate responsibility and sustainability could adversely affect our reputation and shareholder, employee, customer and third-party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to corporate responsibility and sustainability activities. We risk damage to our brand and reputation if we fail to act responsibly or meet any commitments that we may set in a number of areas, including with respect to climate change, human capital management, support for our local communities, corporate governance and transparency, or fail to consider such factors in our business operations.

Additionally, investors and shareholder advocates are placing an increasing emphasis on how corporations address corporate responsibility and sustainability issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our corporate responsibility and sustainability efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

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

The market price of our common stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. For example, between January 1, 2024, and December 31, 2024, the closing price of our common stock on the NYSE ranged from $132.60 to $211.12 per share. In addition, the price of our common stock may fluctuate significantly in response to various factors, including:

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

Governance

The Company’s Audit Committee and board of directors provide ultimate oversight of the Company’s cybersecurity risk management. The Audit Committee regularly reviews and discusses with management the strategies, processes, procedures and controls pertaining to the management of the Company’s information technology operations, including cyber risks and cybersecurity. The Company’s CISO and Chief Information Officer (“CIO”) provide quarterly reports to the Audit Committee regarding the evolving cybersecurity risk landscape, including emerging risks, as well as the Company’s processes, program and initiatives for managing these risks.

The Company’s CISO reports directly to the CIO, who in turn reports to the CEO. The CISO has over 20 years of experience in IT and cybersecurity. Under the direction of the CISO, the Company’s cybersecurity department continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements preventive and detective controls, as appropriate, to mitigate these risks. The cybersecurity team consists of cybersecurity professionals holding multiple certifications such as CISSP (Certified Information Systems Security Professional), CEH (Certified Ethical Hacker), GSOM (GIAC Security Operations Manager), CISM (Certified Information Security Manager), CISA (Certified Information Systems Auditor), among others. This analysis drives the Company’s short- and long-term cybersecurity strategies, which are executed through a collaborative effort within the IT department and are communicated to the board of directors regularly.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 43 states throughout the U.S. Based on available 2024 U.S. Census data, we have operations in 48 of the top 50 and 91 of the top 100 U.S. MSAs, as ranked by single family housing permits in 2024.

Distribution centers typically include 10 to 15 useable acres of outside storage, a 45,000 square foot warehouse, 6,000 square feet of office space, and 15,000 square feet of covered storage. The outside area provides space for lumber storage and a staging area for delivery while the warehouse stores millwork, windows and doors, and other specialty building products. The distribution centers are usually located in industrial areas with easy access to freeways to maximize distribution efficiency and convenience. Many of our distribution centers are situated on rail lines for efficient receipt of goods.

Our manufacturing facilities produce trusses, wall panels, engineered wood, windows, pre-hung doors and custom millwork. Where efficient, they are located on the same premises as our distribution facilities. Truss and panel manufacturing facilities vary in size from 60,000 square feet to 100,000 square feet with 10 to 15 useable acres of outside storage for materials and for finished goods. Our window manufacturing facility in Houston, Texas is approximately 840,000 square feet.

We own approximately 190 actively operating facilities, including our recent acquisition of Alpine Lumber, and contractually lease 400 actively operating facilities. These leases typically have an initial lease term of five to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 115 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

In addition, we operate a fleet of approximately 19,000 rolling stock units which includes trucks, forklifts, and trailers used to deliver products from our distribution and manufacturing centers to our customers’ job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of February 14, 2025, was 64.

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

The graph compares Builders FirstSource, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 600 Building Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2019, to December 31, 2024.

	12/19	12/20	12/21	12/22	12/23	12/24
Builders FirstSource, Inc.	100.00	160.61	337.31	255.33	656.99	562.50
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 600 Building Products	100.00	127.17	158.74	132.74	200.45	225.97

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 27, 2025, under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2024 — October 31, 2024	481,640	$191.88	478,807	$750,860,446
November 1, 2024 — November 30, 2024	429,106	180.82	389,349	680,880,229
December 1, 2024 — December 31, 2024	1,178,414	155.04	1,178,414	500,000,146
Total	2,089,160	$168.83	2,046,570	$500,000,146
(1)
On August 6, 2024, the Company announced the board of directors’ approval of a share repurchase authorization in the amount of $1.0 billion.

In the fourth quarter of 2024, 2,046,570 shares were repurchased and retired pursuant to share repurchase plans authorized by our board of directors. The remaining 42,590 shares presented in the table above represent shares tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 590 locations in 43 states across the U.S. Given the span and depth of our geographical reach, our locations are organized into three geographical divisions (East, Central, and West), which are also our operating segments. All of our segments have similar customers, products and services, and distribution methods. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating segments are aggregated into one reportable segment.

We offer an integrated solution to our customers by providing manufacturing, supply, and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods, various window, door and millwork lines along with other various building products. Our full range of construction-related services includes professional installation, turn-key framing and shell construction, and spans all of our product categories. We also offer digital solutions through our Paradigm subsidiary, including drafting, estimating, quoting, and virtual home design services.

We group our building products into four product categories:

•
Manufactured Products. Manufactured products consist of wood floor and roof trusses, wall panels, engineered wood and our Ready-Frame® framing system.
•
Windows, Doors and Millwork. Windows and doors are comprised of the manufacturing, assembly, and distribution of windows and the assembly and distribution of interior and exterior door units. Millwork includes interior trim and custom features that we manufacture, such as intricate mouldings, stair parts, and columns.
•
Specialty Building Products and Services. Specialty building products and services consist of various products, including vinyl, composite and wood siding, exterior trim, metal studs, cement, roofing, insulation, wallboard, ceilings, cabinets, and hardware. This category also includes services such as turn-key framing, shell construction, design assistance and professional installation of products spanning all of our product categories. We also offer software products through our Paradigm subsidiary, including drafting, estimating, quoting, and virtual home design services, which provide digital solutions to retailers, distributors, manufacturers and homebuilders that help them boost sales, reduce costs, and become more competitive.
•
Lumber and Lumber Sheet Goods. Lumber and lumber sheet goods include dimensional lumber, plywood, and OSB products used in on-site house framing.

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•
Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, rising inflationary pressures, mortgage markets and the health of the economy. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. As various current market dynamics, including inflationary pressures, mortgage rates and housing affordability shift, industry forecasters, including the National Association of Home Builders (“NAHB”), expect to see housing demand increase in the near-term. Despite recent tempered market conditions, we believe the housing industry remains underbuilt and that there are several meaningful trends that indicate U.S. housing demand will continue to be strong over the long-term, including the aging of housing stock and normal population growth due to immigration and birthrate exceeding death rate.

•
Targeting Large Production Homebuilders. The homebuilding industry continues to undergo consolidation, and the larger homebuilders continue to increase their market share. We expect that trend to continue as larger homebuilders have better liquidity and land positions relative to the smaller, less capitalized homebuilders. Our focus is on maintaining relationships and market share with these customers while balancing the competitive pressures we face in servicing large homebuilders with certain profitability expectations. Additionally, we continue to focus on expanding our custom homebuilder base while maintaining acceptable credit standards.
•
Multi-family and Light Commercial Business. Our primary focus has been on single-family residential new construction and the repair and remodel end market. However, through recent acquisitions we have expanded our operational footprint in the multi-family market, predominantly five-story and smaller, wood construction, and the light commercial market, growing our value-added components and millwork product offerings in this end market. We will continue to identify opportunities for profitable growth in these areas.
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
•
Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in order to realize increased efficiency, overcome skilled construction labor shortages and improve quality. Shortening cycle times from start to completion is a key imperative of the homebuilders during periods of strong consumer demand. As the availability of skilled construction labor remains limited, we continue to see the demand for prefabricated components increasing within the residential new construction market.
•
Economic Conditions. Economic changes both nationally and locally in our markets impact our financial performance. The building products supply industry is highly dependent upon new home construction and, to a lesser extent, repair and remodel activities, and is subject to cyclical market changes. Our operations are subject to fluctuations arising from changes in supply and demand, national and local economic conditions, labor costs and availability, competition, government regulation, trade policies (including with respect to tariffs on imported goods), inflation and other factors that affect the homebuilding industry, such as demographic trends, interest rates, housing starts, the high cost of land development, employment levels, consumer confidence, and the availability of credit to homebuilders, contractors, and homeowners. Disruptions and uncertainties as a result of a number of unforeseen environmental, social, economic or other factors, may have a significant impact on our future operating results.
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

RECENT DEVELOPMENTS

Business Combinations

During 2024 we completed a number of acquisitions for a combined $345.4 million purchase price, net of cash acquired, including the acquisitions of (i) Quality Door & Millwork, Inc. (“Quality Door”), (ii) Hanson Truss Components, Inc. (“Hanson Truss”), (iii) RPM Wood Products, Inc. (“RPM”), (iv) Schoeneman Bros. Company (“Schoeneman”), (v) TRSMI, LLC (“TRSMI”), (vi) Western Truss & Components (“Western Truss”), (vii) CRi SoCal (“CRi”), (viii) Wyoming Millwork Co. (“Wyoming Millwork”), (ix) Sunrise Wood Designs, LLC (“Sunrise Wood Designs”), (x) Reno Truss, Inc. (“Reno Truss”), (xi) High Mountain Door and Trim, Inc. (“High Mountain”), (xii) Douglas Lumber, Kitchens and Home Center (“Douglas Lumber”), and (xiii) Kleet Lumber (“Kleet Lumber”).

On January 2, 2025, we completed our previously announced acquisition of Alpine Lumber Company, the largest independently operated supplier of building materials in Colorado and northern New Mexico. Alpine serves the Colorado Front Range, western Colorado and northern New Mexico through its 21 operating locations and provides a broad product range, including prefabricated trusses and wall panels and millwork. On February 3, 2025, we completed the acquisition of O.C. Cluss Lumber, a lumber and building supplies provider in southwestern Pennsylvania, western Maryland and northern West Virginia.

These acquisitions further expand our market footprint and provide additional operations in our value-added product categories and are further described in Notes 3 and 16 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Company Shares Repurchases

On February 21, 2024, the Company’s board of directors authorized the repurchase of up to $1.0 billion of the Company’s outstanding shares of common stock, inclusive of the approximately $200 million remaining outstanding in the prior share repurchase plan authorized in April 2023. Share repurchases under this program were completed in May 2024.

On August 5, 2024, the Company’s board of directors authorized a new repurchase plan of up to $1.0 billion of the Company’s outstanding shares of common stock.

Under share repurchase programs authorized by the board of directors since August 2021, the Company has repurchased a total of 95.9 million shares of common stock, or 46.5% of the Company’s total shares outstanding, at an average price of $79.56, inclusive of fees and taxes, including 8.9 million shares of common stock at an average price of $170.74, inclusive of fees and taxes, in 2024. As of December 31,2024, the Company had $500.0 million authorization remaining under its current share repurchase program.

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

This transaction is described further in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions regarding its capital structure.

Executive Officer Transition

On September 19, 2024, the Company’s board of directors appointed Peter Jackson as the Company’s next President & Chief Executive Officer and member of its board of directors, effective November 6, 2024. Mr. Jackson previously served as Executive Vice President and Chief Financial Officer of the company since January 2021 and as Senior Vice President and Chief Financial Officer since November 2016. Mr. Jackson succeeded Dave Rush, who served as President and Chief Executive Officer since November 2022 and retired after 25 years of dedicated service to the Company, effective November 6, 2024. Mr. Rush will remain on the Company’s board of directors and continue as a special advisor to the Company to ensure a smooth transition. Additionally, the Company’s board of directors appointed Pete Beckmann, Senior Vice President, as Chief Financial Officer to succeed Mr. Jackson, effective November 6, 2024. Mr. Beckmann previously served as Senior Vice President, Financial Planning &Analysis of the Company since January 2021 and has been with the Company and legacy companies since 1999, serving in finance roles of increasing responsibility.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts for the year ended December 31, 2024, were 1.4 million, a decrease of 3.9% compared to the year ended December 31, 2023. Actual U.S. single-family housing starts for the year ended December 31, 2024, were 1.0 million, an increase of 6.5% compared to the year ended December 31, 2023. A composite of third-party sources, including the NAHB, are forecasting 1.4 million U.S. total housing starts and 1.0 million U.S. single-family housing starts for 2025, which are relatively flat from 2024. In addition, in its September 2024 semi-annual forecast, the HIRI forecasted sales in the professional repair and remodel end market to increase 3.2% in 2025 compared to 2024.

We believe the long-term outlook for the housing industry is positive and that the housing industry remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, uncertainty around interest rates and inflation may continue to pressure near-term housing industry demand as homes are less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions expand.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found under Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024.

2024 Compared with 2023

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items for the years ended December 31:

	2024	2023
Net sales	100.0%	100.0%
Cost of sales	67.2%	64.8%
Gross margin	32.8%	35.2%
Selling, general and administrative expenses	23.1%	22.4%
Income from operations	9.7%	12.8%
Interest expense, net	1.3%	1.1%
Income tax expense	1.9%	2.6%
Net income	6.5%	9.1%

Net Sales. Net sales for the year ended December 31, 2024, were $16.4 billion, a 4.1% decrease from net sales of $17.1 billion for 2023. Net sales decreased primarily as a result of a core organic sales decrease of 5.1% due to a continued normalization in the multi-family customer segment and declines in the single-family customer segment as home size and complexity decrease, while commodity price deflation decreased net sales by another 1.8%. These decreases were partially offset by increases in net sales from acquisitions and increased selling days of 2.1% and 0.7%, respectively.

The following table shows net sales classified by major product category for the years ended December 31:

	2024		2023
($ amounts in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$3,931.6	24.0%	$4,669.1	27.3%	(15.8)%
Windows, doors and millwork (1)	4,226.9	25.7%	4,310.1	25.2%	(1.9)%
Specialty building products and services	4,050.1	24.7%	3,992.1	23.4%	1.5%
Lumber and lumber sheet goods	4,191.9	25.6%	4,126.0	24.1%	1.6%
Total net sales	$16,400.5	100.0%	$17,097.3	100.0%	(4.1)%

(1) Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products categories primarily due to a continued normalization in multi-family and commodity deflation. Our windows, doors, and millwork sales declined primarily due to price normalization. For the comparable period, specialty building products and services and lumber and lumber sheet goods sales remained relatively consistent.

Gross Margin. Gross margin decreased $0.6 billion to $5.4 billion due to decreased sales. Our gross margin percentage decreased to 32.8% in 2024 from 35.2% in 2023, a 2.4% decrease. This decrease was attributable to single-family and multi-family margin normalization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $48.2 million, or 1.3%. This decrease in expenses was primarily due to decreased variable compensation costs related to decreased sales and profitability, and reduced intangible amortization expense, partially offset by additional operating expenses from locations acquired within the last twelve months and asset write-offs.

As a percentage of net sales, selling, general and administrative expenses increased to 23.1% from 22.4% in 2023. This increase was primarily due to decreased cost leverage on lower net sales during the period.

Interest Expense, Net. Interest expense, net was $207.7 million in 2024, an increase of $15.6 million from 2023. Interest expense increased primarily due to higher debt balances and average interest rates in 2024 compared to 2023, partially offset by interest income received in 2024.

Income Tax Expense. We recorded income tax expense of $309.6 million during the year ended December 31, 2024, compared to income tax expense of $443.6 million during the year ended December 31, 2023, a decrease of $134.0 million, driven by a decrease in income before income taxes in the current period. Our effective tax rate was 22.3% in 2024 which was relatively flat compared to the 22.4% in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2024, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
	(in millions)
Accounts receivable availability	$721.9	$923.8
Inventory availability	891.7	920.8
Other receivables availability	51.5	65.1
Gross availability	1,665.1	1,909.7
Less:
Agent reserves	(39.3)	(39.8)
Plus:
Cash in qualified accounts	88.5	13.3
Borrowing base	1,714.3	1,883.2
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,714.3	1,800.0
Less:
Outstanding borrowings	—	(464.0)
Letters of credit	(83.3)	(70.3)
Net excess borrowing availability on revolving facility	$1,631.0	$1,265.7

As of December 31, 2024, we had no outstanding borrowings under our Revolving Facility and our net excess borrowing availability was $1.6 billion after being reduced by outstanding letters of credit of $0.1 billion. Excess availability must equal or exceed a minimum specified amount, currently $171.4 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2024.

Liquidity

Our liquidity at December 31, 2024, was $1.8 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

A discussion regarding our consolidated cash flows for the year ended December 31, 2024, compared to the year ended December 31, 2023, is presented below. A discussion regarding our consolidated cash flows for the year ended December 31, 2023, compared to the year ended December 31, 2022, can be found under Item 7 of Part II of our annual report on Form 10-K filed with the SEC on February 22, 2024.

2024 Compared with 2023

Cash provided by operating activities was $1.9 billion in 2024 compared to cash provided by operating activities of $2.3 billion in 2023. The decrease in cash provided by operating activities was largely the result of a decrease in net income in 2024 of $0.5 billion.

For the year ended December 31, 2024, the Company used $42.4 million more cash to invest compared to the prior year ended December 31, 2023, primarily due to $97.8 million more spent on acquisitions, offset by $63.0 million less as a net investment in property, plant and equipment.

Cash used in financing activities was $1.1 billion in 2024 which consisted primarily of $1.5 billion for repurchases of common stock and $0.5 billion net payments on the Revolving Facility, offset by a net $1.0 billion received for the issuance of the 6.375% 2034 notes. Cash used in financing activities was $1.7 billion for 2023 which consisted primarily of $1.8 billion in repurchases of common stock, partially offset by $0.2 billion in net borrowings on the Revolving Facility.

These debt transactions are described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have, for the most part, remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2025 capital expenditures to be in the range of $350 million to $450 million primarily related to rolling stock, equipment and facility expansion and improvements to support our operations.

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

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2024, our goodwill balance was $3.7 billion, representing 34.8% of our total assets.

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

We assessed our goodwill balance at December 31, 2024, using a quantitative assessment. In performing the quantitative impairment test at December 31, 2024, we developed the fair value using a discounted cash flow methodology. Inherent in such fair value determinations are significant assumptions relating to future cash flows, expected future revenues, expected future profitability, the discount rate, the terminal value, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill being recorded.

Significant information and assumptions utilized in estimating future cash flows for quantitative goodwill impairment analyses include projections of revenue growth utilizing publicly available industry information such as lumber commodity prices and housing start forecasts developed by industry forecasters, including the NAHB. Expected future profitability reflects current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based on terminal value EBITDA multiples to reflect the relevant expected acquisition prices. The discount rate used is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Decreasing the long-term growth EBITDA multiple or increasing the discount rate would not have changed the results of our impairment testing.

At December 31, 2024, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and/or significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2024, 2023 or 2022.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 5.00% unsecured senior notes due 2030 (“5.00% 2030 notes”), 4.25% senior unsecured notes due 2032 (“4.25% 2032 notes,”), 6.375% senior unsecured notes due 2032 (“6.375% 2032 notes”), and 6.375% 2034 notes bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or secured overnight financing rate (“SOFR”), plus, in each case, an applicable margin. Therefore, we are exposed to interest rate risk under the Revolving Facility. We did not have any outstanding borrowings on the Revolving Facility as of December 31, 2024. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Distribution Sales

As described in Note 2 to the consolidated financial statements, the Company recognized consolidated net sales of $16.4 billion for the year ended December 31, 2024, a majority of which pertains to distribution sales. Revenue is recognized as performance obligations are satisfied by transferring control of a promised good or service to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Distribution sales typically consist of the sale of building products the Company manufactures and the resale of purchased building products. The Company recognizes revenue related to distribution sales at a point in time upon delivery of the ordered goods to their customers. Payment terms related to distribution sales are not significant as payment is generally received shortly after the point of sale.

The principal consideration for our determination that performing procedures relating to revenue recognition for distribution sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s distribution sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing, on a sample basis, revenue recognized by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and cash receipts or third party confirmations and (ii) testing, on a sample basis, outstanding accounts receivable balances as of December 31, 2024 by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery or services performed, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 20, 2025

We have served as the Company’s auditor since 1999

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Net sales	$16,400,492	$17,097,330	$22,726,418
Cost of sales	11,017,448	11,084,996	14,982,039
Gross margin	5,383,044	6,012,334	7,744,379
Selling, general and administrative expenses	3,787,795	3,836,015	3,974,173
Income from operations	1,595,249	2,176,319	3,770,206
Interest expense, net	207,724	192,115	198,373
Income before income taxes	1,387,525	1,984,204	3,571,833
Income tax expense	309,627	443,649	822,464
Net income	$1,077,898	$1,540,555	$2,749,369

Net income per share:
Basic	$9.13	$12.06	$16.98
Diluted	$9.06	$11.94	$16.82
Weighted average common shares:
Basic	118,038	127,777	161,960
Diluted	118,980	128,998	163,481

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$153,624	$66,156
Accounts receivable, less allowances of $41,233 and $42,488, respectively	1,163,147	1,436,917
Other receivables	344,342	290,310
Inventories, net	1,212,375	1,228,265
Contract assets	151,095	165,677
Other current assets	116,656	113,403
Total current assets	3,141,239	3,300,728
Property, plant and equipment, net	1,961,731	1,803,824
Operating lease right-of-use assets, net	594,301	502,184
Goodwill	3,678,504	3,556,556
Intangible assets, net	1,103,634	1,298,173
Other assets, net	103,677	37,987
Total assets	$10,583,086	$10,499,452
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$868,054	$881,384
Accrued liabilities	634,045	717,528
Contract liabilities	168,208	162,659
Current portion of operating lease liabilities	103,499	98,217
Current maturities of long-term debt	3,470	3,649
Total current liabilities	1,777,276	1,863,437
Noncurrent portion of operating lease liabilities	525,213	434,081
Long-term debt, net of current maturities, discounts and issuance costs	3,700,643	3,177,411
Deferred income taxes	148,167	167,199
Other long-term liabilities	135,317	124,973
Total liabilities	6,286,616	5,767,101
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 113,578 and 121,857 shares issued and outstanding, respectively	1,136	1,219
Additional paid-in capital	4,271,269	4,270,948
Retained earnings	24,065	460,184
Total stockholders' equity	4,296,470	4,732,351
Total liabilities and stockholders' equity	$10,583,086	$10,499,452

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$1,077,898	$1,540,555	$2,749,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	561,929	558,275	497,140
Amortization of debt discount, premium and issuance costs	5,591	4,685	4,837
Loss on extinguishment of debt	—	728	27,387
Deferred income taxes	(19,033)	(102,461)	(92,461)
Stock-based compensation expense	63,111	48,522	31,337
Credit loss expense (benefit)	10,419	(11,488)	38,921
Non-cash net loss (gain) on assets	16,972	(7,072)	(1,965)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	249,197	(12,641)	381,223
Inventories	51,475	231,457	271,889
Contract assets	15,036	18,023	24,051
Other current assets	(2,828)	10,941	15,173
Other assets and liabilities	(54,429)	(5,311)	15,189
Accounts payable	(28,600)	75,750	(314,004)
Accrued liabilities	(78,350)	(9,704)	(15,766)
Contract liabilities	4,304	(33,387)	(33,089)
Net cash provided by operating activities	1,872,692	2,306,872	3,599,231
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(336,458)	(238,673)	(628,014)
Purchases of property, plant and equipment	(380,569)	(476,335)	(340,152)
Proceeds from sale of property, plant and equipment	13,994	46,715	10,687
Cash used for equity investments	(7,686)	—	—
Net cash used in investing activities	(710,719)	(668,293)	(957,479)
Cash flows from financing activities:
Borrowings under revolving credit facility	954,000	5,128,000	5,881,000
Repayments under revolving credit facility	(1,418,000)	(4,928,000)	(6,205,000)
Proceeds from long-term debt and other loans	1,000,000	—	1,001,500
Repayments of long-term debt and other loans	(3,397)	(4,221)	(616,222)
Payments of debt extinguishment costs	—	—	(20,672)
Payments of loan costs	(12,829)	(1,897)	(16,797)
Payment of acquisition-related deferred and contingent consideration	(14,364)	—	—
Tax withholdings on and exercises of equity awards	(62,784)	(35,233)	(34,330)
Repurchase of common stock	(1,517,131)	(1,811,517)	(2,593,389)
Net cash used in financing activities	(1,074,505)	(1,652,868)	(2,603,910)
Net change in cash and cash equivalents	87,468	(14,289)	37,842
Cash and cash equivalents at beginning of period	66,156	80,445	42,603
Cash and cash equivalents at end of period	$153,624	$66,156	$80,445

Supplemental disclosures of cash flow information:
Cash paid for interest	$188,453	$186,497	$169,390
Cash paid for income taxes	373,059	578,734	936,424
Supplemental disclosures of non-cash activities:
Accrued purchases of property, plant and equipment	$14,491	$9,322	$10,797
Right-of-use assets obtained in exchange for operating lease obligations	175,418	104,512	100,843
Amounts accrued related to repurchases of common stock	13,929	16,988	44,447
Accrued consideration for acquisitions	8,974	13,797	11,270

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2021	179,820	$1,798	$4,260,670	$540,013	$4,802,481
Vesting of restricted stock units	1,329	13	(13)	—	—
Stock-based compensation expense	—	—	31,337	—	31,337
Repurchase of common stock (1)	(41,853)	(418)	—	(2,585,872)	(2,586,290)
Exercise of stock options	60	1	588	—	589
Shares withheld for restricted stock units vested	(492)	(5)	(34,915)	—	(34,920)
Net income	—	—	—	2,749,369	2,749,369
Balance at December 31, 2022	138,864	1,389	4,257,667	703,510	4,962,566
Vesting of restricted stock units	1,074	11	(11)	—	—
Stock-based compensation expense	—	—	48,522	—	48,522
Repurchase of common stock (2)	(17,753)	(178)	—	(1,783,881)	(1,784,059)
Exercise of stock options	73	1	658	—	659
Shares withheld for restricted stock units vested	(401)	(4)	(35,888)	—	(35,892)
Net income	—	—	—	1,540,555	1,540,555
Balance at December 31, 2023	121,857	1,219	4,270,948	460,184	4,732,351
Vesting of restricted stock units	901	9	(9)	—	—
Stock-based compensation expense	—	—	63,111	—	63,111
Repurchase of common stock (3)	(8,868)	(89)	—	(1,514,017)	(1,514,106)
Exercise of stock options	32	—	286	—	286
Shares withheld for restricted stock units vested	(344)	(3)	(63,067)	—	(63,070)
Net income	—	—	—	1,077,898	1,077,898
Balance at December 31, 2024	113,578	$1,136	$4,271,269	$24,065	$4,296,470

(1)
During the year ended December 31, 2022, we repurchased and retired 41.9 million shares of our common stock at an average price of $61.79 per share, for $2.6 billion, inclusive of fees, pursuant to the repurchase program authorized by our board of directors in February 2022, and further expanded by our board of directors in May 2022 and November 2022. The primary purpose of the repurchase program was to offset dilution from the merger with BMC.
(2)
During the year ended December 31, 2023, we repurchased and retired 17.8 million shares of our common stock at an average price of $100.49 per share, for $1.8 billion, inclusive of fees and taxes, pursuant to the repurchase program authorized by our board of directors in November 2022 and further expanded by our board of directors in April 2023. The primary purpose of the repurchase program was to offset dilution from the merger with BMC.
(3)
During the year ended December 31, 2024, we repurchased and retired 8.9 million shares of our common stock at an average price of $170.74 per share, for $1.5 billion, inclusive of fees and taxes, pursuant to the repurchase programs authorized by our board of directors in February 2024 and August 2024.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The company operates approximately 590 locations in 43 states across the U.S.

In this annual report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries, unless otherwise stated or the context otherwise requires.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements present the results of operations, financial position, and cash flows of Builders FirstSource, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Estimates are used when accounting for items such as revenue, vendor rebates, allowance for returns, discounts and credit losses, employee compensation programs, depreciation and amortization periods, income taxes, inventory values, insurance programs, goodwill, other intangible assets and long-lived assets.

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are recorded as other assets, net in the accompanying Consolidated Balance Sheets and are not considered significant to the Company.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including changing the composition of our product categories, and amounts presented as repurchases of common stock and tax withholdings on and exercises of equity awards. Prior period amounts related to product categories as disclosed in this Note 2 under Revenue Recognition have been reclassified to conform to the current year presentation.

The prior period amounts related to tax withholdings on equity awards have been reclassified from repurchases of common stock and combined with exercises of stock options to conform to the present year presentation. Reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, financing cash flows, or total cash flows as previously reported.

Segments

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. We provide a wide variety of building products and services directly to homebuilder customers. We manufacture floor trusses, roof trusses, wall panels, millwork, windows, and doors. We also provide a full range of construction services.

Given the span and depth of our geographical reach, our locations are organized into three geographical divisions (East, Central, and West), which are also our operating segments. Our operating segments are organized on a geographical basis to facilitate a disaggregated management of the Company and to respond to the local needs of the customers in the markets we serve. All of our operating segments have similar customers, products and services, and distribution methods.

Due to these similarities, along with the similar economic profitability achieved across all our operating segments, we aggregate our three operating segments into one reportable segment in accordance with GAAP. Centralized financial and operational oversight, including resource allocation and assessment of performance, is performed by our principal executive officer (“CEO”), whom we have determined to be our chief operating decision maker (“CODM”).

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

The following table disaggregates our net sales by product category for the years ended December 31:

	2024	2023	2022
	(in thousands)
Manufactured products	$3,931,647	$4,669,088	$5,678,570
Windows, doors and millwork	4,226,871	4,310,061	4,651,250
Specialty building products and services	4,050,027	3,992,132	4,311,123
Lumber and lumber sheet goods	4,191,947	4,126,049	8,085,475
Total net sales	$16,400,492	$17,097,330	$22,726,418

As our product alignment continues to be refined, we have reclassified prior periods net sales by product category to conform to the current period presentation. The impact to each of the prior periods’ net sales for each product category was less than 1% for 2023 and 2022.

Net sales from installation and construction services represents less than 10% of the Company’s net sales for each period presented.

Through December 31, 2024, 2023 and 2022, we recognized as revenue substantially all of the contract liabilities balance at December 31, 2023, 2022 and 2021, respectively.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multi-family builders. For the year ended December 31, 2024, our top 10 customers accounted for 15% of our net sales, with our largest customer accounting for 4% of net sales.

The allowance for credit losses is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current and forecasted economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

We also establish reserves for credit memos and customer returns. The reserve balance was $14.4 million and $14.8 million at December 31, 2024, and 2023, respectively. The activity in this reserve was not material for each year presented.

The following table shows the changes in our allowance for credit losses:

	2024	2023	2022
	(in thousands)
Balance at January 1,	$27,691	$50,383	$21,761
Net additions (reversals) to provision	10,419	(11,488)	38,921
Write-offs, net of recoveries	(11,276)	(11,204)	(10,299)
Balance at December 31,	$26,834	$27,691	$50,383

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

We source products from a large number of suppliers. Materials purchased from our largest single supplier represented 8% of our total materials purchased in 2024.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $654.0 million, $656.0 million and $641.8 million in 2024, 2023 and 2022, respectively.

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

Warranty Expense

We have warranty obligations with respect to most manufactured products; however, the liability for the warranty obligations is not material as a result of third-party inspection and acceptance processes.

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

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, the Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. As of December 31, 2024 and 2023, we had capitalized costs, net of amortization, of $9.3 million and $1.3 million included in Other current assets, respectively. As of December 31, 2024, we had capitalized costs, net of amortization, of $52.7 million included in Other assets, net. We did not have any non-current amounts recorded related to these agreements as of December 31, 2023. Amortization expense for these costs was $1.3 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively, and is included in Selling, general and administrative expenses within the Consolidated Statements of Operations. We did not have any amortization expense related to these costs during the year ended December 31, 2022.

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third-party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. The legal costs associated with these claims are included in these developed provisions. We discount our worker’s compensation, general liability, and auto liability insurance reserves based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $206.3 million and $190.0 million as of December 31, 2024, and 2023, respectively. Of these balances, $103.4 million and $100.0 million were recorded as other long-term liabilities as of December 31, 2024, and 2023, respectively. Included in these reserve balances as of December 31, 2024, and 2023, were $17.1 million and $13.7 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets in the accompanying consolidated balance sheets.

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

The table below presents the calculation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Numerator:
Net income	$1,077,898	$1,540,555	$2,749,369

Denominator:
Weighted average shares outstanding, basic	118,038	127,777	161,960
Dilutive effect of options and RSUs	942	1,221	1,521
Weighted average shares outstanding, diluted	118,980	128,998	163,481

Net income per share:
Basic	$9.13	$12.06	$16.98
Diluted	$9.06	$11.94	$16.82

Antidilutive and contingent RSUs excluded from diluted EPS	147	3	99

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

The fair value of RSU awards which are subject to or contain market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the years ended December 31:

	2024	2023	2022
Expected volatility (company)	43.8%	46.5%	53.0%
Expected volatility (peer group median)	30.5%	32.1%	34.6%
Correlation between the company and peer group median	0.5	0.5	0.6
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	4.5%	3.8%	1.7%

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

As of December 31, 2024, and 2023, the Company does not have any material financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 5.00% 2030 notes, 4.25% 2032 notes, 6.375% 2032 notes, 6.375% 2034 notes, and Revolving Facility at amortized cost. The fair values of the 5.00% 2030 notes, 4.25% 2032 notes, 6.375% 2032 notes, and 6.375% 2034 notes at December 31, 2024, were $523.6 million, $1,149.2 million, $697.4 million and $988.8 million respectively, and were determined using Level 2 inputs based on market prices.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. Comprehensive income is equal to net income for the years ended December 31, 2024, 2023 and 2022.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

3. Business Combinations

During 2024 we completed a number of acquisitions for a combined $345.4 million purchase price, net of cash acquired, including the acquisitions of (i) Quality Door & Millwork, Inc. (“Quality Door”), (ii) Hanson Truss Components, Inc. (“Hanson Truss”), (iii) RPM Wood Products, Inc. (“RPM”), (iv) Schoeneman Bros. Company (“Schoeneman”), (v) TRSMI, LLC (“TRSMI”), (vi) Western Truss & Components (“Western Truss”), (vii) CRi SoCal (“CRi”), (viii) Wyoming Millwork Co. (“Wyoming Millwork”), (ix) Sunrise Wood Designs, LLC (“Sunrise Wood Designs”), (x) Reno Truss, Inc. (“Reno Truss”), (xi) High Mountain Door and Trim, Inc. (“High Mountain”), (xii) Douglas Lumber, Kitchens and Home Center (“Douglas Lumber”), and (xiii) Kleet Lumber (“Kleet Lumber”).

Quality Door is a millwork distributor, serving Idaho markets in the Boise and Idaho Falls areas. Hanson Truss produces trusses, serving the areas of northern California and western Nevada. RPM provides a diverse product mix of lumber, windows, doors, millwork and trusses in northeastern Florida. Schoeneman manufacturers trusses and provides building materials and products to eastern South Dakota, and western Iowa. TRSMI manufactures and distributes trusses around the Detroit, Michigan area. Western Truss manufactures roof and floor trusses, serving central Arizona. CRi installs windows and doors in the southern California area. Wyoming Millwork serves custom and semi-custom builders with lumber and lumber sheet goods, windows, doors, millwork, trusses and other building products in Delaware. Sunrise Wood Designs is a custom cabinet manufacturer and installer to production and custom builders in North Texas. Reno Truss is a manufacturer and distributor of roof and floor trusses to single-family and multi-family markets in the Nevada area. High Mountain distributes and installs doors, windows and millwork to single-family and multi-family markets in the northern Nevada area. Douglas Lumber provides building materials to Rhode Island, Massachusetts and Connecticut, while Kleet Lumber provides lumber and building materials in the Long Island area.

During 2023 we completed a number of acquisitions for a combined $252.5 million purchase price, net of cash acquired, including the acquisitions of (i) Noltex Truss and its affiliates (“Noltex”), (ii) Builders Millwork and Supply, Inc. (“BMS”) (iii) J.B. Millworks, LLC (“JBM”), (iv) Church and Church, Inc. (“Church’s”), (v) Franks Cash and Carry, Inc. (“FCC”), (vi) Standale Lumber, LLC and Granville Lumber Co., LLC (“Standale”), and (vii) Encore Performance, LLC (“Encore”). These acquisitions further expanded our market footprint and provide additional operations in our value-added product categories and our multi-family customer segment.

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

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the years ended December 31, 2024, and 2023:

	Total Acquisitions
	2024	2023
	(in thousands)
Cash and cash equivalents	$9,730	$—
Accounts receivable	39,749	25,751
Other receivables	127	—
Inventories	35,585	36,789
Contract assets	454	—
Other current assets	426	70
Property, plant and equipment	55,385	15,053
Operating lease right-of-use assets	19,183	20,449
Finance lease right-of-use assets	—	528
Intangible assets	110,848	82,942
Other assets	134	138
Total assets	271,621	181,720

Accounts payable	8,842	3,122
Accrued liabilities	9,138	1,985
Contract liabilities	1,244	2,868
Operating lease liabilities	19,183	20,449
Finance lease liabilities	—	528
Total liabilities	38,407	28,952

Goodwill	121,948	99,702
Total purchase consideration	355,162	252,470
Accrued contingent consideration and purchase price adjustments	(8,974)	(13,797)
Less: cash acquired	(9,730)	—
Total cash consideration	$336,458	$238,673

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2024	2023
	(in thousands)
Land and improvements	$401,374	$369,574
Buildings and improvements	834,773	714,767
Machinery and equipment	1,530,119	1,303,312
Information technology, furniture and fixtures	256,095	213,066
Construction in progress	141,864	207,826
Finance lease right-of-use assets	3,479	7,268
Property, plant and equipment	3,167,704	2,815,813
Less: accumulated depreciation	1,205,973	1,011,989
Property, plant and equipment, net	$1,961,731	$1,803,824

Depreciation expense was $256.5 million, $222.6 million and $194.6 million, of which $78.7 million, $63.5 million, and $48.7 million was included in cost of sales, for the years ended December 31, 2024, 2023 and 2022, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included in the accompanying consolidated balance sheet as of December 31:

	2024	2023
	(in thousands)
Land and improvements	$105,833	$106,163
Buildings and improvements	115,020	115,970
Assets held under other finance obligations	220,853	222,133
Less: accumulated amortization	34,718	31,246
Assets held under other finance obligations, net	$186,135	$190,887

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2024, and 2023:

(in thousands)
Balance as of December 31, 2022 (1)	$3,456,854
Acquisitions	99,702
Balance as of December 31, 2023 (1)	$3,556,556
Acquisitions	121,948
Balance as of December 31, 2024 (1)	$3,678,504

(1) Goodwill is presented net of accumulated impairment losses of $44.6 million.

The change in the carrying amount of goodwill during 2024 is attributable to acquisitions. The amount allocated to goodwill is attributable to the assembled workforces acquired, expected synergies, and expected growth from the new markets which the Company has entered. The goodwill recognized from the TRSMI business combination will not be deductible for tax purposes. The $121.2 million of goodwill recognized from the other current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

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

In evaluating goodwill for impairment at December 31, 2024, we developed the fair value using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

We recorded no goodwill impairment charges in 2024, 2023 or 2022.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,216,578	$(1,198,125)	$2,105,730	$(912,865)
Trade names	64,500	(43,483)	64,500	(36,459)
Non-compete agreements	13,050	(8,599)	13,050	(6,223)
Developed technology	95,600	(35,887)	95,600	(25,160)
Total intangible assets	$2,389,728	$(1,286,094)	$2,278,880	$(980,707)

During the years ended December 31, 2024, 2023 and 2022, we recorded amortization expense in relation to the above-listed intangible assets of $305.4 million, $335.7 million and $302.6 million, respectively. We recorded no intangible asset impairment charges for those same years.

During 2023 we derecognized certain customer relationships, trade names, non-compete agreements and subcontractor relationships assets as they were fully amortized, resulting in a decrease in the gross carrying amount of the intangible assets and the related accumulated amortization.

In connection with the current year acquisitions, we recorded customer relationships intangible assets of $110.8 million. The weighted average useful life of the acquired customer relationships intangible assets is 2.8 years. The fair value of acquired customer relationships intangible assets was primarily estimated by applying the multiperiod excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2025	$252,871
2026	220,642
2027	164,988
2028	124,052
2029	71,710
Thereafter	269,371
Total future net intangible amortization expense	$1,103,634

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Accrued payroll and other employee related expenses	$310,073	$383,157
Self-insurance reserves	102,876	89,987
Accrued business and other taxes	72,944	76,098
Accrued contingent consideration & purchase price adjustments	6,974	43,127
Accrued rebates payable	35,404	35,921
Accrued interest	55,454	34,537
Other	50,320	54,701
Total accrued liabilities	$634,045	$717,528

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2024	December 31, 2023
	(in thousands)
Revolving credit facility (1)	$—	$464,000
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	—
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	190,312	193,048
Finance lease obligations	1,078	2,297
	3,741,390	3,209,345
Unamortized debt discount/premium and debt issuance costs	(37,277)	(28,285)
	3,704,113	3,181,060
Less: current maturities of long-term debt	3,470	3,649
Long-term debt, net of current maturities, discounts and issuance costs	$3,700,643	$3,177,411

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

On June 15, 2022, the Company completed a private offering of $700.0 million in aggregate principal amount of 6.375% 2032 notes at an issue price equal to 100% of par value. Subsequently, on June 16, 2022, the Company redeemed the remaining $612.5 million of the 6.75% senior secured notes due 2027 (“2027 notes”).

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

Revolving Credit Facility

As of December 31, 2024, the Revolving Facility provides for a $1.8 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the Revolving Facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2024, we had no outstanding borrowings under our Revolving Facility and our net excess borrowing availability was $1.6 billion after being reduced by outstanding letters of credit of $83.3 million.

As of December 31, 2024, borrowings under the Revolving Facility bear interest, at our option, at either the SOFR or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.10% to 1.60% per annum in the case of term SOFR loans and 0.00% to 0.50% per annum in the case of base rate loans. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the Revolving Facility based on quarterly average loan utilization. Letters of credit under the Revolving Facility are assessed at a rate equal to 1.25% or 1.50%, based on the average excess availability, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the end of March, June, September, and December.

All obligations under the Revolving Facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee our 5.00% 2030 notes, our 4.25% 2032 notes, our 6.375% 2032 notes and our 6.375% 2034 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors, subject to certain exceptions and permitted liens, including, with respect to the Revolving Facility, a first-priority security interest in such assets that constitute Revolving Collateral (as defined below) and a second-priority security interest in such assets that constitute Notes Collateral (as defined below).

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

The Revolving Facility contains restrictive covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the Revolving Facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $80.0 million or 10% of the maximum borrowing amount, which was $171.4 million as of December 31, 2024.

Senior Secured Notes due 2030

As of December 31, 2024, we have $550.0 million outstanding in aggregate principal amount of the 5.00% 2030 notes, which mature on March 1, 2030. Interest accrues on the 5.00% 2030 notes at a rate of 5.00% per annum and is payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2020.

The terms of the 5.00% 2030 notes are governed by the indenture, dated February 11, 2020 (the “2030 Indenture”), among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee. The 5.00% 2030 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the Revolving Facility, the 2032 notes or certain other indebtedness will also guarantee the 5.00% 2030 notes.

The 5.00% 2030 notes constitute senior unsecured obligations of the Company and the Debt Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the Revolving Facility, and the 2032 notes. The 5.00% 2030 notes are also (i) effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors to the extent of the value of the assets securing such indebtedness, (ii) senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors, and (iii) structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 5.00% 2030 notes.

At any time prior to March 1, 2025, the Company may redeem the 5.00% 2030 notes in whole or in part at a redemption price equal to 100% of the principal amount of the 5.00% 2030 notes plus the “applicable premium” set forth in the 2030 Indenture. At any time on or after March 1, 2025, the Company may redeem the 5.00% 2030 notes at the redemption prices set forth in the 2030 Indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 5.00% 2030 notes may require it to repurchase all or part of their 5.00% 2030 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

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

The 2032 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the Revolving Facility, the 5.00% 2030 notes or certain other indebtedness will also guarantee the 2032 notes.

The 2032 notes constitute senior unsecured obligations of the Company and Debt Guarantors, pari passu in right of payment, with all of the existing and future senior indebtedness of the Company, including indebtedness under the Revolving Facility and the 5.00% 2030 notes, effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors (including indebtedness under the Revolving Facility and 2032 notes) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 2032 notes.

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

Senior Secured Notes due 2034

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

The 6.375% 2034 notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s direct and indirect wholly owned subsidiaries (the “Guarantors”) that guarantee the Revolving Facility, the 5.00% 2030 notes, and the 2032 notes (collectively with the 5.00% 2030 notes, the “Existing notes”).

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

Each of the 2030 Indenture, the 2032 Indenture and the 2034 Indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

As of December 31, 2024, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2024, were as follows:

(in thousands)
2025	$—
2026	—
2027	—
2028	—
2029	—
Thereafter	3,550,000
Total long-term debt	$3,550,000

9. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following as of December 31:

	2024	2023
	(in thousands)
Assets
Operating lease right-of-use assets, net	$594,301	$502,184
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	1,318	2,714
Total right-of-use assets	$595,619	$504,898
Liabilities
Current
Current portion of operating lease liabilities	$103,499	$98,217
Current portion of finance lease liabilities (included in current maturities of long-term debt)	470	1,184
Noncurrent
Noncurrent portion of operating lease liabilities	525,213	434,081
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	608	1,113
Total lease liabilities	$629,790	$534,595

Total lease costs consisted of the following for the years ended December 31:

	2024	2023	2022
	(in thousands)
Operating lease costs (1)	$143,878	$144,243	$144,755
Finance lease costs:
Amortization of finance lease right-of-use assets	1,120	2,089	1,876
Interest on finance lease liabilities	95	201	179
Variable lease costs	34,781	34,408	30,590
Total lease costs	$179,874	$180,941	$177,400

(1) Includes short-term lease costs and sublease income which were not material for all periods presented.

Future maturities of lease liabilities as of December 31, 2024, were as follows:

	Finance Leases	Operating Leases
	(in thousands)
2025	$512	$136,195
2026	257	127,053
2027	210	112,578
2028	130	100,534
2029	55	80,167
Thereafter	—	218,774
Total lease payments	1,164	775,301
Less: amount representing interest	(86)	(146,589)
Present value of lease liabilities	1,078	628,712
Less: current portion	(470)	(103,499)
Long-term lease liabilities, net of current portion	$608	$525,213

Weighted average lease terms and discount rates as of December 31 were as follows:

	2024	2023
Weighted average remaining lease term (years)
Operating leases	7.0	6.6
Finance leases	3.0	2.8
Weighted average discount rate
Operating leases	6.0%	6.0%
Finance leases	5.7%	6.1%

The following table presents cash paid for amounts included in the measurement of lease liabilities for the years ended December 31:

	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$132,989	$127,562	$125,311
Operating cash flows from finance leases	95	201	179
Financing cash flows from finance leases	1,182	2,214	1,844

Our lease agreements do not impose any significant restrictions or covenants on us. As of December 31, 2024, we do not have any material leases that have been signed but have not yet commenced and are not reflected on our consolidated balance sheet. Leases with related parties are not significant as of and for the years ended December 31, 2024, 2023 and 2022.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 115 individual property lease agreements with a single lessor as of December 31, 2024. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of December 31, 2024, other finance obligations consist of $190.3 million, with cash payments of $20.6 million for the year ended December 31, 2024. These other finance obligations are included on the consolidated balance sheets as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheets.

Future maturities for other finance obligations as of December 31, 2024, were as follows:

(in thousands)
2025	$16,272
2026	15,939
2027	15,874
2028	15,887
2029	15,907
Thereafter	103,127
Total	$183,006

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), as amended, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. As of December 31, 2024, the Company had reserved 15.1 million shares of common stock for the grant of awards under the 2014 Plan, subject to adjustment as provided by the 2014 Plan. All shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards. Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four-year period or cliff vest after a period of three to four years. As of December 31, 2024, 7.6 million shares were available for issuance under the 2014 Plan. If it is assumed that shares will be issued at the target vesting amount for outstanding RSUs with variable payout provisions, an additional 0.4 million shares would be included in the shares available for future issuance under the 2014 Plan.

Previous Incentive Plans

We were authorized to issue shares of common stock pursuant to awards granted in various forms under our 1998 Stock Incentive Plan, 2005 Equity Incentive Plan, and 2007 Incentive Plan. No further grants will be made under these plans and all remaining awards granted under these plans are fully vested and exercisable.

Stock Options

The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2023	57	$9.88
Exercised	(32)	8.87
Forfeited	—	—
Outstanding at December 31, 2024	25	11.17	1.0	$3,303
Exercisable at December 31, 2024	$25	$11.17	1.0	$3,303

The outstanding options at December 31, 2024, are options granted under the 2014 plan and are exercisable. There were no outstanding options at December 31, 2024, under the 2007 Plan, the 2005 Plan, and the 1998 Plan. There were no options granted and no options vested during the years ended December 31, 2024, 2023 or 2022. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 were $5.4 million, $9.0 million and $3.6 million, respectively.

Restricted Stock Units

The total outstanding RSUs at December 31, 2024, include 1.0 million units granted under the 2014 Plan.

Time Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2024:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2023	1,118	$68.35
Granted	280	186.61
Vested	(716)	62.46
Forfeited	(46)	105.95
Nonvested at December 31, 2024	636	$124.37

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2024, 2023 and 2022 was $186.61, $87.05, and $62.46, respectively.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan, that generally vest based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The following table summarizes activity for these RSUs for the year ended December 31, 2024:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2023	406	$72.22
Granted	86	201.97
Performance & market achievement adjustment (1)	73	47.85
Vested	(185)	47.85
Forfeited	(22)	105.81
Nonvested at December 31, 2024	358	$108.87

(1) Represents RSUs granted prior to 2024 for which the performance and market achievement period was completed in 2024, resulting in incremental unit awards granted. These incremental awards are also included in the amount vested in 2024.

The weighted average grant date fair value of RSUs for which vesting is subject to performance, market and service conditions granted during the years ended December 31, 2024, 2023 and 2022 was $201.97, $88.48 and $70.77, respectively.

Our results of operations include stock compensation expense of $63.1 million, $48.5 million and $31.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $27.6 million, $16.3 million and $16.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $53.6 million, $37.6 million and $29.0 million, respectively.

As of December 31, 2024, there was $64.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

11. Income Taxes

The components of income tax expense were as follows for the years ended December 31:

	2024	2023	2022
	(in thousands)
Current:
Federal	$287,131	$468,635	$789,465
State	41,528	77,475	125,460
	328,659	546,110	914,925
Deferred:
Federal	(16,453)	(82,150)	(73,016)
State	(2,579)	(20,311)	(19,445)
	(19,032)	(102,461)	(92,461)
Income tax expense	$309,627	$443,649	$822,464

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2024	2023
	(in thousands)
Deferred tax assets related to:
Operating lease liabilities	$148,376	$125,622
Insurance reserves	37,840	34,556
Accrued expenses	17,703	36,719
Operating loss and credit carryforwards	12,308	13,408
Stock-based compensation expense	10,931	8,643
Inventories	10,435	13,132
Accounts receivable	10,006	10,338
Other	312	7,813
Total deferred tax assets	247,911	250,231
Deferred tax liabilities related to:
Property, plant and equipment	(179,862)	(166,799)
Operating lease right-of-use assets	(140,255)	(118,515)
Goodwill and other intangible assets	(66,263)	(121,052)
Prepaid expenses	(9,698)	(11,064)
Total deferred tax liabilities	(396,078)	(417,430)
Net deferred tax liability	$(148,167)	$(167,199)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below for the years ended December 31:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.4	2.3	2.3
Stock-based compensation windfall benefit	(2.0)	(0.8)	(0.5)
Permanent difference - 162(m) limitation	0.8	0.5	0.3
Permanent difference - credits	(0.5)	(0.6)	(0.2)
Permanent difference - other	0.2	0.2	—
Other	0.4	(0.2)	0.1
	22.3%	22.4%	23.0%

We have $34.5 million of state net operating loss carryforwards and $0.7 million of state tax credit carryforwards expiring at various dates through 2036. We also have $48.6 million of federal net operating loss carryforwards expiring at various dates through 2034. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryforward period. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. As of December 31, 2024, or 2023, we carried no valuation allowances against our net deferred tax assets.

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

The balance for uncertain tax positions, excluding penalties and interest, was $19.7 million and $19.2 million as of December 31, 2024, and 2023, respectively, with $0.5 million, $2.9 million and $1.8 million recorded in the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2024, 2023 or 2022.

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

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released Model Global Anti-Base Erosion rules under Pillar Two. These rules provide for the taxation of large multinational corporations at a minimum rate of 15%, calculated on a jurisdictional basis. Countries in which we operate enacted legislation to implement aspects of the Pillar Two rules beginning in 2024, with certain remaining impacts to be effective from January 1, 2025. The items enacted in 2024 did not have a material impact on our consolidated financial statements and we do not expect the items effective in 2025 to have a material impact on our consolidated financial statements.

12. Employee Benefit Plans

We maintain active defined contribution 401(k) plans under which our employees are eligible to participate in the plan subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $37.6 million, $36.5 million and $36.4 million in 2024, 2023 and 2022, respectively, for contributions to the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts and subject to the normal risks of participating in these types of plans, including potentially being required to pay that plan an amount to stop participating (“withdrawal liability”). Contributions to the plans for the years ended December 31, 2024, 2023 and 2022 were not material.

13. Commitments and Contingencies

As of December 31, 2024, we had outstanding letters of credit totaling $83.3 million under our Revolving Facility that principally support our self-insurance programs.

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

14. Related Party Transactions

A member of the Company’s board of directors was an executive officer of one of our customers, Ashton Woods USA, L.L.C., during 2022. Total net sales to Ashton Woods USA, L.L.C. were approximately 1% of our total net sales for the year ended December 31, 2022. For the years ended December 31, 2024 and 2023 there are no related party transactions.

15. Significant Segment Expenses

The accounting policies of our reportable segment are consistent with the accounting policies described in Note 2 to these consolidated financial statements. The primary measures reviewed by the CODM, including revenue, gross margin and income before income taxes, are shown in these consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these consolidated financial statements. Compensation and benefits were $2.3 billion, $2.3 billion and $2.5 billion for the years ended December 31, 2024, 2023 and 2022, respectively, and are reported within selling, general, and administrative expenses in these consolidated financial statements. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these consolidated financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.

16. Subsequent Events

Business Combinations

On January 2, 2025, we completed our previously announced acquisition of Alpine Lumber Company, the largest independently operated supplier of building materials in Colorado and northern New Mexico. Alpine serves the Colorado Front Range, western Colorado and northern New Mexico through its 21 operating locations and provides a broad product range, including prefabricated trusses and wall panels and millwork.

On February 3, 2025, we completed the acquisition of O.C. Cluss Lumber, a lumber and building supplies provider in southwestern Pennsylvania, western Maryland and northern West Virginia.

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

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this annual report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and in our annual report on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, our legal department and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2024, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, other than the information regarding the Code of Business Conduct and Ethics and Insider Trading Policy set forth below, appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2025 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

Insider Trading Policy

We have an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to all of our personnel, including directors, officers and employees and other covered persons. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2025, under the captions “Executive Compensation and Other Information,” “Director Compensation — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 27, 2025, under the caption “Securities Owned by Directors, Executive Officers, and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2025, under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 27, 2025, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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
2.1

Agreement and Plan of Merger, dated August 26, 2020, by and among Builders FirstSource, Inc., BMC Stock Holdings, Inc., and Boston Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 27, 2020, File Number 0-51357)

3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on June 6, 2005, File Number 333-122788)

3.2

Amendment to Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 4, 2021, File Number 0-51357)

3.3

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 28, 2022, File Number 001-40620)

4.1

Indenture, dated as of February 11, 2020, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

4.2

Indenture, dated as of July 23, 2021, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2021, File Number 001-40620)

4.3

Second Supplemental Indenture, dated as of January 21, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2022, File Number 001-40620)

4.4

Indenture, dated as of June 15, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2022, File Number 001-40620)

4.5

Indenture, dated as of February 29, 2024, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 29, 2024, File Number 001-40620)

4.6*	Description of Capital Stock
10.1+

Amended and Restated ABL Credit Agreement, dated as of July 31, 2015, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.2

Amendment No. 1 to Credit Agreement, dated as of March 22, 2017, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2017, File Number 0-51357)

10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2019, File Number 0-51357)

10.4

Amendment No. 3 to Credit Agreement, dated as of January 29, 2021, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3 2021, File Number 0-51357)

10.5

Amendment No. 4 to Credit Agreement, dated as of December 17, 2021, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2021, File Number 001-40620)

10.6

Amendment No. 5 to Credit Agreement, dated as of February 4, 2022, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2022, File Number 001-40620)

10.7

Amendment No. 6 to Credit Agreement, dated as of January 17, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2023, File Number 001-40620)

10.8

Amendment No. 7 to Credit Agreement, dated as of April 3, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 3, 2023, File Number 001-40620)

10.9

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.10

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.10

Notes Collateral Agreement, dated as of May 30, 2019, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.12

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.13

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.14+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.15+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.16+

Second Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51351)

10.17+

2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, File Number 0-51357)

10.19

Builders FirstSource, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, File Number 001-40620)

10.20+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.21+

Builders FirstSource, Inc. Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, File Number 001-40620)

10.22*+	Special Advisor Agreement, dated as of November 6, 2024, between Builders FirstSource, Inc. and Dave Rush
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

19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1*	Power of Attorney (included as part of signature page)
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Pete Beckmann as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Executive Officer and Pete Beckmann as Chief Financial Officer

97.1*

Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, File Number 001-40620)

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on February 20, 2025, formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (ii) Consolidated Balance Sheets at December 31, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, has been formatted in Inline XBRL.

* Filed herewith

** Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Peter M. Jackson, our Chief Executive Officer, and Pete Beckmann, our Chief Financial Officer.

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

February 20, 2025

BUILDERS FIRSTSOURCE, INC.

/s/ PETER M. JACKSON
Peter M. Jackson
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

Signature	Title	Date

/s/ PETER M. JACKSON	Chief Executive Officer and Director	February 20, 2025
Peter M. Jackson	(Principal Executive Officer)

/s/ PETE R. BECKMANN	Executive Vice President and Chief Financial Officer	February 20, 2025
Pete R. Beckmann	(Principal Financial Officer)

/s/ MATTHEW TRESTER	Vice President and Controller	February 20, 2025
Matthew Trester	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	February 20, 2025
Paul S. Levy

/s/ MARK ALEXANDER	Director	February 20, 2025
Mark Alexander

/s/ CORY J. BOYDSTON	Director	February 20, 2025
Cory J. Boydston

/s/ DIRKSON R. CHARLES	Director	February 20, 2025
Dirkson R. Charles

/s/ CLEVELAND A. CHRISTOPHE	Director	February 20, 2025
Cleveland A. Christophe

/s/ WILLIAM B. HAYES	Director	February 20, 2025
William B. Hayes

/s/ BRETT N. MILGRIM	Director	February 20, 2025
Brett N. Milgrim

/s/ JAMES O’LEARY	Director	February 20, 2025
James O’Leary

/s/ CRAIG A. STEINKE	Director	February 20, 2025
Craig A. Steinke

/s/ DAVE RUSH	Director	February 20, 2025
Dave Rush