Form 10-Q
period 2025-03-31
Builders FirstSource, Inc.
filed 2025-05-01
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 25, 2025, was 110,514,818.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net sales	$3,657,496	$3,891,352
Cost of sales	2,542,255	2,591,498
Gross margin	1,115,241	1,299,854
Selling, general and administrative expenses	930,800	926,257
Income from operations	184,441	373,597
Interest expense, net	64,892	48,336
Income before income taxes	119,549	325,261
Income tax expense	23,245	66,480
Net income	$96,304	$258,781

Net income per share:
Basic	$0.85	$2.12
Diluted	$0.84	$2.10
Weighted average common shares:
Basic	113,675	121,972
Diluted	114,339	123,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$115,371	$153,624
Accounts receivable, less allowances of $44,993 and $41,233, respectively	1,251,571	1,163,147
Other receivables	270,218	344,342
Inventories, net	1,348,909	1,212,375
Contract assets	161,946	151,095
Other current assets	132,390	116,656
Total current assets	3,280,405	3,141,239
Property, plant and equipment, net	2,171,209	1,961,731
Operating lease right-of-use assets, net	597,125	594,301
Goodwill	3,969,019	3,678,504
Intangible assets, net	1,318,297	1,103,634
Other assets, net	111,560	103,677
Total assets	$11,447,615	$10,583,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,022,022	$868,054
Accrued liabilities	483,399	634,045
Contract liabilities	184,746	168,208
Current portion of operating lease liabilities	104,045	103,499
Current maturities of long-term debt	7,244	3,470
Total current liabilities	1,801,456	1,777,276
Noncurrent portion of operating lease liabilities	525,677	525,213
Long-term debt, net of current maturities, discounts and issuance costs	4,472,260	3,700,643
Deferred income taxes	137,528	148,167
Other long-term liabilities	136,534	135,317
Total liabilities	7,073,455	6,286,616
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 113,726 and 113,578 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	1,137	1,136
Additional paid-in capital	4,265,403	4,271,269
Retained earnings	107,620	24,065
Total stockholders' equity	4,374,160	4,296,470
Total liabilities and stockholders' equity	$11,447,615	$10,583,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$96,304	$258,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,031	140,381
Deferred income taxes	(10,638)	(8,368)
Stock-based compensation expense	14,238	16,900
Other non-cash adjustments	(6,774)	179
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	30,599	136,636
Inventories, net	(82,503)	(126,707)
Contract assets	(10,851)	(7,638)
Other current assets	(15,013)	(7,048)
Other assets and liabilities	(16,213)	(16,664)
Accounts payable	142,891	143,616
Accrued liabilities	(166,294)	(222,715)
Contract liabilities	11,551	9,834
Net cash provided by operating activities	132,328	317,187
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(824,795)	(58,705)
Purchases of property, plant and equipment	(99,974)	(93,212)
Proceeds from sale of property, plant and equipment	12,713	3,567
Cash used for equity investments	—	(2,686)
Net cash used in investing activities	(912,056)	(151,036)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,142,000	422,000
Repayments under revolving credit facility	(367,000)	(886,000)
Proceeds from long-term debt and other loans	—	1,000,000
Repayments of long-term debt and other loans	(754)	(879)
Payments of loan costs	—	(12,529)
Payments of acquisition-related deferred and contingent consideration	(322)	(8,900)
Tax withholdings on and exercises of equity awards	(20,102)	(31,723)
Repurchase of common stock	(12,347)	(16,801)
Net cash provided by financing activities	741,475	465,168
Net change in cash and cash equivalents	(38,253)	631,319
Cash and cash equivalents at beginning of period	153,624	66,156
Cash and cash equivalents at end of period	$115,371	$697,475

Supplemental disclosures of cash flow information:
Cash paid for interest	$88,678	$51,628
Cash paid for income taxes	1,856	2,747
Supplemental disclosures of non-cash activities:
Accrued consideration for acquisitions	$3,184	$279
Accrued purchases of property, plant and equipment	7,322	6,395
Right-of-use assets obtained in exchange for operating lease obligations	24,121	29,719
Amounts accrued related to repurchases of common stock	404	2,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2023	121,857	$1,219	$4,270,948	$460,184	$4,732,351
Vesting of restricted stock units	438	4	(4)	—	—
Stock-based compensation expense	—	—	16,900	—	16,900
Repurchase of common stock (1)	(97)	(1)	—	(19,599)	(19,600)
Exercise of stock options	21	—	151	—	151
Shares withheld for restricted stock units vested	(169)	(3)	(31,873)	—	(31,876)
Net income	—	—	—	258,781	258,781
Balance at March 31, 2024	122,049	1,220	4,256,122	699,366	4,956,708

Balance at December 31, 2024	113,578	$1,136	$4,271,269	$24,065	4,296,470
Vesting of restricted stock units	376	4	(4)	—	—
Stock-based compensation expense	—	—	14,238	—	14,238
Repurchase of common stock (2)	(97)	(1)	—	(12,749)	(12,750)
Exercise of stock options	9	—	77	—	77
Shares withheld for restricted stock units vested	(140)	(2)	(20,177)	—	(20,179)
Net income	—	—	—	96,304	96,304
Balance at March 31, 2025	113,726	$1,137	$4,265,403	$107,620	$4,374,160

1.
During the three months ended March 31, 2024, we repurchased and retired 0.1 million shares of our common stock for $19.6 million, inclusive of applicable fees and taxes, at an average price of $202.67 per share.
2.
During the three months ended March 31, 2025, we repurchased and retired 0.1 million shares of our common stock for $12.8 million, inclusive of applicable fees and taxes, at an average price of $131.51 per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The Company operates approximately 595 locations in 43 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

The Condensed Consolidated Balance Sheet as of December 31, 2024, is derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This Condensed Consolidated Balance Sheet as of December 31, 2024, and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2024, included in our most recent annual report on Form 10-K for fiscal year 2024 (“2024 Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2024 Form 10-K.

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

Due to these similarities, along with the similar economic profitability achieved across all our operating segments, we aggregate our three operating segments into one reportable segment in accordance with Generally Accepted Accounting Principles (“GAAP”). Centralized financial and operational oversight, including resource allocation and assessment of performance, is performed by our principal executive officer (“CEO”), whom we have determined to be our chief operating decision maker (“CODM”). Since the Company operates in one reportable segment, the primary measures reviewed by our CEO, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements.

The accounting policies of our reportable segment are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2024 Form 10-K.

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, the Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. As of March 31, 2025, and December 31, 2024, we had capitalized costs, net of amortization, of $11.8 million and $9.3 million included in other current assets, respectively. As of

March 31, 2025, and December 31, 2024, we had capitalized costs, net of amortization, of $67.5 million and $52.7 million included in other assets, net. We did not have any amortization expense related to these costs for the three months ended March 31, 2025. For the three months ended March 31, 2024, we amortized $0.3 million for these costs, included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is equal to net income for all periods presented.

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are recorded as other assets, net in the accompanying Condensed Consolidated Balance Sheets and are not considered significant to the Company.

Reclassifications

The prior period amounts disclosed in Note 3 have been reclassified to conform to current year presentation. These reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity or cashflows as previously reported.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose: (i) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; (ii) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid net of refunds; (iii) the income or loss from continuing operations before income tax expense, or benefit, disaggregated between domestic and foreign; and (iv) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, though retrospective application is permitted. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

2. Business Combinations

During the first three months of 2025, we completed the acquisitions of Alpine Lumber Company (“Alpine Lumber”) and O.C. Cluss Lumber Company (“Cluss Lumber”) for a combined total of approximately $828.0 million, net of cash acquired. Alpine Lumber was the largest independently operated supplier of building materials in Colorado and northern New Mexico. Alpine Lumber serves the Colorado Front Range, western Colorado and northern New Mexico through its 21 operating locations, and provides a broad product range, including prefabricated trusses and wall panels, and millwork. Cluss Lumber is a supplier of lumber and building materials to southwestern Pennsylvania, western Maryland and northern West Virginia.

During the first three months of 2024, we completed the acquisitions of Quality Door & Millwork, Inc. (“Quality Door”) and Hanson Truss Components, Inc. (“Hanson Truss”) for a combined total of approximately $59.0 million. Quality Door is a millwork distributor, serving Idaho markets in the Boise and Idaho Falls areas. Hanson Truss produces trusses, serving the areas of Northern California and Western Nevada.

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

Pro forma financial information for the acquisitions discussed above for 2025 and 2024 are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate for each respective period.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended March 31, 2025, and March 31, 2024:

	Total Acquisitions
	2025	2024
	(in thousands)
Cash and cash equivalents	$2,785	$—
Accounts receivable	38,058	4,546
Other receivables	6,842	—
Inventories	54,031	1,935
Other current assets	721	5
Property, plant and equipment	184,104	2,857
Operating lease right-of-use assets	3,386	2,888
Intangible assets	287,951	24,089
Other assets	41	—
Total assets	577,919	36,320

Accounts payable	11,107	702
Accrued liabilities	18,189	23
Contract liabilities	4,988	24
Operating lease liabilities	3,386	2,888
Total liabilities	37,670	3,637

Goodwill	290,515	26,301
Total purchase consideration	830,764	58,984
Accrued contingent consideration and purchase price adjustments	(3,184)	(279)
Less: cash acquired	(2,785)	—
Total cash consideration	$824,795	$58,705

3. Revenue

The following table disaggregates our net sales by product category:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Manufactured products	$846,295	$979,173
Windows, doors and millwork	922,783	1,030,403
Specialty building products and services	914,038	902,739
Lumber and lumber sheet goods	974,380	979,037
Net sales	$3,657,496	$3,891,352

As our product alignment continues to be refined, we have reclassified prior periods net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for each product category was less than 1% for the three months ended March 31, 2024.

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

Through March 31, 2025, and 2024, we recognized as revenue approximately 70% and 75% of the contract liabilities balances outstanding as of December 31, 2024, and 2023, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income	$96,304	$258,781

Denominator:
Weighted average shares outstanding, basic	113,675	121,972
Dilutive effect of options and RSUs	664	1,399
Weighted average shares outstanding, diluted	114,339	123,371

Net income per share:
Basic	$0.85	$2.12
Diluted	$0.84	$2.10

Antidilutive and contingent RSUs excluded from diluted EPS	82	36

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2024 (1)	$3,678,504
Acquisitions	290,515
Balance as of March 31, 2025 (1)	$3,969,019

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2025, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the period. As of March 31, 2025, no impairment triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,495,529	$(1,266,197)	$2,216,578	$(1,198,125)
Developed technology	95,600	(38,542)	95,600	(35,887)
Trade names	73,500	(45,535)	64,500	(43,483)
Non-compete agreements	13,050	(9,108)	13,050	(8,599)
Total intangible assets	$2,677,679	$(1,359,382)	$2,389,728	$(1,286,094)

In connection with the current year acquisitions, we recorded intangible assets of $288.0 million, which includes $279.0 million of customer relationships and $9.0 million of trade names. The weighted average useful life of the current year acquired intangible assets is 11.4 years in total, 11.6 years for customer relationships and 3.0 years for trade names. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three months ended March 31, 2025, and March 31, 2024, we recorded amortization expense in relation to the above-listed intangible assets of $73.3 million and $79.9 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2025 (from April 1, 2025)	$215,454
2026	254,830
2027	195,763
2028	150,289
2029	96,507
Thereafter	405,454
Total future intangible amortization expense	$1,318,297

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued payroll and other employee related expenses	$182,311	$310,073
Self-insurance reserves	105,421	102,876
Accrued business and other taxes	81,448	72,944
Accrued interest	30,703	55,454
Accrued rebates payable	19,517	35,404
Accrued professional service fees	14,797	16,406
Accrued contingent consideration & purchase price adjustments	9,261	6,974
Other	39,941	33,914
Total accrued liabilities	$483,399	$634,045

8. Long-Term Debt

Long-term debt consisted of the following as of:

	March 31, 2025	December 31, 2024
	(in thousands)
Revolving credit facility (1)	$775,000	$—
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	1,000,000
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	189,858	190,312
Finance lease obligations	892	1,078
	4,515,750	3,741,390
Unamortized debt discount/premium and debt issuance costs	(36,246)	(37,277)
	4,479,504	3,704,113
Less: current maturities of long-term debt	7,244	3,470
Long-term debt, net of current maturities, discounts and issuance costs	$4,472,260	$3,700,643

(1)
The weighted average interest rate was 5.4% as of March 31, 2025.

The Company’s Revolving Facility and outstanding senior unsecured notes are discussed in more detail in our 2024 Form 10-K.

Fair Value

As of March 31, 2025, and December 31, 2024, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our Revolving Facility, 4.25% senior notes due 2032 (the “4.25% 2032 Notes”), 6.375% senior notes due 2034 (the “6.375% 2034 Notes”), 6.375% senior notes due 2032 (the “6.375% 2032 Notes”), and 5.00% senior notes due 2030 (the “5.00% 2030 Notes”), at amortized cost. The fair values of the 4.25% 2032 Notes, 6.375% 2034 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes, at March 31, 2025, were approximately $1.2 billion, $1.0 billion, $705.3 million, and $528.0 million, respectively, which were determined using Level 2 inputs based on market prices. The carrying value of the Revolving Facility as of March 31, 2025 approximates its fair value, as the rates of the Revolving Facility are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the Revolving Facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2025.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first three months of 2025, our board of directors granted 420,500 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $127.94 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first three months of 2025, our board of directors granted 180,000 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The grant date fair value for these RSUs, with consideration of the market condition, was $129.03 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

Expected volatility (Company)	44.3%
Expected volatility (peer group median)	31.5%
Correlation between the Company and peer group median	0.5
Expected dividend yield	0.0%
Risk-free rate	4.0%

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2025	2024
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	2.3	2.5
Stock-based compensation windfall benefit	(3.0)	(4.4)
Permanent differences and other	(0.9)	1.3
	19.4%	20.4%

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

11. Commitments and Contingencies

As of March 31, 2025, we had outstanding letters of credit totaling $80.7 million under our Revolving Facility that principally support our self-insurance programs.

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

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in amounts in excess of our self-insured retention that we believe to be reasonable under the circumstances and that may or may not cover any or all of our liabilities in respect to such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not materially affect our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

12. Significant Segment Expenses

The primary measures reviewed by the CODM, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these condensed consolidated financial statements. Compensation and benefits were $0.6 million for the three months ended March 31, 2025 and 2024, and are reported within selling, general, and administrative expenses in these condensed consolidated financial statements. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these condensed consolidated financial statements. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.

13. Subsequent Events

Business Combinations

On April 7, 2025, we completed the acquisition of Truckee-Tahoe Lumber Company, which manufactures trusses and distributes building material products in northwestern Nevada and northern California. The accounting for this business combination has not been completed as of the date of this filing given the proximity of the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our 2024 Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital strategies, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, consumer confidence, labor and supply shortages, and also lumber and other commodity prices, which may be impacted by changes in tariffs. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s 2024 Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 595 locations in 43 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

We offer an integrated solution to our customers, providing manufacturing, supply and installation of a full range of structural and related building products. Our manufactured products include our factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, as well as engineered wood that we design, cut, and assemble for each home. We also assemble interior and exterior doors into pre-hung units. Additionally, we supply our customers with a broad offering of professional-grade building products not manufactured by us, such as dimensional lumber and lumber sheet goods and various window, door and millwork lines, along with a full complement of specialty building products. Our full range of construction-related services includes professional installation, turn-key framing and shell construction that spans our product categories.

RECENT DEVELOPMENTS

Business Combinations

Through March 31, 2025, we have completed the acquisitions of Alpine Lumber and Cluss Lumber for an aggregate purchase price of approximately $828.0 million, net of cash acquired. Among other opportunities, these acquisitions further expand our market footprint and provide additional operations in our value-added product categories. These transactions are described in further detail in Note 2 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

During the three months ended March 31, 2025, the Company repurchased 0.1 million shares at a weighted average price of $131.51 per share, inclusive of applicable fees and taxes, for a total cost of $12.8 million. Subsequent to March 31, 2025, the Company repurchased an additional 3.3 million shares at a weighted average price of $118.27 per share, inclusive of applicable fees and taxes, for a total cost of $390.9 million under the August 2024 authorization. On April 30, 2025, the Company’s Board of

Directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock, inclusive of the approximately $100.0 million remaining under its prior $1.0 billion share repurchase authorization announced in August 2024.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.3 million for the first quarter of 2025, a decrease of 1.6% compared to the first quarter of 2024. Actual U.S. single-family starts for the first quarter of 2025 were 0.2 million, a decrease of 5.7% compared to the first quarter of 2024. A composite of third-party sources, including the National Association of Home Builders and John Burns Research and Consulting, are forecasting 1.4 million U.S. total housing starts and 1.0 million U.S single-family housing starts for 2025, which are decreases of 1.3% from 2024.

We believe the housing industry’s long-term outlook is positive and that it remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, macroeconomic uncertainty, including fluctuations in interest rates, stock market volatility, impact of changes in tariffs and inflation, may continue to pressure near-term housing industry demand as homes are less affordable for consumers, investors and builders. We believe we are well-positioned to take advantage of the construction activity in our markets and to increase our market share, which may include strategic acquisitions. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, remaining focused on maintaining the right level of inventory and by working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business as market conditions change.

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
•
Disruptions in our supply chain; and
•
The production schedules of our customers.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	69.5%	66.6%
Gross margin	30.5%	33.4%
Selling, general and administrative expenses	25.4%	23.8%
Income from operations	5.1%	9.6%
Interest expense, net	1.8%	1.2%
Income tax expense	0.6%	1.7%
Net income	2.7%	6.7%

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024

Net Sales. Net sales for the three months ended March 31, 2025, were $3.7 billion, a 6.0% decrease over net sales of $3.9 billion for the three months ended March 31, 2024. Core organic sales decreased net sales by 8.1%, due to decreases in the multi-family and single-family customer segments, while commodity price deflation and one fewer selling day decreased net sales by another 1.0% and 1.6%, respectively. These decreases were partially offset by an increase in net sales from acquisitions of 4.7%.

The following table shows net sales classified by product category:

	Three Months Ended March 31,
	2025		2024
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$846.3	23.1%	$979.2	25.2%	(13.6)%
Windows, doors and millwork (1)	922.8	25.3%	1,030.4	26.4%	(10.4)%
Specialty building products and services	914.0	25.0%	902.8	23.2%	1.2%
Lumber and lumber sheet goods	974.4	26.6%	979.0	25.2%	(0.5)%
Net sales	$3,657.5	100.0%	$3,891.4	100.0%	(6.0)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to continued normalization in multi-family. Our windows, doors, and millwork sales declined primarily due to price normalization. For the comparable period, specialty building products and services and lumber and lumber sheet goods sales remained relatively consistent.

Gross Margin. Gross margin decreased $0.2 billion to $1.1 billion. Our gross margin percentage decreased to 30.5% in the first quarter of 2025 from 33.4% in the first quarter of 2024, a 2.9% decrease. This decrease was primarily driven by single-family and multi-family margin normalization, as well as a below-normal starts environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.5 million, or 0.5%, primarily due to additional operating expenses from additional locations acquired within the last twelve months and our ongoing enterprise resource planning system implementation, partially offset by lower variable compensation due to decreased sales, and lower intangible amortization.

As a percentage of net sales, selling, general and administrative expenses increased to 25.4%, up from 23.8%, for the three months ended March 31, 2025 and 2024, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $64.9 million in the first quarter of 2025, an increase of $16.6 million from the first quarter of 2024. The increase was primarily due to higher average debt balances.

Income Tax Expense. We recorded income tax expense of $23.2 million and $66.5 million in the first quarters of 2025 and 2024, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 19.4% in the first quarter of 2025, a decrease from 20.4% in the first quarter of 2024, primarily related to favorable permanent and other differences, partially offset by a lower stock-based compensation windfall benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at March 31, 2025, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of:

	March 31, 2025	December 31, 2024
	(in millions)
Accounts receivable availability	$804.1	$721.9
Inventory availability	1,008.5	891.7
Other receivables availability	70.2	51.5
Gross availability	1,882.8	1,665.1
Less:
Agent reserves	(52.9)	(39.3)
Plus:
Cash in qualified accounts	54.2	88.5
Borrowing base	1,884.1	1,714.3
Aggregate revolving commitments	1,800.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.0	1,714.3
Less:
Outstanding borrowings	(775.0)	—
Letters of credit	(80.7)	(83.3)
Net excess borrowing availability on revolving facility	$944.3	$1,631.0

As of March 31, 2025, we had $775.0 million outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $944.3 million after being reduced by outstanding letters of credit totaling $80.7 million. Excess availability must equal or exceed a minimum specified amount, currently $180.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2025.

Liquidity

Our liquidity at March 31, 2025 was $1.1 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $132.3 million for the three months ended March 31, 2025, compared to cash provided by operating activities of $317.2 million for the three months ended March 31, 2024. The decrease in cash provided by operating activities was largely the result of lower net income in the first three months of 2025.

For the three months ended March 31, 2025, cash used in investing activities increased $761.0 million compared to the three months ended March 31, 2024, primarily due to using an additional $766.1 million of cash for acquisitions.

Cash provided by financing activities was $741.5 million for the three months ended March 31, 2025, which consisted primarily of $775.0 million net borrowings on the Revolving Facility. Cash provided by financing activities was $465.2 million for the three months ended March 31, 2024, which consisted primarily of a net $987.5 million received for the issuance of the 6.375% 2034 Notes, offset by $464.0 million in net payments on the Revolving Facility.

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

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Our 4.25% 2032 Notes, 6.375% 2034 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes, bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $7.8 million additional interest expense annually based on our $775.0 million in outstanding borrowings as of March 31, 2025. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization.

We purchase certain materials, including lumber products, which are then sold to customers, as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials and the related in-bound freight costs, some of which are subject to significant fluctuations, are sometimes, but not always, passed on to our customers. Delays in our ability to pass on material price increases to our customers can adversely impact our operating results.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2025, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2024 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2024 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the first quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2025 — January 31, 2025	16,800	$142.93	—	$500,000,146
February 1, 2025 — February 28, 2025	97,315	151.45	16,920	497,634,582
March 1, 2025 — March 31, 2025	122,871	128.50	80,030	487,251,747
Total	236,986	$138.95	96,950	$487,251,747

(1)
On August 6, 2024, the Company announced the board of directors’ approval of a share repurchase authorization in the amount of $1.0 billion.

In the first quarter of 2025, 96,950 shares were repurchased and retired pursuant to share repurchase plans authorized by our board of directors. The remaining 140,036 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Pete R. Beckmann as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Executive Officer and Pete R. Beckmann as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on May 1, 2025 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL.

* Filed herewith.

** Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Peter M. Jackson, our Chief Executive Officer, and Pete R. Beckmann, our Chief Financial Officer.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUILDERS FIRSTSOURCE, INC.

/s/ PETER M. JACKSON
Peter M. Jackson
President and Chief Executive Officer
(Principal Executive Officer)

May 1, 2025

/s/ PETE R. BECKMANN
Pete R. Beckmann
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 1, 2025

/s/ MATTHEW TRESTER
Matthew Trester
Vice President and Controller
(Principal Accounting Officer)

May 1, 2025