Form 10-Q
period 2025-06-30
Builders FirstSource, Inc.
filed 2025-07-31
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 28, 2025, was 110,546,931.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$4,234,064	$4,456,340	$7,891,560	$8,347,692
Cost of sales	2,935,023	2,993,656	5,477,278	5,585,154
Gross margin	1,299,041	1,462,684	2,414,282	2,762,538
Selling, general and administrative expenses	987,754	973,201	1,918,554	1,899,458
Income from operations	311,287	489,483	495,728	863,080
Interest expense, net	71,988	52,016	136,880	100,352
Income before income taxes	239,299	437,467	358,848	762,728
Income tax expense	54,268	93,377	77,513	159,857
Net income	$185,031	$344,090	$281,335	$602,871

Net income per share:
Basic	$1.67	$2.89	$2.51	$5.00
Diluted	$1.66	$2.87	$2.50	$4.95
Weighted average common shares:
Basic	110,922	119,244	112,291	120,608
Diluted	111,196	120,072	112,759	121,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$87,020	$153,624
Accounts receivable, less allowances of $47,479 and $41,233, respectively	1,331,378	1,163,147
Other receivables	265,269	344,342
Inventories, net	1,309,089	1,212,375
Contract assets	164,003	151,095
Other current assets	130,858	116,656
Total current assets	3,287,617	3,141,239
Property, plant and equipment, net	2,191,156	1,961,731
Operating lease right-of-use assets, net	603,822	594,301
Goodwill	3,988,853	3,678,504
Intangible assets, net	1,262,411	1,103,634
Other assets, net	130,696	103,677
Total assets	$11,464,555	$10,583,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,008,412	$868,054
Accrued liabilities	530,377	634,045
Contract liabilities	182,604	168,208
Current portion of operating lease liabilities	106,175	103,499
Current maturities of long-term debt	7,063	3,470
Total current liabilities	1,834,631	1,777,276
Noncurrent portion of operating lease liabilities	531,290	525,213
Long-term debt, net of current maturities, discounts and issuance costs	4,669,983	3,700,643
Deferred income taxes	115,799	148,167
Other long-term liabilities	134,760	135,317
Total liabilities	7,286,463	6,286,616
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 110,537 and 113,578 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	1,105	1,136
Additional paid-in capital	4,176,987	4,271,269
Retained earnings	—	24,065
Total stockholders' equity	4,178,092	4,296,470
Total liabilities and stockholders' equity	$11,464,555	$10,583,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$281,335	$602,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,555	283,736
Deferred income taxes	(32,367)	(27,322)
Stock-based compensation expense	30,398	33,626
Other non-cash adjustments	(5,711)	15
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(33,938)	(36,145)
Inventories, net	(30,469)	(49,236)
Contract assets	(12,908)	(25,260)
Other current assets	(13,437)	(10,038)
Other assets and liabilities	(21,195)	(32,607)
Accounts payable	126,620	141,816
Accrued liabilities	(115,532)	(136,789)
Contract liabilities	8,017	24,604
Net cash provided by operating activities	473,368	769,271
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(885,526)	(132,918)
Purchases of property, plant and equipment	(188,713)	(181,319)
Proceeds from sale of property, plant and equipment	15,432	6,298
Cash used for equity investments	(666)	(7,686)
Net cash used in investing activities	(1,059,473)	(315,625)
Cash flows from financing activities:
Borrowings under revolving credit facility	3,823,000	897,000
Repayments under revolving credit facility	(3,590,000)	(1,262,000)
Proceeds from long-term debt and other loans	750,000	1,000,000
Repayments of long-term debt and other loans	(1,450)	(1,767)
Payments of loan costs	(19,465)	(12,829)
Payments of acquisition-related deferred and contingent consideration	(2,122)	(9,522)
Tax withholdings on and exercises of equity awards	(26,505)	(54,997)
Repurchase of common stock	(413,957)	(1,000,118)
Net cash provided by (used in) financing activities	519,501	(444,233)
Net change in cash and cash equivalents	(66,604)	9,413
Cash and cash equivalents at beginning of period	153,624	66,156
Cash and cash equivalents at end of period	$87,020	$75,569

Supplemental disclosures of cash flow information:
Cash paid for interest	$125,333	$80,916
Cash paid for income taxes	62,045	202,088
Supplemental disclosures of non-cash activities:
Accrued consideration for acquisitions	$6,344	$(28)
Accrued purchases of property, plant and equipment	7,378	11,437
Right-of-use assets obtained in exchange for operating lease obligations	50,436	61,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2023	121,857	$1,219	$4,270,948	$460,184	$4,732,351
Vesting of restricted stock units	438	4	(4)	—	—
Stock-based compensation expense	—	—	16,900	—	16,900
Repurchase of common stock (1)	(97)	(1)	—	(19,599)	(19,600)
Exercise of stock options	21	—	151	—	151
Shares withheld for restricted stock units vested	(169)	(3)	(31,873)	—	(31,876)
Net income	—	—	—	258,781	258,781
Balance at March 31, 2024	122,049	1,220	4,256,122	699,366	4,956,708
Vesting of restricted stock units	351	3	(3)	—	—
Stock-based compensation expense	—	—	16,726	—	16,726
Repurchase of common stock (1)	(5,821)	(58)	—	(989,550)	(989,608)
Exercise of stock options	2	—	28	—	28
Shares withheld for restricted stock units vested	(130)	(1)	(23,301)	—	(23,302)
Net income	—	—	—	344,090	344,090
Balance at June 30, 2024	116,451	1,164	4,249,572	53,906	4,304,642

Balance at December 31, 2024	113,578	$1,136	$4,271,269	$24,065	$4,296,470
Vesting of restricted stock units	376	4	(4)	—	—
Stock-based compensation expense	—	—	14,238	—	14,238
Repurchase of common stock (2)	(97)	(1)	—	(12,749)	(12,750)
Exercise of stock options	9	—	77	—	77
Shares withheld for restricted stock units vested	(140)	(2)	(20,177)	—	(20,179)
Net income	—	—	—	96,304	96,304
Balance at March 31, 2025	113,726	$1,137	$4,265,403	$107,620	$4,374,160
Vesting of restricted stock units	166	2	(2)	—	—
Stock-based compensation expense	—	—	16,160	—	16,160
Repurchase of common stock (2)(3)	(3,305)	(33)	(98,172)	(292,651)	(390,856)
Exercise of stock options	5	—	69	—	69
Shares withheld for restricted stock units vested	(55)	(1)	(6,471)	—	(6,472)
Net income	—	—	—	185,031	185,031
Balance at June 30, 2025	110,537	1,105	4,176,987	—	4,178,092

1.
During the three months ended March 31, 2024, and the three months ended June 30, 2024, we repurchased and retired 0.1 million shares and 5.8 million shares of our common stock for $19.6 million and $989.6 million, inclusive of applicable fees and taxes, at an average price of $202.67 and $170.01 per share, respectively.
2.
During the three months ended March 31, 2025, and the three months ended June 30, 2025, we repurchased and retired 0.1 million shares and 3.3 million shares of our common stock for $12.8 million and $390.9 million, inclusive of applicable fees and taxes, at an average price of $131.51 and $118.27 per share, respectively.
3.
The amounts paid in excess of par have been allocated to additional paid-in capital upon depleting retained earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The Company operates approximately 585 locations in 43 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

The Condensed Consolidated Balance Sheet as of December 31, 2024, is derived from the audited consolidated financial statements but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of December 31, 2024, and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2024, included in our most recent annual report on Form 10-K for fiscal year 2024 (“2024 Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2024 Form 10-K.

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

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, we amortize the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. As of June 30, 2025, and December 31, 2024, we had capitalized costs, net of amortization, of $18.7 million and $9.3 million, respectively, included in other current assets. As of June 30,

2025, and December 31, 2024, we had capitalized costs, net of amortization, of $77.4 million and $52.7 million, respectively, included in other assets, net. We did not have any amortization expense related to these costs in 2025. For the three and six months ended June 30, 2024, we amortized $0.3 million and $0.7 million for these costs, respectively. The amortized expenses are included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.

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

2. Business Combinations

During the first six months of 2025, we completed the acquisitions of Alpine Lumber Company (“Alpine Lumber”), O.C. Cluss Lumber Company (“Cluss Lumber”) and Truckee Tahoe Lumber (“Truckee Tahoe”) for a combined total of approximately $891.9 million, net of cash acquired. Alpine Lumber was the largest independently operated supplier of building materials in Colorado and northern New Mexico. Alpine Lumber serves the Colorado Front Range, western Colorado and northern New Mexico, providing a broad product range which includes prefabricated trusses and wall panels, and millwork. Cluss Lumber is a supplier of lumber and building materials to southwestern Pennsylvania, western Maryland and northern West Virginia. Truckee Tahoe is a supplier of lumber and building materials in the northern California and northwestern Nevada markets.

During the first six months of 2024, we completed the acquisitions of Quality Door & Millwork, Inc. (“Quality Door”), Hanson Truss Components, Inc. (“Hanson Truss”), RPM Wood Products, Inc. (“RPM”), Schoeneman Bros. Company (“Schoeneman”) and TRSMI, LLC (“TRSMI”) for a combined total of approximately $132.9 million, net of cash acquired. Quality Door is a millwork distributor, serving Idaho markets in the Boise and Idaho Falls areas. Hanson Truss produces trusses, serving the areas of northern California and western Nevada. RPM provides a diverse product mix of lumber, windows, doors, millwork and trusses in northeastern Florida. Schoeneman manufacturers trusses and provides building materials and products to eastern South Dakota and western Iowa. TRSMI manufactures and distributes trusses around the Detroit, Michigan area.

The acquisitions were funded with a combination of cash on hand and borrowings under our $2.2 billion revolving credit facility due May 20, 2030 (the “Revolving Facility”). The transactions were accounted for by the acquisition method, and accordingly the results of operations have been included in the Company’s consolidated financial statements from the acquisition dates. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition dates, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Pro forma financial information for the acquisitions discussed above for 2025 and 2024 are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate for each respective period.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended June 30, 2025, and June 30, 2024:

	Total Acquisitions
	2025	2024
	(in thousands)
Cash and cash equivalents	$2,785	$843
Accounts receivable	48,378	11,573
Other receivables	6,842	—
Inventories	66,244	12,207
Other current assets	766	105
Property, plant and equipment	192,131	33,312
Operating lease right-of-use assets	11,646	3,737
Finance lease right-of-use assets	286	—
Intangible assets	305,986	37,705
Other assets	262	—
Total assets	635,326	99,482

Accounts payable	14,512	1,148
Accrued liabilities	18,196	2,437
Contract liabilities	6,380	104
Operating lease liabilities	11,646	3,737
Finance lease liabilities	286	—
Total liabilities	51,020	7,426

Goodwill	310,349	41,677
Total purchase consideration	894,655	133,733
Accrued contingent consideration and purchase price adjustments	(6,344)	28
Less: cash acquired	(2,785)	(843)
Total cash consideration	$885,526	$132,918

3. Revenue

The following table disaggregates our net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Manufactured products	$953,075	$1,056,066	$1,803,373	$2,035,238
Windows, doors and millwork	1,030,005	1,114,911	1,958,766	2,145,328
Specialty building products and services	1,117,754	1,093,696	2,023,106	1,996,410
Lumber and lumber sheet goods	1,133,230	1,191,667	2,106,315	2,170,716
Net sales	$4,234,064	$4,456,340	$7,891,560	$8,347,692

As our product alignment continues to be refined, we have reclassified prior periods net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for each product category was less than 1% for the three and six months ended June 30, 2024.

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

Through June 30, 2025, and 2024, we recognized as revenue approximately 84% and 86% of the contract liabilities balances outstanding as of December 31, 2024, and 2023, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income	$185,031	$344,090	$281,335	$602,871

Denominator:
Weighted average shares outstanding, basic	110,922	119,244	112,291	120,608
Dilutive effect of options and RSUs	274	828	468	1,113
Weighted average shares outstanding, diluted	111,196	120,072	112,759	121,721

Net income per share:
Basic	$1.67	$2.89	$2.51	$5.00
Diluted	$1.66	$2.87	$2.50	$4.95

Antidilutive and contingent RSUs excluded from diluted EPS	767	280	427	158

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2024 (1)	$3,678,504
Acquisitions	310,349
Balance as of June 30, 2025 (1)	$3,988,853

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2025, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the period. As of June 30, 2025, no impairment triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,513,564	$(1,334,902)	$2,216,578	$(1,198,125)
Developed technology	95,600	(41,196)	95,600	(35,887)
Trade names	73,500	(47,588)	64,500	(43,483)
Non-compete agreements	13,050	(9,617)	13,050	(8,599)
Total intangible assets	$2,695,714	$(1,433,303)	$2,389,728	$(1,286,094)

In connection with the current year acquisitions, we recorded intangible assets of $306.0 million, which includes $297.0 million of customer relationships and $9.0 million of trade names. The weighted average useful life of the current year acquired intangible assets is 10.9 years in total, 11.1 years for customer relationships and 3.0 years for trade names. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and six months ended June 30, 2025, we recorded amortization expense in relation to the above-listed intangible assets of $73.9 million and $147.2 million, respectively. During the three and six months ended June 30, 2024, we recorded amortization expense in relation to the above-listed intangible assets of $81.0 million and $160.9 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2025 (from July 1, 2025)	$146,041
2026	260,842
2027	201,774
2028	151,792
2029	96,507
Thereafter	405,455
Total future intangible amortization expense	$1,262,411

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued payroll and other employee related expenses	$196,133	$310,073
Self-insurance reserves	101,973	102,876
Accrued business and other taxes	71,326	72,944
Accrued interest	64,261	55,454
Accrued rebates payable	29,008	35,404
Accrued professional service fees	23,001	16,406
Other	44,675	40,888
Total accrued liabilities	$530,377	$634,045

8. Long-Term Debt

Long-term debt consisted of the following as of:

	June 30, 2025	December 31, 2024
	(in thousands)
Revolving credit facility (1)	$233,000	$—
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	1,000,000
6.75% 2035 notes	750,000	—
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	189,198	190,312
Finance lease obligations	1,060	1,078
	4,723,258	3,741,390
Unamortized debt discount/premium and debt issuance costs	(46,212)	(37,277)
	4,677,046	3,704,113
Less: current maturities of long-term debt	7,063	3,470
Long-term debt, net of current maturities, discounts and issuance costs	$4,669,983	$3,700,643

(1)
The weighted average interest rate was 5.5% as of June 30, 2025.

2025 Debt Transactions

Notes Offering Transaction

On May 8, 2025, the Company completed a private offering of $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due 2035 (“6.75% 2035 Notes”) at an issue price equal to 100% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the Revolving Facility.

In connection with the issuance of the 6.75% 2035 notes, we incurred $11.1 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 6.75% 2035 notes using the effective interest method.

The 6.75% 2035 Notes mature on May 15, 2035, with interest accruing at a rate of 6.75% per annum and interest payable semi-annually on May 15 and November 15 of each year.

The terms of the 6.75% 2035 Notes are governed by the indenture, dated as of May 8, 2025 (“2035 Indenture”). The 2035 Indenture contains terms consistent with the other indentures the Company is party to and is among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee.

The 6.75% 2035 Notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by each of the Company’s direct and indirect wholly-owned subsidiaries (the “Guarantors”) that guarantee the Revolving Facility, the 5.000% senior notes due 2030 (the “5.00% 2030 Notes”), the 4.250% senior notes due 2032 (the “4.25% 2032 Notes”), the 6.375% senior notes due 2032 (the “6.375% 2032 Notes”) and the 6.375% senior notes due 2034 (the “6.375% 2034 Notes” and, collectively with the 5.00% 2030 Notes, the 4.25% 2032 Notes and 6.375% 2032 Notes, the “Existing Notes”).

The 6.75% 2035 Notes constitute senior unsecured obligations of the Company and Guarantors, pari passu in right of payment, with all of the existing and future senior indebtedness of the Company, including indebtedness under the Revolving Facility and the Existing Notes effectively subordinated to all existing and future secured indebtedness of the Company and the Guarantors (including indebtedness under the Revolving Facility) to the extent of the value of the assets securing such indebtedness, senior to all of the future subordinated indebtedness of the Company and the Guarantors and structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the 6.75% 2035 Notes.

The 2035 Indenture contains certain covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

The Company may redeem the 6.75% 2035 Notes within five years from the date of issuance, in whole or in part, at a redemption price equal to 100% of the principal amount of the 6.75% 2035 Notes plus the “applicable premium” set forth in the 2035 Indenture. The Company may, within three years of the date of issuance, redeem up to 40% of the aggregate principal amount of the 6.75% 2035 Notes with the net cash proceeds of one or more equity offerings at 106.75% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. After the five-year period from original issuance, the Company may redeem the 6.75% 2035 Notes at the redemption prices set forth in the 2035 Indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of the 6.75% 2035 Notes may require it to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Company’s other outstanding senior unsecured notes are discussed in more detail in our 2024 Form 10-K.

Revolving Credit Facility Amendment

On May 20, 2025, the Company amended the Revolving Facility to increase the existing revolving commitments of $1.8 billion with new revolving commitments of $2.2 billion, and to extend the maturity date to May 20, 2030. Effective with the amendment, the interest pricing tiers will be 1.00% or 1.25% per annum in the case of Secured Overnight Financing Rate (“SOFR”) loans, and 0.00% or 0.25% per annum in the case of base rate loans, in each case based on a measure of availability under the amended Revolving Facility. Letters of credit fees under the Revolving Facility are assessed at a rate between 1.00% and 1.25%, based on the average excess availability. The commitment fee rate will continue to be equal to 0.20% per annum. In addition, the Revolving Facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $165.0 million or 10% of the maximum borrowing amount, which was $185.1 million as of June 30, 2025. The guarantees and covenants in the amended revolving facility remain consistent with those in the prior revolving facility and described in our 2024 Form 10-K.

In connection with this amendment, we expensed approximately $0.2 million of unamortized debt issuance costs related to an exiting lender to interest expense, and we incurred approximately $8.7 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, have been deferred and will be amortized over the remaining contractual life.

Fair Value

As of June 30, 2025, and December 31, 2024, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our Revolving Facility, 6.75% 2035 Notes, and Existing Notes at amortized cost. The fair values of the 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes at June 30, 2025 were approximately $1.2 billion, $1.0 billion, $772.5 million, $719.3 million, and $540.4 million, respectively, which were determined using Level 2 inputs based on market prices. The carrying value of the Revolving Facility as of June 30, 2025, approximates its fair value, as the rates of the Revolving Facility are comparable to those at which we could currently borrow under similar terms. As such, the fair value of the Revolving Facility was also classified as Level 2 in the hierarchy.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2025.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first six months of 2025, our board of directors granted 450,500 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $126.94 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2025, our board of directors granted 180,000 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The grant date fair value for these RSUs, with consideration of the market condition, was $129.03 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.4	2.5	2.4	2.5
Stock-based compensation windfall benefit	(0.7)	(2.3)	(1.4)	(3.2)
Permanent differences and other	—	0.1	(0.4)	0.7
	22.7%	21.3%	21.6%	21.0%

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

On July 4, 2025, H.R.1 - One Big Beautiful Bill (“the Bill”) was enacted into law. The Bill makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the Company will evaluate deferred tax balances under the newly enacted tax law and identify other changes required to its consolidated financial statements for the period ended September 30, 2025.

11. Commitments and Contingencies

As of June 30, 2025, we had outstanding letters of credit totaling $79.6 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Significant Segment Expenses

The primary measures reviewed by the CODM, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these condensed consolidated financial statements. Compensation and benefits, which are reported within selling, general, and administrative expenses in these condensed consolidated financial statements were $0.6 billion and $0.6 billion for the three months ended June 30, 2025 and 2024, respectively, and $1.1 billion and $1.2 billion for the six months ended June 30, 2025 and 2024, respectively. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these condensed consolidated financial statements. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital and technology strategies, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, home size and affordability, consumer confidence, labor and supply shortages, and also lumber and other commodity prices, which may be impacted by changes in tariffs. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s 2024 Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading supplier and manufacturer of building materials, manufactured components and construction services to professional contractors, sub-contractors and consumers. The Company operates approximately 585 locations in 43 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

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

RECENT DEVELOPMENTS

Business Combinations

Through June 30, 2025, we have completed the acquisitions of Alpine Lumber, Cluss Lumber and Truckee Tahoe for an aggregate purchase price of approximately $891.9 million, net of cash acquired. Among other opportunities, these acquisitions further expand our market footprint and provide additional operations in our value-added product categories and allow us to better serve our customers in these markets. These transactions are described in further detail in Note 2 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

On April 30, 2025, the Company’s board of directors authorized a new repurchase plan of up to $500.0 million of the Company’s outstanding shares of common stock. The new repurchase plan replaced the Company’s prior $1.0 billion share repurchase authorization announced in August 2024, which had approximately $100.0 million remaining under its authorization.

During the six months ended June 30, 2025, the Company repurchased 3.4 million shares at a weighted average price of $118.65 per share, for a total cost of $403.6 million, inclusive of applicable fees and taxes.

Debt Transactions

On May 8, 2025, the Company completed a private offering of $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due 2035, at an issue price equal to 100% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the Revolving Facility.

On May 20, 2025, the Company amended the Revolving Facility to increase the existing revolving commitments of $1.8 billion with the new revolving commitments of $2.2 billion, and to extend the maturity date to May 20, 2030.

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

Enacted Legislation

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law. The Bill includes a broad range of tax reform provisions affecting domestic corporations, and is discussed in more detail in Note 10 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 0.4 million for the second quarter of 2025, a decrease of 0.9% compared to the second quarter of 2024. Actual U.S. single-family starts for the second quarter of 2025 were 0.3 million, a decrease of 8.4% compared to the second quarter of 2024. A composite of third-party sources, including the National Association of Home Builders and John Burns Research and Consulting, are forecasting 1.3 million U.S. total housing starts and 940 thousand U.S single-family housing starts for 2025, which are decreases of 4.0% and 7.2%, respectively from 2024.

We believe the housing industry’s long-term outlook is positive and that it remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, macroeconomic uncertainty, including fluctuations in interest rates, stock market volatility, impact of changes in tariffs and inflation, may continue to pressure near-term housing industry demand as homes are less affordable for consumers, investors and builders. We believe we are well-positioned to accelerate growth and capture market share as industry conditions improve in the long term. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, maintaining the right level of inventory and by working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.3%	67.2%	69.4%	66.9%
Gross margin	30.7%	32.8%	30.6%	33.1%
Selling, general and administrative expenses	23.3%	21.8%	24.3%	22.8%
Income from operations	7.4%	11.0%	6.3%	10.3%
Interest expense, net	1.7%	1.2%	1.7%	1.2%
Income tax expense	1.3%	2.1%	1.0%	1.9%
Net income	4.4%	7.7%	3.6%	7.2%

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

Net Sales. Net sales for the three months ended June 30, 2025, were $4.2 billion, a 5.0% decrease over net sales of $4.5 billion for the three months ended June 30, 2024. Core organic sales decreased net sales by 8.5%, primarily due to decreases in the multi-family and single-family customer segments, while commodity price deflation decreased net sales by another 1.5%. These decreases were partially offset by an increase in net sales from acquisitions of 5.0%.

The following table shows net sales classified by product category:

	Three Months Ended June 30,
	2025		2024
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$953.1	22.5%	$1,056.1	23.7%	(9.8)%
Windows, doors and millwork (1)	1,030.0	24.3%	1,114.9	25.0%	(7.6)%
Specialty building products and services	1,117.8	26.4%	1,093.6	24.6%	2.2%
Lumber and lumber sheet goods	1,133.2	26.8%	1,191.7	26.7%	(4.9)%
Net sales	$4,234.1	100.0%	$4,456.3	100.0%	(5.0)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to continued normalization in multi-family, and decreased single-family activity due to lower housing starts. Our windows, doors, and millwork declined primarily due to price normalization, and decreased single-family activity due to lower housing starts. Our lumber and lumber sheet goods category decreased primarily due to lower single-family housing starts and commodity price deflation, partially offset by an increase in net sales from acquisitions. For the comparable period, specialty building products remained relatively consistent.

Gross Margin. Gross margin decreased $0.2 billion to $1.3 billion. Our gross margin percentage decreased to 30.7% in the second quarter of 2025 from 32.8% in the second quarter of 2024, a 2.1% decrease. This decrease was primarily driven by single-family and multi-family margin normalization, as well as a below-normal starts environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $14.6 million, or 1.5%, primarily due to additional operating expenses from additional locations acquired within the last twelve months and our ongoing enterprise resource planning system implementation, partially offset by lower variable compensation due to decreased sales.

As a percentage of net sales, selling, general and administrative expenses increased to 23.3%, up from 21.8%, for the three months ended June 30, 2025 and 2024, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $72.0 million in the second quarter of 2025, an increase of $20.0 million from the second quarter of 2024. The increase was primarily due to higher average debt balances.

Income Tax Expense. We recorded income tax expense of $54.3 million and $93.4 million in the second quarters of 2025 and 2024, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 22.7% in the second quarter of 2025, an increase from 21.3% in the second quarter of 2024, primarily related to a lower stock-based compensation windfall benefit.

Six Months ended June 30, 2025 Compared with the Six Months ended June 30, 2024

Net Sales. Net sales for the six months ended June 30, 2025, were $7.9 billion, a 5.5% decrease over net sales of $8.3 billion for the six months ended June 30, 2024. Core organic sales decreased net sales by 8.4%, primarily due to decreases in the multi-family and single-family customer segments, while commodity price deflation and one fewer selling day decreased net sales by another 1.2% and 0.8%, respectively. These decreases were partially offset by increased net sales from acquisitions of 4.9%.

The following table shows net sales classified by product category:

	Six Months Ended June 30,
	2025		2024
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$1,803.4	22.9%	$2,035.2	24.4%	(11.4)%
Windows, doors and millwork (1)	1,958.8	24.8%	2,145.3	25.7%	(8.7)%
Specialty building products & services	2,023.1	25.6%	1,996.5	23.9%	1.3%
Lumber & lumber sheet goods	2,106.3	26.7%	2,170.7	26.0%	(3.0)%
Net sales	$7,891.6	100.0%	$8,347.7	100.0%	(5.5)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to continued normalization in multi-family, and decreased single-family activity due to lower housing starts. Our windows, doors, and millwork and lumber and lumber sheet goods sales declined primarily due to price normalization, and decreased single-family activity due to lower housing starts. For the comparable period, specialty building products remained relatively flat.

Gross Margin. Gross margin decreased $0.3 billion to $2.4 billion, and our gross margin percentage decreased to 30.6% for the six months ended June 30, 2025, from 33.1% in the six months ended June 30, 2024, a 2.5% decrease. This decrease was primarily attributed to the normalization of margins in both single-family and multi-family customer segments, as well as a lower starts environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $19.1 million, or 1.0%. This increase was primarily due to operating expenses from additional locations acquired within the last twelve months and our ongoing enterprise resource planning system implementation, partially offset by lower variable compensation due to decreased sales.

As a percentage of net sales, selling, general and administrative expenses increased to 24.3% up from 22.8% for the six months ended June 30, 2025 and 2024, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $136.9 million in the six months ended June 30, 2025, an increase of $36.5 million from the six months ended June 30, 2024. Interest expense increased primarily due to higher average debt balances.

Income Tax Expense. We recorded income tax expense of $77.5 million and $159.9 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 21.6% in the first six months ended June 30, 2025, an increase from 21.0% in the first six months ended June 30, 2024, primarily related to a decrease in our stock-based compensation windfall benefit, partially offset by permanent and other differences.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at June 30, 2025, consist of cash on hand and borrowing availability under our Revolving Facility.

Our Revolving Facility is primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the Revolving Facility to facilitate debt repayment and consolidation, and to fund share repurchases. Availability under the Revolving Facility is determined by a borrowing base. Our borrowing base consists of accounts receivable, inventory, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of:

	June 30, 2025	December 31, 2024
	(in millions)
Accounts receivable availability (1)	$925.4	$773.4
Inventory availability	956.1	891.7
Gross availability	1,881.5	1,665.1
Less:
Agent reserves	(50.6)	(39.3)
Plus:
Cash in qualified accounts	19.8	88.5
Borrowing base	1,850.7	1,714.3
Aggregate revolving commitments	2,200.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,850.7	1,714.3
Less:
Outstanding borrowings	(233.0)	—
Letters of credit	(79.6)	(83.3)
Net excess borrowing availability on revolving facility	$1,538.1	$1,631.0

(1)
The prior year amounts have been conformed to current period presentation. There is no impact on gross availability or net excess borrowing availability on the Revolving Facility as previously reported.

As of June 30, 2025, we had $233.0 million outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1,538.1 million after being reduced by outstanding letters of credit totaling $79.6 million. Excess availability must equal or exceed a minimum specified amount, currently $185.1 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2025.

Liquidity

Our liquidity at June 30, 2025, was $1.6 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $473.4 million for the six months ended June 30, 2025, compared to cash provided by operating activities of $769.3 million for the six months ended June 30, 2024. The decrease in cash provided by operating activities was largely the result of lower net income in the first six months of 2025.

For the six months ended June 30, 2025, cash used in investing activities increased $743.8 million compared to the six months ended June 30, 2024, primarily due to using an additional $752.6 million of cash for acquisitions.

Cash provided by financing activities was $519.5 million for the six months ended June 30, 2025, which consisted primarily of a net $739.3 million received for the issuance of the 6.75% 2035 Notes, and $233.0 million net borrowings on the Revolving Facility, offset by $414.0 million for repurchases of common stock. Cash used in financing activities was $444.2 million for the six months ended June 30, 2024, which consisted primarily of $1.0 billion for repurchases of common stock and $365.0 million in net payments on the Revolving Facility, offset by a net $987.5 million received for the issuance of the 6.375% 2034 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense as borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $2.3 million additional interest expense annually based on our $233.0 million in outstanding borrowings as of June 30, 2025. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Our 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes, bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2025, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the second quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2025 — April 30, 2025	3,358,899	$118.25	3,304,650	$500,000,000
May 1, 2025 — May 31, 2025	1,055	120.64	—	500,000,000
June 1, 2025 — June 30, 2025	—	—	—	500,000,000
Total	3,359,954	$118.25	3,304,650	$500,000,000

(1)
On April 30, 2025, the Company announced the board of directors’ termination of the prior share repurchase authorization and approval of a new share repurchase authorization of up to $500.0 million of the Company’s outstanding shares of common stock.

In the second quarter of 2025, 3,304,650 shares were repurchased and retired pursuant to share repurchase plans authorized by our board of directors. The remaining 55,304 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Item 5. Other Information

None.

Item 6. Exhibits

Description
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025, File Number 001-40620)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025, File Number 001-40620)

4.1

Indenture, dated as of May 8, 2025, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2025, File No. 001-40620)

10.1

Amendment No. 8 to Credit Agreement, dated as of May 20, 2025, by and among the Company, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2025, File No. 001-40620)

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on July 31, 2025 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024, (ii) Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL.

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

July 31, 2025

/s/ PETE R. BECKMANN
Pete R. Beckmann
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 31, 2025

/s/ MATTHEW TRESTER
Matthew Trester
Vice President and Controller
(Principal Accounting Officer)

July 31, 2025