Form 10-Q
period 2025-09-30
Builders FirstSource, Inc.
filed 2025-10-30
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-40620

BUILDERS FIRSTSOURCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2084569
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6031 Connection Drive, Suite 400
Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

(214) 880-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $0.01 per share	BLDR	New York Stock Exchange NYSE Texas

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 24, 2025, was 110,580,581.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Net sales	$3,941,190	$4,232,494	$11,832,750	$12,580,186
Cost of sales	2,741,707	2,846,161	8,218,985	8,431,315
Gross margin	1,199,483	1,386,333	3,613,765	4,148,871
Selling, general and administrative expenses	970,715	958,310	2,889,269	2,857,768
Income from operations	228,768	428,023	724,496	1,291,103
Interest expense, net	69,258	54,263	206,139	154,615
Income before income taxes	159,510	373,760	518,357	1,136,488
Income tax expense	37,126	88,977	114,638	248,834
Net income	$122,384	$284,783	$403,719	$887,654

Net income per share:
Basic	$1.11	$2.45	$3.61	$7.45
Diluted	$1.10	$2.44	$3.60	$7.39
Weighted average common shares:
Basic	110,547	116,176	111,703	119,120
Diluted	110,930	116,940	112,142	120,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$296,162	$153,624
Accounts receivable, less allowances of $43,203 and $41,233, respectively	1,254,739	1,163,147
Other receivables	299,226	344,342
Inventories, net	1,176,429	1,212,375
Contract assets	148,480	151,095
Other current assets	121,152	116,656
Total current assets	3,296,188	3,141,239
Property, plant and equipment, net	2,203,663	1,961,731
Operating lease right-of-use assets, net	604,286	594,301
Goodwill	3,996,476	3,678,504
Intangible assets, net	1,195,868	1,103,634
Other assets, net	134,402	103,677
Total assets	$11,430,883	$10,583,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$960,870	$868,054
Accrued liabilities	578,768	634,045
Contract liabilities	184,197	168,208
Current portion of operating lease liabilities	107,019	103,499
Current maturities of long-term debt	14,228	3,470
Total current liabilities	1,845,082	1,777,276
Noncurrent portion of operating lease liabilities	531,164	525,213
Long-term debt, net of current maturities, discounts and issuance costs	4,428,746	3,700,643
Deferred income taxes	172,043	148,167
Other long-term liabilities	137,659	135,317
Total liabilities	7,114,694	6,286,616
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 110,552 and 113,578 shares issued and outstanding, respectively	1,106	1,136
Additional paid-in capital	4,192,699	4,271,269
Retained earnings	122,384	24,065
Total stockholders' equity	4,316,189	4,296,470
Total liabilities and stockholders' equity	$11,430,883	$10,583,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities:
Net income	$403,719	$887,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,090	425,441
Deferred income taxes	23,876	(46,000)
Stock-based compensation expense	46,800	50,885
Other non-cash adjustments	(5,625)	17,136
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	10,160	105,140
Inventories, net	103,616	47,316
Contract assets	2,615	(18,220)
Other current assets	(3,731)	4,741
Other assets and liabilities	(21,772)	(41,009)
Accounts payable	77,263	123,658
Accrued liabilities	(65,368)	(81,237)
Contract liabilities	9,449	23,724
Net cash provided by operating activities	1,021,092	1,499,229
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(904,515)	(256,856)
Purchases of property, plant and equipment	(274,531)	(280,897)
Proceeds from sale of property, plant and equipment	18,408	10,555
Cash used for equity investments	(1,330)	(7,686)
Net cash used in investing activities	(1,161,968)	(534,884)
Cash flows from financing activities:
Borrowings under revolving credit facility	4,058,000	954,000
Repayments under revolving credit facility	(4,058,000)	(1,418,000)
Proceeds from long-term debt and other loans	750,000	1,000,000
Repayments of long-term debt and other loans	(2,151)	(2,613)
Payments of loan costs	(19,861)	(12,829)
Payments of acquisition-related deferred and contingent consideration	(3,425)	(14,364)
Tax withholdings on and exercises of equity awards	(27,191)	(55,267)
Repurchase of common stock	(413,958)	(1,153,325)
Net cash provided by (used in) financing activities	283,414	(702,398)
Net change in cash and cash equivalents	142,538	261,947
Cash and cash equivalents at beginning of period	153,624	66,156
Cash and cash equivalents at end of period	$296,162	$328,103

Supplemental disclosures of cash flow information:
Cash paid for interest	$205,872	$160,383
Cash paid for income taxes	72,760	312,307
Supplemental disclosures of non-cash activities:
Accrued consideration for acquisitions	$6,277	$8,570
Accrued purchases of property, plant and equipment	8,164	19,680
Right-of-use assets obtained in exchange for operating lease obligations	79,099	159,221
Amounts accrued related to repurchases of common stock	3,538	15,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2023	121,857	$1,219	$4,270,948	$460,184	$4,732,351
Vesting of restricted stock units	438	4	(4)	—	—
Stock-based compensation expense	—	—	16,900	—	16,900
Repurchase of common stock (1)	(97)	(1)	—	(19,599)	(19,600)
Exercise of stock options	21	—	151	—	151
Shares withheld for restricted stock units vested	(169)	(3)	(31,873)	—	(31,876)
Net income	—	—	—	258,781	258,781
Balance at March 31, 2024	122,049	1,220	4,256,122	699,366	4,956,708
Vesting of restricted stock units	351	3	(3)	—	—
Stock-based compensation expense	—	—	16,726	—	16,726
Repurchase of common stock (1)	(5,821)	(58)	—	(989,550)	(989,608)
Exercise of stock options	2	—	28	—	28
Shares withheld for restricted stock units vested	(130)	(1)	(23,301)	—	(23,302)
Net income	—	—	—	344,090	344,090
Balance at June 30, 2024	116,451	1,164	4,249,572	53,906	4,304,642
Vesting of restricted stock units	7	—	—	—	—
Stock-based compensation expense	—	—	17,259	—	17,259
Repurchase of common stock (1)	(904)	(8)	—	(159,733)	(159,741)
Exercise of stock options	5	—	66	—	66
Shares withheld for restricted stock units vested	(2)	—	(336)	—	(336)
Net income	—	—	—	284,783	284,783
Balance at September 30, 2024	115,557	$1,156	$4,266,561	$178,956	$4,446,673

Balance at December 31, 2024	113,578	$1,136	$4,271,269	$24,065	$4,296,470
Vesting of restricted stock units	376	4	(4)	—	—
Stock-based compensation expense	—	—	14,238	—	14,238
Repurchase of common stock (2)	(97)	(1)	—	(12,749)	(12,750)
Exercise of stock options	9	—	77	—	77
Shares withheld for restricted stock units vested	(140)	(2)	(20,177)	—	(20,179)
Net income	—	—	—	96,304	96,304
Balance at March 31, 2025	113,726	1,137	4,265,403	107,620	4,374,160
Vesting of restricted stock units	166	2	(2)	—	—
Stock-based compensation expense	—	—	16,160	—	16,160
Repurchase of common stock (2)(3)	(3,305)	(33)	(98,172)	(292,651)	(390,856)
Exercise of stock options	5	—	69	—	69
Shares withheld for restricted stock units vested	(55)	(1)	(6,471)	—	(6,472)
Net income	—	—	—	185,031	185,031
Balance at June 30, 2025	110,537	1,105	4,176,987	—	4,178,092
Vesting of restricted stock units	19	1	(1)	—	—
Stock-based compensation expense	—	—	16,402	—	16,402
Exercise of stock options	2	—	29	—	29
Shares withheld for restricted stock units vested	(6)	—	(718)	—	(718)
Net income	—	—	—	122,384	122,384
Balance at September 30, 2025	110,552	$1,106	$4,192,699	$122,384	$4,316,189

1.
During the three months ended March 31, 2024, June 30, 2024, and September 30, 2024, we repurchased and retired 0.1 million shares, 5.8 million shares and 0.9 million shares of our common stock for $19.6 million, $989.6 million and $159.7 million, inclusive of applicable fees and taxes, at an average price of $202.67, $170.01 and $176.73 per share, respectively.
2.
During the three months ended March 31, 2025 and June 30, 2025, we repurchased and retired 0.1 million shares and 3.3 million shares of our common stock for $12.8 million and $390.9 million, inclusive of applicable fees and taxes, at an average price of $131.51 and $118.27 per share, respectively.
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

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, we amortize the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. As of September 30, 2025, and December 31, 2024, we had capitalized costs, net of amortization, of $20.8 million and $9.3 million, respectively, included in other current assets. As of September 30, 2025, and December 31, 2024, we had capitalized costs, net of amortization, of $81.8 million and $52.7 million, respectively, included in other assets, net. During the three and nine months ended September 30, 2025, we amortized $4.8 million for these costs. During the three and nine months ended September 30, 2024, we amortized $0.3 million and $1.0 million for these costs, respectively. The amortized expenses are included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. This amendment modifies the rules on income tax disclosures to require entities to disclose: (i) specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold; (ii) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes, as well as individual jurisdictions in which income taxes paid is equal to or greater than five percent of total income taxes paid net of refunds; (iii) the income or loss from continuing operations before income tax expense, or benefit, disaggregated between domestic and foreign; and (iv) income tax expense or benefit from continuing operations disaggregated by federal, state and foreign. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, though retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements and we will reflect the related disclosure requirements within our 2025 Annual Report on Form 10-K.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application and early adoption is permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods, with early adoption permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

2. Business Combinations

During the first nine months of 2025, we completed the acquisitions of Alpine Lumber Company (“Alpine Lumber”), O.C. Cluss Lumber Company (“Cluss Lumber”), Truckee Tahoe Lumber (“Truckee Tahoe”) and St. George Truss Co. (“St. George Truss”) for a combined total of approximately $910.8 million, net of cash acquired. Alpine Lumber was the largest independently operated supplier of building materials in Colorado and northern New Mexico. Alpine Lumber serves the Colorado Front Range, western Colorado and northern New Mexico, providing a broad product range which includes prefabricated trusses and wall panels, and millwork. Cluss Lumber is a supplier of lumber and building materials to southwestern Pennsylvania, western Maryland and northern West Virginia. Truckee Tahoe is a supplier of lumber and building materials in the northern California and northwestern Nevada markets. St. George Truss manufactures trusses, serving builders in southern Utah and southern Nevada.

During the first nine months of 2024, we completed the acquisitions of Quality Door & Millwork, Inc. (“Quality Door”), Hanson Truss Components, Inc. (“Hanson Truss”), Schoeneman Bros. Company (“Schoeneman”), TRSMI, LLC (“TRSMI”), RPM Wood Products, Inc. (“RPM”), Western Truss & Components (“Western Truss”), CRi SoCal (“CRi”), Wyoming Millwork Co. (“Wyoming Millwork”), Sunrise Wood Designs, LLC (“Sunrise Wood Designs”), Reno Truss, Inc. (“Reno Truss”) and High Mountain Door and Trim, Inc. (“High Mountain”) for a combined total of approximately $265.4 million, net of cash acquired. Quality Door is a millwork distributor, serving Idaho markets in the Boise and Idaho Falls areas. Hanson Truss produces trusses, serving the areas of northern California and western Nevada. Schoeneman manufacturers trusses and provides building materials and products to eastern South Dakota, and western Iowa. TRSMI manufactures and distributes trusses around the Detroit, Michigan area. RPM provides a diverse product mix of lumber, windows, doors, millwork and trusses in northeastern Florida. Western Truss manufactures roof and floor trusses, serving central Arizona. CRi installs windows and doors in the southern California area. Wyoming Millwork serves custom and semi-custom builders with lumber and lumber sheet goods, windows, doors, millwork, trusses and other building products in Delaware. Sunrise Wood Designs is a custom cabinet manufacturer and installer to production and custom builders in North Texas. Reno Truss is a manufacturer and distributor of roof and floor trusses to single-family and multi-family markets in the Nevada area. High Mountain distributes and installs doors, windows and millwork to single-family and multi-family markets in the southern Nevada area.

The acquisitions were funded with a combination of cash on hand and borrowings under our $2.2 billion revolving credit facility due May 20, 2030 (the “Revolving Facility”). The transactions were accounted for by the acquisition method, and accordingly, the results of operations have been included in the Company’s consolidated financial statements from the acquisition dates. The purchase price was allocated to the assets acquired and liabilities assumed based on estimated fair values at the acquisition dates, with the excess of purchase price over the estimated fair value of the net assets acquired recorded as goodwill.

Pro forma financial information for the acquisitions discussed above for 2025 and 2024 are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate for each respective period.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended September 30, 2025, and September 30, 2024:

	Total Acquisitions
	2025	2024
	(in thousands)
Cash and cash equivalents	$2,785	$7,749
Accounts receivable	49,795	26,749
Other receivables	6,842	127
Inventories	67,670	22,969
Contract assets	—	454
Other current assets	766	410
Property, plant and equipment	193,816	51,550
Operating lease right-of-use assets	11,646	14,502
Finance lease right-of-use assets	286	—
Intangible assets	312,917	82,125
Other assets	262	134
Total assets	646,785	206,769

Accounts payable	14,512	4,709
Accrued liabilities	18,196	4,612
Contract liabilities	6,540	130
Operating lease liabilities	11,646	14,502
Finance lease liabilities	286	—
Total liabilities	51,180	23,953

Goodwill	317,972	90,359
Total purchase consideration	913,577	273,175
Accrued contingent consideration and purchase price adjustments	(6,277)	(8,570)
Less: cash acquired	(2,785)	(7,749)
Total cash consideration	$904,515	$256,856

3. Revenue

The following table disaggregates our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Manufactured products	$868,363	$1,014,658	$2,691,517	$3,075,489
Windows, doors and millwork	989,916	1,086,981	2,962,268	3,238,405
Specialty building products and services	1,087,272	1,049,698	3,050,015	2,963,801
Lumber and lumber sheet goods	995,639	1,081,157	3,128,950	3,302,491
Net sales	$3,941,190	$4,232,494	$11,832,750	$12,580,186

As our product alignment continues to be refined, we have reclassified prior periods’ net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for manufactured products, windows, doors and millwork, specialty building products and services, and lumber and lumber sheet goods was 1.7%, 0.2%, -2.9% and 1.1%, respectively, for the three months ended September 30, 2024, and 1.4%, 0.2%, -3.6% and 1.8%, respectively, for the nine months ended September 30, 2024.

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

Through September 30, 2025, and 2024, we recognized as revenue substantially all of the contract liabilities balances outstanding as of December 31, 2024, and 2023, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Numerator:
Net income	$122,384	$284,783	$403,719	$887,654

Denominator:
Weighted average shares outstanding, basic	110,547	116,176	111,703	119,120
Dilutive effect of options and RSUs	383	764	439	996
Weighted average shares outstanding, diluted	110,930	116,940	112,142	120,116

Net income per share:
Basic	$1.11	$2.45	$3.61	$7.45
Diluted	$1.10	$2.44	$3.60	$7.39

Antidilutive and contingent RSUs excluded from diluted EPS	118	271	323	196

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2024 (1)	$3,678,504
Acquisitions	317,972
Balance as of September 30, 2025 (1)	$3,996,476

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2025, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the period. As of September 30, 2025, no impairment triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of acquisitions. The goodwill recognized from the current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,520,495	$(1,403,173)	$2,216,578	$(1,198,125)
Developed technology	95,600	(43,849)	95,600	(35,887)
Trade names	73,500	(49,629)	64,500	(43,483)
Non-compete agreements	13,050	(10,126)	13,050	(8,599)
Total intangible assets	$2,702,645	$(1,506,777)	$2,389,728	$(1,286,094)

In connection with the current year acquisitions, we recorded intangible assets of $312.9 million, which includes $303.9 million of customer relationships and $9.0 million of trade names. The weighted average useful life of the current year acquired intangible assets is 10.7 years in total, 10.9 years for customer relationships and 3.0 years for trade names. The fair value of acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and nine months ended September 30, 2025, we recorded amortization expense in relation to the above-listed intangible assets of $73.5 million and $220.7 million, respectively. During the three and nine months ended September 30, 2024, we recorded amortization expense in relation to the above-listed intangible assets of $76.3 million and $237.2 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2025 (from October 1, 2025)	$73,722
2026	264,308
2027	204,085
2028	151,792
2029	96,507
Thereafter	405,454
Total future intangible amortization expense	$1,195,868

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued payroll and other employee related expenses	$266,672	$310,073
Self-insurance reserves	96,288	102,876
Accrued business and other taxes	74,907	72,944
Accrued interest	51,496	55,454
Accrued rebates payable	30,944	35,404
Accrued professional service fees	21,808	16,406
Other	36,653	40,888
Total accrued liabilities	$578,768	$634,045

8. Long-Term Debt

Long-term debt consisted of the following as of:

	September 30, 2025	December 31, 2024
	(in thousands)
Revolving credit facility	$—	$—
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	1,000,000
6.75% 2035 notes	750,000	—
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	186,987	190,312
Finance lease obligations	942	1,078
	4,487,929	3,741,390
Unamortized debt discount/premium and debt issuance costs	(44,955)	(37,277)
	4,442,974	3,704,113
Less: current maturities of long-term debt	14,228	3,470
Long-term debt, net of current maturities, discounts and issuance costs	$4,428,746	$3,700,643

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

Revolving Credit Facility Amendment

On May 20, 2025, the Company amended the Revolving Facility to increase the existing revolving commitments of $1.8 billion with new revolving commitments of $2.2 billion, and to extend the maturity date to May 20, 2030. Effective with the amendment, the interest pricing tiers will be 1.00% or 1.25% per annum in the case of Secured Overnight Financing Rate (“SOFR”) loans, and 0.00% or 0.25% per annum in the case of base rate loans, in each case based on a measure of availability under the amended Revolving Facility. Letters of credit fees under the Revolving Facility are assessed at a rate between 1.00% and 1.25%, based on the average excess availability. The commitment fee rate will continue to be equal to 0.20% per annum. In addition, the Revolving Facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $165.0 million or 10% of the maximum borrowing amount, which was $187.0 million as of September 30, 2025. The guarantees and covenants in the amended revolving facility remain consistent with those in the prior revolving facility and described in our 2024 Form 10-K.

In connection with this amendment, we expensed approximately $0.2 million of unamortized debt issuance costs related to an exiting lender to interest expense, and we incurred approximately $8.7 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, have been deferred and will be amortized over the remaining contractual life.

Fair Value

As of September 30, 2025, and December 31, 2024, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our 6.75% 2035 Notes, and Existing Notes at amortized cost. The fair values of the 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes at September 30, 2025 were approximately $1.2 billion, $1.0 billion, $785.6 million, $724.5 million, and $543.8 million, respectively, which were determined using Level 2 inputs based on market prices.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2025.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first nine months of 2025, our board of directors granted 453,500 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $126.91 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2025, our board of directors granted 180,500 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) and continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The grant date fair value for these RSUs, with consideration of the market condition, was $129.03 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
State income taxes, net of federal income tax	2.6	2.5	2.5	2.5
Stock-based compensation windfall benefit	(0.2)	(0.1)	(1.0)	(2.2)
Permanent differences and other	(0.1)	0.4	(0.4)	0.6
	23.3%	23.8%	22.1%	21.9%

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

On July 4, 2025, H.R.1 - One Big Beautiful Bill was enacted into law (the “Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company's deferred income tax liabilities as of September 30, 2025, and December 31, 2024, were $172.0 million and $148.2 million, respectively. The increase was primarily due to the bonus depreciation and domestic research cost expensing elements of the Act. The Act did not have a material impact on our income tax expense for the period ending September 30, 2025, and we do not expect it to materially change our effective income tax rate for the year ending December 31, 2025. With further guidance from the U.S. Treasury and IRS expected, the Company is continuing to analyze the full impact of the Act on the Company’s financial statements and related disclosures. We anticipate the Act to have a material impact on our future financial results including cash flows. The permanent extension of 100% bonus depreciation and reinstating the expensing of domestic research costs is anticipated to reduce our cash tax payments in the current and future years, and increase our operating cash flows.

11. Commitments and Contingencies

As of September 30, 2025, we had outstanding letters of credit totaling $79.6 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Significant Segment Expenses

The primary measures reviewed by the CODM, including revenue, gross margin and income before income taxes, are shown in these condensed consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these condensed consolidated financial statements. Compensation and benefits, which are reported within selling, general, and administrative expenses in these condensed consolidated financial statements were $0.6 billion for the three months ended September 30, 2025 and 2024, and $1.7 billion for the nine months ended September 30, 2025 and 2024. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these condensed consolidated financial statements. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.

13. Subsequent Events

Business Combinations

Subsequent to September 30, 2025, we completed the acquisitions of Stately Las Vegas Holdings, LLC and substantially all the assets of Rystin Construction, Inc. Both of the acquired businesses provide turnkey door and trim solutions to customers in the Las Vegas area.

The accounting for these business combinations has not been completed as of the date of this quarterly report on Form 10-Q given the proximity to the acquisition date.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by our directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital and technology strategies, including our ability to drive growth by incorporating artificial intelligence and machine learning solutions into our platform, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, home size and affordability, consumer confidence, labor and supply shortages, and also lumber and other commodity prices, which may be impacted by changes in tariffs. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect our financial and other results can be found in the risk factors section of the Company’s 2024 Form 10-K filed with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

COMPANY OVERVIEW

We are a leading provider of building materials for professional builders in new residential construction and repair and remodeling. We deliver integrated homebuilding solutions by manufacturing, supplying, and installing a full range of structural and related building products. The Company operates approximately 585 locations in 43 states across the United States, which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

Our leading network of strategically located manufacturing facilities produces factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, as well as engineered wood that we design and cut specifically for each home. We also assemble interior and exterior doors into pre-hung units for easy installation. Additionally, we distribute a wide range of building products, including lumber, sheet goods, windows, doors, millwork, and specialty items. Our services, which vary by market, include professional installation, turnkey framing, and shell construction. Supported by the latest construction innovations and digital solutions, we help drive greater efficiency across homebuilding.

RECENT DEVELOPMENTS

Business Combinations

Through September 30, 2025, we have completed the acquisitions of Alpine Lumber, Cluss Lumber, Truckee Tahoe, and St. George Truss for an aggregate purchase price of approximately $910.8 million, net of cash acquired. Among other opportunities, these acquisitions further expand our market footprint and provide additional operations in our value-added product categories and allow us to better serve our customers in these markets. These transactions are described in further detail in Note 2 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

On April 30, 2025, the Company’s board of directors authorized a new repurchase plan of up to $500.0 million of the Company’s outstanding shares of common stock. The new repurchase plan replaced the Company’s prior $1.0 billion share repurchase authorization announced in August 2024, which had approximately $100.0 million remaining under its authorization.

During the nine months ended September 30, 2025, the Company repurchased 3.4 million shares at a weighted average price of $118.65 per share, for a total cost of $403.6 million, inclusive of applicable fees and taxes.

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

Market Information

Our common stock is dual listed on the New York Stock Exchange and the NYSE Texas, Inc. (the “NYSE Texas”) under the trading symbol "BLDR." The listing and trading of the common stock on the NYSE Texas commenced on August 12, 2025.

CURRENT OPERATING CONDITIONS AND OUTLOOK

As a result of the U.S. federal government shutdown, September 2025 housing starts have not been published as of the date of this quarterly report on Form 10-Q. According to the U.S. Census Bureau, as of August 2025, the seasonally adjusted annual rate (“SAAR”) U.S. total housing starts were 1.3 million and the SAAR U.S. single-family housing starts were 890 thousand, a decrease of 6.0% and 11.7%, respectively, compared to the comparable period of 2024. A composite of third-party sources, including the National Association of Home Builders and John Burns Research and Consulting, are forecasting 1.3 million U.S. total housing starts and 940 thousand U.S single-family housing starts for 2025, which are decreases of 2.5% and 7.4%, respectively from 2024.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6%	67.2%	69.5%	67.0%
Gross margin	30.4%	32.8%	30.5%	33.0%
Selling, general and administrative expenses	24.6%	22.6%	24.4%	22.7%
Income from operations	5.8%	10.2%	6.1%	10.3%
Interest expense, net	1.8%	1.4%	1.7%	1.2%
Income tax expense	0.9%	2.1%	1.0%	2.0%
Net income	3.1%	6.7%	3.4%	7.1%

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

Net Sales. Net sales for the three months ended September 30, 2025, were $3.9 billion, a 6.9% decrease from net sales of $4.2 billion for the three months ended September 30, 2024. Core organic sales decreased net sales by 10.6%, primarily due to decreases in the multi-family and single-family customer segments, while commodity price deflation decreased net sales by another 1.1%. These decreases were partially offset by an increase in net sales from acquisitions of 4.8%.

The following table shows net sales classified by product category:

	Three Months Ended September 30,
	2025		2024
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$868.4	22.0%	$1,014.7	24.0%	(14.4)%
Windows, doors and millwork (1)	989.9	25.1%	1,087.0	25.7%	(8.9)%
Specialty building products and services	1,087.3	27.6%	1,049.6	24.8%	3.6%
Lumber and lumber sheet goods	995.6	25.3%	1,081.2	25.5%	(7.9)%
Net sales	$3,941.2	100.0%	$4,232.5	100.0%	(6.9)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to decreased single-family activity due to lower housing starts and decreased multi-family activity, partially offset by an increase in net sales from acquisitions. Our windows, doors, and millwork declined primarily due to decreased single-family activity due to lower housing starts. Our lumber and lumber sheet goods category decreased primarily due to lower single-family housing starts and commodity price deflation, partially offset by an increase in net sales from acquisitions. For the comparable period, specialty building products remained relatively consistent.

Gross Margin. Gross margin decreased $0.2 billion to $1.2 billion. Our gross margin percentage decreased to 30.4% in the third quarter of 2025 from 32.8% in the third quarter of 2024, a 2.4% decrease. This decrease was primarily driven by a below-normal starts environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12.4 million, or 1.3%, primarily due to additional operating expenses from locations acquired within the last twelve months and our ongoing enterprise resource planning (“ERP”) system implementation, partially offset by lower variable compensation due to decreased sales and the absence of prior year asset write-offs.

As a percentage of net sales, selling, general and administrative expenses increased to 24.6%, up from 22.6%, for the three months ended September 30, 2025 and 2024, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $69.3 million in the third quarter of 2025, an increase of $15.0 million from the third quarter of 2024. The increase was primarily due to higher average debt balances.

Income Tax Expense. We recorded income tax expense of $37.1 million and $89.0 million in the third quarters of 2025 and 2024, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 23.3% in the third quarter of 2025, a decrease from 23.8% in the third quarter of 2024, primarily related to decreased permanent and other differences.

Nine Months ended September 30, 2025 Compared with the Nine Months ended September 30, 2024

Net Sales. Net sales for the nine months ended September 30, 2025, were $11.8 billion, a 5.9% decrease from net sales of $12.6 billion for the nine months ended September 30, 2024. Core organic sales decreased net sales by 9.1%, primarily due to decreases in the multi-family and single-family customer segments, while commodity price deflation and one fewer selling day decreased net sales by another 1.2% and 0.5%, respectively. These decreases were partially offset by increased net sales from acquisitions of 4.9%.

The following table shows net sales classified by product category:

	Nine Months Ended September 30,
	2025		2024
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$2,691.5	22.7%	$3,075.5	24.4%	(12.5)%
Windows, doors and millwork (1)	2,962.3	25.0%	3,238.4	25.7%	(8.5)%
Specialty building products & services	3,050.0	25.9%	2,963.8	23.6%	2.9%
Lumber & lumber sheet goods	3,129.0	26.4%	3,302.5	26.3%	(5.3)%
Net sales	$11,832.8	100.0%	$12,580.2	100.0%	(5.9)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to decreased single-family activity due to lower housing starts and decreased multi-family activity, partially offset by an increase in net sales from acquisitions. Our windows, doors, and millwork declined primarily due to decreased single-family activity due to lower housing starts. Our lumber and lumber sheet goods category decreased primarily due to lower single-family housing starts and commodity price deflation, partially offset by an increase in net sales from acquisitions. For the comparable period, specialty building products remained relatively flat.

Gross Margin. Gross margin decreased $0.5 billion to $3.6 billion, and our gross margin percentage decreased to 30.5% for the nine months ended September 30, 2025, from 33.0% in the nine months ended September 30, 2024, a 2.5% decrease. This decrease was primarily attributed to a lower starts environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $31.5 million, or 1.1%. This increase was primarily due to additional operating expenses from locations acquired within the last twelve months and our ongoing ERP system implementation, partially offset by lower variable compensation due to decreased sales and the absence of prior year asset write-offs.

As a percentage of net sales, selling, general and administrative expenses increased to 24.4% up from 22.7% for the nine months ended September 30, 2025 and 2024, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $206.1 million in the nine months ended September 30, 2025, an increase of $51.5 million from the nine months ended September 30, 2024. Interest expense increased primarily due to higher average debt balances.

Income Tax Expense. We recorded income tax expense of $114.6 million and $248.8 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 22.1% in the first nine months ended September 30, 2025, an increase from 21.9% in the first nine months ended September 30, 2024, primarily related to a decrease in our stock-based compensation windfall benefit, partially offset by permanent and other differences.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at September 30, 2025, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of:

	September 30, 2025	December 31, 2024
	(in millions)
Accounts receivable availability (1)	$842.5	$773.4
Inventory availability	881.8	891.7
Gross availability	1,724.3	1,665.1
Less:
Agent reserves	(47.3)	(39.3)
Plus:
Cash in qualified accounts	192.5	88.5
Borrowing base	1,869.5	1,714.3
Aggregate revolving commitments	2,200.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,869.5	1,714.3
Less:
Outstanding borrowings	—	—
Letters of credit	(79.6)	(83.3)
Net excess borrowing availability on revolving facility	$1,789.9	$1,631.0

(1)
The prior year amounts have been conformed to current period presentation. There is no impact on gross availability or net excess borrowing availability on the Revolving Facility as previously reported.

As of September 30, 2025, we had no outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.8 billion after being reduced by outstanding letters of credit totaling $79.6 million. Excess availability must equal or exceed a minimum specified amount, currently $187.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2025.

Liquidity

Our liquidity at September 30, 2025, was $2.1 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $1.0 billion for the nine months ended September 30, 2025, compared to cash provided by operating activities of $1.5 billion for the nine months ended September 30, 2024. The decrease in cash provided by operating activities was largely the result of lower net income in the first nine months of 2025.

For the nine months ended September 30, 2025, cash used in investing activities increased $0.6 billion compared to the nine months ended September 30, 2024, primarily due to using an additional $0.6 billion of cash for acquisitions.

Cash provided by financing activities was $0.3 billion for the nine months ended September 30, 2025, which consisted primarily of a net $0.7 billion received for the issuance of the 6.75% 2035 Notes, offset by $0.4 billion for repurchases of common stock. Cash used in financing activities was $0.7 billion for the nine months ended September 30, 2024, which consisted primarily of $1.2 billion for repurchases of common stock and $0.5 billion in net payments on the Revolving Facility, offset by a net $1.0 billion received for the issuance of the 6.375% 2034 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. We did not have any outstanding borrowings on the Revolving Facility as of September 30, 2025. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Our 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes, bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2025, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the third quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2025 — July 31, 2025	4,804	$126.85	—	$500,000,000
August 1, 2025 — August 31, 2025	572	144.45	—	500,000,000
September 1, 2025 — September 30, 2025	189	138.68	—	500,000,000
Total	5,565	$129.06	—	$500,000,000

(1)
On April 30, 2025, the Company announced the board of directors’ termination of the prior share repurchase authorization and approval of a new share repurchase authorization of up to $500.0 million of the Company’s outstanding shares of common stock.

In the third quarter of 2025, the Company did not repurchase or retire any shares pursuant to share repurchase plans authorized by our board of directors. The 5,565 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on October 30, 2025 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024, (ii) Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL.

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

October 30, 2025

/s/ PETE R. BECKMANN
Pete R. Beckmann
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 30, 2025

/s/ MATTHEW TRESTER
Matthew Trester
Vice President and Controller
(Principal Accounting Officer)

October 30, 2025