Form 10-K
period 2025-12-31
Builders FirstSource, Inc.
filed 2026-02-17
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, was approximately $12.6 billion based on the closing price per share on that date of $116.69 as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01, outstanding as of February 11, 2026, was 110,605,069.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held on May 14, 2026, are incorporated by reference into Part II and Part III of this Form 10-K.

BUILDERS FIRSTSOURCE, INC.

PART I

Item 1. Business

CAUTIONARY STATEMENT

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by the Company’s directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital and technology strategies, including the Company’s ability to drive growth by incorporating artificial intelligence and machine learning solutions into its platform, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, home size and affordability, consumer confidence, labor and supply shortages, tariffs and duties and also lumber and other commodity prices, which may be impacted by changes in tariffs and duties. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect the Company’s financial and other results can be found in Item 1A of this annual report on Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission (“SEC”). Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

OVERVIEW

We are a leading provider of building materials for professional builders in new residential construction and repair and remodeling. We deliver integrated homebuilding solutions by manufacturing, supplying, and installing a full range of structural and related building products. The Company operates approximately 585 locations in 43 states across the United States (“U.S.”), which are internally organized into geographic operating divisions. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating divisions are aggregated into one reportable segment.

Our leading network of strategically located manufacturing facilities produces factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, manufactured and semi-custom modular homes, as well as engineered wood that we design and cut specifically for each home. We also assemble interior and exterior doors into pre-hung units for easy installation. Additionally, we distribute a wide range of building products, including lumber, sheet goods, windows, doors, millwork, and specialty items. Our services, which vary by market, include professional installation, turnkey framing, and shell construction. Supported by the latest construction innovations and digital solutions, we help drive greater efficiency across homebuilding.

Builders FirstSource, Inc. is a Delaware corporation formed in 1998 as BSL Holdings, Inc. On October 13, 1999, our name changed to Builders FirstSource, Inc. Our common stock is dual listed on the New York Stock Exchange (“NYSE”) and the NYSE Texas, Inc. (the “NYSE Texas”) under the trading symbol “BLDR”. The listing and trading of the common stock on the NYSE Texas commenced on August 12, 2025.

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

OUR CUSTOMERS

We serve a broad customer base across the U.S. We have a diverse geographic footprint, as we have operations in 48 of the top 50 and 94 of the top 100 U.S. Core Based Statistical Areas (“CBSAs”), which include Metropolitan Statistical Areas and Micropolitan Statistical Areas, as ranked by single family housing permits based on available 2025 U.S. Census data. Given the local nature of our business, we have historically and will continue to locate our facilities in close proximity to our key customers and co-locate multiple operations in one facility to improve efficiency.

We have a diversified customer base, ranging from large production builders to small custom homebuilders, as well as multi-family builders, repair and remodeling contractors and light commercial contractors. For the year ended December 31, 2025, our top 10 customers accounted for 14% of net sales, with our largest customer accounting for 4% of net sales. Our largest customers are comprised primarily of the largest national production homebuilders, including D.R. Horton, Inc., Lennar Corporation, Pulte Homes, Inc., Toll Brothers Inc, and Meritage Homes.

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

OUR PRODUCTS AND SERVICES

We group our building products and services into four product categories:

Manufactured Products. Manufactured products are factory-built substitutes for job-site framing and include wood floor and roof trusses, wall panels, and engineered wood that we design, cut, and assemble for each home. Manufactured products also include our proprietary whole-house framing solution, Ready-Frame®, which designs, pre-cuts, labels, and bundles lumber into customized framing packages, saving builders both time and money and improving job-site safety. Our manufactured products allow builders to build higher quality homes more efficiently and produce less waste. Roof trusses, floor trusses, and wall panels are built in a factory-controlled environment. Engineered floors and beams are cut to the required size and packaged for the given application at many of our locations. Without manufactured products, builders construct these items on-site, where weather and variable labor quality can negatively impact construction cost, quality and installation time. In addition, engineered wood beams have greater structural strength than conventional framing materials, allowing builders to frame houses with more open space creating a wider variety of house designs. Engineered wood floors and open-web floor trusses are also stronger and straighter than conventionally framed floors. Some products in this category are constructed using lumber and lumber sheet goods, therefore this category does have limited exposure to commodity price fluctuations. We also produce a broad range of manufactured and semi-custom modular homes, built in a temperature-controlled facility under our Pine Grove Homes and Pleasant Valley Homes brand names. We maintain a broad portfolio of manufactured housing plans including ranch, community, and single-section homes, which can range from 1,000 square feet to approximately 2,000 square feet. Currently, the majority of these manufactured homes are constructed in accordance with the regulations and rules of the U.S. Department of Housing and Urban Development (“HUD”). Our semi-custom modular homes include ranch, cape, chalet, and colonial home types, with can range from 1,000 square feet to approximately 2,500 square feet.

Windows, Doors and Millwork. Windows and doors are comprised of the manufacturing, assembly and distribution of windows, and the assembly and distribution of interior and exterior door units. We manufacture a portion of the vinyl windows that we distribute in our Houston, Texas plant which allows us to supply builders, primarily in the Texas market, with cost-competitive products. Our pre-hung interior and exterior doors consist of a door slab with hinges and door jambs attached, reducing on-site installation time and providing higher quality finished door units than those constructed on-site. These products typically require a high degree of product knowledge and training to sell. Millwork includes interior trim and custom features, including those that we manufacture under the Synboard® brand name. Synboard is produced from extruded PVC and offers several advantages over traditional wood features, such as greater durability and no ongoing maintenance, such as periodic caulking and painting.

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

We compete in a highly competitive and fragmented marketplace. We believe our integrated approach and scale allow us to compete effectively through our comprehensive product lines, prefabricated components and value-added services, combined with the knowledge of our integrated sales force to enable our homebuilder customers to complete construction more quickly, with higher quality and at a lower cost. While we expect these benefits to be particularly valuable to our customers in market environments characterized by labor shortages and sourcing challenges, we expect such benefits will also be increasingly valued and demanded by our customers operating under normal market conditions.

MANUFACTURING

Our manufacturing facilities utilize industry leading technology and high-quality materials to improve product quality, increase efficiency, reduce lead times and minimize production errors. We manufacture products within two of our product categories: manufactured products, and windows, doors and millwork.

Manufactured Products — Trusses and Wall Panels. Truss and wall panel production has two steps — design and fabrication. Each house requires its own set of designed shop drawings, which vary by builder type between production and custom builders. Production builders use prototype house plans as they replicate houses. These house plans may be minimally modified to suit individual customer demand. We maintain an electronic master file of trusses and wall panels for each builder’s prototype houses. For custom builders, the components are designed individually for each house. We download the shop drawings from our design department to computerized saws. We assemble the cut lumber to form roof trusses, floor trusses or wall panels, before shipping the finished components by house to the job site. In addition, we offer our Ready-Frame® framing system which uses specialty software to calculate project-specific lumber needs to provide pre-cut and labeled packages delivered and ready to assemble on the job site.

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

OUR STRATEGY

By pursuing the Company’s clear strategic pillars as outlined below, we intend to build on our advantaged market position to create value for our shareholders by increasing profits and net cash flow generation, while making us a more valuable partner to our customers. The resulting cash flow should provide meaningful opportunities for increased investment in organic and acquisitive growth that preserves our balance sheet strength, grows our return on invested capital and returns capital to our shareholders.

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

Continue to Build our High-Performing Culture

We remain focused on putting our people first. Our team members are a critical resource, and every single one plays a meaningful role in our success. Strengthening talent acquisition, development, and retention ensures we continue to attract and grow the skilled workforce that drives our business forward. Our team members represent the Company every day in the communities we serve, and their commitment to serving our customers is a fundamental component of our performance. We are equally committed to their well‑being, supported by a robust environmental, health, and safety program designed to deliver world‑class safety results and ensure everyone returns home safely. In addition, we have developed programs and put processes in place to help progress our team members’ careers, such as our annual talent week and our Leadership Development Program that focuses on meeting the team member where they are in their development. We strive to maintain a performance-based culture.

Corporate social responsibility (“CSR”) strategy. We are also committed to making informed choices that improve our corporate governance, financial strength, operational efficiency, environmental stewardship, community engagement and resource management. Consistent with our core values, our goal is to be recognized by our customers as the preferred supplier, by our employees as a safe, and respectful workplace, by the industry as being at the forefront of innovation, by our stakeholders as an ethical company, and by the communities in which we serve as a good corporate citizen. We recognize that the environmental sustainability of our products is important to us and to our customers. We prioritize purchasing and supplying sustainable wood products led by the Sustainable Forestry Initiative. Helping homebuilders become more productive, more efficient and safer is fundamental to what we do, and we are passionate about building this future together.

Disciplined Capital Allocation

Pursue strategic acquisitions. The highly fragmented nature of the Pro Segment of the U.S. residential new construction building products supply market presents substantial acquisition opportunities. Our long-term acquisition strategy is focused on pursuing potential acquisitions that present opportunities to add manufacturing capabilities in a relatively short period of time, or that provide opportunities to advance our position in desirable geographies or key product segments. We believe that our proven operating model can be successfully adapted to these markets and where homebuilders, many of whom we currently serve elsewhere, would value our broad product and service offering, professional expertise, and superior customer service. When entering a new market, our strategy is to acquire market-leading distributors and subsequently expand their product offerings or add manufacturing facilities while integrating their operations into our centralized platform. This strategy allows us to quickly achieve the scale required to better serve our customers and leverage existing customer relationships in the local market. Our management has shown the capability to effectively and efficiently integrate newly acquired businesses, increase productivity, and drive value. We have successfully integrated over 80 acquisitions since 1998, including the company-transforming BMC and ProBuild transactions.

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

Our experienced, locally focused sales force is at the core of our sales effort. This sales effort involves deploying salespeople who are skilled in housing construction to meet with a homebuilder’s construction superintendent, local purchasing agent, or local executive with the goal of becoming their primary product supplier. If selected by the homebuilder, the salesperson and his or her team review blueprints for the contracted homes and advise the homebuilder in areas, such as opportunities for cost reduction, increased energy efficiencies, and regional aesthetic preferences. Next, the team determines the specific package of products that are needed to complete the project and schedules a sequence of site deliveries. Our large delivery fleet and comprehensive inventory management systems enable us to provide “just-in-time” product delivery, ensuring a smoother and faster production cycle for the homebuilder. Throughout the construction process, the salesperson makes frequent site visits to ensure timely delivery and proper installation, and to make suggestions for efficiency improvements. We believe this level of service is highly valued by our customers and generates significant customer loyalty. At December 31, 2025, we employed approximately 2,700 sales representatives, who are generally paid a commission based on gross margin dollars collected, and worked with approximately 2,550 sales coordinators and product specialists.

MATERIALS AND SUPPLIER RELATIONSHIPS

We purchase inventory primarily for distribution, some of which is also utilized in our manufacturing plants. The key materials we purchase include dimensional lumber, OSB and plywood, engineered wood, windows, doors, millwork, and siding. Our largest suppliers are national companies such as Boise Cascade Company, Weyerhaeuser Company, West Fraser Timber Co. Ltd., Specialty Building Products, James Hardie Industries plc, and Mitek Industries Inc. We believe marketplace supply allows us to competitively source most of our requirements without reliance on any particular supplier and that our diversity of suppliers affords us purchasing flexibility. Due to our centralized procurement platform for commodity wood products and corporate oversight of purchasing programs, we believe we are able to maximize the advantages of both our and our suppliers’ broad geographic footprints and negotiate purchases across multiple markets to achieve more favorable contracts with respect to price, terms of sale, and supply. Additionally, for certain customers, we institute purchasing programs on commodity wood products, such as OSB and lumber to align portions of our procurement costs with our customer pricing commitments. We balance our OSB and lumber purchases with a mix of contract and spot market purchases to ensure a consistent supply of products necessary to fulfill customer contracts, to source products at the lowest possible cost, and to minimize our exposure to the volatility of commodity lumber prices.

We currently source products from thousands of suppliers in order to reduce our dependence on any single company and to maximize purchasing leverage. While our largest single supplier represents only 8% of our total materials purchases for the year ended December 31, 2025, we believe we are one of the largest customers for many suppliers, and therefore have significant purchasing leverage. We have found that using multiple suppliers ensures a stable source of products and the best purchasing terms as the suppliers compete to gain and maintain our business.

We maintain strong relationships with our suppliers, and we believe opportunities exist to improve purchasing terms in the future, including inventory storage or “just-in-time” delivery to reduce our inventory carrying costs. We will continue to pursue additional procurement cost savings which would further enhance our margins and cash flow.

COMPETITION

We have and will continue to experience robust competition for homebuilder business due to the highly fragmented nature of the Pro Segment and the relatively low costs of entry into the market. We face competition from other large national dealers that focus on the Pro Segment, including U.S. LBM, 84 Lumber and Carter Lumber; specialty dealers; regional and local building supplies dealers; single and multi-site lumber yards; framing contractors; component manufacturers, including UFP Construction and Stark Truss; and millwork operators, such as American Cedar and Millwork, and Western Pacific. The Home Depot, Inc., through its acquisitions of SRS Distribution Inc. and GMS Inc., and Lowe’s Companies Inc., through its acquisition of Foundation Building Materials, continue to reposition themselves to gain market share in the Pro Segment. We believe that we have competitive advantages over our competitors due to our subject matter expertise, long-standing customer relationships, local market knowledge, competitive pricing, superior service, broad product offering, and large-scale procurement capabilities. We cultivate long-term relationships with professional builders and work to retain our customers by delivering a full range of high-quality products on time, and offering trade credit, competitive pricing and integrated service and product packages, such as turn-key framing and shell construction, as well as manufactured components and installation. We believe that our local market knowledge, strong customer relationships, superior service, and operational efficiencies allow us to cost-effectively supply our customers, which both enhances profitability and reduces the risk of losing customers to competitors. There are also several competitors who are developing digital solutions for the homebuilding industry that may compete with our existing digital tools suite. We believe that our scale and continuous investments in digital technologies through our Paradigm business uniquely position us to transform our industry through the deployment of our digital solutions.

HUMAN CAPITAL

At December 31, 2025, we had approximately 28,000 employees. Less than 1% of employees are covered by collective bargaining agreements, and we believe we have generally good relations with these labor unions. Employee levels are managed to align with the pace of business, and management believes it has sufficient human capital to operate its business successfully.

Our people are the key to our success and to our continued focus on delivering exceptional customer service and innovative solutions. In managing our human capital, our goal is to ensure team member safety, growth, and development in a team-based environment. By participating in regular surveys and focus groups, we place a strong emphasis on enhancing and increasing the retention and engagement level of our team members. Key areas of the Company’s human capital focus include the following:

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

During 2025, our experience and continued focus on workplace safety enabled us to preserve business continuity without sacrificing our commitment to keeping our team members and workplace visitors safe. We aim to reduce lost time and recordable injuries each year, and in 2025, our Total Recordable Incident Rate remained flat as compared to 2024 and still near historic lows following nine consecutive years of significant improvement. Our long‑term trend continues to reflect meaningful progress driven by stronger safety practices, enhanced training, and increased field engagement. We remain committed to continuous improvement and maintaining a safe work environment for all team members.

We also broadly provide accessible safety training to our employees in a number of formats to accommodate the learner’s style, pace, location, and access to technology.

Respectful Workplace Culture

Our team members are the face of the Company to our customers and the communities in which we operate. Their contributions in serving our customers are a fundamental component in our success, and every single team member makes a difference.

Our Company strives to foster a culture that encourages collaboration, flexibility and fairness to enable all team members to perform at their best. We are committed to enhancing our efforts to promote a respectful environment across all aspects of our organization, including providing equal opportunities for professional development and advancement based solely on merit. To further these efforts, we conduct both in-person and online training through our online learning management system. We continue to promote greater awareness, strengthen communication, and reinforce our cultural expectations through our Corporate Inclusion Council and other Company-wide initiatives.

We had record participation in our annual employee engagement survey, demonstrating our team’s willingness to share feedback regarding the Company’s workplace experience. The survey results showed that our team members feel supported professionally, with a positive connection to their workplace, and strong confidence in company leadership. Feedback further illustrates that our team supports our priorities of improving communication throughout the organization, and our continued emphasis on creating clear and supported career paths for our team members.

Learning and Development

In order to attract and retain top talent, we provide several resources in a variety of formats that promote the ongoing learning and development of our team members. We invest in comprehensive leadership development programs designed to cultivate the critical capabilities essential for driving organizational success and delivering long-term shareholder value. Our curriculum focuses on high-impact competencies, including effective communication, trust-building, and performance coaching, alongside the visionary leadership required to navigate change with resilience. Furthermore, we provide training in conflict resolution, developmental feedback, and sound decision-making, as well as values-based interviewing to ensure talent alignment. Through these strategic efforts, we enhance leadership effectiveness and sustain a high-performing culture. Complementing these programs, we continue to invest in accessible learning resources through our online learning management system. Our digital catalog includes approximately 20,000 courses available to all team members.

INFORMATION TECHNOLOGY SYSTEMS

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. Our primary enterprise resource planning (“ERP”) systems, which we currently use for operations representing the majority of our sales, are proprietary systems that have been highly customized by our computer programmers. The materials required for thousands of standard builder plans are stored by the systems for rapid quoting or order entry. Hundreds of price lists are maintained on hundreds of thousands of Stock Keeping Units (“SKUs”), facilitating rapid price changes in a changing product cost environment. A customer’s order can be tracked at each stage of the process, and billing can be customized to reduce a customer’s administrative costs and payment speed.

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

In 2022, we announced the decision to move the Company to a new ERP system. During 2025, we implemented the new ERP system in two pilot markets, and successfully converted our centralized finance and accounting functions, as well as our internal and external financial reporting. We expect the ERP system to require continued design, build, configuration and testing, followed by several years of deployment across our broad network of operating sites. As part of this transformation, we intend to utilize technology-enabled opportunities to enhance our operating model and transform our business, creating further value for all our stakeholders.

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

AVAILABLE INFORMATION

We are subject to the informational requirements of the Exchange Act, and in accordance therewith, we file reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, through the investor relations section of our website under the links to “Financials.” Our website is www.bldr.com. Reports are available on our website free of charge as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. In addition, our officers and directors file with the SEC initial statements of beneficial ownership and statements of change in beneficial ownership of our securities, which are also available on our website at the same location. We are not including this or any other information on our website as a part of, nor incorporating it by reference into, this Form 10-K or any of our other SEC filings.

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

Prices of building products are subject to fluctuations arising from changes in supply and demand, national and international economic conditions, including inflation and interest rates, labor costs, competition, market speculation, government regulation, and trade policies, as well as from periodic delays in the delivery of lumber and other products, all of which are outside our control. The prices of wood products directly affect our sales and earnings. In particular, low prices for wood products over a sustained period can adversely affect our financial condition, operating results and cash flows. Our lumber and lumber sheet goods product category represented 26% of total net sales for the year ended December 31, 2025. As such, if lumber or structural panel prices were to significantly decline from current levels, our sales and profits could be negatively affected. We have limited ability to manage the timing and amount of pricing changes for building products. In addition, the supply of building products fluctuates based on available manufacturing capacity. Excess capacity in the industry can result in significant declines in prices for those building products, often within a short period of time. Such price fluctuations can adversely affect our financial condition, operating results and cash flows.

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

The building products supply industry is highly fragmented and competitive. We face, and will continue to face, significant competition from local, regional and other national building materials chains, large retailers that provide products to retail consumers and small builders, as well as from privately-owned single site enterprises and new entrants into the market, due to the low barrier to, and cost of, entry. Any of these competitors may (i) foresee the course of market development more accurately than we do, (ii) develop products that are superior to our products, (iii) have the ability to produce or supply similar products at a lower cost, (iv) develop stronger relationships with local homebuilders or commercial builders, (v) adapt more quickly to evolving customer preferences or requirements, or (vi) more effectively adopt and utilize new or emerging technologies, including data analytics, automation and artificial intelligence than we do. As a result, we may not be able to compete successfully with them. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and small contractors, have expanded their efforts into the professional homebuilder market in recent years, including through the use of enhanced e-commerce offerings and acquisitions, and may continue to intensify these efforts in the future. Furthermore, certain product manufacturers sell and distribute their products directly to production homebuilders or commercial builders, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products distributed by us may elect to sell and distribute directly to homebuilders or commercial builders in the future or enter into exclusive supplier arrangements with other distributors. Consolidation of production homebuilders or commercial builders may result in increased competition for their business. Finally, we may not be able to maintain our operating costs or product prices at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, our financial condition, operating results and cash flows may be adversely affected.

Homebuyer demand may shift towards smaller homes creating fluctuations in demand for our products.

Home affordability can be a key driver in demand for our products, and home prices have increased meaningfully over the past several years. Home affordability is influenced by a number of economic factors, such as the level of employment, consumer confidence, consumer income, supply of houses, the availability of financing and interest rates. Changes in the inventory of available homes as well as economic factors relative to home prices may result in homes becoming less affordable. Furthermore, consumer preferences could shift to smaller homes in the future. This could cause homebuyer demand to soften or shift substantially which could have an adverse impact on our financial condition, operating results and cash flows if we are unable to respond to the new market demands effectively.

A range of factors may make our quarterly revenues, earnings and cash flows variable.

We have historically experienced, and in the future will continue to experience, variability in revenues, earnings and cash flows on a quarterly basis. The factors expected to contribute to this variability include, among others: (i) the volatility of prices of lumber, wood products and other building products, (ii) the cyclical nature of the homebuilding industry, (iii) general economic conditions in the markets that we serve, (iv) the intense competition in the industry, including expansion and growth strategies by competitors, (v) the production schedules of our customers and suppliers, (vi) the effects of the weather and (vii) labor costs, labor shortages and available capacity to meet customer demand for our products. These factors, among others, make it difficult to project our operating results and cash flows on a consistent basis, which may affect the price of our stock.

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

Strategic acquisitions are an important part of our growth strategy, and we seek to identify attractive acquisition opportunities that we believe will be accretive and result in increased sales and earnings before interest, taxes, depreciation and amortization (“EBITDA”), cost savings, synergies and various other benefits. Assessing the viability and realizing the benefits of these transactions is subject to significant uncertainty. While we seek to mitigate risks and liabilities of these transactions through due diligence to identify valuation issues and potential loss contingencies and to negotiate transaction terms, there may be risks and liabilities that our due diligence efforts do not discover, that are not accurately or completely disclosed to us or that we inadequately assess. Additionally, the evaluation and consummation of strategic transactions is a time-consuming and costly process that can divert resources away from our operations and result in the incurrence of meaningful transaction expenses. Furthermore, multiples for acquisition targets have generally increased over the past few years, and we face increased competition from other acquirors for attractive acquisition opportunities. As a result, we may not be able to consummate acquisitions on favorable terms, if at all. We may also not be able to obtain necessary approvals, including regulatory or shareholder approvals, to consummate acquisitions. An inability to continue to identify and consummate attractive acquisitions could adversely affect our growth.

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

Our ten largest customers generated 14% of our net sales for the year ended December 31, 2025. We cannot guarantee that we will maintain or improve our relationships with these customers or that we will supply these customers at historical levels. Moreover, in the event of any downturn, some of our homebuilder customers may exit or severely curtail building activity in certain of our markets.

In addition, production homebuilders, multi-family builders and other customers may: (i) seek to purchase some of the products that we currently sell directly from manufacturers, (ii) elect to establish their own building products manufacturing and distribution facilities or (iii) give advantages to manufacturing or distribution intermediaries in which they have an economic stake. Continued consolidation among production homebuilders could also result in a loss of some of our present customers to our competitors. The loss of one or more of our significant customers or deterioration in our relations with any of them could significantly affect our financial condition, operating results and cash flows. Furthermore, our customers are not required to purchase any minimum quantity of product from us. The contracts into which we have entered with most of our professional customers typically provide that we supply particular products or services for a certain period of time when and if ordered by the customer. Should our customers purchase our products in significantly lower quantities than they have in the past, such decreased purchases could have a material adverse effect on our financial condition, operating results and cash flows.

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

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, operational, sales and other personnel. We face significant competition for these employees in our industry and from other industries. We may be unsuccessful in attracting and retaining the personnel we require to conduct and expand our operations successfully. In addition, key personnel may leave us and compete against us. Our success also depends to a significant extent on the continued service of our senior management team and key operations personnel. We may be unsuccessful in replacing key managers or operations personnel who either resign or retire. The loss of any member of our senior management team or other experienced senior employees could impair our ability to execute our business plan, result in operational disruptions, cause us to lose customers and reduce our net sales, or lead to employee morale problems and/or the loss of other key employees. In any such event, our financial condition, operating results and cash flows could be adversely affected.

In addition, continued competition for non-management employees has resulted in higher labor costs and labor shortages at our facilities. Consequently, we may continue to face higher operating expenses and may lose revenue opportunities if we lack capacity to meet customer demands due to labor shortages. While only a small percentage of our workforce is unionized, there can be no assurance that additional employees will not conduct union organization campaigns or become union members in the future, and a failure to renew existing collective bargaining agreements on favorable terms could lead to further labor shortages and higher labor costs.

We may be adversely affected by any disruption in our respective information technology systems.

Our operations are dependent upon our information technology systems, which encompass all of our major business functions. We are currently implementing a new ERP system and there is no guarantee that such implementation will be successful or that we will not experience disruptions in connection with the new ERP system. Many of our legacy ERP systems are proprietary systems that have been highly customized by our computer programmers. Our centralized financial reporting system currently draws data from our ERP systems. We rely upon our information technology systems to run critical accounting and financial information systems, process receivables, manage and replenish inventory, fill and ship customer orders on a timely basis, and coordinate our sales activities across all products and services. A substantial disruption in our information technology systems for any prolonged time period could result in problems and delays in generating critical financial and operational information, processing receivables, receiving inventory and supplies and filling customer orders. These disruptions could adversely affect our operating results as well as our customer service and relationships. Our systems, or those of our significant customers or suppliers, might be damaged or interrupted by natural or man-made events or by computer viruses, physical or electronic break-ins, or similar disruptions affecting the global Internet.

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

Our business employs systems that allow for the secure storage and transmission of customers’, vendors’ and employees’ proprietary information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. Our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts and cyber- or phishing-attacks. Additionally, we may be impacted by intrusions or failures of critical infrastructure such as the power grid or communications systems. These events could compromise our and our customers’ and suppliers’ confidential information, impede or interrupt our business operations, and could result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks, and there can be no assurance that we will not suffer such significant losses in the future. As cyber-attacks become more sophisticated, we expect to incur increasing costs to strengthen our systems from outside intrusions. While we have implemented administrative and technical controls and have taken other preventive actions, such as deploying company-wide cybersecurity training and conducting threat simulations to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

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

We rely on our network infrastructure, ERP systems, data hosting, public cloud and software-as-a-service providers, and internal technology systems for many of our development, marketing, operational, support, sales, accounting and financial reporting activities. We are continually investing resources to update and improve these systems and environments in order to meet existing needs, as well as the growing and changing requirements of our business and customers. For example, during 2025, we began the implementation of a new ERP system. The new ERP system is intended to transform certain areas of business such as manufacturing, supply chain, procurement, warehouse management, delivery, quote to cash, financial reporting, and analytics, and position us to better leverage automation and process efficiency and enable productivity enhancements. An implementation of this scale is a major financial undertaking and has required, and will continue to require, substantial time and attention of management and key employees. Furthermore, we may not realize the anticipated benefits from the implementation of the new ERP system. We anticipate that the full integration of the new ERP system will take many years. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, including our new ERP system, we may experience outages and may not be able to deliver certain offerings or develop new offerings and enhancements that we need to remain competitive. Improvements, upgrades and, to a greater extent, system conversions, are often complex, costly and time consuming. In addition, such improvements may be challenging to integrate with our existing technology systems or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation. Additionally, the effectiveness of our internal control over financial reporting could be adversely affected if the new ERP system is not successfully implemented. Any of these items, along with any failure to effectively manage data governance risks prior to or during ERP implementation, could adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

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

As of December 31, 2025, our debt totaled $4.5 billion, which includes $0.2 billion of finance lease and other finance obligations. We have a $2.2 billion revolving credit facility with a maturity date of May 20, 2030 (“Revolving Facility”), under which we had no outstanding borrowings and $0.1 billion of letters of credit outstanding as of December 31, 2025. In addition, we also have $0.7 billion in obligations under operating leases.

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

We are substantially reliant on cash on hand and borrowing availability under the Revolving Facility, which totaled $1.7 billion at December 31, 2025, to provide working capital and fund our operations. Our working capital requirements are likely to grow as we continue to grow organically and through acquisitions. Our inability to renew, amend or replace our debt instruments when required or when business conditions warrant could have a material adverse effect on our business, financial condition and results of operations.

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

The agreement governing the Revolving Facility contains a financial covenant requiring the satisfaction of a minimum fixed charge ratio of 1.00 to 1.00 if our excess availability falls below the greater of $165.0 million or 10% of the maximum borrowing amount, which was $160.7 million as of December 31, 2025.

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

Interest rates may increase in the future. As a result, interest rates on our Revolving Facility could be higher or lower than current levels. As of December 31, 2025, we had no outstanding debt at variable interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Further, an increase in interest rates could also trigger a limitation on the deductibility of those interest costs, increasing our tax expense and further decreasing our net income and cash flows. In recent years, the Company has executed several debt transactions designed to optimize our debt structure and extend maturities. The Company is likely to execute similar debt transactions in the future. However, there can be no assurance that we will be successful in anticipating the direction of interest rates or changes in market conditions, which could result in future debt transactions having a material adverse impact on our financial condition, operating results and cash flows.

If the housing market declines, we may be required to take impairment charges relating to our operations or temporarily idle or permanently close under-performing locations.

If conditions in the housing industry continue to deteriorate, we may be required to take goodwill and/or asset impairment charges for certain reporting units. Any such non-cash charges would have an adverse effect on our financial results. In addition, in response to industry conditions, we may have to temporarily idle or permanently close certain facilities in under-performing markets. Widespread facility closures could have a significant adverse effect on our financial condition, operating results and cash flows.

Our inability to effectively deploy our excess capital may negatively affect return on equity and stockholder value.

Throughout 2025, we generated significant excess cash flows. Our business plan calls for us to execute a variety of strategies to deploy excess capital including, but not limited to, continued organic balance sheet growth and the consideration of potential acquisition opportunities when we expect such opportunities to significantly enhance long-term stockholder value. We have also repurchased approximately $8.0 billion of our shares since January 2021 through the date of this filing and intend to continue repurchasing shares from time to time, subject to market conditions, liquidity, and other considerations, pursuant to the share repurchase authorization approved by our board of directors in April 2025. Our inability to effectively and timely deploy our excess capital through these strategies may constrain growth in earnings and return on equity and thereby diminish potential growth in stockholder value.

Legal and Compliance Risks

The nature of our business exposes us to product liability, product warranty, casualty, construction defect, asbestos, vehicle, workplace safety and injury and other claims and legal proceedings.

We are involved in product liability, product warranty, casualty, construction defect, asbestos, vehicle, workplace safety and injury and other claims relating to the products we manufacture and distribute, services we provide or have provided and our operations that, if adversely determined, could adversely affect our financial condition, operating results, and cash flows. We rely on manufacturers and other suppliers to provide us with many of the products we sell and distribute. Because we have no direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. The Company has a number of known and threatened construction defect legal claims. We are also involved in several asbestos personal injury suits due to the alleged sale of asbestos-containing products by legacy businesses that we acquired. In addition, we are exposed to potential claims arising from the conduct of our respective employees and subcontractors, and builders and their subcontractors, for which we may be contractually liable. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, there can be no assurance that we will be able to maintain such insurance on acceptable terms or that such insurance will provide adequate protection against potential liabilities. We are also subject to workplace safety and injury claims from our employees and contractors. Product liability, product warranty, casualty, construction defect, asbestos, vehicle, workplace safety and injury and other claims can be expensive to defend and can divert the attention of management and other personnel for significant periods, regardless of the ultimate outcome. Claims of this nature could also have a negative impact on customer confidence in our products and our company. In addition, we are involved on an ongoing basis in other types of legal proceedings, such as workers’ compensation proceedings. It is not possible to predict the outcome of pending legal proceedings, and it is possible that these actions could be decided unfavorably towards the Company. We cannot assure you that any current or future claims against us will not adversely affect our financial condition, operating results and cash flows.

Our operations are subject to complex and evolving federal, state, and local laws and regulations, the violation of which could expose us to potential liabilities and impose substantial costs and/or restrictions on our operations that could reduce our net income.

We are subject to various federal, state and local laws, regulations and executive orders, many of which are complex, frequently changing, and subject to varying interpretations. These laws, regulations and executive orders include, among other things, regulations promulgated by the Department of Transportation and applicable to our fleet of delivery trucks, work safety regulations promulgated by the Department of Labor’s Occupational Safety and Health Administration, employment regulations, including immigration and work-authorization laws and regulations promulgated by the United States Equal Employment Opportunity Commission, tariff regulations on imported products promulgated by the Federal government, laws and regulations related to cybersecurity, data privacy, encryption, artificial intelligence, telecommunications, accounting standards issued by the Financial Accounting Standards Board (“FASB”) or similar entities, state and local regulations relating to our escrow business, and state and local zoning restrictions and building codes. Changes to existing laws, regulations, executive orders, and enforcement priorities, changes to how they are interpreted, or the implementation of new, more stringent laws, regulations, and executive orders, could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. Failure to comply with these laws, regulations, and executive orders could expose us to fines and penalties that could adversely affect our financial condition, operating results and cash flows and damage our reputation.

Future changes to tax laws and regulations could have an adverse impact on our business.

We are primarily subject to income and other taxes in the U.S., and on a very limited basis in certain foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. We regularly assess the likely outcome of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcome of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, such as the H.R.1 - One Big Beautiful Bill Act enacted into law in 2025, and the discovery of new information in the course of our tax return preparation. Any future changes in federal and state tax laws and regulations could have an adverse direct impact on our corporate taxes. Such changes may also have an adverse indirect impact such as making purchasing a home less attractive, which could reduce demand for homes. Adverse impacts from any future changes in federal and state laws and regulations on our business could include an adverse impact on our financial condition, operating results and cash flows.

A measure of our success is dependent on maintaining our safety record, and an injury to, or death of, any of our employees, customers, or members of the general public related to our business activities could result in material liabilities and reputational damage.

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

In addition, our brand’s reputation is an important asset to our business; as a result, anything that damages our brand’s reputation could materially harm our business, results of operations, and financial condition. For example, negative media reports, whether or not accurate, can materially and adversely affect our reputation. Moreover, social media has dramatically increased the rate at which negative publicity can be disseminated before there is any meaningful opportunity to respond to or address an issue to protect our reputation.

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

We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and the risk of a potential recession. While our management team continually monitors market conditions and economic factors throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally or locally, then we could see a decrease in housing starts, which would adversely affect our business, financial condition, operating results, and cash flows.

In addition, the financial markets and the global economy may also be adversely affected by ongoing geopolitical conflicts, including those in Ukraine, Venezuela, the Middle East, and other regions. These conflicts have impacted, and may continue to impact, commodity and energy prices, global supply chains and financial markets. In addition, sanctions imposed by the U.S. and other countries in response to these conflicts, as well as any economic countermeasures by the affected countries or others could further adversely impact the financial markets and the global economy. The specific consequences of these geopolitical conflicts on our business are difficult to predict at this time, but in addition to inflationary pressures affecting our operations, any shortages of fuel or significant fuel cost increases could seriously disrupt our ability to distribute products to our customers.

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

Some investors and shareholder advocates are placing an increasing emphasis on how corporations address corporate responsibility and sustainability issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. Additionally, some investors and shareholder advocates may disagree with our goals and initiatives, and the focus of such stakeholders may change and evolve over time. Stakeholders also may have different views on where we should focus our corporate responsibility and sustainability efforts. We may incur meaningful costs with respect to our corporate responsibility and sustainability efforts, and if such efforts are negatively perceived, our reputation and stock price may suffer.

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

The market price of our common stock historically has experienced and may continue to experience significant price fluctuations similar to those experienced by the broader stock market in recent years. For example, between January 1, 2025, and December 31, 2025, the closing price of our common stock on the NYSE ranged from $94.85 to $173.51 per share. In addition, the price of our common stock may fluctuate significantly in response to various factors, including:

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

Emerging issues related to our development, integration and use of artificial intelligence (“AI”) could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business.

Our development, integration and use of AI technology in our operations remains in the early phases. We have started to assess the use of AI technology to drive productivity and data analytics. While we aim to develop, integrate and use AI responsibly, we may ultimately be unsuccessful in identifying or resolving issues, such as accuracy errors, cybersecurity vulnerabilities, unintended biases, and discriminatory outputs, before they arise. AI is a new and emerging technology in early stages of commercial use and presents a number of risks inherent in its use by us, our customers, suppliers and other business partners and third-party providers, or through the use of third-party hardware and software. These risks include, but are not limited to, ethical considerations, public perception, intellectual property protection, regulatory compliance, privacy concerns and data security. As a result, we cannot predict future developments in AI and related impacts to our business and our industry. If we are unable to successfully and accurately develop, integrate and use AI technology, address the risks and challenges associated with AI, or if the content, analyses, or recommendations that AI applications assist in producing are, or are alleged to be deficient, inaccurate, or biased, our reputation, business, financial condition, and results of operations may be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company maintains robust and comprehensive processes, procedures and controls to protect and secure its information systems and data infrastructure from cybersecurity threats. The Company’s cybersecurity program is led by its Chief Information Security Officer (“CISO”). The Company’s cybersecurity program interfaces with other functional areas within the Company, including but not limited to the Company’s business segments and information technology, legal, risk management, human resources and internal audit departments, as well as external third-party partners, to identify and understand potential cybersecurity threats and risks. The Company regularly assesses and updates its processes, procedures and management techniques in light of ongoing cybersecurity developments.

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

The Company has engaged a third-party managed detection and response partner to monitor the security of its information systems around-the-clock, including intrusion detection, and to provide instantaneous alerting and triaging should a cybersecurity event occur. The Company also maintains a cybersecurity insurance policy and has engaged a third-party digital forensics and incident response consultant and legal counsel on retainer. Additionally, the Company has established a comprehensive cybersecurity risk management program for third-party service providers and vendors. Our processes include: (i) pre-engagement due diligence to assess cybersecurity maturity and compliance with industry standards; (ii) contractual requirements for security controls, breach notification, and incident response protocols; (iii) ongoing monitoring and periodic security assessments throughout the vendor relationship; and (iv) escalation procedures for identified risks or incidents. Third-party cybersecurity risks are monitored continuously and integrated into the Company's overall enterprise risk management framework, with oversight by the CISO.

In 2025, the Company’s board of directors established a Technology Committee of the board of directors to (i) oversee the Company’s technology strategy, (ii) review the development of impactful technology; (iii) review the Company’s current IT infrastructure and (iv) support the Audit Committee, the board of directors and management in its oversight of the Company’s cybersecurity strategy.

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

The Company’s CISO reports directly to the CIO, who in turn reports to the principal executive officer (“CEO”). The CISO has over 20 years of experience in IT and cybersecurity. Under the direction of the CISO, the Company’s cybersecurity department continuously analyzes cybersecurity and resiliency risks to our business, considers industry trends and implements preventive and detective controls, as appropriate, to mitigate these risks. The cybersecurity team consists of cybersecurity professionals holding multiple certifications such as CISSP (Certified Information Systems Security Professional), CEH (Certified Ethical Hacker), GSOM (GIAC Security Operations Manager), CISM (Certified Information Security Manager), CISA (Certified Information Systems Auditor), among others. The cybersecurity team’s analysis drives the Company’s short- and long-term cybersecurity strategies, which are executed through a collaborative effort within the IT department and are communicated to the Audit Committee and the board of directors regularly.

Item 2. Properties

We have a broad network of distribution and manufacturing facilities in 43 states throughout the U.S. Based on available 2025 U.S. Census data, we have operations in 48 of the top 50 and 94 of the top 100 U.S. CBSAs, as ranked by single family housing permits in 2025.

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

We own approximately 190 actively operating facilities, and contractually lease 395 actively operating facilities. These leases typically have an initial lease term of five to 15 years and most provide options to renew for specified periods of time. A majority of our leases provide for fixed annual rentals. Certain of our leases include provisions for escalating rent, as an example, based on changes in the consumer price index. Most of the leases require us to pay taxes, insurance and common area maintenance expenses associated with the properties. As described in Note 9 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K, 110 of our leased facilities are subject to a sales-lease back transaction that is accounted for in our financial statements as owned assets with offsetting financing obligations.

In addition, we operate a fleet of approximately 19,300 rolling stock units which includes trucks, forklifts, and trailers used to deliver products from our distribution and manufacturing centers to our customers’ job sites. Through our emphasis on local market flexibility and strategically placed locations, we minimize shipping and freight costs while maintaining a high degree of local market expertise. Through knowledge of local homebuilder needs, customer coordination and rapid restocking ability, we reduce working capital requirements and guard against out-of-stock products. We believe that this reliability is highly valued by our customers and reinforces customer relationships.

Item 3. Legal Proceedings

The Company has a number of known and threatened construction defect legal claims. While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the nature of the claims is complex. Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In addition, we are involved in various other claims and lawsuits incidental to the conduct of our business in the ordinary course. We carry insurance coverage in such amounts in excess of our self-insured retention as we believe to be reasonable under the circumstances, and that may or may not cover any or all of our liabilities in respect of such claims and lawsuits. Although the ultimate disposition of these other proceedings cannot be predicted with certainty, management believes the outcome of any such claims that are pending or threatened, either individually or on a combined basis, will not have a material adverse effect on our consolidated financial position, cash flows or results of operations. However, there can be no assurances that future adverse judgments and costs would not be material to our results of operations or liquidity for a particular period.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is dual listed and traded on the NYSE and NYSE Texas under the symbol “BLDR”. The approximate number of stockholders of record of our common stock as of February 11, 2026, was 62.

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

The graph compares Builders FirstSource, Inc.’s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 600 Building Products index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020, to December 31, 2025.

	12/20	12/21	12/22	12/23	12/24	12/25
Builders FirstSource, Inc.	100.00	210.02	158.98	409.07	350.23	252.12
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 600 Building Products	100.00	124.83	104.38	157.63	177.70	194.02

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The information regarding securities authorized for issuance under equity compensation plans appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 14, 2026, under the caption “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Company Stock Repurchases

The following table provides information with respect to our purchases of Builders FirstSource, Inc. common stock during the fourth quarter of fiscal year 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(1)
October 1, 2025 — October 31, 2025	17,699	$121.92	—	$500,000,000
November 1, 2025 — November 30, 2025	—	—	—	500,000,000
December 1, 2025 — December 31, 2025	—	—	—	500,000,000
Total	17,699	$121.92	—	$500,000,000
(1)
On April 30, 2025, the Company announced the board of directors’ termination of the prior share repurchase authorization and approval of a new share repurchase authorization of up to $500.0 million of the Company’s outstanding shares of common stock.

In the fourth quarter of 2025, the Company did not repurchase or retire any shares pursuant to share repurchase plans authorized by our board of directors. The 17,699 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

OVERVIEW

We are a leading provider of building materials for professional builders in new residential construction and repair and remodeling. We deliver integrated homebuilding solutions by manufacturing, supplying, and installing a full range of structural and related building products. The Company operates approximately 585 locations in 43 states across the U.S. Given the span and depth of our geographical reach, our locations are organized into three geographical divisions (East, Central, and West), which are also our operating segments. All of our segments have similar customers, products and services, and distribution methods. Due to the similar economic characteristics, categories of products, distribution methods and customers, our operating segments are aggregated into one reportable segment.

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

We group our building products into four product categories:

•
Manufactured Products. Manufactured products consist of wood floor and roof trusses, wall panels, engineered wood, our Ready-Frame® framing system, and manufactured and modular homes.
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

Our operating results are dependent on the following trends, strategies, events and uncertainties, some of which are beyond our control:

•
Homebuilding Industry and Market Competition. Our business is driven primarily by the residential new construction market and the residential repair and remodel market, which are in turn dependent upon a number of factors, including demographic trends, interest rates, consumer confidence, employment rates, housing affordability, household formation, land development costs, the availability of skilled construction labor, rising inflationary pressures, mortgage markets and the health of the economy. Many factors have impacted and may continue to impact our sales and gross margins, including continued consolidation within the building products supply industry, increased competition for homebuilder business, supply chain constraints and cyclical fluctuations in commodity prices. Moreover, our industry remains highly fragmented and competitive, and we will continue to face significant competition from local and regional suppliers. As various current market dynamics, including inflationary pressures, mortgage rates and housing affordability shift, a composite of industry forecasters, including the National Association of Home Builders, John Burns Research and Consulting, and Zonda Homes (collectively, the “Industry Forecast Composite”) expect to see housing demand decrease in the near-term. Despite recent tempered market conditions, we believe the housing industry remains underbuilt and that there are several meaningful trends that indicate U.S. housing demand will continue to be strong over the long-term, including the aging of housing stock and normal population growth due to immigration and birthrate exceeding death rate.

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
•
Multi-family and Light Commercial Business. Our primary focus has been on single-family residential new construction and the repair and remodel end market. However, through recent acquisitions completed over the past five years, we have expanded our operational footprint in the multi-family market, predominantly five-story and smaller, wood construction, and the light commercial market, growing our value-added components and millwork product offerings in this end market. We will continue to identify opportunities for profitable growth in these areas.
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
•
Use of Prefabricated Components. Homebuilders are increasingly using prefabricated components in order to realize increased efficiency, overcome skilled construction labor shortages and improve quality. Shortening construction cycle times is a critical priority for homebuilders during periods of strong consumer demand. As the availability of skilled construction labor remains limited, we continue to see the demand for prefabricated components increasing within the residential new construction market.
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

RECENT DEVELOPMENTS

Business Combinations

During 2025, we completed a number of acquisitions for a combined $1.1 billion purchase price, net of cash acquired, including the acquisitions of (i) Alpine Lumber Company (“Alpine Lumber”), (ii) O.C. Cluss Lumber Company (“O.C. Cluss”), (iii) Truckee Tahoe Lumber (“Truckee Tahoe”), (iv) St. George Truss Co. (“St. George Truss”), (v) Stately Las Vegas Holdings, LLC (“Stately Las Vegas”), (vi) Rystin Construction, Inc (“Rystin”), (vii) Lengefeld Lumber Co., LP (“Lengefeld Lumber”), and (viii) Pleasant Valley Homes, Inc (“Pleasant Valley”).

On January 2, 2026, we completed the acquisition of Premium Building Components (“Premium Building”). Premium Building provides truss and wall panel products, serving customers in eastern New York.

These acquisitions further expand our market footprint and provide additional operations in our value-added product categories and are further described in Notes 3 and 15 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Company Shares Repurchases

On April 30, 2025, the Company’s board of directors authorized a new repurchase plan of up to $500.0 million of the Company’s outstanding shares of common stock. The new repurchase plan replaced the Company’s prior $1.0 billion share repurchase authorization announced in August 2024, which had approximately $100.0 million remaining under its authorization.

Under share repurchase programs authorized by the board of directors since August 2021, the Company has repurchased a total of 99.3 million shares of common stock, or 48.1% of the Company’s total shares outstanding, at an average price of $80.90, inclusive of fees and taxes, including 3.4 million shares of common stock at an average price of $118.65, inclusive of fees and taxes, in 2025. As of December 31, 2025, the Company had $500.0 million authorization remaining under its current share repurchase program.

Debt Transactions

On May 8, 2025, the Company completed a private offering of $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due 2035 (“6.75% 2035 notes”), at an issue price equal to 100% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the Revolving Facility.

On May 20, 2025, the Company amended the Revolving Facility to increase the existing revolving commitments of $1.8 billion with new revolving commitments of $2.2 billion and to extend the maturity date to May 20, 2030.

These transactions are described further in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. From time to time, based on market conditions and other factors and subject to compliance with applicable laws and regulations, the Company may repurchase or call our notes, repay debt, repurchase shares of our common stock or otherwise enter into transactions with respect to its capital structure.

Market Information

Our common stock is dual listed on the New York Stock Exchange and the NYSE Texas under the trading symbol “BLDR”. The listing and trading of the common stock on the NYSE Texas commenced on August 12, 2025.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Full year 2025 housing starts have not been published by the U.S. Census Bureau as of the date of this annual report on Form 10-K. The Industry Forecast Composite is forecasting 1.3 million U.S. total housing starts and 925 thousand U.S. single-family housing starts for the year ended December 31, 2025, which are decreases of 3.7% and 8.7%, respectively, compared to the year ended December 31, 2024. For the year ended December 31, 2026, the Industry Forecast Composite is forecasting U.S. total housing starts and U.S. single-family housing starts to remain relatively flat compared to 2025. In addition, in its September 2025 semi-annual forecast, the Home Improvement Research Institute forecasted sales in the professional repair and remodel end market to increase 2.9% in 2026 compared to 2025.

We believe the housing industry’s long-term outlook is positive and that it remains underbuilt due to growth in the underlying demographics compared to historical new construction levels. However, macroeconomic uncertainty, including fluctuations in interest rates, stock market volatility, impact of changes in tariffs and inflation, may continue to pressure near-term housing industry demand as homes are less affordable for consumers, investors and builders. We believe we are well-positioned to grow and capture market share as industry conditions improve in the long term. We will continue to focus on working capital by closely monitoring the credit exposure of our customers, maintaining the right level of inventory and by working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business.

RESULTS OF OPERATIONS

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024, is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found under Item 7 of Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 20, 2025.

2025 Compared with 2024

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items for the years ended December 31:

	2025	2024
Net sales	100.0%	100.0%
Cost of sales	69.6%	67.2%
Gross margin	30.4%	32.8%
Selling, general and administrative expenses	25.2%	23.1%
Income from operations	5.2%	9.7%
Interest expense, net	1.8%	1.3%
Income tax expense	0.5%	1.9%
Net income	2.9%	6.5%

Net Sales. Net sales for the year ended December 31, 2025, were $15.2 billion, a 7.4% decrease from net sales of $16.4 billion for 2024. Core organic sales decreased net sales by 10.3%, primarily due to a below-normal starts environment, while commodity price deflation and one fewer selling day decreased net sales by another 1.3% and 0.4%, respectively. These decreases were partially offset by an increase in net sales from acquisitions of 4.6%.

The following table shows net sales classified by major product category for the years ended December 31:

	2025		2024
($ amounts in millions)	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$3,410.5	22.4%	$3,985.8	24.3%	(14.4)%
Windows, doors and millwork (1)	3,836.2	25.3%	4,238.1	25.8%	(9.5)%
Specialty building products and services	4,068.0	26.8%	3,907.5	23.9%	4.1%
Lumber and lumber sheet goods	3,875.9	25.5%	4,269.1	26.0%	(9.2)%
Total net sales	$15,190.6	100.0%	$16,400.5	100.0%	(7.4)%

(1) Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to decreased single-family housing starts and decreased multi-family activity, partially offset by an increase in net sales from acquisitions. Our windows, doors, and millwork net sales declined primarily due to decreased single-family housing starts. Our lumber and lumber sheet goods category decreased primarily due to lower single-family housing starts and commodity price deflation, partially offset by an increase in net sales from acquisitions. For the comparable period, specialty building products and services increased primarily due to an increase in net sales from acquisitions.

Gross Margin. Gross margin decreased $0.8 billion to $4.6 billion due to decreased net sales. Our gross margin percentage decreased to 30.4% in 2025 from 32.8% in 2024, a 2.4% decrease. This decrease was primarily driven by a below-normal starts environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $41.7 million, or 1.1%. This increase in expense was primarily due to additional operating expenses from locations acquired within the last twelve months and our ongoing ERP system implementation, partially offset by lower variable compensation due to decreased net sales and the absence of prior year asset write-offs.

As a percentage of net sales, selling, general and administrative expenses increased to 25.2% from 23.1% in 2024. This increase was primarily attributable to reduced operating leverage during the period.

Interest Expense, Net. Interest expense, net was $273.9 million in 2025, an increase of $66.2 million from 2024. Interest expense increased primarily due to higher average debt balances.

Income Tax Expense. We recorded income tax expense of $77.2 million during the year ended December 31, 2025, compared to income tax expense of $309.6 million during the year ended December 31, 2024, a decrease of $232.4 million, driven by a decrease in income before income taxes in the current period. Our effective tax rate was 15.1% in 2025, a decrease compared to the 22.3% in 2024, primarily related to the benefit of income tax credits, impact of state income taxes and discrete tax adjustments, partially offset by permanent differences, relative to a decreased income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at December 31, 2025, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
	(in millions)
Accounts receivable availability (1)	$686.2	$773.4
Inventory availability	804.2	891.7
Gross availability	1,490.4	1,665.1
Less:
Agent reserves	(42.6)	(39.3)
Plus:
Cash in qualified accounts	159.1	88.5
Borrowing base	1,606.9	1,714.3
Aggregate revolving commitments	2,200.0	1,800.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,606.9	1,714.3
Less:
Outstanding borrowings	—	—
Letters of credit	(79.6)	(83.3)
Net excess borrowing availability on revolving facility	$1,527.3	$1,631.0

(1) The prior year amounts have been conformed to current year presentation. There is no impact on gross availability or net excess borrowing availability on the Revolving Facility as previously reported.

As of December 31, 2025, we had no outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.5 billion after being reduced by outstanding letters of credit of $0.1 billion. Excess availability must equal or exceed a minimum specified amount, currently $165.0 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at December 31, 2025.

Liquidity

Our liquidity at December 31, 2025, was $1.7 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

Consolidated Cash Flows

A discussion regarding our consolidated cash flows for the year ended December 31, 2025, compared to the year ended December 31, 2024, is presented below. A discussion regarding our consolidated cash flows for the year ended December 31, 2024, compared to the year ended December 31, 2023, can be found under Item 7 of Part II of our annual report on Form 10-K filed with the SEC on February 20, 2025.

2025 Compared with 2024

Cash provided by operating activities was $1.2 billion in 2025 compared to cash provided by operating activities of $1.9 billion in 2024. The decrease in cash provided by operating activities was largely the result of a decrease in net income in 2025 of $0.6 billion.

For the year ended December 31, 2025, cash used in investing activities increased $0.8 billion compared to the prior year ended December 31, 2024, primarily due to using an additional $0.8 billion of cash for acquisitions.

Cash provided by financing activities was $0.3 billion in 2025 which consisted primarily of a net $0.7 billion received for the issuance of the 6.75% 2035 notes, offset by $0.4 billion for repurchases of common stock. Cash used in financing activities was $1.1 billion for 2024 which consisted primarily of $1.5 billion for repurchases of common stock and $0.5 billion net payments on the Revolving Facility, offset by a net $1.0 billion received for the issuance of the 6.375% senior unsecured notes due 2034 (“6.375% 2034 notes”).

These debt transactions are described in Note 8 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Capital Expenditures

Capital expenditures vary depending on prevailing business factors, including current and anticipated market conditions. Historically, capital expenditures have, for the most part, remained at relatively low levels in comparison to the operating cash flows generated during the corresponding periods. We expect our 2026 capital expenditures to be in the range of $250 million to $300 million primarily related to rolling stock, equipment and facility expansion and improvements to support our operations.

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

Goodwill

Goodwill represents the excess of the amount we paid to acquire businesses over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2025, our goodwill balance was $4.1 billion, representing 36.8% of our total assets.

We test goodwill for impairment in the fourth quarter of each year or at any other time when impairment indicators exist. Examples of such indicators that could cause us to test goodwill for impairment between annual tests include a significant change in the business climate, unexpected competition, or a significant deterioration in market share. We may also consider market capitalization relative to our net assets. Housing starts are a significant sales driver for us. If there is a significant decline or an expected decline in housing starts, this could adversely affect our expectations for a reporting unit and the value of that reporting unit.

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

We assessed our goodwill balance at December 31, 2025, using a quantitative assessment. In performing the quantitative impairment test at December 31, 2025, we developed the fair value using a discounted cash flow methodology. Inherent in such fair value determinations are significant assumptions relating to future cash flows, expected future revenues, expected future profitability, the discount rate, the terminal value, and our interpretation of current economic indicators and market conditions and their impact on our strategic plans and operations. Due to the uncertainties associated with such estimates, interpretations and assumptions, actual results could differ from projected results, which could result in impairment of goodwill being recorded.

Significant information and assumptions utilized in estimating future cash flows for quantitative goodwill impairment analyses include projections of revenue growth utilizing publicly available industry information, such as lumber commodity prices and housing start forecasts developed by the Industry Forecast Composite. Expected future profitability reflects current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based on terminal value EBITDA multiples to reflect the relevant expected acquisition prices. The discount rate used is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows.

At December 31, 2025, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and/or significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2025, 2024 or 2023.

RECENTLY ISSUED ACCOUNTING STANDARDS

Information regarding recent accounting pronouncements is discussed in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Borrowings under the Revolving Facility bear interest at either a base rate or Secured Overnight Financing Rate (“SOFR”), plus, in each case, an applicable margin. We did not have any outstanding borrowings on the Revolving Facility as of December 31, 2025. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Each of our 4.25% senior unsecured notes due 2032 (“4.25% 2032 notes,”), 6.375% 2034 notes, 6.75% 2035 notes, 6.375% senior unsecured notes due 2032 (“6.375% 2032 notes”), and 5.00% unsecured senior notes due 2030 (“5.00% 2030 notes”), bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Builders FirstSource, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Builders FirstSource, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Distribution Sales

As described in Note 2 to the consolidated financial statements, the Company recognized consolidated net sales of $15.2 billion for the year ended December 31, 2025, a majority of which pertains to distribution sales. Revenue is recognized as performance obligations are satisfied by transferring control of a promised good or service to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Distribution sales typically consist of the sale of building products the Company manufactures and the resale of purchased building products. The Company recognizes revenue related to distribution sales at a point in time upon delivery of the ordered goods to their customers. Payment terms related to distribution sales are not significant as payment is generally received shortly after the point of sale.

The principal consideration for our determination that performing procedures relating to revenue recognition for distribution sales is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s distribution sales.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing, on a sample basis, revenue recognized by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and cash receipts or third party confirmations and (ii) testing, on a sample basis, outstanding accounts receivable balances as of December 31, 2025 by obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery or services performed, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 17, 2026

We have served as the Company’s auditor since 1999

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net sales	$15,190,638	$16,400,492	$17,097,330
Cost of sales	10,574,861	11,017,448	11,084,996
Gross margin	4,615,777	5,383,044	6,012,334
Selling, general and administrative expenses	3,829,501	3,787,795	3,836,015
Income from operations	786,276	1,595,249	2,176,319
Interest expense, net	273,894	207,724	192,115
Income before income taxes	512,382	1,387,525	1,984,204
Income tax expense	77,183	309,627	443,649
Net income	$435,199	$1,077,898	$1,540,555

Net income per share:
Basic	$3.91	$9.13	$12.06
Diluted	$3.89	$9.06	$11.94
Weighted average common shares:
Basic	111,421	118,038	127,777
Diluted	111,822	118,980	128,998

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$181,753	$153,624
Accounts receivable, less allowances of $42,511 and $41,233, respectively	1,061,011	1,163,147
Other receivables	330,013	344,342
Inventories, net	1,094,684	1,212,375
Contract assets	133,011	151,095
Other current assets	126,811	116,656
Total current assets	2,927,283	3,141,239
Property, plant and equipment, net	2,204,184	1,961,731
Operating lease right-of-use assets, net	622,188	594,301
Goodwill	4,137,377	3,678,504
Intangible assets, net	1,183,793	1,103,634
Deferred income taxes	23,000	—
Other assets, net	139,705	103,677
Total assets	$11,237,530	$10,583,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714,710	$868,054
Accrued liabilities	566,325	634,045
Contract liabilities	168,440	168,208
Current portion of operating lease liabilities	111,132	103,499
Current maturities of long-term debt	14,334	3,470
Total current liabilities	1,574,941	1,777,276
Noncurrent portion of operating lease liabilities	547,772	525,213
Long-term debt, net of current maturities, discounts and issuance costs	4,427,033	3,700,643
Deferred income taxes	177,975	148,167
Other long-term liabilities	157,558	135,317
Total liabilities	6,885,279	6,286,616
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 110,585 and 113,578 shares issued and outstanding, respectively	1,106	1,136
Additional paid-in capital	4,197,279	4,271,269
Retained earnings	153,866	24,065
Total stockholders’ equity	4,352,251	4,296,470
Total liabilities and stockholders’ equity	$11,237,530	$10,583,086

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$435,199	$1,077,898	$1,540,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591,432	561,929	558,275
Deferred income taxes	6,808	(19,033)	(102,461)
Stock-based compensation expense	53,512	63,111	48,522
Other non-cash adjustments	2,992	22,563	(1,659)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	182,499	259,616	(24,129)
Inventories	198,519	51,475	231,457
Contract assets	18,130	15,036	18,023
Other current assets	(9,314)	(2,828)	10,941
Other assets and liabilities	(3,724)	(54,429)	(5,311)
Accounts payable	(167,179)	(28,600)	75,750
Accrued liabilities	(85,954)	(78,350)	(9,704)
Contract liabilities	(7,034)	4,304	(33,387)
Net cash provided by operating activities	1,215,886	1,872,692	2,306,872
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(1,123,328)	(336,458)	(238,673)
Purchases of property, plant and equipment	(362,602)	(380,569)	(476,335)
Proceeds from sale of property, plant and equipment	20,750	13,994	46,715
Cash used for equity investments	(1,994)	(7,686)	—
Net cash used in investing activities	(1,467,174)	(710,719)	(668,293)
Cash flows from financing activities:
Borrowings under revolving credit facility	4,058,000	954,000	5,128,000
Repayments under revolving credit facility	(4,058,000)	(1,418,000)	(4,928,000)
Proceeds from long-term debt and other loans	750,000	1,000,000	—
Repayments of long-term debt and other loans	(2,847)	(3,397)	(4,221)
Payments of loan costs	(19,861)	(12,829)	(1,897)
Payment of acquisition-related deferred and contingent consideration	(4,594)	(14,364)	—
Tax withholdings on and exercises of equity awards	(29,323)	(62,784)	(35,233)
Repurchase of common stock	(413,958)	(1,517,131)	(1,811,517)
Net cash provided by (used in) financing activities	279,417	(1,074,505)	(1,652,868)
Net change in cash and cash equivalents	28,129	87,468	(14,289)
Cash and cash equivalents at beginning of period	153,624	66,156	80,445
Cash and cash equivalents at end of period	$181,753	$153,624	$66,156

Supplemental disclosures of cash flow information:
Cash paid for interest	$260,515	$188,453	$186,497
Supplemental disclosures of non-cash activities:
Accrued purchases of property, plant and equipment	$4,842	$14,491	$9,322
Right-of-use assets obtained in exchange for operating lease obligations	118,343	175,418	104,512
Amounts accrued related to repurchases of common stock	3,538	13,929	16,988
Accrued consideration for acquisitions	14,079	8,974	13,797

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2022	138,864	$1,389	$4,257,667	$703,510	$4,962,566
Vesting of restricted stock units	1,074	11	(11)	—	—
Stock-based compensation expense	—	—	48,522	—	48,522
Repurchase of common stock (1)	(17,753)	(178)	—	(1,783,881)	(1,784,059)
Exercise of stock options	73	1	658	—	659
Shares withheld for restricted stock units vested	(401)	(4)	(35,888)	—	(35,892)
Net income	—	—	—	1,540,555	1,540,555
Balance at December 31, 2023	121,857	1,219	4,270,948	460,184	4,732,351
Vesting of restricted stock units	901	9	(9)	—	—
Stock-based compensation expense	—	—	63,111	—	63,111
Repurchase of common stock (2)	(8,868)	(89)	—	(1,514,017)	(1,514,106)
Exercise of stock options	32	—	286	—	286
Shares withheld for restricted stock units vested	(344)	(3)	(63,067)	—	(63,070)
Net income	—	—	—	1,077,898	1,077,898
Balance at December 31, 2024	113,578	1,136	4,271,269	24,065	4,296,470
Vesting of restricted stock units	609	7	(7)	—	—
Stock-based compensation expense	—	—	53,512	—	53,512
Repurchase of common stock (3)(4)	(3,402)	(34)	(98,174)	(305,398)	(403,606)
Exercise of stock options	18	—	202	—	202
Shares withheld for restricted stock units vested	(218)	(3)	(29,523)	—	(29,526)
Net income	—	—	—	435,199	435,199
Balance at December 31, 2025	110,585	$1,106	$4,197,279	$153,866	$4,352,251

(1)
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
(3)
During the year ended December 31, 2025, we repurchased and retired 3.4 million shares of our common stock at an average price of $118.65 per share, for $0.4 billion, inclusive of fees and taxes, pursuant to the repurchase programs authorized by our board of directors in February 2024 and August 2024.
(4)
Amounts paid in excess of par are allocated to additional paid-in capital during periods in which retained earnings is depleted.

The accompanying notes are an integral part of these consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of the Business

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The company operates approximately 585 locations in 43 states across the U.S.

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

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are recorded as other assets, net in the accompanying consolidated balance sheets and are not significant to the Company.

Reclassifications

Certain prior periods’ amounts have been reclassified to conform to the current year presentation, including refining the composition of our product categories, and amounts presented as amortization of debt discount, premium and issuance costs, loss on extinguishments of debt, credit loss expense (benefit), non-cash net loss (gain) on assets, and receivables. Prior period amounts related to product categories as disclosed in this Note 2 under Revenue Recognition have been reclassified to conform to the current year presentation.

The prior period amounts related to amortization of debt discount, premium and issuance costs, loss on extinguishments of debt, and non-cash net loss (gain) on assets have been combined with other non-cash adjustments, while credit loss expense (benefit) has been combined with receivables on the face of the consolidated statements of cash flows, to conform to the current year presentation. Reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity, financing cash flows, or total cash flows as previously reported.

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

Due to these similarities, along with the similar economic profitability achieved across all our operating segments, we aggregate our three operating segments into one reportable segment in accordance with GAAP. Centralized financial and operational oversight, including resource allocation and assessment of performance, is performed by our CEO, whom we have determined to be our chief operating decision maker (“CODM”).

Business Combinations

When they meet the requirements under ASC 805, Business Combinations, merger and acquisition transactions are accounted for using the acquisition method, and accordingly, the results of operations of the acquiree are included in the Company’s consolidated financial statements from the acquisition date. The consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date, with any excess recorded as goodwill. Transaction-related costs are expensed in the period the costs are incurred. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill.

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

The following table disaggregates our net sales by product category for the years ended December 31:

	2025	2024	2023
	(in thousands)
Manufactured products	$3,410,492	$3,985,803	$4,409,809
Windows, doors and millwork	3,836,204	4,238,123	4,331,439
Specialty building products and services	4,068,074	3,907,438	4,079,850
Lumber and lumber sheet goods	3,875,868	4,269,128	4,276,232
Total net sales	$15,190,638	$16,400,492	$17,097,330

As our product alignment continues to be refined, we have reclassified prior periods’ net sales by product category to conform to the current period presentation. The impact to each of the prior periods’ net sales for manufactured products, windows, doors and millwork, specialty building products and services, and lumber and lumber sheet goods was 1.4%, 0.3%, -3.5%, and 1.8% for 2024 and -5.6%, 0.5%, 2.2%, and 3.6% for 2023, respectively.

Net sales from installation and construction services represents less than 10% of the Company’s net sales for each period presented.

Through December 31, 2025, 2024 and 2023, we recognized as revenue substantially all of the contract liabilities balance at December 31, 2024, 2023 and 2022, respectively.

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

Our customer mix is a balance of large national homebuilders, regional homebuilders, local and custom homebuilders and repair and remodeling contractors as well as multi-family builders. For the year ended December 31, 2025, our top 10 customers accounted for 14% of our net sales, with our largest customer accounting for 4% of net sales.

The allowance for credit losses is based on management’s assessment of the amount which may become uncollectible in the future and is estimated using specific review of problem accounts, overall portfolio quality, current and forecasted economic conditions that may affect the customer’s ability to pay, and historical experience. Accounts receivable are written off when deemed uncollectible.

We also establish reserves for credit memos and customer returns. The reserve balance was $13.9 million and $14.4 million at December 31, 2025, and 2024, respectively. The activity in this reserve was not material for each year presented.

The following table shows the changes in our allowance for credit losses:

	2025	2024	2023
	(in thousands)
Balance at January 1,	$26,834	$27,691	$50,383
Net additions (reversals) to provision	12,487	10,419	(11,488)
Write-offs, net of recoveries	(10,673)	(11,276)	(11,204)
Balance at December 31,	$28,648	$26,834	$27,691

Other Receivables

Other receivables consist primarily of $152.2 million and $155.8 million of vendor rebates receivables at December 31, 2025, and 2024, respectively, and income tax receivables.

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

Our arrangements with vendors provide for rebates of a specified amount of consideration, payable at defined intervals, generally related to a stipulated level of purchases. We account for estimated rebates as a reduction of the prices of the vendor’s inventory until the product is sold, at which time such rebates reduce cost of sales in the accompanying consolidated statements of operations. Throughout the year, we estimate the amount of the rebates based upon the expected level of purchases. We continually evaluate and revise these estimates, as necessary, based on actual purchase levels.

We source products from a large number of suppliers. Materials purchased from our largest single supplier represented 8% of our total materials purchased in 2025.

Shipping and Handling Costs

Handling costs incurred in manufacturing activities are included in cost of sales. All other shipping and handling costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $616.0 million, $654.0 million and $656.0 million in 2025, 2024 and 2023, respectively.

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

Debt Issuance Costs and Debt Discount/Premium

Loan costs are capitalized upon the issuance of long-term debt and amortized over the life of the related debt. Debt issuance costs associated with term debt are presented as a reduction to long-term debt. Debt issuance costs associated with revolving debt arrangements are presented as a component of other assets, net. Debt issuance costs incurred in connection with revolving debt arrangements are amortized using the straight-line method. Debt issuance costs, discounts and premiums incurred in connection with term debt are amortized over the life of the related debt using the effective interest method. Amortization of debt issuance costs, discounts and premiums are included in interest expense. Upon changes to our debt structure, we evaluate debt issuance costs, discounts and premiums in accordance with the Debt topic of the Codification. We adjust debt issuance costs, discounts and premiums as necessary based on the results of this evaluation, as discussed in Note 8.

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

Major additions and improvements are capitalized, while maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains or losses from dispositions of property, plant and equipment are recorded in the period incurred. We also capitalize certain costs of computer software developed or obtained for internal use, including interest, provided that those costs are not research and development, and certain other criteria are met. Internal use computer software costs are included in information technology, furniture and fixtures, and depreciated using the straight-line method over the estimated useful lives of the assets, generally three years.

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, the Company amortizes the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. As of December 31, 2025, and 2024, we had capitalized costs, net of amortization, of $21.8 million and $9.3 million, respectively, included in other current assets, and $80.6 million and $52.7 million, respectively, included in other assets, net. Amortization expense for these costs was $9.7 million, $1.3 million, and $1.4 million for the years ended December 31, 2025, 2024, and 2023 respectively, and is included in Selling, general and administrative expenses within the consolidated statements of operations.

Leases

We lease certain land, buildings, rolling stock and other types of equipment for use in our operations. These leases typically have initial terms ranging from five to 15 years. Many of our leases contain renewal options which are exercisable at our discretion. These renewal options generally have terms ranging from one to five years.

Under the Leases topic of the Codification, lessees are required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

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

We have certain lease agreements that are subject to changes based on the Consumer Price Index or another referenced index. In the event of changes to the relevant index, lease liabilities are not remeasured, and incremental costs are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred.

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

Insurance

We have established insurance programs to cover certain insurable risks consisting primarily of physical loss to property, business interruptions resulting from such loss, workers’ compensation, employee healthcare, and comprehensive general and auto liability. Third-party insurance coverage is obtained for exposures above predetermined deductibles as well as for those risks required to be insured by law or contract. On a quarterly basis, we engage an external actuarial professional to independently assess and estimate the total liability outstanding. Provisions for losses are developed from these valuations which rely upon our past claims experience, which considers both the frequency and settlement of claims. The legal costs associated with these claims are included in these developed provisions. We discount our workers’ compensation, general liability, and auto liability insurance reserves based upon estimated future payment streams at our risk-free rate. Our total insurance reserve balances were $216.6 million and $206.3 million as of December 31, 2025, and 2024, respectively. Of these balances, $121.4 million and $103.4 million were recorded as other long-term liabilities as of December 31, 2025, and 2024, respectively. Included in these reserve balances as of December 31, 2025, and 2024, were $25.9 million and $17.1 million, respectively, of claims that exceeded stop-loss limits and are expected to be recovered under insurance policies which are also recorded as other receivables and other assets, net in the accompanying consolidated balance sheets.

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

The table below presents the calculation of basic and diluted EPS for the years ended December 31:

	Years Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Numerator:
Net income	$435,199	$1,077,898	$1,540,555

Denominator:
Weighted average shares outstanding, basic	111,421	118,038	127,777
Dilutive effect of options and RSUs	401	942	1,221
Weighted average shares outstanding, diluted	111,822	118,980	128,998

Net income per share:
Basic	$3.91	$9.13	$12.06
Diluted	$3.89	$9.06	$11.94

Antidilutive and contingent RSUs excluded from diluted EPS	283	147	3

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

Stock-based Compensation

Under our stock-based employee compensation plan, we issue new common stock upon exercises of stock options and vesting of restricted stock units (“RSU”). We recognize the effect of pre-vesting forfeitures in the period they actually occur. Our stock-based employee compensation plan is described more fully in Note 10.

The fair value of RSU awards which are subject to or contain market conditions is estimated on the date of grant using the Monte Carlo simulation model with the following weighted average assumptions for the years ended December 31:

	2025	2024	2023
Expected volatility (company)	44.3%	43.8%	46.5%
Expected volatility (peer group median)	31.5%	30.5%	32.1%
Correlation between the company and peer group median	0.5	0.5	0.5
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free rate	4.0%	4.5%	3.8%

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

As of December 31, 2025, and 2024, the Company does not have any material financial instruments which are measured at fair value on a recurring basis. We have elected to report the value of our 4.25% 2032 notes, 6.375% 2034 notes, 6.75% 2035 notes, 6.375% 2032 notes, 5.00% 2030 notes, and Revolving Facility at amortized cost. The fair values of the 4.25% 2032 notes, 6.375% 2034 notes, 6.75% 2035 notes, 6.375% 2032 notes, and 5.00% 2030 notes at December 31, 2025, were $1,236.6 million, $1,038.8 million, $785.6 million, $726.3 million, and $548.6 million, respectively, and were determined using Level 2 inputs based on market prices.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. Comprehensive income is equal to net income for the years ended December 31, 2025, 2024 and 2023.

Recently Issued Accounting Pronouncements

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

3. Business Combinations

During 2025, we completed a number of acquisitions for a combined $1.1 billion purchase price, net of cash acquired, including the acquisitions of (i) Alpine Lumber, (ii) O.C. Cluss, (iii) Truckee Tahoe, (iv) St. George Truss, (v) Stately Las Vegas, (vi) Rystin, (vii) Lengefeld Lumber, and (viii) Pleasant Valley.

Alpine Lumber was the largest independently operated supplier of building materials in Colorado and northern New Mexico. Alpine Lumber serves the Colorado Front Range, western Colorado and northern New Mexico, providing a broad product range which includes prefabricated trusses and wall panels, and millwork. O.C. Cluss is a supplier of lumber and building materials to southwestern Pennsylvania, western Maryland and northern West Virginia. Truckee Tahoe is a supplier of lumber and building materials in the northern California and northwestern Nevada markets. St. George Truss manufactures trusses, serving builders in southern Utah and southern Nevada. Stately Las Vegas and Rystin provide turnkey door and trim solutions to customers in the Las Vegas area. Lengefeld Lumber supplies lumber and building materials to builders in central Texas, while Pleasant Valley Homes is a wholesale manufacturer of factory-built housing, selling HUD-compliant manufactured homes and semi-custom modular homes to land lease community developers, retailers and home builders across ten northeastern states.

During 2024, we completed a number of acquisitions for a combined $345.4 million purchase price, net of cash acquired, including the acquisitions of (i) Quality Door & Millwork, Inc. (“Quality Door”), (ii) Hanson Truss Components, Inc. (“Hanson Truss”), (iii) RPM Wood Products, Inc. (“RPM”), (iv) Schoeneman Bros. Company (“Schoeneman”), (v) TRSMI, LLC (“TRSMI”), (vi) Western Truss & Components (“Western Truss”), (vii) CRi SoCal (“CRi”), (viii) Wyoming Millwork Co. (“Wyoming Millwork”), (ix) Sunrise Wood Designs, LLC (“Sunrise Wood Designs”), (x) Reno Truss, Inc. (“Reno Truss”), (xi) High Mountain Door and Trim, Inc. (“High Mountain”), (xii) Douglas Lumber, Kitchens and Home Center (“Douglas Lumber”), and (xiii) Kleet Lumber (“Kleet Lumber”).

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

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the years ended December 31, 2025, and 2024:

	Total Acquisitions
	2025	2024
	(in thousands)
Cash and cash equivalents	$2,821	$9,730
Accounts receivable	59,085	39,749
Other receivables	6,949	127
Inventories	80,828	35,585
Contract assets	47	454
Other current assets	841	426
Property, plant and equipment	197,248	55,385
Operating lease right-of-use assets	18,483	19,183
Finance lease right-of-use assets	446	—
Intangible assets	377,388	110,848
Other assets	297	134
Total assets	744,433	271,621

Accounts payable	17,162	8,842
Accrued liabilities	19,721	9,138
Contract liabilities	7,266	1,244
Operating lease liabilities	18,483	19,183
Finance lease liabilities	446	—
Total liabilities	63,078	38,407

Goodwill	458,873	121,948
Total purchase consideration	1,140,228	355,162
Accrued contingent consideration and purchase price adjustments	(14,079)	(8,974)
Less: cash acquired	(2,821)	(9,730)
Total cash consideration	$1,123,328	$336,458

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:

	2025	2024
	(in thousands)
Land and improvements	$493,338	$401,374
Buildings and improvements	961,946	834,773
Machinery and equipment	1,693,891	1,530,119
Information technology, furniture and fixtures	297,571	256,095
Construction in progress	201,544	141,864
Finance lease right-of-use assets	2,797	3,479
Property, plant and equipment	3,651,087	3,167,704
Less: accumulated depreciation	1,446,903	1,205,973
Property, plant and equipment, net	$2,204,184	$1,961,731

Depreciation expense was $294.2 million, $256.5 million and $222.6 million, of which $87.6 million, $78.7 million, and $63.5 million was included in cost of sales, for the years ended December 31, 2025, 2024 and 2023, respectively.

Included in property, plant and equipment are certain assets held under other finance obligations. These assets are recorded at the present value of the lease payments and include land, buildings and equipment. Amortization charges associated with assets held under other finance obligations are included in depreciation expense.

The following balances held under other finance obligations are included in the accompanying consolidated balance sheet as of December 31:

	2025	2024
	(in thousands)
Land and improvements	$103,693	$105,833
Buildings and improvements	111,980	115,020
Assets held under other finance obligations	215,673	220,853
Less: accumulated amortization	37,523	34,718
Assets held under other finance obligations, net	$178,150	$186,135

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2025, and 2024:

(in thousands)
Balance as of December 31, 2023 (1)	$3,556,556
Acquisitions	121,948
Balance as of December 31, 2024 (1)	$3,678,504
Acquisitions	458,873
Balance as of December 31, 2025 (1)	$4,137,377

(1) Goodwill is presented net of accumulated impairment losses of $44.6 million.

The change in the carrying amount of goodwill during 2025 is attributable to acquisitions. The amount allocated to goodwill is attributable to the assembled workforces acquired, expected synergies, and expected growth from the new markets which the Company has entered. The $458.9 million of goodwill recognized from the current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

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

In evaluating goodwill for impairment at December 31, 2025, we developed the fair value using a discounted cash flow methodology. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the expected future revenues and profitability.

Significant information and assumptions utilized in estimating future cash flows for quantitative goodwill impairment analyses include projections of revenue growth utilizing publicly available industry information, such as lumber commodity prices and housing start forecasts developed by the Industry Forecast Composite. Expected future profitability reflects current headcount levels and cost structure and are flexed in future years based upon historical trends at various revenue levels. Long-term growth was based on terminal value EBITDA multiples to reflect the relevant expected acquisition prices. The discount rate used is intended to reflect the weighted average cost of capital for a potential market participant and includes all risks of ownership and the associated risks of realizing the stream of projected future cash flows.

At December 31, 2025, the fair values of each of our reporting units were substantially in excess of their respective carrying amounts. Factors that could negatively impact the estimated fair value of our reporting units and potentially trigger impairment include, but are not limited to, unexpected competition, lower than expected housing starts, an increase in market participant weighted average cost of capital, increases in material or labor cost, and/or significant declines in our market capitalization. Future impairment of goodwill would have the effect of decreasing our earnings or increasing our losses in such period but would not impact our current outstanding debt obligations or compliance with covenants contained in the related debt agreements. We did not have any goodwill impairments in 2025, 2024 or 2023.

We recorded no goodwill impairment charges in 2025, 2024 or 2023.

6. Intangible Assets

The following table presents intangible assets as of December 31:

	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,583,516	$(1,474,467)	$2,216,578	$(1,198,125)
Developed technology	95,600	(46,503)	95,600	(35,887)
Trade names	74,950	(51,717)	64,500	(43,483)
Non-compete agreements	13,050	(10,636)	13,050	(8,599)
Total intangible assets	$2,767,116	$(1,583,323)	$2,389,728	$(1,286,094)

During the years ended December 31, 2025, 2024 and 2023, we recorded amortization expense in relation to the above-listed intangible assets of $297.2 million, $305.4 million and $335.7 million, respectively. We recorded no intangible asset impairment charges for those same years.

In connection with the current year acquisitions, we recorded intangible assets of $377.4 million, which includes $366.9 million of customer relationships and $10.5 million of trade names. The weighted average useful life of the current year acquired intangible assets is 10.3 years in total, 10.5 years for customer relationships and 3.3 years for trade names. The fair value of acquired customer relationships intangible assets was primarily estimated by applying the multiperiod excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2026	$278,057
2027	216,165
2028	162,008
2029	103,000
2030	83,280
Thereafter	341,283
Total future net intangible amortization expense	$1,183,793

7. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Accrued payroll and other employee related expenses	$241,870	$310,073
Self-insurance reserves	95,194	102,876
Accrued business and other taxes	68,071	72,944
Accrued interest	63,202	55,454
Accrued rebates payable	33,125	35,404
Accrued professional service fees	26,928	16,406
Other	37,935	40,888
Total accrued liabilities	$566,325	$634,045

8. Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2025	December 31, 2024
	(in thousands)
Revolving credit facility	$—	$—
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	1,000,000
6.75% 2035 notes	750,000	—
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	183,891	190,312
Finance lease obligations	1,155	1,078
	4,485,046	3,741,390
Unamortized debt discount/premium and debt issuance costs	(43,679)	(37,277)
	4,441,367	3,704,113
Less: current maturities of long-term debt	14,334	3,470
Long-term debt, net of current maturities, discounts and issuance costs	$4,427,033	$3,700,643

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

2025 Debt Transactions

Notes Offering Transaction

On May 8, 2025, the Company completed a private offering of $750.0 million in aggregate principal amount of 6.75% 2035 notes at an issue price equal to 100% of par value. The net proceeds from the offering were used to repay indebtedness outstanding under the Revolving Facility.

In connection with the issuance of the 6.75% 2035 notes, we incurred $11.1 million of various third-party fees and expenses. These costs have been recorded as a reduction to long-term debt and are being amortized over the contractual life of the 6.75% 2035 notes using the effective interest method.

Revolving Credit Facility Amendment

On May 20, 2025, the Company amended the Revolving Facility to, among other things, replace the existing revolving commitments of $1.8 billion with new revolving commitments of $2.2 billion, and to extend the maturity date to May 20, 2030.

In connection with this amendment, we expensed approximately $0.2 million of unamortized debt issuance costs related to an exiting lender to interest expense, and we incurred approximately $8.7 million of new debt issuance costs which, together with the previous unamortized debt issuance costs, have been deferred and will be amortized over the remaining contractual life.

Revolving Credit Facility

As of December 31, 2025, the Revolving Facility provides for a $2.2 billion revolving credit line to be used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use the Revolving Facility to facilitate debt repayment and consolidation. The available borrowing capacity, or borrowing base, is derived from a percentage of the Company’s eligible receivables and inventory, as defined by the agreement, subject to certain reserves. As of December 31, 2025, we had no outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.5 billion after being reduced by outstanding letters of credit of $79.6 million.

As of December 31, 2025, borrowings under the Revolving Facility bear interest, at our option, at either the SOFR or a base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.25% per annum in the case of term SOFR loans and 0.00% to 0.25% per annum in the case of base rate loans. A commitment fee, currently 0.20% per annum, is charged on the unused amount of the Revolving Facility based on quarterly average loan utilization. Letters of credit under the Revolving Facility are assessed at a rate equal to 1.00% or 1.25%, based on the average excess availability, as well as a fronting fee at a rate of 0.125% per annum. These fees are payable quarterly in arrears at the beginning of January, April, July, and October.

All obligations under the Revolving Facility are guaranteed jointly and severally by the Company and all other subsidiaries that guarantee our 5.00% 2030 notes, our 4.25% 2032 notes, our 6.375% 2032 notes, our 6.375% 2034 notes, and our 6.75% 2035 notes (such subsidiaries, the “Debt Guarantors”). All obligations and the guarantees of those obligations are secured by substantially all of the assets of the Company and the Debt Guarantors, subject to certain exceptions and permitted liens, including, with respect to the Revolving Facility, a first-priority security interest in such assets that constitute Revolving Collateral (as defined in the Revolving Facility) and a second-priority security interest in such assets that constitute Notes Collateral (as defined in the Revolving Facility).

The Revolving Facility contains negative covenants which, among other things, limit the Company’s ability to incur additional indebtedness, incur liens, engage in mergers or other fundamental changes, sell certain assets, pay dividends, make acquisitions or investments, prepay certain indebtedness, change the nature of our business, and engage in certain transactions with affiliates. In addition, the Revolving Facility also contains a financial covenant requiring the satisfaction of a minimum fixed charge coverage ratio of 1.00 to 1.00 if our excess availability falls below the greater of $165.0 million or 10% of the maximum borrowing amount, which was $160.7 million as of December 31, 2025.

Senior Unsecured Notes

The following table presents details of the components of our senior unsecured notes:

			December 31, 2025	December 31, 2024
Tranche	Interest payable	Principal Amount (in thousands)	Carrying Amount (in thousands)
4.25% notes due February 2032	Semi-annually	$300,000 and 1,000,000	$1,300,000	$1,300,000
6.375% notes due March 2034	Semi-annually	1,000,000	1,000,000	1,000,000
6.75% notes due May 2035	Semi-annually	750,000	750,000	—
6.375% notes due June 2032	Semi-annually	700,000	700,000	700,000
5.00% notes due March 2030	Semi-annually	550,000	550,000	550,000

The terms of the senior unsecured notes, subject to certain exceptions, are guaranteed, jointly and severally, on a senior unsecured basis, by the Debt Guarantors. Subject to certain exceptions, future subsidiaries that guarantee the Revolving Facility or certain other indebtedness will also guarantee the senior unsecured notes.

Each tranche of the senior unsecured notes constitutes a senior unsecured obligation of the Company and the Debt Guarantors, pari passu in right of payment with all of the existing and future senior indebtedness of the Company, including indebtedness under the Revolving Facility, and the senior unsecured notes. The senior unsecured notes are also (i) effectively subordinated to all existing and future secured indebtedness of the Company and the Debt Guarantors to the extent of the value of the assets securing such indebtedness, (ii) senior to all of the future subordinated indebtedness of the Company and the Debt Guarantors, and (iii) structurally subordinated to any existing and future indebtedness and other liabilities, including preferred stock, of the Company’s subsidiaries that do not guarantee the senior unsecured notes.

At any time on or after March 1, 2025, the Company may redeem the 5.00% 2030 notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control events, holders of the 5.00% 2030 notes may require it to repurchase all or part of their 5.00% 2030 notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

The Company may redeem the other tranches of senior unsecured notes within five years from the date of issuance of each such tranche of notes, in whole or in part, at a redemption price equal to 100% of the principal amount of each such tranche of notes plus the “applicable premium” set forth in the applicable indenture. After the five-year period from original issuance, the Company may redeem each such tranche of notes at the redemption prices set forth in the applicable indenture, plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain change of control triggering events, holders of each such tranche of notes may require it to repurchase all or part of their notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the repurchase date.

Each of the indentures relating to the senior unsecured notes contains negative covenants that limit the ability of the Company and its restricted subsidiaries to, among other things, incur additional debt or issue preferred stock, create liens, create restrictions on the Company’s subsidiaries’ ability to make payments to the Company, pay dividends and make other distributions in respect of the Company’s and its subsidiaries’ capital stock, make certain investments or certain other restricted payments, guarantee indebtedness, designate unrestricted subsidiaries, sell certain kinds of assets, enter into certain types of transactions with affiliates, and effect mergers and consolidations.

As of December 31, 2025, we were not in violation of any covenants or restrictions imposed by any of our debt agreements.

Future maturities of long-term debt as of December 31, 2025, were as follows:

(in thousands)
2026	$—
2027	—
2028	—
2029	—
2030	550,000
Thereafter	3,750,000
Total long-term debt	$4,300,000

9. Leases and Other Finance Obligations

Right-of-use assets and lease liabilities consisted of the following as of December 31:

	2025	2024
	(in thousands)
Assets
Operating lease right-of-use assets, net	$622,188	$594,301
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	1,437	1,318
Total right-of-use assets	$623,625	$595,619
Liabilities
Current
Current portion of operating lease liabilities	$111,132	$103,499
Current portion of finance lease liabilities (included in current maturities of long-term debt)	419	470
Noncurrent
Noncurrent portion of operating lease liabilities	547,772	525,213
Noncurrent portion of finance lease liabilities (included in long-term debt, net of current maturities)	736	608
Total lease liabilities	$660,059	$629,790

Total lease costs consisted of the following for the years ended December 31:

	2025	2024	2023
	(in thousands)
Operating lease costs (1)	$152,408	$143,878	$144,243
Finance lease costs:
Amortization of finance lease right-of-use assets	484	1,120	2,089
Interest on finance lease liabilities	57	95	201
Variable lease costs	39,740	34,781	34,408
Total lease costs	$192,689	$179,874	$180,941

(1) Includes short-term lease costs and sublease income which were not material for all periods presented.

Future maturities of lease liabilities as of December 31, 2025, were as follows:

	Finance Leases	Operating Leases
	(in thousands)
2026	$469	$145,809
2027	417	135,671
2028	240	123,762
2029	108	102,261
2030	12	72,863
Thereafter	—	224,979
Total lease payments	1,246	805,345
Less: amount representing interest	(91)	(146,441)
Present value of lease liabilities	1,155	658,904
Less: current portion	(419)	(111,132)
Long-term lease liabilities, net of current portion	$736	$547,772

Weighted average lease terms and discount rates as of December 31 were as follows:

	2025	2024
Weighted average remaining lease term (years)
Operating leases	6.7	7.0
Finance leases	2.9	3.0
Weighted average discount rate
Operating leases	5.9%	6.0%
Finance leases	5.5%	5.7%

The following table presents cash paid for amounts included in the measurement of lease liabilities for the years ended December 31:

	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145,036	$132,989	$127,562
Operating cash flows from finance leases	57	95	201
Financing cash flows from finance leases	524	1,182	2,214

Our lease agreements do not impose any significant restrictions or covenants on us. As of December 31, 2025, we do not have any material leases that have been signed but have not yet commenced and are not reflected on our consolidated balance sheet. Leases with related parties are not significant as of and for the years ended December 31, 2025, 2024 and 2023.

Other Finance Obligations

In addition to the operating and finance lease arrangements described above, the Company is party to 110 individual property lease agreements with a single lessor as of December 31, 2025. These lease agreements had initial terms ranging from nine to 15 years with renewal options in five-year increments providing for up to approximately 30-year total lease terms. A related agreement between the lessor and the Company gives the Company the right to acquire a limited number of the leased facilities at fair market value. These purchase rights represent a form of continuing involvement with these properties, which precluded sale-leaseback accounting. As a result, the Company treats all of the properties that it leases from this lessor as a financing arrangement.

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

As of December 31, 2025, other finance obligations consist of $183.9 million and cash payments made of $20.0 million for the year ended December 31, 2025. These other finance obligations are included on the consolidated balance sheets as part of long-term debt. The related assets are recorded as components of property, plant, and equipment on the consolidated balance sheets.

Future maturities for other finance obligations as of December 31, 2025, were as follows:

(in thousands)
2026	$13,915
2027	2,063
2028	2,239
2029	2,434
2030	2,625
Thereafter	160,615
Total	$183,891

10. Employee Stock-Based Compensation

2014 Incentive Plan

Under our 2014 Incentive Plan (“2014 Plan”), as amended, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, restricted stock shares, restricted stock units, other common stock-based awards and cash-based awards. As of December 31, 2025, the Company had reserved 15.1 million shares of common stock for the grant of awards under the 2014 Plan, subject to adjustment as provided by the 2014 Plan. All shares under the Plan may be made subject to options, stock appreciation rights (“SARs”), or stock-based awards. Stock options and SARs granted under the 2014 Plan may not have a term exceeding 10 years from the date of grant. The 2014 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2014 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2014 Plan shall be determined by our Compensation Committee (or the board of directors if so determined by the board of directors). Awards granted under the 2014 Plan generally vest ratably over a three to four-year period or cliff vest after a period of three to four years. As of December 31, 2025, 7.1 million shares were available for issuance under the 2014 Plan. If it is assumed that shares will be issued at the target vesting amount for outstanding RSUs with variable payout provisions, an additional 0.4 million shares would be included in the shares available for future issuance under the 2014 Plan.

Stock Options

The following table summarizes our stock option activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Years	Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at December 31, 2024	25	$11.17
Exercised	(18)	11.11
Forfeited	—	—
Outstanding at December 31, 2025	7	11.32	0.9	$641
Exercisable at December 31, 2025	7	$11.32	0.9	$641

The outstanding options at December 31, 2025, are options granted under the 2014 plan and are exercisable. There were no options granted and no options vested during the years ended December 31, 2025, 2024 or 2023. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 were $2.3 million, $5.4 million and $9.0 million, respectively.

Restricted Stock Units

The total outstanding RSUs at December 31, 2025, include 1.1 million units granted under the 2014 Plan.

Time Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. The following table summarizes activity for RSUs subject solely to service conditions for the year ended December 31, 2025:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2024	636	$124.37
Granted	500	125.65
Vested	(383)	111.33
Forfeited	(62)	134.59
Nonvested at December 31, 2025	691	$131.60

The weighted average grant date fair value of RSUs for which vesting is subject solely to service conditions granted during the years ended December 31, 2025, 2024 and 2023 was $125.65, $186.61, and $87.05, respectively.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

The Company grants RSUs to employees under our 2014 Incentive Plan, that generally vest based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (“performance condition”) as well as continued employment during the performance period (“service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (“market condition”). The following table summarizes activity for these RSUs for the year ended December 31, 2025:

		Weighted
		Average Grant
	Shares	Date Fair Value
	(in thousands)
Nonvested at December 31, 2024	358	$108.87
Granted	183	129.03
Performance & market achievement adjustment (1)	92	70.77
Vested	(226)	72.68
Forfeited	(36)	124.05
Nonvested at December 31, 2025	371	$130.00

(1) Represents RSUs granted prior to 2025 for which the performance and market achievement period was completed in 2025, resulting in incremental unit awards granted. These incremental awards are also included in the amount vested in 2025.

The weighted average grant date fair value of RSUs for which vesting is subject to performance, market and service conditions granted during the years ended December 31, 2025, 2024 and 2023 was $129.03, $201.97 and $88.48, respectively.

Our results of operations include stock compensation expense of $53.5 million, $63.1 million and $48.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. We recognized excess tax benefits for stock options exercised and RSUs vested of $6.0 million, $27.6 million and $16.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $59.1 million, $53.6 million and $37.6 million, respectively.

As of December 31, 2025, there was $72.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

11. Income Taxes

The components of income tax expense (benefit) were as follows for the years ended December 31:

	2025	2024	2023
	(in thousands)
Current:
Federal	$64,048	$287,131	$468,635
State	6,327	41,529	77,475
Total current tax expense	70,375	328,660	546,110
Deferred:
Federal	29,782	(16,453)	(82,150)
State	(22,974)	(2,580)	(20,311)
Total deferred tax expense (benefit)	6,808	(19,033)	(102,461)

Total
Federal	93,830	270,678	386,485
State	(16,647)	38,949	57,164
Total income tax expense	$77,183	$309,627	$443,649

Temporary differences, which give rise to deferred tax assets and liabilities, were as follows as of December 31:

	2025	2024
	(in thousands)
Deferred tax assets related to:
Operating lease liabilities	$151,548	$148,376
Operating loss and credit carryforwards	116,040	12,308
Insurance reserves	37,197	37,840
Accrued expenses	10,534	17,703
Stock-based compensation expense	10,051	10,931
Accounts receivable	10,111	10,006
Inventories	9,939	10,435
Other	9,201	312
Total deferred tax assets	354,621	247,911
Deferred tax liabilities related to:
Property, plant and equipment	(188,330)	(179,862)
Goodwill and other intangible assets	(167,054)	(66,263)
Operating lease right-of-use assets	(143,103)	(140,255)
Prepaid expenses	(11,109)	(9,698)
Total deferred tax liabilities	(509,596)	(396,078)
Net deferred tax liability	$(154,975)	$(148,167)

A reconciliation of the statutory federal income tax rate to our effective rate is provided below for the years ended December 31:

	2025		2024		2023
($ amounts in thousands)
U.S. federal statutory tax rate	$107,600	21.0%	$291,380	21.0%	$416,683	21.0%
State and local income taxes, net of federal income tax effect (1)	(18,518)	(3.6)%	33,267	2.4%	40,639	2.0%
Tax credits
Research and development tax credits	(16,455)	(3.2)%	(2,881)	(0.2)%	(13,303)	(0.7)%
Other	(416)	0.0%	(264)	0.0%	(292)	0.0%
Nontaxable or nondeductible items
Share-based payment awards	(5,498)	(1.1)%	(24,595)	(1.8)%	(14,534)	(0.7)%
Other	6,630	1.3%	12,684	0.9%	11,790	0.6%
Changes in unrecognized tax benefits	3,666	0.7%	(71)	0.0%	2,543	0.1%
Other adjustments	174	0.0%	107	0.0%	123	0.1%
Effective tax rate	$77,183	15.1%	$309,627	22.3%	$443,649	22.4%

(1) State taxes in California, Florida, and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

The total income taxes paid, net of refunds, were as follows for the years ended December 31:

	2025	2024	2023
	(in thousands)
Federal	$50,034	$317,871	$508,602
State
Texas	4,500	4,205	6,326
California	4,450	8,000	9,010
Other	8,674	42,983	54,796
Total State	17,624	55,188	70,132
Total Taxes Paid	$67,658	$373,059	$578,734

We have $278.6 million of state net operating loss carryforwards and $4.9 million of state tax credit carryforwards expiring at various dates through 2055. We also have $177.2 million of federal net operating loss carryforwards and $65.4 million of federal tax credit carryforwards, the majority of which have no expiration date. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with the Income Taxes topic of the Codification, we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets, and in making this determination, we consider all available positive and negative evidence and make certain assumptions. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryforward period. Changes in our estimates of future taxable income and tax planning strategies will affect our estimate of the realization of the tax benefits of these tax carryforwards. As of December 31, 2025, or 2024, we carried no valuation allowances against our net deferred tax assets.

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

The balance for uncertain tax positions, excluding penalties and interest, was $20.3 million and $19.7 million as of December 31, 2025, and 2024, respectively, with $0.6 million, $0.5 million and $2.9 million recorded in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively. We accrue interest and penalties on our uncertain tax positions as a component of our provision for income taxes. We accrued no significant interest and penalties in 2025, 2024 or 2023.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions and in very limited situations, foreign jurisdictions. Based on completed examinations and the expiration of statutes of limitations, we have concluded all U.S. federal income tax matters for years through 2018. We are currently under IRS audit for various aspects of our 2019, 2020, and 2021 tax years. We report income-based tax in 42 states with various years open to examination.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) released Model Global Anti-Base Erosion rules under Pillar Two. These rules provide for the taxation of large multinational corporations at a minimum rate of 15%, calculated on a jurisdictional basis. Countries in which we operate enacted legislation to implement aspects of the Pillar Two rules beginning in 2024, with certain remaining impacts effective from January 1, 2025. Pillar Two did not have a material impact on our consolidated financial statements.

On July 4, 2025, H.R.1 - One Big Beautiful Bill was enacted into law (the “Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company’s deferred income tax liabilities as of December 31, 2025 and 2024 were $178.0 million and $148.2 million, respectively. The increase was primarily due to the bonus depreciation and domestic research cost expensing elements of the Act. The Act did not have a material impact on our income tax expense for the year ending December 31, 2025. The Act has multiple effective dates, with certain provisions effective in the Company’s fiscal 2025 and others becoming effective in fiscal 2026. With further guidance from the U.S. Treasury and IRS expected, the Company is continuing to analyze the full impact of the Act on the Company’s financial statements and related disclosures. We anticipate the Act to have a material impact on our future financial results including cash flows. The permanent extension of 100% bonus depreciation and reinstating the expensing of domestic research costs has reduced our cash tax payments in the current year, and is anticipated to reduce our cash tax payments and increase our operating cash flows in future years.

12. Employee Benefit Plans

We maintain active defined contribution 401(k) plans under which our employees are eligible to participate in the plan, subject to certain employment eligibility provisions. Participants can contribute up to 75% of their annual compensation, subject to federally mandated maximums. Participants are immediately vested in their own contributions. We match a certain percentage of the contributions made by participating employees, subject to IRS limitations. Our matching contributions are subject to a pro-rata five-year vesting schedule. We recognized expense of $38.1 million, $37.6 million and $36.5 million in 2025, 2024 and 2023, respectively, for contributions to the plan.

The Company contributes to multiple collectively bargained union retirement plans including multiemployer plans. The Company does not administer the multiemployer plans, and contributions are determined in accordance with the provisions of negotiated labor contracts and subject to the normal risks of participating in these types of plans, including potentially being required to pay that plan an amount to stop participating (“withdrawal liability”). Contributions to the plans for the years ended December 31, 2025, 2024 and 2023 were not material.

13. Commitments and Contingencies

As of December 31, 2025, we had outstanding letters of credit totaling $79.6 million under our Revolving Facility that principally support our self-insurance programs.

The Company has a number of known and threatened construction defect legal claims. While these claims are generally covered under the Company’s existing insurance programs to the extent any loss exceeds the deductible, there is a reasonable possibility of loss that is not able to be estimated at this time because (i) many of the proceedings are in the discovery stage, (ii) the outcome of future litigation is uncertain, and/or (iii) the nature of the claims is complex. Although the Company cannot estimate a reasonable range of loss based on currently available information, the resolution of these matters could have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

14. Significant Segment Expenses

The accounting policies of our reportable segment are consistent with the accounting policies described in Note 2 to these consolidated financial statements. The primary measures regularly provided to the CODM, including revenue, gross margin and income before income taxes, are shown in these consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these consolidated financial statements. Compensation and benefits were $2.2 billion, $2.3 billion and $2.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively, and are reported within selling, general, and administrative expenses in these consolidated financial statements. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these consolidated financial statements. The measure of segment assets is reported on the balance sheet as total consolidated assets.

15. Subsequent Events

Business Combination

On January 2, 2026, we completed the acquisition of Premium Building, a truss and wall panel products supplier, serving customers in eastern New York.

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

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this annual report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of December 31, 2025, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting. In July 2025, we began deploying a new ERP system. We have made changes to our internal control over financial reporting to address the related processes and systems. We believe our new ERP system will facilitate better transactional reporting and oversight, security, and enhance our internal control over financial reporting. We will continue to evaluate any further changes in our internal control over financial reporting over the course of the implementation of the new ERP system, which is scheduled to occur in phases over the next several years.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, other than the information regarding the Code of Business Conduct and Ethics and Insider Trading Policy set forth below, appears in our definitive proxy statement for our annual meeting of stockholders to be held May 14, 2026 under the captions “Proposal 1 — Election of Directors,” “Continuing Directors,” “Information Regarding the Board and Its Committees,” “Corporate Governance,” “Delinquent Section 16(a) Reports,” and “Executive Officers of the Registrant,” which information is incorporated herein by reference.

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

In addition, within four business days of:

•
Any amendment to a provision of our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that applies to our chief executive officer, chief financial officer or chief accounting officer as it relates to one or more of the items set forth in Item 406(b) of Regulation S-K; or
•
The grant of any waiver, including an implicit waiver, from a provision of one of these policies to one of these officers that relates to one or more of the items set forth in Item 406(b) of Regulation S-K,

We will provide information regarding any such amendment or waiver (including the nature of any waiver, the name of the person to whom the waiver was granted and the date of the waiver) on our website at the Internet address above, and such information will be available on our website for at least a 12-month period. In addition, we will disclose on our website at the Internet address above any amendments and waivers to our Code of Business Conduct and Ethics or our Supplemental Code of Ethics for Chief Executive Officer, President and Senior Financial Officers of Builders FirstSource, Inc. that relate to any element of the definition of “code of ethics” enumerated in Item 406(b) of Regulation S-K under the Exchange Act.

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

Item 11. Executive Compensation

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 14, 2026, under the captions “Executive Compensation and Other Information,” “Director Compensation — Compensation of Directors,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held on May 14, 2026, under the caption “Securities Owned by Directors, Executive Officers, and Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 14, 2026, under the caption “Election of Directors and Management Information,” “Information Regarding the Board and its Committees,” and “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our annual meeting of stockholders to be held May 14, 2026, under the caption “Ratification of Selection of Independent Registered Public Accounting Firm — Fees Paid to PricewaterhouseCoopers LLP,” which information is incorporated herein by reference.

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
3.1

Amended and Restated Certificate of Incorporation of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report of Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025, File Number 001-40620)

3.2

Amended and Restated By-Laws of Builders FirstSource, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025, File Number 001-40620)

4.1

Indenture, dated as of February 11, 2020, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 11, 2020, File Number 0-51357)

4.2

Indenture, dated as of July 23, 2021, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2021, File Number 001-40620)

4.3

Second Supplemental Indenture, dated as of January 21, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (form of Note included therein) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 21, 2022, File Number 001-40620)

4.4

Indenture, dated as of June 15, 2022, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 16, 2022, File Number 001-40620)

4.5

Indenture, dated as of February 29, 2024, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 29, 2024, File Number 001-40620)

4.6

Indenture, dated as of May 8, 2025, among Builders FirstSource, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 8, 2025, File Number 001-40620)

4.7*	Description of Capital Stock
10.1

Amended and Restated ABL Credit Agreement, dated as of July 31, 2015, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders and financial institutions party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.2

Amendment No. 1 to Credit Agreement, dated as of March 22, 2017, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 28, 2017, File Number 0-51357)

10.3

Amendment No. 2 to Credit Agreement, dated as of April 24, 2019, among Builders FirstSource, Inc., Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 30, 2019, File Number 0-51357)

10.4

Amendment No. 3 to Credit Agreement, dated as of January 29, 2021, among Builders FirstSource, Inc., SunTrust Bank, as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 3 2021, File Number 0-51357)

10.5

Amendment No. 4 to Credit Agreement, dated as of December 17, 2021, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 2021, File Number 001-40620)

10.6

Amendment No. 5 to Credit Agreement, dated as of February 4, 2022, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 8, 2022, File Number 001-40620)

10.7

Amendment No. 6 to Credit Agreement, dated as of January 17, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2023, File Number 001-40620)

10.8

Amendment No. 7 to Credit Agreement, dated as of April 3, 2023, among the Company, Truist Bank (as successor by merger to SunTrust Bank), as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 3, 2023, File Number 001-40620)

10.9

Amendment No. 8 to Credit Agreement, dated as of May 20, 2025, among the Company, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k, filed with the Securities and Exchange Commission on May 22, 2025, File Number 001-40620)

10.10

ABL/Bond Intercreditor Agreement, dated as of May 29, 2013, among Builders FirstSource, Inc. and certain of its subsidiaries, as grantors, SunTrust Bank, as ABL agent, and Wilmington Trust, National Association, as notes collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on June 3, 2013, File Number 0-51357)

10.11

Amended and Restated ABL Collateral Agreement, dated as of July 31, 2015, among the Company, certain of its subsidiaries, and SunTrust Bank (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.12

Notes Collateral Agreement, dated as of May 30, 2019, among Builders FirstSource, Inc., certain of its subsidiaries, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 31, 2019, File Number 0-51357)

10.13

Amended and Restated ABL Guarantee Agreement, dated as of July 31, 2015, among the Guarantors (as defined therein) and SunTrust Bank (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Securities Exchange Commission on August 6, 2015, File Number 0-51357)

10.14

Lease and Master Agreement Guaranty, dated as of July 31, 2015, by the Company in favor of LN Real Estate LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on November 9, 2015, File Number 0-51357)

10.15+

Builders FirstSource, Inc. 2014 Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 11, 2014, File Number 0-51357)

10.16+

Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 14, 2016, File Number 0-51357)

10.17+

Second Amendment to the Builders FirstSource, Inc. 2014 Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, File Number 0-51351)

10.18+

2019 Form of Builders FirstSource, Inc. 2014 Incentive Plan Restricted Stock Unit Award Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the Securities and Exchange Commission on May 3, 2019, File Number 0-51357)

10.19

Builders FirstSource, Inc. Director Compensation Policy (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, File Number 001-40620)

10.20+

Builders FirstSource, Inc. Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registration Statement of the Company on Form S-1, filed with the Securities and Exchange Commission on May 26, 2005, File Number 333-122788)

10.21+

Builders FirstSource, Inc. Executive and Key Employee Severance Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 28, 2023, File Number 001-40620)

14.1

Builders FirstSource, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, File Number 001-40620)

14.2

Builders FirstSource, Inc. Supplemental Code of Ethics (incorporated by reference to Exhibit 14.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 13, 2006, File Number 0-51357)

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

97.1

Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 22, 2024, File Number 001-40620)

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-K filed on February 17, 2026, formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (ii) Consolidated Balance Sheets at December 31, 2025 and 2024, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements.

104*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in Inline XBRL.

* Filed herewith

** Builders FirstSource, Inc. is furnishing, but not filing, the written statement pursuant to Title 18 United States Code 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002, of Peter M. Jackson, our Chief Executive Officer, and Pete R. Beckmann, our Chief Financial Officer.

+ Indicates a management contract or compensatory plan or arrangement

(b) A list of exhibits filed, furnished or incorporated by reference with this Form 10-K is provided above under Item 15(a)(3) of this report. Builders FirstSource, Inc. will furnish a copy of any exhibit listed above to any stockholder without charge upon written request to the Corporate Secretary, 6031 Connection Drive, Suite 400, Irving, Texas 75039.

(c) Not applicable

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2026

BUILDERS FIRSTSOURCE, INC.

/s/ PETER M. JACKSON
Peter M. Jackson
Chief Executive Officer and Director

The undersigned hereby constitute and appoint Minator Azemi and his substitutes our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorney-in-fact or his substitutes shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. JACKSON	Chief Executive Officer and Director	February 17, 2026
Peter M. Jackson	(Principal Executive Officer)

/s/ PETE R. BECKMANN	Executive Vice President and Chief Financial Officer	February 17, 2026
Pete R. Beckmann	(Principal Financial Officer)

/s/ MATTHEW TRESTER	Vice President and Controller	February 17, 2026
Matthew Trester	(Principal Accounting Officer)

/s/ PAUL S. LEVY	Chairman and Director	February 17, 2026
Paul S. Levy

/s/ MARK ALEXANDER	Director	February 17, 2026
Mark Alexander

/s/ CORY J. BOYDSTON	Director	February 17, 2026
Cory J. Boydston

/s/ DIRKSON R. CHARLES	Director	February 17, 2026
Dirkson R. Charles

/s/ CLEVELAND A. CHRISTOPHE	Director	February 17, 2026
Cleveland A. Christophe

/s/ WILLIAM B. HAYES	Director	February 17, 2026
William B. Hayes

/s/ BRETT N. MILGRIM	Director	February 17, 2026
Brett N. Milgrim

/s/ JAMES O’LEARY	Director	February 17, 2026
James O’Leary

/s/ CRAIG A. STEINKE	Director	February 17, 2026
Craig A. Steinke

/s/ DAVE E. RUSH	Director	February 17, 2026
Dave E. Rush

/s/ CHERYL AINOA	Director	February 17, 2026
Cheryl Ainoa

/s/ MARIA REINZ	Director	February 17, 2026
Maria Renz