Form 10-Q
period 2026-03-31
Builders FirstSource, Inc.
filed 2026-04-30
CIK 1316835

li

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of April 24, 2026, was 107,559,876.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Net sales	$3,287,077	$3,657,496
Cost of sales	2,358,111	2,542,255
Gross margin	928,966	1,115,241
Selling, general and administrative expenses	912,450	930,800
Income from operations	16,516	184,441
Interest expense, net	74,392	64,892
Income (loss) before income taxes	(57,876)	119,549
Income tax expense (benefit)	(10,462)	23,245
Net income (loss)	$(47,414)	$96,304

Net income (loss) per share:
Basic	$(0.43)	$0.85
Diluted	$(0.43)	$0.84
Weighted average common shares:
Basic	109,870	113,675
Diluted	109,870	114,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$98,342	$181,753
Accounts receivable, less allowances of $43,461 and $42,511, respectively	1,163,011	1,061,011
Other receivables	385,779	330,013
Inventories, net	1,189,402	1,094,684
Contract assets	150,611	133,011
Other current assets	128,958	126,811
Total current assets	3,116,103	2,927,283
Property, plant and equipment, net	2,155,071	2,204,184
Operating lease right-of-use assets, net	616,612	622,188
Goodwill	4,139,898	4,137,377
Intangible assets, net	1,112,852	1,183,793
Deferred income taxes	23,662	23,000
Other assets, net	138,896	139,705
Total assets	$11,303,094	$11,237,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$924,611	$714,710
Accrued liabilities	531,002	566,325
Contract liabilities	180,543	168,440
Current portion of operating lease liabilities	111,423	111,132
Current maturities of long-term debt	24,285	14,334
Total current liabilities	1,771,864	1,574,941
Noncurrent portion of operating lease liabilities	542,933	547,772
Long-term debt, net of current maturities, discounts and issuance costs	4,613,278	4,427,033
Deferred income taxes	229,691	177,975
Other long-term liabilities	141,108	157,558
Total liabilities	7,298,874	6,885,279
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 107,518 and 110,585 shares issued and outstanding, respectively	1,075	1,106
Additional paid-in capital	4,003,145	4,197,279
Retained earnings	—	153,866
Total stockholders’ equity	4,004,220	4,352,251
Total liabilities and stockholders’ equity	$11,303,094	$11,237,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(47,414)	$96,304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	148,360	145,031
Deferred income taxes	51,054	(10,638)
Stock-based compensation expense	13,628	14,238
Other non-cash adjustments	1,919	(6,774)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(157,768)	30,599
Inventories, net	(88,382)	(82,503)
Contract assets	(17,600)	(10,851)
Other current assets	(2,141)	(15,013)
Other assets and liabilities	550	(16,213)
Accounts payable	211,270	142,891
Accrued liabilities	(37,744)	(166,294)
Contract liabilities	11,722	11,551
Net cash provided by operating activities	87,454	132,328
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(12,407)	(824,795)
Purchases of property, plant and equipment	(46,745)	(99,974)
Proceeds from sale of property, plant and equipment	1,969	12,713
Cash used for equity investments	(664)	—
Net cash used in investing activities	(57,847)	(912,056)
Cash flows from financing activities:
Borrowings under revolving credit facility	240,000	1,142,000
Repayments under revolving credit facility	(40,000)	(367,000)
Repayments of long-term debt and other loans	(679)	(754)
Payments of acquisition-related deferred and contingent consideration	(900)	(322)
Tax withholdings on and exercises of equity awards	(11,372)	(20,102)
Repurchase of common stock	(300,067)	(12,347)
Net cash (used in) provided by financing activities	(113,018)	741,475
Net change in cash and cash equivalents	(83,411)	(38,253)
Cash and cash equivalents at beginning of period	181,753	153,624
Cash and cash equivalents at end of period	$98,342	$115,371

Supplemental disclosures of cash flow information:
Cash paid for interest	$85,196	$88,678
Cash paid for income taxes	730	1,856
Supplemental disclosures of non-cash activities:
Accrued consideration for acquisitions	$604	$3,184
Accrued purchases of property, plant and equipment	2,921	7,322
Right-of-use assets obtained in exchange for operating lease obligations	22,143	24,121
Amounts accrued related to repurchases of common stock	2,806	403

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained
(in thousands)	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2024	113,578	$1,136	$4,271,269	$24,065	$4,296,470
Vesting of restricted stock units	376	4	(4)	—	—
Stock-based compensation expense	—	—	14,238	—	14,238
Repurchase of common stock (1)	(97)	(1)	—	(12,749)	(12,750)
Exercise of stock options	9	—	77	—	77
Shares withheld for restricted stock units vested	(140)	(2)	(20,177)	—	(20,179)
Net income	—	—	—	96,304	96,304
Balance at March 31, 2025	113,726	$1,137	$4,265,403	$107,620	$4,374,160

Balance at December 31, 2025	110,585	$1,106	$4,197,279	$153,866	$4,352,251
Vesting of restricted stock units	341	3	(3)	—	—
Stock-based compensation expense	—	—	13,628	—	13,628
Repurchase of common stock (2)(3)	(3,283)	(33)	(196,388)	(106,452)	(302,873)
Exercise of stock options	2	—	21	—	21
Shares withheld for restricted stock units vested	(127)	(1)	(11,392)	—	(11,393)
Net loss	—	—	—	(47,414)	(47,414)
Balance at March 31, 2026	107,518	$1,075	$4,003,145	$—	$4,004,220

(1)
During the three months ended March 31, 2025, we repurchased and retired 0.1 million shares of our common stock for $12.8 million, inclusive of applicable fees and taxes, at an average price of $131.51 per share.
(2)
During the three months ended March 31, 2026, we repurchased and retired 3.3 million shares of our common stock for $302.9 million, inclusive of applicable fees and taxes, at an average price of $92.25 per share.
(3)
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

The Condensed Consolidated Balance Sheet as of December 31, 2025, is derived from the audited consolidated financial statements but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of December 31, 2025, and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2025, included in our most recent annual report on Form 10-K for the year ended December, 31 2025 (“2025 Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2025 Form 10-K.

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

Due to these similarities, along with the similar economic profitability achieved across all our operating segments, we aggregate our three operating segments into one reportable segment in accordance with GAAP. Centrlalized financial and operational oversight, including resource allocation and assessment of performance, is performed by our principal executive officer (“CEO”), whom we have determined to be our chief operating decision maker (“CODM”).

The accounting policies of our reportable segment are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2025 Form 10-K.

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, we amortize the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. We had capitalized costs, net of amortization, included in other current assets totaling $21.8 million as of March 31, 2026, and $21.8 million as of December 31, 2025. We had capitalized costs, net of amortization, included in other assets, net totaling $76.6 million as of March 31, 2026, and $80.6 million as of December 31, 2025. For the three months ended March 31, 2026, we amortized $5.2 million for these costs, which are included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. We did not have any amortization expense related to these costs for the three months ended March 31, 2025.

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for all periods presented.

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are recorded as other assets, net in the accompanying Condensed Consolidated Balance Sheets and are not considered significant to the Company.

Reclassifications

The prior period revenue by product category amounts disclosed in Note 3 have been reclassified to conform to current year presentation. These reclassifications had no impact on net income (loss), total assets and liabilities, stockholders’ equity or cashflows as previously reported.

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

2. Business Combinations

On January 2, 2026, we completed the acquisition of Premium Building Components (“PBC”) for approximately $13.0 million, net of cash acquired. PBC is based in New York and supplies trusses and wall panels to customers from western New York to Maine and Delaware.

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

Pro forma financial information for the acquisitions discussed above for 2026 and 2025 are not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate for each respective period.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended March 31, 2026, and March 31, 2025:

	Total Acquisitions
	2026	2025
	(in thousands)
Cash and cash equivalents	$—	$2,785
Accounts receivable	—	38,058
Other receivables	—	6,842
Inventories	6,336	54,031
Other current assets	6	721
Property, plant and equipment	2,619	184,104
Operating lease right-of-use assets	1,145	3,386
Intangible assets	1,925	287,951
Other assets	—	41
Total assets	12,031	577,919

Accounts payable	16	11,107
Accrued liabilities	—	18,189
Contract liabilities	380	4,988
Operating lease liabilities	1,145	3,386
Total liabilities	1,541	37,670

Goodwill	2,521	290,515
Total purchase consideration	13,011	830,764
Accrued contingent consideration and purchase price adjustments	(604)	(3,184)
Less: cash acquired	—	(2,785)
Total cash consideration	$12,407	$824,795

3. Revenue

The following table disaggregates our net sales by product category:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Manufactured products	$734,526	$850,757
Windows, doors and millwork	853,790	934,387
Specialty building products and services	853,391	903,874
Lumber and lumber sheet goods	845,370	968,478
Net sales	$3,287,077	$3,657,496

As our product alignment continues to be refined, we have reclassified prior periods’ net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for each product category was approximately 1% for the three months ended March 31, 2025.

The timing of revenue recognition, invoicing, and cash collection results in accounts receivable, unbilled receivables, contract assets, and contract liabilities. Contract assets include unbilled amounts when the revenue recognized exceeds the amount billed to the customer, and amounts representing a right to payment from previous performance that is conditional on something other than passage of time, such as retainage. Contract liabilities consist of customer advances and deposits, and deferred revenue.

Through March 31, 2026, and 2025, we recognized as revenue approximately 72% and 70% of the contract liabilities balances outstanding as of December 31, 2025, and 2024, respectively.

4. Net Income (Loss) per Common Share

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(47,414)	$96,304

Denominator:
Weighted average shares outstanding, basic	109,870	113,675
Dilutive effect of options and RSUs	—	664
Weighted average shares outstanding, diluted	109,870	114,339

Net income (loss) per share:
Basic	$(0.43)	$0.85
Diluted	$(0.43)	$0.84

Antidilutive and contingent RSUs excluded from diluted EPS	1,106	82

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2025 (1)	$4,137,377
Acquisitions	2,521
Balance as of March 31, 2026 (1)	$4,139,898

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2026, the change in the carrying amount of goodwill is attributable to the acquisition completed during the period. As of March 31, 2026, no impairment triggering events have occurred. The amount allocated to goodwill is attributable to the assembled workforce, synergies and expected growth from the expanded product and service offerings of the acquisition. The goodwill recognized from the current year acquisition is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

6. Intangible Assets

The following table presents intangible assets as of:

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,585,441	$(1,542,454)	$2,583,516	$(1,474,467)
Developed technology	95,600	(49,157)	95,600	(46,503)
Trade names	74,950	(53,433)	74,950	(51,717)
Non-compete agreements	13,050	(11,145)	13,050	(10,636)
Total intangible assets	$2,769,041	$(1,656,189)	$2,767,116	$(1,583,323)

In connection with the current year acquisition, we recorded customer relationship intangible assets of $1.9 million, with a useful life of 2.0 years. The fair value of the acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three months ended March 31, 2026 and 2025, we recorded amortization expense in relation to the above-listed intangible assets of $72.9 million and $73.3 million, respectively.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2026 (from April 1, 2026)	$206,153
2027	217,128
2028	162,008
2029	103,000
2030	83,280
Thereafter	341,283
Total future intangible amortization expense	$1,112,852

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued payroll and other employee related expenses	$166,432	$241,870
Self-insurance reserves	153,084	95,194
Accrued business and other taxes	72,627	68,071
Accrued interest	50,917	63,202
Accrued professional service fees	28,595	26,928
Accrued rebates payable	20,629	33,125
Other	38,718	37,935
Total accrued liabilities	$531,002	$566,325

8. Long-Term Debt

Long-term debt consisted of the following as of:

	March 31, 2026	December 31, 2025
	(in thousands)
Revolving credit facility (1)	$200,000	$—
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	1,000,000
6.75% 2035 notes	750,000	750,000
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	179,037	183,891
Finance lease obligations	911	1,155
	4,679,948	4,485,046
Unamortized debt discount/premium and debt issuance costs	(42,385)	(43,679)
	4,637,563	4,441,367
Less: current maturities of long-term debt	24,285	14,334
Long-term debt, net of current maturities, discounts and issuance costs	$4,613,278	$4,427,033

(1) The weighted average interest rate was 4.7% as of March 31, 2026.

The Company’s Revolving Facility and outstanding senior unsecured notes are discussed in more detail in our 2025 Form 10-K.

Fair Value

As of March 31, 2026, and December 31, 2025, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our Revolving Facility, 4.25% senior notes due 2032 (the “4.25% 2032 Notes”), 6.375% senior notes due 2034 (the “6.375% 2034 Notes”), 6.75% senior notes due 2035 (the “6.75% 2035 Notes”), 6.375% senior notes due 2032 (the “6.375% 2032 Notes”), and 5.00% senior notes due 2030 (the “5.00% 2030 Notes”), at amortized cost. The fair values of the 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes at March 31, 2026 were approximately $1.2 billion, $1.0 billion, $749.1 million, $702.6 million, and $536.3 million, respectively, which were determined using Level 2 inputs based on market prices.

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2026.

9. Employee Stock-Based Compensation

Time Based Restricted Stock Unit Grants

In the first three months of 2026, our board of directors granted 542,500 restricted stock units (“RSUs”) to employees under our 2014 Incentive Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $89.16 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first three months of 2026, our board of directors granted 218,500 RSUs to employees under our 2014 Incentive Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (the “performance condition”) and continued employment during the performance period (the “service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (the “market condition”). The grant date fair value for these RSUs, with consideration of the market condition, was $88.88 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

Expected volatility (Company)	45.2%
Expected volatility (peer group median)	31.0%
Correlation between the Company and peer group median	0.5
Expected dividend yield	0.0%
Risk-free rate	3.7%

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended March 31,
	2026	2025
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax	3.0	2.3
Stock-based compensation windfall benefit	(4.1)	(3.0)
Permanent differences and other	(1.8)	(0.9)
Effective tax rate for continuing operations	18.1%	19.4%

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

On July 4, 2025, H.R.1 - One Big Beautiful Bill was enacted into law (the “Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company’s deferred income tax liabilities as of March 31, 2026, and December 31, 2025, were $229.7 million and $178.0 million, respectively. The increase was primarily due to the bonus depreciation and domestic research cost expensing elements of the Act. The Act did not have a material impact on our income tax expense (benefit) for the period ended March 31, 2026, and we do not expect it to materially change our effective income tax rate for the year ending December 31, 2026. We anticipate the Act will have a material impact on our future financial results including cash flows. The permanent extension of 100% bonus depreciation and reinstating the expensing of domestic research costs is anticipated to reduce our cash tax payments in current and future years, and to increase our operating cash flows.

11. Commitments and Contingencies

As of March 31, 2026, we had outstanding letters of credit totaling $76.0 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Significant Segment Expenses

The primary measures reviewed by the CODM, including revenue, gross margin, and income (loss) before income taxes, are shown in these condensed consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income (loss) before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these condensed consolidated financial statements. Compensation and benefits, which are reported within selling, general, and administrative expenses in these condensed consolidated financial statements, were $0.5 billion and $0.6 billion for the three months ended March 31, 2026 and 2025, respectively. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these condensed consolidated financial statements. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our 2025 Form 10-K. The following discussion and analysis should also be read in conjunction with the unaudited condensed consolidated financial statements appearing elsewhere in this report.

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by the Company’s directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions, organic growth and digital and technology strategies, including the Company’s ability to drive growth by incorporating artificial intelligence and machine learning solutions into its platform, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, home size and affordability, consumer confidence, labor and supply shortages, tariffs and duties and also lumber and other commodity prices. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect the Company’s financial and other results can be found in the risk factors section of the Company’s 2025 Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein.

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

Our leading network of strategically located manufacturing facilities produces factory-built roof and floor trusses, wall panels, vinyl windows, custom millwork and trim, manufactured and semi-custom modular homes, as well as engineered wood that we design and cut specifically for each home. We also assemble interior and exterior doors into pre-hung units for easy installation. Additionally, we distribute a wide range of building products, including lumber, sheet goods, windows, doors, millwork, and specialty items. Our services, which vary by market, include, among others, professional installation, turnkey framing, and shell construction. Supported by the latest construction innovations and digital solutions, we help drive greater efficiency across homebuilding.

RECENT DEVELOPMENTS

Business Combinations

On January 2, 2026, we completed the acquisition of PBC for an aggregate purchase price of approximately $13.0 million, net of cash acquired. Among other opportunities, this acquisition further expands our market footprint and provides additional operations in our value-added product categories. This transaction is described in further detail in Note 2 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

During the three months ended March 31, 2026, the Company repurchased 3.3 million shares at a weighted average price of $92.25 per share, for a total cost of $302.9 million, inclusive of applicable fees and taxes. On April 29, 2026, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock, inclusive of the approximately $200.0 million remaining under the Company’s prior $500.0 million April 30, 2025, share repurchase authorization.

CURRENT OPERATING CONDITIONS AND OUTLOOK

Housing starts data for the full first quarter of 2026 are not presented in this Quarterly Report on Form 10-Q due to the timing of the U.S. Census Bureau’s publication. According to the U.S. Census Bureau, as of January 2026, the seasonally adjusted annual rate U.S. single-family housing starts were 935 thousand, representing a decrease of 6.5%, compared to the comparable period of 2025.

A composite of third-party sources, including the National Association of Home Builders and John Burns Research and Consulting, are forecasting approximately 1.3 million U.S. total housing starts and 930 thousand U.S. single-family housing starts for 2026. These forecasts represent decreases of 3.8% and 1.1%, respectively, compared to 2025 housing starts data, as reported by the U.S. Census Bureau.

We believe the housing industry’s long-term outlook is positive and that it remains underbuilt due to growth in the underlying demographics relative to historical new construction levels. However, consumer confidence and macroeconomic uncertainty, including domestic and global conditions, fluctuations in interest rates, stock market volatility, and the impact of changes in tariffs and inflation, has adversely impacted, and may continue to adversely impact near-term housing industry demand as homes are less affordable for consumers, investors and builders. Despite these challenges, we believe we are well-positioned to grow and capture market share as industry conditions improve in the long term. Our focus remains on managing the business through this cycle by maintaining disciplined working capital practices, including closely monitoring the credit exposure of our customers, maintaining appropriate inventory levels, and by working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business.

SEASONALITY AND OTHER FACTORS

Our first and fourth quarters have historically been, and are generally expected to continue to be, adversely affected by weather, causing reduced construction activity during these quarters. In addition, quarterly results historically have reflected, and are expected to continue to reflect, fluctuations from period to period arising from the following:

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income (loss) items:

	Three Months Ended March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	71.7%	69.5%
Gross margin	28.3%	30.5%
Selling, general and administrative expenses	27.8%	25.4%
Income from operations	0.5%	5.1%
Interest expense, net	2.2%	1.9%
Income tax expense (benefit)	(0.3)%	0.6%
Net income (loss)	(1.4)%	2.6%

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Net Sales. Net sales for the three months ended March 31, 2026, were $3.3 billion, a 10.1% decrease from net sales of $3.7 billion for the three months ended March 31, 2025. Core organic sales decreased net sales by 8.3%, primarily due to a lower starts environment, while commodity price deflation decreased net sales by another 3.3%. These decreases were partially offset by an increase in net sales from acquisitions of 1.5%.

The following table shows net sales classified by product category:

	Three Months Ended March 31,
	2026		2025
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$734.5	22.3%	$850.8	23.3%	(13.7)%
Windows, doors and millwork (1)	853.8	26.0%	934.4	25.5%	(8.6)%
Specialty building products and services	853.4	26.0%	903.8	24.7%	(5.6)%
Lumber and lumber sheet goods	845.4	25.7%	968.5	26.5%	(12.7)%
Net sales	$3,287.1	100.0%	$3,657.5	100.0%	(10.1)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

Excluding lumber and lumber sheet goods, we experienced decreased net sales in all product categories primarily due to decreased single-family activity resulting from lower housing starts, partially offset by an increase in net sales from acquisitions. Our lumber and lumber sheet goods category decreased primarily due to commodity price deflation and lower single-family housing starts, partially offset by an increase in net sales from acquisitions.

Gross Margin. Gross margin decreased $0.2 billion to $0.9 billion. Our gross margin percentage decreased to 28.3% in the first quarter of 2026 from 30.5% in the first quarter of 2025, a 2.2% decrease. This decrease was primarily driven by a lower housing starts environment.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $18.4 million, or 2.0%, primarily due to decreased variable compensation as a result of decreased sales, partially offset by additional operating expenses from locations acquired within the last twelve months.

As a percentage of net sales, selling, general and administrative expenses increased to 27.8%, up from 25.4%, for the three months ended March 31, 2026 and 2025, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $74.4 million in the first quarter of 2026, an increase of $9.5 million from the first quarter of 2025. The increase was primarily due to higher average debt balances.

Income Tax Expense (Benefit). We recorded income tax benefit of $10.5 million and income tax expense of $23.2 million in the first quarters of 2026 and 2025, respectively. The decrease in the tax expense was primarily driven by a decrease in income before income taxes in the current period. Our effective tax rate was 18.1% in the first quarter of 2026, a decrease from 19.4% in the first quarter of 2025, primarily related to an increase in stock-based compensation benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at March 31, 2026, consist of cash on hand and borrowing availability under our Revolving Facility.

Our Revolving Facility is primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the Revolving Facility to facilitate debt repayment and consolidation, invest in strategic acquisitions, and to fund share repurchases. Availability under the Revolving Facility is determined by a borrowing base. Our borrowing base consists of accounts receivable, inventory, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of:

	March 31, 2026	December 31, 2025
	(in millions)
Accounts receivable availability	$800.3	$686.2
Inventory availability	877.5	804.2
Gross availability	1,677.8	1,490.4
Less:
Agent reserves	(53.3)	(42.6)
Plus:
Cash in qualified accounts	79.8	159.1
Borrowing base	1,704.3	1,606.9
Aggregate revolving commitments	2,200.0	2,200.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,704.3	1,606.9
Less:
Outstanding borrowings	(200.0)	—
Letters of credit	(76.0)	(79.6)
Net excess borrowing availability on revolving facility	$1,428.3	$1,527.3

As of March 31, 2026, we had $200.0 million outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.4 billion after being reduced by outstanding letters of credit totaling $76.0 million. Excess availability must equal or exceed a minimum specified amount, currently $170.4 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at March 31, 2026.

Liquidity

Our liquidity at March 31, 2026, was $1.5 billion, which consists of net borrowing availability under the Revolving Facility and cash on hand.

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

If industry conditions deteriorate or if we pursue additional acquisitions, we may be required to raise additional funds through the sale of capital stock or debt in the public capital markets or in privately negotiated transactions. There can be no assurance that any of these financing options would be available on favorable terms, if at all. Alternatives to help supplement our liquidity position could include, but are not limited to, idling or permanently closing additional facilities, adjusting our headcount in response to current business conditions, attempts to renegotiate leases, managing our working capital, and/or divesting of non-core businesses. There are no assurances that these steps would prove successful or materially improve our liquidity position.

Consolidated Cash Flows

Cash provided by operating activities was $87.5 million for the three months ended March 31, 2026, compared to cash provided by operating activities of $132.3 million for the three months ended March 31, 2025. The decrease in cash provided by operating activities was primarily driven by a net loss in the current period compared to net income in the prior-year period, partially offset by an increase in deferred income taxes and a decrease in net working capital in the first three months of 2026.

For the three months ended March 31, 2026, cash used in investing activities decreased $854.2 million compared to the three months ended March 31, 2025, primarily due to using $812.4 million less cash for acquisitions.

Cash used in financing activities was $113.0 million for the three months ended March 31, 2026, which consisted primarily of $200.0 million in net borrowings on the Revolving Facility, offset by $300.1 million for repurchases of common stock. Cash provided by financing activities was $741.5 million for the three months ended March 31, 2025, which consisted primarily of $775.0 million net borrowings on the Revolving Facility.

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

Refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K for a discussion of our critical accounting estimates and assumptions.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $2.0 million additional interest expense annually based on our $200.0 million in outstanding borrowings as of March 31, 2026. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Our 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes, bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates.

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

Certifications of our CEO and our CFO, which are required in accordance with Rule 13a-14 of the Exchange Act, are attached as exhibits to this quarterly report. This “Controls and Procedures” section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation. The evaluation of our disclosure controls and procedures included a review of their objectives and design, the Company’s implementation of the controls and procedures and the effect of the controls and procedures on the information generated for use in this quarterly report. In the course of the evaluation, we sought to identify whether we had any data errors, control problems, or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken if needed. This type of evaluation is performed on a quarterly basis so that conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q. Many of the components of our disclosure controls and procedures are also evaluated by our internal audit department, by our legal department, and by personnel in our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures on an ongoing basis, and to maintain them as dynamic systems that change as conditions warrant.

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of March 31, 2026, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our 2025 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2025 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There were no material changes to the risk factors reported in Part 1, “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the first quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
January 1, 2026 — January 31, 2026	11,404	$103.53	—	$500,000,000
February 1, 2026 — February 28, 2026	—	-	—	500,000,000
March 1, 2026 — March 31, 2026	3,399,204	92.11	3,283,111	200,000,085
Total	3,410,608	$92.14	3,283,111	$200,000,085

(1)
On April 30, 2025, the Company’s Board of Directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock.

In the first quarter of 2026, 3,283,111 shares were repurchased and retired pursuant to the share repurchase plan authorized by our board of directors. The remaining 127,497 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on April 30, 2026 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Balance Sheet as of March 31, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL.

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

April 30, 2026

/s/ PETE R. BECKMANN
Pete R. Beckmann
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 30, 2026

/s/ MATTHEW TRESTER
Matthew Trester
Vice President and Controller
(Principal Accounting Officer)

April 30, 2026