Form 10-Q
period 2026-06-30
Builders FirstSource, Inc.
filed 2026-07-30
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of July 23, 2026, was 107,596,457.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$3,862,548	$4,234,064	$7,149,625	$7,891,560
Cost of sales	2,775,761	2,935,023	5,133,872	5,477,278
Gross margin	1,086,787	1,299,041	2,015,753	2,414,282
Selling, general and administrative expenses	958,280	987,754	1,870,730	1,918,554
Income from operations	128,507	311,287	145,023	495,728
Interest expense, net	76,104	71,988	150,496	136,880
Income (loss) before income taxes	52,403	239,299	(5,473)	358,848
Income tax expense	56,303	54,268	45,841	77,513
Net income (loss)	$(3,900)	$185,031	$(51,314)	$281,335

Net income (loss) per share:
Basic	$(0.04)	$1.67	$(0.47)	$2.51
Diluted	$(0.04)	$1.66	$(0.47)	$2.50
Weighted average common shares:
Basic	107,564	110,922	108,710	112,291
Diluted	107,564	111,196	108,710	112,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value amounts)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$65,651	$181,753
Accounts receivable, less allowances of $40,910 and $42,511, respectively	1,296,685	1,061,011
Other receivables	330,256	330,013
Inventories, net	1,271,813	1,094,684
Contract assets	147,004	133,011
Other current assets	132,509	126,811
Total current assets	3,243,918	2,927,283
Property, plant and equipment, net	2,113,241	2,204,184
Operating lease right-of-use assets, net	607,235	622,188
Goodwill	4,149,994	4,137,377
Intangible assets, net	1,048,495	1,183,793
Deferred income taxes	23,546	23,000
Other assets, net	137,380	139,705
Total assets	$11,323,809	$11,237,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,032,213	$714,710
Accrued liabilities	480,863	566,325
Contract liabilities	175,514	168,440
Current portion of operating lease liabilities	112,892	111,132
Current maturities of long-term debt	11,923	14,334
Total current liabilities	1,813,405	1,574,941
Noncurrent portion of operating lease liabilities	534,008	547,772
Long-term debt, net of current maturities, discounts and issuance costs	4,579,391	4,427,033
Deferred income taxes	238,241	177,975
Other long-term liabilities	153,589	157,558
Total liabilities	7,318,634	6,885,279
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 107,594 and 110,585 shares issued and outstanding, respectively	1,076	1,106
Additional paid-in capital	4,007,999	4,197,279
Retained earnings (accumulated deficit)	(3,900)	153,866
Total stockholders’ equity	4,005,175	4,352,251
Total liabilities and stockholders’ equity	$11,323,809	$11,237,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income (loss)	$(51,314)	$281,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	298,364	292,555
Deferred income taxes	59,721	(32,367)
Stock-based compensation expense	20,838	30,398
Other non-cash adjustments	3,908	(5,711)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(236,140)	(33,938)
Inventories, net	(170,793)	(30,469)
Contract assets	(13,993)	(12,908)
Other current assets	(5,470)	(13,437)
Other assets and liabilities	8,214	(21,195)
Accounts payable	318,199	126,620
Accrued liabilities	(82,748)	(115,532)
Contract liabilities	6,694	8,017
Net cash provided by operating activities	155,480	473,368
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(25,907)	(885,526)
Purchases of property, plant and equipment	(84,792)	(188,713)
Proceeds from sale of property, plant and equipment	4,260	15,432
Cash used for equity investments	(664)	(666)
Net cash used in investing activities	(107,103)	(1,059,473)
Cash flows from financing activities:
Borrowings under revolving credit facility	599,000	3,823,000
Repayments under revolving credit facility	(434,000)	(3,590,000)
Proceeds from long-term debt and other loans	—	750,000
Repayments of long-term debt and other loans	(8,186)	(1,450)
Payments of loan costs	—	(19,465)
Payments of acquisition-related deferred and contingent consideration	(4,047)	(2,122)
Tax withholdings on and exercises of equity awards	(13,727)	(26,505)
Repurchase of common stock	(303,519)	(413,957)
Net cash (used in) provided by financing activities	(164,479)	519,501
Net change in cash and cash equivalents	(116,102)	(66,604)
Cash and cash equivalents at beginning of period	181,753	153,624
Cash and cash equivalents at end of period	$65,651	$87,020

Supplemental disclosures of cash flow information:
Cash paid for interest	$146,805	$125,333
Cash paid for income taxes	5,924	62,045
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating lease obligations	$41,652	$50,436
Accrued consideration for acquisitions	5,104	6,344
Accrued purchases of property, plant and equipment	3,927	7,378
Accrued excise tax on repurchases of common stock	2,806	3,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Retained Earnings
(in thousands)	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balance at December 31, 2024	113,578	$1,136	$4,271,269	$24,065	$4,296,470
Vesting of restricted stock units	376	4	(4)	—	—
Stock-based compensation expense	—	—	14,238	—	14,238
Repurchase of common stock (1)	(97)	(1)	—	(12,749)	(12,750)
Exercise of stock options	9	—	77	—	77
Shares withheld for restricted stock units vested	(140)	(2)	(20,177)	—	(20,179)
Net income	—	—	—	96,304	96,304
Balance at March 31, 2025	113,726	1,137	4,265,403	107,620	4,374,160
Vesting of restricted stock units	166	2	(2)	—	—
Stock-based compensation expense	—	—	16,160	—	16,160
Repurchase of common stock (1)(3)	(3,305)	(33)	(98,172)	(292,651)	(390,856)
Exercise of stock options	5	—	69	—	69
Shares withheld for restricted stock units vested	(55)	(1)	(6,471)	—	(6,472)
Net income	—	—	—	185,031	185,031
Balance at June 30, 2025	110,537	$1,105	$4,176,987	$—	$4,178,092

Balance at December 31, 2025	110,585	$1,106	$4,197,279	$153,866	$4,352,251
Vesting of restricted stock units	341	3	(3)	—	—
Stock-based compensation expense	—	—	13,628	—	13,628
Repurchase of common stock (2)(3)	(3,283)	(33)	(196,388)	(106,452)	(302,873)
Exercise of stock options	2	—	21	—	21
Shares withheld for restricted stock units vested	(127)	(1)	(11,392)	—	(11,393)
Net loss	—	—	—	(47,414)	(47,414)
Balance at March 31, 2026	107,518	1,075	4,003,145	—	4,004,220
Vesting of restricted stock units	102	1	(1)	—	—
Stock-based compensation expense	—	—	7,210	—	7,210
Exercise of stock options	—	—	—	—	—
Shares withheld for restricted stock units vested	(26)	—	(2,355)	—	(2,355)
Net loss	—	—	—	(3,900)	(3,900)
Balance at June 30, 2026	107,594	$1,076	$4,007,999	$(3,900)	$4,005,175

(1)
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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The Company operates approximately 565 locations in 43 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

The Condensed Consolidated Balance Sheet as of December 31, 2025, is derived from the audited consolidated financial statements but does not include all disclosures required by Generally Accepted Accounting Principles in the United States of America (“GAAP”). The Condensed Consolidated Balance Sheet as of December 31, 2025, and the unaudited condensed consolidated financial statements included herein should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2025, included in our most recent annual report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”). Accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2025 Form 10-K.

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

Segments

We offer an integrated solution to our customers providing manufacturing, supply, and installation of a full range of structural and related building products. Given the span and depth of our geographical reach, our locations are organized into geographical divisions. During the second quarter of 2026, the Company realigned its geographical divisional structure from three operating divisions (East, Central, and West) to two operating divisions (East and West) in order to simplify management oversight, improve operational efficiency, and better align resource allocation and decision-making processes. The two geographical divisions represent the Company’s operating segments.

Our operating segments have similar customers, products and services, and distribution methods. Due to these similarities, along with the similar economic profitability achieved across our operating segments, we aggregate our two operating segments into one reportable segment in accordance with GAAP. Centralized financial and operational oversight, including resource allocation and assessment of performance, is performed by our principal executive officer (“CEO”), whom we have determined to be our chief operating decision maker (“CODM”).

The accounting policies of our reportable segment are consistent with the accounting policies described in the Notes to Consolidated Financial Statements included in our 2025 Form 10-K.

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, we amortize the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. We had capitalized costs, net of amortization, included in other current assets totaling $21.8 million as of June 30, 2026, and $21.8 million as of December 31, 2025. We had capitalized costs, net of amortization, included in other assets, net totaling $73.9 million as of June 30, 2026, and $80.6 million as of December 31, 2025. For the three and six months ended June 30, 2026, we amortized $5.2 million and $10.3 million for these costs, respectively, which are included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations. We did not have any amortization expense related to these costs for the three and six months ended June 30, 2025.

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for all periods presented.

Equity Investments

The Company’s equity investments are accounted for using equity method accounting and are included in other assets, net in the accompanying Condensed Consolidated Balance Sheets and are not considered significant to the Company.

Reclassifications

The prior period revenue by product category amounts disclosed in Note 3 have been reclassified to conform to current year presentation. These reclassifications had no impact on net income (loss), total assets and liabilities, stockholders’ equity or cash flows as previously reported.

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

2. Business Combinations

During the first six months of 2026, we completed the acquisitions of Premium Building Components, Inc. (“PBC”) and Precision Design and Trim LLC (“Precision Design”) for a combined total of approximately $31.0 million. PBC is based in New York and supplies trusses and wall panels to customers from western New York to Maine and Delaware. Precision Design provides finish work installation services in the Boise, Idaho area.

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

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended June 30, 2026, and June 30, 2025:

	Total Acquisitions
	2026	2025
	(in thousands)
Cash and cash equivalents	$—	$2,785
Accounts receivable	—	48,378
Other receivables	—	6,842
Inventories	6,336	66,244
Other current assets	6	766
Property, plant and equipment	2,817	192,131
Operating lease right-of-use assets	1,254	11,646
Finance lease right-of-use assets	—	286
Intangible assets	9,631	305,986
Other assets	—	262
Total assets	20,044	635,326

Accounts payable	16	14,512
Accrued liabilities	—	18,196
Contract liabilities	380	6,380
Operating lease liabilities	1,254	11,646
Finance lease liabilities	—	286
Total liabilities	1,650	51,020

Goodwill	12,617	310,349
Total purchase consideration	31,011	894,655
Accrued contingent consideration and purchase price adjustments	(5,104)	(6,344)
Less: cash acquired	—	(2,785)
Total cash consideration	$25,907	$885,526

3. Revenue

The following table disaggregates our net sales by product category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Manufactured products	$831,622	$959,349	$1,566,208	$1,813,232
Windows, doors and millwork	954,610	1,050,742	1,808,574	1,994,837
Specialty building products and services	1,036,890	1,092,342	1,890,276	1,980,959
Lumber and lumber sheet goods	1,039,426	1,131,631	1,884,567	2,102,532
Net sales	$3,862,548	$4,234,064	$7,149,625	$7,891,560

As our product category alignment continues to be refined, we have reclassified prior periods’ net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for manufactured products, windows, doors and millwork, specialty building products and services, and lumber and lumber sheet goods was 0.7%, 2.0%, -2.3%, and -0.1%, respectively, for the three months ended June 30, 2025 and 0.5%, 1.8%, -2.1%, and -0.2%, respectively, for the six months ended June 30, 2025.

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

Through June 30, 2026, and 2025, we recognized as revenue approximately 85% and 84% of the contract liabilities balances outstanding as of December 31, 2025, and 2024, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(3,900)	$185,031	$(51,314)	$281,335

Denominator:
Weighted average shares outstanding, basic	107,564	110,922	108,710	112,291
Dilutive effect of options and RSUs	—	274	—	468
Weighted average shares outstanding, diluted	107,564	111,196	108,710	112,759

Net income (loss) per share:
Basic	$(0.04)	$1.67	$(0.47)	$2.51
Diluted	$(0.04)	$1.66	$(0.47)	$2.50

Antidilutive and contingent RSUs excluded from diluted EPS	1,265	767	1,186	427

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2025 (1)	$4,137,377
Acquisitions	12,617
Balance as of June 30, 2026 (1)	$4,149,994

(1) Goodwill is presented net of historical accumulated impairment losses of $44.6 million.

In 2026, the change in the carrying amount of goodwill is attributable to the acquisitions completed during the period. The amount allocated to goodwill is attributable to the assembled workforce, synergies, and expected growth from the expanded product and service offerings of the acquisitions. The goodwill recognized from the current year acquisitions is expected to be deductible and amortized ratably over a 15-year period for tax purposes.

As a result of the division realignment discussed in Note 1, the Company reassessed its reporting unit structure and determined that the division realignment resulted in a change in the composition of its reporting units. Accordingly, goodwill was reassigned to the affected reporting units using a relative fair value approach. In connection with the realignment, the Company performed qualitative impairment assessments both before and after the change in reporting unit structure. For each assessment, the Company evaluated all relevant events or circumstances that could impact estimates for fair value and determined it was more likely than not that the fair value of each reporting unit exceeded their carrying amount and that no impairment existed as of June 30, 2026.

6. Intangible Assets

The following table presents intangible assets as of:

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,399,989	$(1,416,480)	$2,583,516	$(1,474,467)
Developed technology	95,100	(51,311)	95,600	(46,503)
Trade names	57,450	(37,649)	74,950	(51,717)
Non-compete agreements	11,200	(9,804)	13,050	(10,636)
Total intangible assets	$2,563,739	$(1,515,244)	$2,767,116	$(1,583,323)

In connection with the current year acquisitions, we recorded customer relationship intangible assets of $9.6 million, with a useful life of 2.0 years. The fair value of the acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and six months ended June 30, 2026, we recorded amortization expense in relation to the above-listed intangible assets of $72.1 million and $144.9 million, respectively. During the three and six months ended June 30, 2025, we recorded amortization expense in relation to the above-listed intangible assets of $73.9 million and $147.2 million, respectively.

During the second quarter of 2026, as part of the Company’s reorganization disclosed in Note 1, we derecognized certain intangible assets, including customer relationships, developed technology, trade names, and non-compete agreements as they were fully amortized, resulting in a decrease in the gross carrying amount of the intangible assets and the related accumulated amortization. The derecognition had no impact on net income (loss), stockholders’ equity, or cash flows.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2026 (from July 1, 2026)	$136,338
2027	220,981
2028	163,613
2029	103,000
2030	83,280
Thereafter	341,283
Total future intangible amortization expense	$1,048,495

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued payroll and other employee related expenses	$158,558	$241,870
Self-insurance reserves	90,450	95,194
Accrued business and other taxes	82,867	68,071
Accrued interest	63,487	63,202
Accrued rebates payable	30,132	33,125
Accrued professional service fees	17,407	26,928
Other	37,962	37,935
Total accrued liabilities	$480,863	$566,325

8. Long-Term Debt

Long-term debt consisted of the following as of:

	June 30, 2026	December 31, 2025
	(in thousands)
Revolving credit facility (1)	$165,000	$—
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	1,000,000
6.75% 2035 notes	750,000	750,000
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	166,565	183,891
Finance lease obligations	821	1,155
	4,632,386	4,485,046
Unamortized debt discount/premium and debt issuance costs	(41,072)	(43,679)
	4,591,314	4,441,367
Less: current maturities of long-term debt	11,923	14,334
Long-term debt, net of current maturities, discounts and issuance costs	$4,579,391	$4,427,033

(1) The weighted average interest rate was 4.7% as of June 30, 2026.

The Company’s Revolving Facility and outstanding senior unsecured notes are discussed in more detail in our 2025 Form 10-K.

Fair Value

As of June 30, 2026, and December 31, 2025, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our Revolving Facility, 4.25% senior notes due 2032 (the “4.25% 2032 Notes”), 6.375% senior notes due 2034 (the “6.375% 2034 Notes”), 6.75% senior notes due 2035 (the “6.75% 2035 Notes”), 6.375% senior notes due 2032 (the “6.375% 2032 Notes”), and 5.00% senior notes due 2030 (the “5.00% 2030 Notes”), at amortized cost.

The following table presents the fair value of each such series of notes as of June 30, 2026, which was determined using Level 2 inputs based on market prices:

(in thousands)
4.25% 2032 notes	$1,205,750
6.375% 2034 notes	1,005,000
6.75% 2035 notes	761,250
6.375% 2032 notes	707,875
5.00% 2030 notes	537,625

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2026.

9. Employee Stock-Based Compensation

2026 Equity Incentive Plan

On May 14, 2026, the Company’s stockholders approved the Builders FirstSource, Inc. 2026 Equity Incentive Plan (the “2026 Plan”). Under the 2026 Plan, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), other stock-based awards, and cash-based awards. As of June 30, 2026, the Company had reserved 3.6 million shares of common stock for the grant of awards under the 2026 Plan, subject to adjustment as provided by the 2026 Plan, and less one share for every one share subject to an award granted under the Builders FirstSource, Inc. 2014 Incentive Plan (the “2014 Plan”) after March 1, 2026 and prior to May 14, 2026. All shares under the 2026 Plan may be made subject to options, SARs, or full value stock awards. Stock options and SARs granted under the 2026 Plan may not have a term exceeding 10 years from the date of grant. The 2026 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2026 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2026 Plan shall be determined by our board of directors’ compensation committee (or the board of directors if so determined by the board of directors). Awards granted under the 2026 Plan generally vest ratably over a three-year period or cliff vest after a period of three years. As of June 30, 2026, 2.5 million shares were available for issuance under the 2026 Plan. If it is assumed that shares will be issued at the target vesting amount (rather than at maximum potential payout) for outstanding RSUs with variable payout provisions, an additional 0.3 million shares would be included in the shares available for future issuance under the 2026 Plan.

Employee Stock Purchase Plan

On May 14, 2026, the Company’s stockholders approved the Builders FirstSource, Inc. Employee Stock Purchase Plan (the “ESPP”). Eligible employees may purchase shares through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. A total of 2.5 million shares have been reserved for issuance under the ESPP. The initial offering period under the ESPP commences during the third quarter of 2026. No shares had been purchased or issued under the ESPP as of June 30, 2026.

Time Based Restricted Stock Unit Grants

In the first six months of 2026, our board of directors granted 575,000 RSUs to employees under the 2014 Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $89.18 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first six months of 2026, our board of directors granted 218,500 RSUs to employees under the 2014 Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (the “performance condition”) and continued employment during the performance period (the “service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (the “market condition”). The grant date fair value for these RSUs, with consideration of the market condition, was $88.88 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Discrete federal research and development credits, including non-cash settlement agreement	83.8	—	(802.5)	—
State income taxes, net of federal income tax	3.2	2.4	1.0	2.4
Stock-based compensation windfall/shortfall	0.7	(0.7)	(50.7)	(1.4)
Permanent differences and other	(1.3)	—	(6.4)	(0.4)
Effective tax rate for continuing operations	107.4%	22.7%	(837.6)%	21.6%

During the three months ended June 30, 2026, the Company entered into a settlement agreement with the Internal Revenue Service (the “IRS”) regarding the treatment of certain research and development expenses claimed in prior years. As a result of the settlement agreement, the Company recognized a discrete income tax expense of approximately $43.9 million during the quarter. The settlement agreement did not result in a current period cash payment, as the Company had previously remitted cash tax payments in excess of the amounts claimed in prior years and ultimately due under the settlement agreement. A comparison of the Company’s effective tax rate for the three months ended June 30, 2026, to the three months ended June 30, 2025, is not meaningful due to the impact of the discrete settlement agreement relative to the amount of income earned. For the six months ended June 30, 2026, the Company had a loss before income taxes with income tax expense, primarily from the impact of the discrete settlement agreement, therefore a comparison of the effective tax rate to the six months ended June 30, 2025, is not meaningful.

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

On July 4, 2025, H.R.1 - One Big Beautiful Bill was enacted into law (the “Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company’s deferred income tax liabilities as of June 30, 2026, and December 31, 2025, were $238.2 million and $178.0 million, respectively. The increase was primarily due to the bonus depreciation and domestic research cost expensing elements of the Act. The Act did not have a material impact on our income tax expense for the period ended June 30, 2026, and we do not expect it to materially change our effective income tax rate for the year ending December 31, 2026. We anticipate the Act will have a material impact on our future financial results including cash flows. The permanent extension of 100% bonus depreciation and reinstatement of domestic research cost expensing are anticipated to reduce our cash tax payments in current and future years, and to increase our operating cash flows.

11. Commitments and Contingencies

As of June 30, 2026, we had outstanding letters of credit totaling $76.0 million under our Revolving Facility that principally support our self-insurance programs.

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

12. Significant Segment Expenses

As discussed in Note 1, during the second quarter of 2026, the Company reorganized the structure of its internal organization from three geographical divisions (East, Central, and West) to two geographical divisions (East and West), which represent the Company’s operating segments. We aggregate our two operating segments into one reportable segment in accordance with GAAP.

The primary measures reviewed by the CODM, including revenue, gross margin, and income (loss) before income taxes, are shown in these condensed consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income (loss) before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these condensed consolidated financial statements. Compensation and benefits, which are reported within selling, general, and administrative expenses in these condensed consolidated financial statements, were $0.5 billion and $0.6 billion for the three months ended June 30, 2026 and 2025, respectively, and $1.1 billion for both six month periods ended June 30, 2026 and 2025. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these condensed consolidated financial statements. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.

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

COMPANY OVERVIEW

We are a leading provider of building materials for professional builders in new residential construction and repair and remodeling. We deliver integrated homebuilding solutions by manufacturing, supplying, and installing a full range of structural and related building products. The Company operates approximately 565 locations in 43 states across the United States, which are internally organized into two geographic operating divisions (East and West), which represent the Company’s operating segments. Due to the similar economic characteristics, categories of products, distribution methods and customers, our two operating segments are aggregated into one reportable segment.

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

RECENT DEVELOPMENTS

Business Combinations

Through June 30, 2026, we completed the acquisitions of PBC and Precision Design for an aggregate purchase price of approximately $31.0 million. Among other opportunities, these acquisitions further expand our market footprint and provide additional operations in our value-added product categories. These transactions are described in further detail in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Company Shares Repurchases

During the six months ended June 30, 2026, the Company repurchased 3.3 million shares at a weighted average price of $92.25 per share, for a total cost of $302.9 million, inclusive of applicable fees and taxes. On April 29, 2026, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock, inclusive of the approximately $200.0 million remaining under the Company’s prior April 2025 $500.0 million share repurchase authorization.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 372 thousand for the second quarter of 2026, a decrease of 0.7% compared to the second quarter of 2025. Actual U.S. single-family starts for the second quarter of 2026 were 253 thousand, representing a decrease of 4.2%, compared to the second quarter of 2025.

A composite of third-party sources, including the National Association of Home Builders and John Burns Research and Consulting, are forecasting approximately 1.3 million U.S. total housing starts and 910 thousand U.S. single-family housing starts for 2026. These forecasts represent decreases of 2.3% and 3.2%, respectively, compared to 2025 housing starts data, as reported by the U.S. Census Bureau.

Notwithstanding these headwinds, we believe the housing industry’s long-term outlook is positive and that it remains underbuilt due to growth in the underlying demographics relative to historical new construction levels. However, consumer confidence and macroeconomic uncertainty, including domestic and global conditions, fluctuations in interest rates, stock market volatility, and the impact of changes in tariffs and inflation, have adversely impacted, and may continue to adversely impact near-term housing industry demand as homes are less affordable for consumers, investors, and builders. Despite these challenges, we believe we are well-positioned to grow and capture market share as industry conditions improve in the long term. Our focus remains on managing the business through this cycle by maintaining disciplined working capital practices, including closely monitoring the credit exposure of our customers, maintaining appropriate inventory levels, and working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income (loss) items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9%	69.3%	71.8%	69.4%
Gross margin	28.1%	30.7%	28.2%	30.6%
Selling, general and administrative expenses	24.8%	23.3%	26.2%	24.3%
Income from operations	3.3%	7.4%	2.0%	6.3%
Interest expense, net	1.9%	1.7%	2.1%	1.7%
Income tax expense	1.5%	1.3%	0.6%	1.0%
Net income (loss)	(0.1)%	4.4%	(0.7)%	3.6%

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Net Sales. Net sales for the three months ended June 30, 2026, were $3.9 billion, an 8.8% decrease from net sales of $4.2 billion for the three months ended June 30, 2025. Core organic sales decreased net sales by 7.0%, primarily due to a lower housing starts environment and related headwinds, while commodity price deflation decreased net sales by another 2.7%. These decreases were partially offset by an increase in net sales from acquisitions of 0.9%.

The following table shows net sales classified by product category:

	Three Months Ended June 30,
	2026		2025
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$831.6	21.5%	$959.3	22.7%	(13.3)%
Windows, doors and millwork (1)	954.6	24.7%	1,050.7	24.8%	(9.1)%
Specialty building products and services	1,036.9	26.9%	1,092.5	25.8%	(5.1)%
Lumber and lumber sheet goods	1,039.4	26.9%	1,131.6	26.7%	(8.1)%
Net sales	$3,862.5	100.0%	$4,234.1	100.0%	(8.8)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to a lower single-family housing starts environment and commodity price deflation, partially offset by an increase in net sales from acquisitions. Our windows, doors and millwork and specialty building products and services net sales decreased primarily due to decreased single-family activity resulting from a lower housing starts environment, partially offset by an increase in net sales from acquisitions. Our lumber and lumber sheet goods category decreased primarily due to commodity price deflation and a lower single-family housing starts environment, partially offset by an increase in net sales from acquisitions.

Gross Margin. Gross margin decreased $0.2 billion to $1.1 billion. Our gross margin percentage decreased to 28.1% in the second quarter of 2026 from 30.7% in the second quarter of 2025, a 2.6% decrease. This decrease was primarily driven by a lower housing starts environment and related headwinds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $29.5 million, or 3.0%, primarily due to lower variable compensation resulting from decreased net sales and lower wages as a result of cost saving actions, partially offset by expenses from our ongoing enterprise resource planning system implementation and higher fuel costs.

As a percentage of net sales, selling, general and administrative expenses increased to 24.8%, up from 23.3%, for the three months ended June 30, 2026 and 2025, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $76.1 million in the second quarter of 2026, an increase of $4.1 million from the second quarter of 2025. The increase was primarily due to additional interest expense from purchase options exercised related to other finance obligations.

Income Tax Expense. We recorded income tax expense of $56.3 million and $54.3 million in the second quarters of 2026 and 2025, respectively. The increase in the tax expense was primarily driven by a settlement agreement with the IRS regarding the treatment of certain research and development expenses claimed in prior years. As a result of the settlement agreement, we recognized a discrete income tax expense of approximately $43.9 million in the current year period, which significantly increased income tax expense and our effective tax rate. Excluding the impact of the settlement agreement, income tax expense decreased primarily as a result of a decrease in income before income taxes in the current period. Our effective tax rate was 107.4% in the second quarter of 2026, compared to 22.7% in the second quarter of 2025.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Net Sales. Net sales for the six months ended June 30, 2026, were $7.1 billion, a 9.4% decrease from net sales of $7.9 billion for the six months ended June 30, 2025. Core organic sales decreased net sales by 7.5%, primarily due to a lower housing starts environment and related headwinds, while commodity price deflation decreased net sales by another 3.0%. These decreases were partially offset by increased net sales from acquisitions of 1.1%.

The following table shows net sales classified by product category:

	Six Months Ended June 30,
	2026		2025
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$1,566.2	21.9%	$1,813.2	23.0%	(13.6)%
Windows, doors and millwork (1)	1,808.6	25.3%	1,994.8	25.3%	(9.3)%
Specialty building products & services	1,890.2	26.4%	1,981.1	25.1%	(4.6)%
Lumber & lumber sheet goods	1,884.6	26.4%	2,102.5	26.6%	(10.4)%
Net sales	$7,149.6	100.0%	$7,891.6	100.0%	(9.4)%
(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to a lower single-family housing starts environment and commodity price deflation, partially offset by an increase in net sales from acquisitions. Our windows, doors and millwork and specialty building products and services net sales decreased primarily due to decreased single-family activity resulting from a lower housing starts environment, partially offset by an increase in net sales from acquisitions. Our lumber and lumber sheet goods category decreased primarily due to commodity price deflation and a lower single-family housing starts environment, partially offset by an increase in net sales from acquisitions.

Gross Margin. Gross margin decreased $0.4 billion to $2.0 billion, and our gross margin percentage decreased to 28.2% for the six months ended June 30, 2026, from 30.6% in the six months ended June 30, 2025, a 2.4% decrease. This decrease was primarily driven by a lower housing starts environment and related headwinds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $47.8 million, or 2.5%. This decrease was primarily due to lower variable compensation resulting from decreased net sales and lower wages as a result of cost saving actions, partially offset by additional operating expenses from locations acquired within the last twelve months and expenses from our ongoing enterprise resource planning system implementation.

As a percentage of net sales, selling, general and administrative expenses increased to 26.2% up from 24.3% for the six months ended June 30, 2026 and 2025, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $150.5 million in the six months ended June 30, 2026, an increase of $13.6 million from the six months ended June 30, 2025. Interest expense increased primarily due to additional interest expense from purchase options exercised related to other finance obligations.

Income Tax Expense. We recorded income tax expense of $45.8 million and $77.5 million for the six months ended June 30, 2026 and 2025, respectively. Current period tax expense was primarily driven by a settlement agreement with the IRS regarding the treatment of certain research and development expenses claimed in prior years. As a result of the settlement agreement, we recognized a discrete income tax expense of approximately $43.9 million in the current year period, which significantly increased income tax expense and decreased our effective tax rate. Excluding the impact of the settlement agreement, income tax expense decreased primarily as a result of a net loss before income taxes in 2026 compared to net income in 2025. Due to the Company’s loss before income taxes and the recognition of the discrete tax expense associated with the IRS settlement agreement, the effective tax rate for the six months ended June 30, 2026 is not meaningful and not comparable to the effective tax rate of 21.6% for the six months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at June 30, 2026, consist of cash on hand and borrowing availability under our Revolving Facility.

Our Revolving Facility is primarily used for working capital, general corporate purposes and funding capital expenditures and growth opportunities. In addition, we may use borrowings under the Revolving Facility to facilitate debt repayment and consolidation, invest in strategic acquisitions, and fund share repurchases. Availability under the Revolving Facility is determined by a borrowing base. Our borrowing base consists of accounts receivable, inventory, and qualified cash that all meet specific criteria contained within the credit agreement, minus agent-specified reserves. Net excess borrowing availability is equal to the maximum borrowing amount minus outstanding borrowings and letters of credit.

The following table shows our borrowing base and excess availability as of:

	June 30, 2026	December 31, 2025
	(in millions)
Accounts receivable availability	$909.8	$686.2
Inventory availability	910.4	804.2
Gross availability	1,820.2	1,490.4
Less:
Agent-specified reserves	(59.4)	(42.6)
Plus:
Cash in qualified accounts	40.0	159.1
Borrowing base	1,800.8	1,606.9
Aggregate revolving commitments	2,200.0	2,200.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,800.8	1,606.9
Less:
Outstanding borrowings	(165.0)	—
Letters of credit	(76.0)	(79.6)
Net excess borrowing availability on revolving facility	$1,559.8	$1,527.3

As of June 30, 2026, we had $165.0 million outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was $1.6 billion after being reduced by outstanding letters of credit totaling $76.0 million. Excess availability must equal or exceed a minimum specified amount, currently $180.1 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at June 30, 2026.

Liquidity

Our liquidity at June 30, 2026, was $1.6 billion, consisting of approximately $1.5 billion in net borrowing availability under the Revolving Facility and $0.1 billion cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $155.5 million for the six months ended June 30, 2026, compared to cash provided by operating activities of $473.4 million for the six months ended June 30, 2025. The decrease in cash provided by operating activities was primarily driven by a net loss in the current period compared to net income in the prior year period, partially offset by an increase in deferred income tax liabilities and a decrease in net working capital in the first six months of 2026.

For the six months ended June 30, 2026, cash used in investing activities decreased $952.4 million compared to the six months ended June 30, 2025, primarily due to $859.6 million less cash used for acquisitions.

Cash used in financing activities was $164.5 million for the six months ended June 30, 2026, which consisted primarily of using $303.5 million for repurchases of common stock, partially offset by $165.0 million in net borrowings on the Revolving Facility. Cash provided by financing activities was $519.5 million for the six months ended June 30, 2025, which consisted primarily of a net $739.3 million received for the issuance of the 6.75% 2035 Notes, and $233.0 million net borrowings on the Revolving Facility, offset by $414.0 million for repurchases of common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is discussed in Note 1 to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $1.7 million additional interest expense annually based on our $165.0 million in outstanding borrowings as of June 30, 2026. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Our 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes, bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of June 30, 2026, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no material changes to the risk factors reported in Part I, “Item 1A. Risk Factors” in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the second quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1, 2026 — April 30, 2026	24,328	$88.50	—	$500,000,000
May 1, 2026 — May 31, 2026	—	—	—	500,000,000
June 1, 2026 — June 30, 2026	2,842	77.77	—	500,000,000
Total	27,170	$87.38	—	$500,000,000

(1)
On April 29, 2026, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock, inclusive of the approximately $200.0 million remaining under the Company’s April 2025 $500.0 million share repurchase authorization.

In the second quarter of 2026, the Company did not repurchase or retire shares pursuant to the share repurchase plan authorized by our board of directors. The 27,170 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b-5 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Executive Officer and Pete R. Beckmann as Chief Financial Officer

10.1

Builders FirstSource, Inc. 2026 Equity Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2026)

10.2

Builders FirstSource, Inc. Employee Stock Purchase Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2026)

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on July 30, 2026 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL.

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

July 30, 2026

/s/ PETE R. BECKMANN
Pete R. Beckmann
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

July 30, 2026

/s/ MATTHEW TRESTER
Matthew Trester
Vice President and Controller
(Principal Accounting Officer)

July 30, 2026