Form 10-Q
period 2026-09-30
Builders FirstSource, Inc.
filed 2026-10-29
CIK 1316835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the issuer’s common stock, par value $0.01, outstanding as of October 23, 2026, was 107,606,319.

BUILDERS FIRSTSOURCE, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Net sales	$3,854,048	$3,941,190	$11,003,672	$11,832,750
Cost of sales	2,781,792	2,741,707	7,915,663	8,218,985
Gross margin	1,072,256	1,199,483	3,088,009	3,613,765
Selling, general and administrative expenses	973,165	970,715	2,843,896	2,889,269
Income from operations	99,091	228,768	244,113	724,496
Interest expense, net	72,244	69,258	222,740	206,139
Income before income taxes	26,847	159,510	21,373	518,357
Income tax expense (benefit)	(33,562)	37,126	12,278	114,638
Net income	$60,409	$122,384	$9,095	$403,719

Net income per share:
Basic	$0.56	$1.11	$0.08	$3.61
Diluted	$0.56	$1.10	$0.08	$3.60
Weighted average common shares:
Basic	107,598	110,547	108,335	111,703
Diluted	107,635	110,930	108,466	112,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except par value amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$55,012	$181,753
Accounts receivable, less allowances of $43,753 and $42,511, respectively	1,298,656	1,061,011
Other receivables	342,993	330,013
Inventories, net	1,241,128	1,094,684
Contract assets	151,509	133,011
Other current assets	137,133	126,811
Total current assets	3,226,431	2,927,283
Property, plant and equipment, net	2,128,983	2,204,184
Operating lease right-of-use assets, net	620,519	622,188
Goodwill	4,166,201	4,137,377
Intangible assets, net	988,594	1,183,793
Deferred income taxes	31,154	23,000
Other assets, net	172,793	139,705
Total assets	$11,334,675	$11,237,530
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900,192	$714,710
Accrued liabilities	547,613	566,325
Contract liabilities	181,883	168,440
Current portion of operating lease liabilities	114,887	111,132
Current maturities of long-term debt	4,114	14,334
Total current liabilities	1,748,689	1,574,941
Noncurrent portion of operating lease liabilities	546,388	547,772
Long-term debt, net of current maturities, discounts and issuance costs	4,615,050	4,427,033
Deferred income taxes	186,570	177,975
Other long-term liabilities	156,965	157,558
Total liabilities	7,253,662	6,885,279
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized; zero shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000 shares authorized; 107,603 and 110,585 shares issued and outstanding, respectively	1,076	1,106
Additional paid-in capital	4,023,428	4,197,279
Retained earnings	56,509	153,866
Total stockholders’ equity	4,081,013	4,352,251
Total liabilities and stockholders’ equity	$11,334,675	$11,237,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities:
Net income	$9,095	$403,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	447,167	440,090
Deferred income taxes	441	23,876
Stock-based compensation expense	36,484	46,800
Other non-cash adjustments	7,613	(5,625)
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Receivables	(229,466)	10,160
Inventories, net	(122,131)	103,616
Contract assets	(15,917)	2,615
Other current assets	(8,772)	(3,731)
Other assets and liabilities	18,193	(21,772)
Accounts payable	178,060	77,263
Accrued liabilities	(31,799)	(65,368)
Contract liabilities	13,063	9,449
Net cash provided by operating activities	302,031	1,021,092
Cash flows from investing activities:
Cash used for acquisitions, net of cash acquired	(116,678)	(904,515)
Purchases of property, plant and equipment	(157,430)	(274,531)
Proceeds from sale of property, plant and equipment	6,274	18,408
Cash used for equity investments	(27,578)	(1,330)
Net cash used in investing activities	(295,412)	(1,161,968)
Cash flows from financing activities:
Borrowings under revolving credit facility	1,033,000	4,058,000
Repayments under revolving credit facility	(836,000)	(4,058,000)
Proceeds from long-term debt and other loans	—	750,000
Repayments of long-term debt and other loans	(8,848)	(2,151)
Payments of loan costs	—	(19,861)
Payments of acquisition-related deferred and contingent consideration	(4,047)	(3,425)
Tax withholdings on and exercises of equity awards	(13,946)	(27,191)
Repurchase of common stock	(303,519)	(413,958)
Net cash (used in) provided by financing activities	(133,360)	283,414
Net change in cash and cash equivalents	(126,741)	142,538
Cash and cash equivalents at beginning of period	181,753	153,624
Cash and cash equivalents at end of period	$55,012	$296,162

Supplemental disclosures of cash flow information:
Cash paid for interest	$230,109	$205,872
Cash paid for income taxes	6,369	72,760
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating lease obligations	$73,220	$79,099
Accrued consideration for acquisitions	12,593	6,277
Accrued purchases of property, plant and equipment	5,107	8,164
Accrued excise tax on repurchases of common stock	2,806	3,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Retained Earnings
(in thousands)	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Total
Balance at December 31, 2024	113,578	$1,136	$4,271,269	$24,065	$4,296,470
Vesting of restricted stock units	376	4	(4)	—	—
Stock-based compensation expense	—	—	14,238	—	14,238
Repurchase of common stock (1)	(97)	(1)	—	(12,749)	(12,750)
Exercise of stock options	9	—	77	—	77
Shares withheld for restricted stock units vested	(140)	(2)	(20,177)	—	(20,179)
Net income	—	—	—	96,304	96,304
Balance at March 31, 2025	113,726	1,137	4,265,403	107,620	4,374,160
Vesting of restricted stock units	166	2	(2)	—	—
Stock-based compensation expense	—	—	16,160	—	16,160
Repurchase of common stock (1)(3)	(3,305)	(33)	(98,172)	(292,651)	(390,856)
Exercise of stock options	5	—	69	—	69
Shares withheld for restricted stock units vested	(55)	(1)	(6,471)	—	(6,472)
Net income	—	—	—	185,031	185,031
Balance at June 30, 2025	110,537	1,105	4,176,987	—	4,178,092
Vesting of restricted stock units	19	1	(1)	—	—
Stock-based compensation expense	—	—	16,402	—	16,402
Exercise of stock options	2	—	29	—	29
Shares withheld for restricted stock units vested	(6)	—	(718)	—	(718)
Net income	—	—	—	122,384	122,384
Balance at September 30, 2025	110,552	$1,106	$4,192,699	$122,384	$4,316,189

Balance at December 31, 2025	110,585	$1,106	$4,197,279	$153,866	$4,352,251
Vesting of restricted stock units	341	3	(3)	—	—
Stock-based compensation expense	—	—	13,628	—	13,628
Repurchase of common stock (2)(3)	(3,283)	(33)	(196,388)	(106,452)	(302,873)
Exercise of stock options	2	—	21	—	21
Shares withheld for restricted stock units vested	(127)	(1)	(11,392)	—	(11,393)
Net loss	—	—	—	(47,414)	(47,414)
Balance at March 31, 2026	107,518	1,075	4,003,145	—	4,004,220
Vesting of restricted stock units	102	1	(1)	—	—
Stock-based compensation expense	—	—	7,210	—	7,210
Shares withheld for restricted stock units vested	(26)	—	(2,355)	—	(2,355)
Net loss	—	—	—	(3,900)	(3,900)
Balance at June 30, 2026	107,594	1,076	4,007,999	(3,900)	4,005,175
Vesting of restricted stock units	12	—	—	—	—
Stock-based compensation expense	—	—	15,646	—	15,646
Shares withheld for restricted stock units vested	(3)	—	(217)	—	(217)
Net income	—	—	—	60,409	60,409
Balance at September 30, 2026	107,603	$1,076	$4,023,428	$56,509	$4,081,013

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

BUILDERS FIRSTSOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

Builders FirstSource, Inc., a Delaware corporation formed in 1998, is a leading supplier of building materials, manufactured components and construction services to professional contractors, sub-contractors, and consumers. The Company operates approximately 575 locations in 43 states across the United States. In this quarterly report, references to the “Company,” “we,” “our,” “ours” or “us” refer to Builders FirstSource, Inc. and its consolidated subsidiaries unless otherwise stated or the context otherwise requires.

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

Cloud Computing Arrangements

We assess cloud computing arrangements to determine whether the contract meets the definition of a service contract or conveys a software license. When cloud computing arrangements meet the definition of a service contract, we capitalize expenditures for implementation, set-up, and other upfront costs incurred. Once the implementation of a cloud computing arrangement is complete and ready for its intended use, we amortize the costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. We had capitalized costs, net of amortization, included in other current assets totaling $22.5 million as of September 30, 2026, and $21.8 million as of December 31, 2025. We had capitalized costs, net of amortization, included in other assets, net totaling $65.3 million as of September 30, 2026, and $80.6 million as of December 31, 2025. For the three and nine months ended September 30, 2026, we amortized $5.2 million and $15.5 million for these costs, respectively. During the three and nine months ended September 30, 2025, we amortized $4.8 million and $4.8 million for these costs, respectively. The amortized expenses are included in selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is equal to net income for all periods presented.

Equity Investments

On August 25, 2026, the Company announced a strategic investment in Digs, an AI-based platform serving the homebuilding industry, and participated as the solo lead investor on Digs' $25.3 million Series A financing. The investment aligns with the Company’s strategy of supporting innovation and technology solutions in the residential construction industry.

The Company’s equity investments are accounted for using equity method accounting and are included in other assets, net in the accompanying Condensed Consolidated Balance Sheets.

Reclassifications

The prior period revenue by product category amounts disclosed in Note 3 have been reclassified to conform to current year presentation. These reclassifications had no impact on net income, total assets and liabilities, stockholders’ equity or cash flows as previously reported.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The standard applies to costs incurred to develop or obtain software for internal use. ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will commence capitalizing eligible costs when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in ASU 2025-06 are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

2. Business Combinations

During the first nine months of 2026, we completed the acquisitions of (i) Premium Building Components, Inc. (“PBC”), (ii) Precision Design and Trim, LLC (“Precision Design”), (iii) Innovative Construction Group, LLC (“ICG”), and (iv) Gleckler, LLC, Gleckler & Sons Construction, LLC, Gleckler and Sons Engineering, LLC (collectively, “Gleckler and Sons”) for a combined total purchase consideration of approximately $129.3 million. PBC is based in New York and supplies trusses and wall panels to customers from western New York to Maine and Delaware. Precision Design provides finish work installation services in the Boise, Idaho area. ICG is an off-site solutions provider of wood framed construction serving customers in Florida, North Carolina, South Carolina, and Georgia. Gleckler and Sons serves home builder customers in central, northeast, and western Florida through a broad offering of lumber and building materials, prefabricated trusses, millwork solutions, and installation services.

During the first nine months of 2025, we completed the acquisitions of (i) Alpine Lumber Company (“Alpine Lumber”), (ii) O.C. Cluss Lumber Company (“Cluss Lumber”), (iii) Truckee Tahoe Lumber Company (“Truckee Tahoe”), and (iv) St. George Truss Company (“St. George Truss”) for a combined total purchase consideration of approximately $910.8 million, net of cash acquired. Alpine Lumber was the largest independently operated supplier of building materials in Colorado and northern New Mexico. Alpine Lumber serves the Colorado Front Range, western Colorado and northern New Mexico, providing a broad product range which includes prefabricated trusses and wall panels, and millwork. Cluss Lumber is a supplier of lumber and building materials to southwestern Pennsylvania, western Maryland and northern West Virginia. Truckee Tahoe is a supplier of lumber and building materials in the northern California and northwestern Nevada markets. St. George Truss manufactures trusses, serving builders in southern Utah and southern Nevada.

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

Pro forma financial information for the acquisitions discussed above for 2026 and 2025 is not presented as these acquisitions did not have a material impact on our results of operations, individually or in the aggregate for each respective period.

The following table summarizes the aggregate fair values of the assets acquired and liabilities assumed for acquisitions during the periods ended September 30, 2026, and September 30, 2025:

	Total Acquisitions
	2026	2025
	(in thousands)
Cash and cash equivalents	$—	$2,785
Accounts receivable	21,080	49,795
Other receivables	303	6,842
Inventories	24,313	67,670
Contract assets	2,581	—
Other current assets	1,324	766
Property, plant and equipment	48,753	193,816
Operating lease right-of-use assets	12,533	11,646
Finance lease right-of-use assets	—	286
Intangible assets	20,353	312,917
Other assets	—	262
Total assets	131,240	646,785

Accounts payable	6,960	14,512
Accrued liabilities	8,331	18,196
Contract liabilities	381	6,540
Operating lease liabilities	12,533	11,646
Finance lease liabilities	—	286
Other long-term liabilities	2,588	—
Total liabilities	30,793	51,180

Goodwill	28,824	317,972
Total purchase consideration	129,271	913,577
Accrued contingent consideration and purchase price adjustments	(12,593)	(6,277)
Less: cash acquired	—	(2,785)
Total cash consideration	$116,678	$904,515

3. Revenue

The following table disaggregates our net sales by product category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Manufactured products	$845,420	$869,936	$2,412,196	$2,683,167
Windows, doors and millwork	937,831	1,011,163	2,746,419	3,006,000
Specialty building products and services	1,034,297	1,070,599	2,922,547	3,051,559
Lumber and lumber sheet goods	1,036,500	989,492	2,922,510	3,092,024
Net sales	$3,854,048	$3,941,190	$11,003,672	$11,832,750

As our product category alignment continues to be refined, we have reclassified prior periods’ net sales by product category to conform to current period presentation. The impact to each of the prior periods’ net sales for manufactured products, windows, doors and millwork, specialty building products and services, and lumber and lumber sheet goods was 0.2%, 2.1%, -1.5%, and -0.6%, respectively, for the three months ended September 30, 2025 and -0.3%, 1.5%, 0.1%, and -1.2%, respectively, for the nine months ended September 30, 2025.

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

Through September 30, 2026, and 2025, we recognized as revenue substantially all of the contract liabilities balances outstanding as of December 31, 2025, and 2024, respectively.

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

The table below presents the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Numerator:
Net income	$60,409	$122,384	$9,095	$403,719

Denominator:
Weighted average shares outstanding, basic	107,598	110,547	108,335	111,703
Dilutive effect of options and RSUs	37	383	131	439
Weighted average shares outstanding, diluted	107,635	110,930	108,466	112,142

Net income per share:
Basic	$0.56	$1.11	$0.08	$3.61
Diluted	$0.56	$1.10	$0.08	$3.60

Antidilutive and contingent RSUs excluded from diluted EPS	1,134	118	805	323

5. Goodwill

The following table sets forth the changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2025 (1)	$4,137,377
Acquisitions	28,824
Balance as of September 30, 2026 (1)	$4,166,201

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

As a result of the division realignment discussed in Note 1, the Company reassessed its reporting unit structure during the second quarter of 2026 and determined that the division realignment resulted in a change in the composition of its reporting units. Accordingly, goodwill was reassigned to the affected reporting units using a relative fair value approach. In connection with the realignment, the Company performed qualitative impairment assessments both before and after the change in reporting unit structure. For each assessment, the Company evaluated all relevant events or circumstances that could impact estimates for fair value and determined it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no impairment existed as of the date of the realignment. The Company further evaluated whether any impairment triggering events or changes in circumstances occurred subsequent to the realignment through September 30, 2026, and determined that no such events or circumstances existed that would indicate potential impairment.

6. Intangible Assets

The following table presents intangible assets as of:

	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Customer relationships	$2,410,710	$(1,482,420)	$2,583,516	$(1,474,467)
Developed technology	95,100	(53,965)	95,600	(46,503)
Trade names	57,450	(39,353)	74,950	(51,717)
Non-compete agreements	11,200	(10,128)	13,050	(10,636)
Total intangible assets	$2,574,460	$(1,585,866)	$2,767,116	$(1,583,323)

In connection with the current year acquisitions, we recorded customer relationship intangible assets of $20.4 million, with a useful life of 2.5 years. The fair value of the acquired customer relationship intangible assets was primarily estimated by applying the multi-period excess earnings method, which involved the use of significant estimates and assumptions primarily related to forecasted revenue growth rates, gross margin, contributory asset charges, customer attrition rates, and market-participant discount rates. These measures are based on significant Level 3 inputs not observable in the market. Key assumptions developed based on the Company’s historical experience, future projections and comparable market data include future cash flows, long-term growth rates, attrition rates and discount rates.

During the three and nine months ended September 30, 2026, we recorded amortization expense in relation to the above-listed intangible assets of $70.6 million and $215.6 million, respectively. During the three and nine months ended September 30, 2025, we recorded amortization expense in relation to the above-listed intangible assets of $73.5 million and $220.7 million, respectively.

During the second quarter of 2026, in connection with the division realignment disclosed in Note 1, we derecognized certain intangible assets, including customer relationships, developed technology, trade names, and non-compete agreements as they were fully amortized, resulting in a decrease in the gross carrying amount of the intangible assets and the related accumulated amortization. The derecognition had no impact on net income, stockholders’ equity, or cash flows.

The following table presents the estimated amortization expense for intangible assets for the years ending December 31:

(in thousands)
2026 (from October 1, 2026)	$66,907
2027	224,555
2028	167,187
2029	105,382
2030	83,280
Thereafter	341,283
Total future intangible amortization expense	$988,594

7. Accrued Liabilities

Accrued liabilities consisted of the following as of:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued payroll and other employee related expenses	$223,406	$241,870
Self-insurance reserves	93,966	95,194
Accrued business and other taxes	91,463	68,071
Accrued interest	50,376	63,202
Accrued rebates payable	31,659	33,125
Accrued professional service fees	6,302	26,928
Other	50,441	37,935
Total accrued liabilities	$547,613	$566,325

8. Long-Term Debt

Long-term debt consisted of the following as of:

	September 30, 2026	December 31, 2025
	(in thousands)
Revolving credit facility (1)	$197,000	$—
4.25% 2032 notes	1,300,000	1,300,000
6.375% 2034 notes	1,000,000	1,000,000
6.75% 2035 notes	750,000	750,000
6.375% 2032 notes	700,000	700,000
5.00% 2030 notes	550,000	550,000
Other finance obligations	161,174	183,891
Finance lease obligations	730	1,155
	4,658,904	4,485,046
Unamortized debt discount/premium and debt issuance costs	(39,740)	(43,679)
	4,619,164	4,441,367
Less: current maturities of long-term debt	4,114	14,334
Long-term debt, net of current maturities, discounts and issuance costs	$4,615,050	$4,427,033

(1) The weighted average interest rate was 4.7% as of September 30, 2026.

The Company’s Revolving Facility and outstanding senior unsecured notes are discussed in more detail in our 2025 Form 10-K.

Fair Value

As of September 30, 2026, and December 31, 2025, the Company does not have any financial instruments that are measured at fair value on a recurring basis. We have elected to report the value of our Revolving Facility, 4.25% senior notes due 2032 (the “4.25% 2032 Notes”), 6.375% senior notes due 2034 (the “6.375% 2034 Notes”), 6.75% senior notes due 2035 (the “6.75% 2035 Notes”), 6.375% senior notes due 2032 (the “6.375% 2032 Notes”), and 5.00% senior notes due 2030 (the “5.00% 2030 Notes”) at amortized cost.

The following table presents the fair value of each such series of notes as of September 30, 2026, which was determined using Level 2 inputs based on market prices:

(in thousands)
4.25% 2032 notes	$1,147,250
6.375% 2034 notes	947,500
6.75% 2035 notes	712,500
6.375% 2032 notes	674,625
5.00% 2030 notes	523,875

We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2026.

9. Employee Stock-Based Compensation

2026 Equity Incentive Plan

On May 14, 2026, the Company’s stockholders approved the Builders FirstSource, Inc. 2026 Equity Incentive Plan (the “2026 Plan”). Under the 2026 Plan, the Company is authorized to grant awards in the form of incentive stock options, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), other stock-based awards, and cash-based awards. As of September 30, 2026, the Company had reserved 3.6 million shares of common stock for the grant of awards under the 2026 Plan, subject to adjustment as provided by the 2026 Plan, and less one share for every one share subject to an award granted under the Builders FirstSource, Inc. 2014 Incentive Plan (the “2014 Plan”) after March 1, 2026 and prior to May 14, 2026. All shares under the 2026 Plan may be made subject to options, SARs, or full value stock awards. Stock options and SARs granted under the 2026 Plan may not have a term exceeding 10 years from the date of grant. The 2026 Plan also provides that all awards will become fully vested and/or exercisable upon a change in control (as defined in the 2026 Plan) if those awards (i) are not assumed or equitably substituted by the surviving entity or (ii) have been assumed or equitably substituted by the surviving entity, and the grantee’s employment is terminated under certain circumstances. Other specific terms for awards granted under the 2026 Plan shall be determined by our board of directors’ compensation committee (or the board of directors if so determined by the board of directors). Awards granted under the 2026 Plan generally vest ratably over a three-year period or cliff vest after a period of three years. As of September 30, 2026, 2.5 million shares were available for issuance under the 2026 Plan. If it is assumed that shares will be issued at the target vesting amount (rather than at maximum potential payout) for outstanding RSUs with variable payout provisions, an additional 0.3 million shares would be included in the shares available for future issuance under the 2026 Plan.

Time Based Restricted Stock Unit Grants

In the first nine months of 2026, our board of directors granted 575,000 RSUs to employees under the 2014 Plan and 26,000 RSUs to employees under the 2026 Plan for which vesting is based solely on continuous employment over the requisite service period. These grants vest over a service period between one and three years. The weighted average grant date fair value for these RSUs was $88.53 per unit, which was based on the closing stock price on the respective grant dates.

Performance, Market and Service Condition Based Restricted Stock Unit Grants

In the first nine months of 2026, our board of directors granted 218,500 RSUs to employees under the 2014 Plan and 7,500 RSUs to employees under the 2026 Plan, which cliff vest on the third anniversary of the grant date based on the Company’s level of achievement of performance goals relating to return on invested capital over a three-year period (the “performance condition”) and continued employment during the performance period (the “service condition”). The total number of shares of common stock that may be earned from the performance condition ranges from zero to 200% of the RSUs granted. The number of shares earned from the performance condition may be further increased or decreased by 10% based on the Company’s total shareholder return relative to a peer group during the performance period (the “market condition”). The grant date fair value for these RSUs, with consideration of the market condition, was $88.88 per unit, which was determined using the Monte Carlo simulation model, applying the following assumptions:

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

Employee Stock Purchase Plan

On May 14, 2026, the Company’s stockholders approved the Builders FirstSource, Inc. Employee Stock Purchase Plan (the “ESPP”). A total of 2.5 million shares have been reserved for issuance under the ESPP. Eligible employees may purchase shares through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value of the Company’s common stock on the first or last day of the offering period. The initial offering period under the ESPP commenced on July 1, 2026 and ends on December 31, 2026. The grant date fair value of ESPP purchase rights issued during the period was $25.36 per share and was determined using the Black-Scholes option pricing model, applying the following assumptions:

Expected volatility	45.2%
Expected dividend yield	0.0%
Risk-free rate	4.0%

The expected volatility is based on the historical daily returns of our common stock over the most recent period equal to the measurement period. The expected dividend yield is based on our history of not paying regular dividends in the past and our current intention to not pay regular dividends in the foreseeable future. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant and has a term equal to the measurement period.

No shares had been purchased and issued under the ESPP as of September 30, 2026.

10. Income Taxes

A reconciliation of the statutory federal income tax rate to our effective rate for continuing operations is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statutory federal income tax rate	21.0%	21.0%	21.0%	21.0%
Discrete federal research and development credits, including non-cash settlement agreement	—	—	205.5	—
State income taxes, net of federal income tax	(137.8)	2.6	(173.3)	2.5
Stock-based compensation windfall/shortfall	2.0	(0.2)	15.5	(1.0)
Permanent differences and other	(10.2)	(0.1)	(11.3)	(0.4)
Effective tax rate for continuing operations	(125.0)%	23.3%	57.4%	22.1%

During the second quarter of 2026, the Company entered into a settlement agreement with the Internal Revenue Service (the “IRS”) regarding the treatment of certain research and development expenses claimed in prior years. As a result of the settlement agreement, the Company recognized a discrete income tax expense of approximately $43.9 million during the nine months ended September 30, 2026. The settlement agreement did not result in a current period cash payment, as the Company had previously remitted cash tax payments in excess of the amounts claimed in prior years and ultimately due under the settlement agreement. A comparison of the Company’s effective tax rate for the nine months ended September 30, 2026, to the nine months ended September 30, 2025, is not meaningful due to the impact of the discrete settlement agreement relative to the amount of income earned, as well as losses before income taxes incurred by certain subsidiaries in the current year period. A comparison of the Company’s effective tax rate for the three months ended September 30, 2026, to the three months ended September 30, 2025, is not meaningful due to losses before income taxes incurred by certain subsidiaries in the current year period, as well as lower consolidated income before income taxes.

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

On July 4, 2025, H.R.1 - One Big Beautiful Bill was enacted into law (the “Act”). The Act makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Act did not have a material impact on our income tax expense for the three and nine months ended September 30, 2026 and 2025, respectively, and we do not expect it to materially change our effective income tax rate for the year ending December 31, 2026. We anticipate the Act will have a material impact on our future financial results including cash flows. The permanent extension of 100% bonus depreciation and reinstatement of domestic research cost expensing are anticipated to reduce our cash tax payments in current and future years, and to increase our operating cash flows.

11. Commitments and Contingencies

As of September 30, 2026, we had outstanding letters of credit totaling $75.6 million under our Revolving Facility that principally support our self-insurance programs.

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

The primary measures reviewed by the CODM, including revenue, gross margin, and income before income taxes, are shown in these condensed consolidated financial statements. The CODM uses these measures to assess performance for the reportable segment and to decide how to allocate resources. Gross margin and income before income taxes are driven by the segment’s significant expense items of cost of sales and compensation and benefits, as well as other segment items. Cost of sales is shown in these condensed consolidated financial statements. Compensation and benefits, which are reported within selling, general, and administrative expenses in these condensed consolidated financial statements, were $0.5 billion and $0.6 billion for the three months ended September 30, 2026 and 2025, respectively, and $1.6 billion and $1.7 billion for the nine months ended September 30, 2026 and 2025, respectively. Other segment items are substantially all the remaining selling, general, and administrative expenses reported in these condensed consolidated financial statements. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets.

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

Cautionary Statement

Statements in this report and the schedules hereto that are not purely historical facts or that necessarily depend upon future events, including statements about expected market share gains, forecasted financial performance, industry and business outlook, including single and multifamily housing starts and repair and remodel activity, capital allocation, acquisitions and integration, or other statements about anticipations, beliefs, expectations, hopes, intentions or strategies for the future, may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Readers are cautioned not to place undue reliance on forward-looking statements. In addition, oral statements made by the Company’s directors, officers and employees to the investor and analyst communities, media representatives and others, depending upon their nature, may also constitute forward-looking statements. All forward-looking statements are based upon currently available information and the Company’s current assumptions, expectations and projections about future events. Forward-looking statements are by nature inherently uncertain, and actual results or events may differ materially from the results or events described in the forward-looking statements as a result of many factors. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control or may be currently unknown to the Company, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements; such risks or uncertainties include those related to the Company’s growth strategies, including acquisitions and the integration of acquired businesses and realization of their anticipated benefits, organic growth and digital and technology strategies, including the Company’s ability to drive growth by incorporating artificial intelligence and machine learning solutions into its platform, or the dependence of the Company’s revenues and operating results on, among other things, the homebuilding industry and, to a lesser extent, repair and remodel activity, which in each case is dependent on economic conditions, including inflation, interest rates, home size and affordability, consumer confidence, labor and supply shortages, tariffs and duties, and also lumber and other commodity prices, as well as risks related to the Company’s level of indebtedness and ability to reduce leverage, the outcome of tax positions and settlements with taxing authorities, and the implementation of its enterprise resource planning system. The Company may not succeed in addressing these and other risks. Further information regarding the risk factors that could affect the Company’s financial and other results can be found in Part I, Item 1A, “Risk Factors” of the Company’s 2025 Form 10-K and may also be described from time to time in the other reports the Company files with the Securities and Exchange Commission. Consequently, all forward-looking statements in this report are qualified by the factors, risks and uncertainties contained therein. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

COMPANY OVERVIEW

We are a leading provider of building materials for professional builders in new residential construction and repair and remodeling. We deliver integrated homebuilding solutions by manufacturing, supplying, and installing a full range of structural and related building products. The Company operates approximately 575 locations in 43 states across the United States, which are internally organized into two geographic operating divisions (East and West), which represent the Company’s operating segments. Due to the similar economic characteristics, categories of products, distribution methods and customers, our two operating segments are aggregated into one reportable segment.

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

RECENT DEVELOPMENTS

Business Combinations

Through September 30, 2026, we completed the acquisitions of PBC, Precision Design, ICG, and Gleckler and Sons for an aggregate purchase price of approximately $129.3 million. Among other opportunities, these acquisitions further expand our market footprint and provide additional operations in our value-added product categories. These transactions are described in further detail in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Investment

On August 25, 2026, we announced a strategic investment in, and collaboration with, Digs, an AI-based platform for homebuilders and homeowners. Under the partnership, the Company was the solo lead investor on Digs’ $25.3 million Series A financing and also entered into a five-year commercial agreement with Digs to accelerate product development, strengthen platform integration, and expand AI capabilities. The investment in and collaboration with Digs is intended to strengthen our digital ecosystem to better serve homebuilders by helping them eliminate disconnected workflows, reduce manual work, and improve the homeowner experience from pre-construction through warranty and beyond.

Company Shares Repurchases

During the nine months ended September 30, 2026, the Company repurchased 3.3 million shares at a weighted average price of $92.25 per share, for a total cost of $302.9 million, inclusive of applicable fees and taxes. On April 29, 2026, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock, inclusive of the approximately $200.0 million remaining under the Company’s prior April 2025 $500.0 million share repurchase authorization.

CURRENT OPERATING CONDITIONS AND OUTLOOK

According to the U.S. Census Bureau, actual U.S. total housing starts were 341 thousand for the third quarter of 2026, a decrease of 4.2% compared to the third quarter of 2025. Actual U.S. single-family starts for the third quarter of 2026 were 232 thousand, representing a decrease of 1.6%, compared to the third quarter of 2025.

A composite of third-party sources, including the National Association of Home Builders, Zonda Home, and John Burns Research and Consulting, is forecasting approximately 1.3 million U.S. total housing starts and 880 thousand U.S. single-family housing starts for 2026. These forecasts represent decreases of 3.5% and 6.4%, respectively, compared to 2025 housing starts data, as reported by the U.S. Census Bureau.

Notwithstanding these headwinds, we believe the housing industry’s long-term outlook is positive and that it remains underbuilt due to growth in the underlying demographics relative to historical new construction levels. However, consumer confidence and macroeconomic uncertainty, including domestic and global conditions, fluctuations in interest rates, stock market volatility, and the impact of changes in tariffs and inflation, have adversely impacted, and may continue to adversely impact near-term housing industry demand as homes are less affordable for consumers, investors, and builders. In addition, the housing industry may continue to experience labor constraints, including shortages of skilled tradespeople, which could affect residential construction activity and housing supply.

Despite these challenges, we believe we are well-positioned to grow and capture market share as industry conditions improve in the long term. We believe our value-added products, including factory-built trusses, wall panels, and pre-hung doors, help builders address the ongoing shortage of skilled construction labor. By moving work from the jobsite into our manufacturing facilities, these products reduce the on-site labor needed and help builders improve cycle times and build quality. Our focus remains on managing the business through this cycle by maintaining disciplined working capital practices, including closely monitoring the credit exposure of our customers, maintaining appropriate inventory levels, and working with our vendors to improve payment terms. We strive to achieve the appropriate balance of short-term expense control while maintaining the expertise and capacity to grow the business.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain costs, expenses and income items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.2%	69.6%	71.9%	69.5%
Gross margin	27.8%	30.4%	28.1%	30.5%
Selling, general and administrative expenses	25.3%	24.6%	25.8%	24.4%
Income from operations	2.5%	5.8%	2.3%	6.1%
Interest expense, net	1.8%	1.8%	2.1%	1.7%
Income tax expense (benefit)	(0.9)%	0.9%	0.1%	1.0%
Net income	1.6%	3.1%	0.1%	3.4%

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

Net Sales. Net sales for the three months ended September 30, 2026, were $3.9 billion, a 2.2% decrease from net sales of $3.9 billion for the three months ended September 30, 2025. Core organic sales decreased net sales by 3.9%, primarily due to a lower housing starts environment and related headwinds, while commodity price deflation decreased net sales by another 0.1%. These decreases were partially offset by an increase in net sales from acquisitions of 1.8%.

The following table shows net sales classified by product category:

	Three Months Ended September 30,
	2026		2025
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$845.4	21.9%	$869.9	22.1%	(2.8)%
Windows, doors and millwork (1)	937.8	24.3%	1,011.2	25.7%	(7.3)%
Specialty building products and services	1,034.3	26.9%	1,070.6	27.1%	(3.4)%
Lumber and lumber sheet goods	1,036.5	26.9%	989.5	25.1%	4.7%
Net sales	$3,854.0	100.0%	$3,941.2	100.0%	(2.2)%

(1)
Manufactured products and windows, doors and millwork are collectively referred to as total value-added products.

We experienced decreased net sales in our manufactured products category primarily due to a lower single-family housing starts environment and commodity price deflation, partially offset by an increase in net sales from acquisitions. Our windows, doors and millwork and specialty building products and services net sales decreased primarily due to decreased single-family activity resulting from a lower housing starts environment, partially offset by an increase in net sales from acquisitions. Our lumber and lumber sheet goods category increased primarily due to increased sales volumes resulting from certain sales initiatives.

Gross Margin. Gross margin decreased $0.1 billion to $1.1 billion. Our gross margin percentage decreased to 27.8% in the third quarter of 2026 from 30.4% in the third quarter of 2025, a 2.6% decrease. This decrease was primarily driven by a lower housing starts environment and related headwinds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.5 million, or 0.3%, primarily due to additional operating expenses from locations acquired within the last twelve months as well as increased insurance and fuel costs, partially offset by lower variable compensation resulting from decreased net sales and lower wages as a result of cost saving actions.

As a percentage of net sales, selling, general and administrative expenses increased to 25.3%, up from 24.6%, for the three months ended September 30, 2026 and 2025, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $72.2 million in the third quarter of 2026, an increase of $3.0 million from the third quarter of 2025. The increase was primarily due to additional interest expense from other finance obligations and higher average debt balances.

Income Tax Expense (Benefit). We recorded an income tax benefit of $33.6 million in the third quarter of 2026, compared to income tax expense of $37.1 million in the third quarter of 2025. The change was primarily driven by losses before income taxes incurred by certain subsidiaries in the current year period, as well as lower consolidated income before income taxes. Our effective tax rate was (125.0)% in the third quarter of 2026, compared to 23.3% in the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025

Net Sales. Net sales for the nine months ended September 30, 2026, were $11.0 billion, a 7.0% decrease from net sales of $11.8 billion for the nine months ended September 30, 2025. Core organic sales decreased net sales by 6.4%, primarily due to a lower housing starts environment and related headwinds, while commodity price deflation decreased net sales by another 2.0%. These decreases were partially offset by increased net sales from acquisitions of 1.4%.

The following table shows net sales classified by product category:

	Nine Months Ended September 30,
	2026		2025
	(in millions)
	Net Sales	% of Net Sales	Net Sales	% of Net Sales	% Change
Manufactured products (1)	$2,412.2	21.9%	$2,683.2	22.7%	(10.1)%
Windows, doors and millwork (1)	2,746.4	25.0%	3,006.0	25.4%	(8.6)%
Specialty building products & services	2,922.6	26.5%	3,051.6	25.8%	(4.2)%
Lumber & lumber sheet goods	2,922.5	26.6%	3,092.0	26.1%	(5.5)%
Net sales	$11,003.7	100.0%	$11,832.8	100.0%	(7.0)%
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

Gross Margin. Gross margin decreased $0.5 billion to $3.1 billion, and our gross margin percentage decreased to 28.1% for the nine months ended September 30, 2026, from 30.5% in the nine months ended September 30, 2025, a 2.4% decrease. This decrease was primarily driven by a lower housing starts environment and related headwinds.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $45.4 million, or 1.6%. This decrease was primarily due to lower variable compensation resulting from decreased net sales and lower wages as a result of cost saving actions, partially offset by additional operating expenses from locations acquired within the last twelve months and increased fuel costs.

As a percentage of net sales, selling, general and administrative expenses increased to 25.8%, up from 24.4%, for the nine months ended September 30, 2026 and 2025, respectively, primarily attributable to reduced operating leverage.

Interest Expense, Net. Interest expense was $222.7 million in the nine months ended September 30, 2026, an increase of $16.6 million from the nine months ended September 30, 2025. Interest expense increased primarily due to additional interest expense from purchase options exercised related to other finance obligations.

Income Tax Expense. We recorded income tax expense of $12.3 million and $114.6 million for the nine months ended September 30, 2026 and 2025, respectively. Current year tax expense was primarily driven by a settlement agreement with the IRS regarding the treatment of certain research and development expenses claimed in prior years. As a result of the settlement agreement, we recognized a discrete income tax expense of approximately $43.9 million in the current year period. Excluding the impact of the settlement agreement, income tax expense decreased primarily as a result of losses before income taxes incurred by certain subsidiaries in the current year period, as well as lower consolidated income before income taxes. Our effective tax rate was 57.4% for the nine months ended September 30, 2026, compared to 22.1% for the nine months ended September 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Our primary capital requirements are to fund working capital needs and operating expenses, meet required interest and principal payments, and to fund capital expenditures and potential future growth opportunities. Our capital resources at September 30, 2026, consist of cash on hand and borrowing availability under our Revolving Facility.

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

The following table shows our borrowing base and excess availability as of:

	September 30, 2026	December 31, 2025
	(in millions)
Accounts receivable availability	$880.0	$686.2
Inventory availability	886.1	804.2
Gross availability	1,766.1	1,490.4
Less:
Agent-specified reserves	(55.7)	(42.6)
Plus:
Cash in qualified accounts	21.3	159.1
Borrowing base	1,731.7	1,606.9
Aggregate revolving commitments	2,200.0	2,200.0
Maximum borrowing amount (lesser of borrowing base and aggregate revolving commitments)	1,731.7	1,606.9
Less:
Outstanding borrowings	(197.0)	—
Letters of credit	(75.6)	(79.6)
Net excess borrowing availability on revolving facility	$1,459.1	$1,527.3

As of September 30, 2026, we had $197.0 million outstanding borrowings under our Revolving Facility, and our net excess borrowing availability was approximately $1.4 billion after being reduced by outstanding letters of credit totaling $75.6 million. Excess availability must equal or exceed a minimum specified amount, currently $173.2 million, or we are required to meet a fixed charge coverage ratio of 1.00 to 1.00. We were not in violation of any covenants or restrictions imposed by any of our debt agreements at September 30, 2026.

Liquidity

Our liquidity at September 30, 2026, was $1.5 billion, consisting of approximately $1.4 billion in net borrowing availability under the Revolving Facility and $0.1 billion cash on hand.

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

Consolidated Cash Flows

Cash provided by operating activities was $302.0 million for the nine months ended September 30, 2026, compared to cash provided by operating activities of $1,021.1 million for the nine months ended September 30, 2025. The decrease in cash provided by operating activities was primarily driven by the decrease in net income in the current period compared to the prior year period, and an increase in net working capital in the first nine months of 2026.

For the nine months ended September 30, 2026, cash used in investing activities decreased $866.6 million compared to the nine months ended September 30, 2025, primarily due to $787.8 million less cash used for acquisitions.

Cash used in financing activities was $133.4 million for the nine months ended September 30, 2026, which consisted primarily of using $303.5 million for repurchases of common stock, partially offset by $197.0 million in net borrowings on the Revolving Facility. Cash provided by financing activities was $283.4 million for the nine months ended September 30, 2025, which consisted primarily of a net $739.3 million received for the issuance of the 6.75% 2035 Notes, offset by $414.0 million for repurchases of common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may experience changes in interest expense if changes in our debt occur. Changes in market interest rates could also affect our interest expense. Borrowings under the Revolving Facility bear interest at either a base rate or SOFR, plus, in each case, an applicable margin. A 1.0% increase in interest rates on the Revolving Facility would result in approximately $2.0 million additional interest expense annually based on our $197.0 million in outstanding borrowings as of September 30, 2026. The Revolving Facility also assesses variable commitment and outstanding letter of credit fees based on quarterly average loan utilization. Our 4.25% 2032 Notes, 6.375% 2034 Notes, 6.75% 2035 Notes, 6.375% 2032 Notes, and 5.00% 2030 Notes, bear interest at a fixed rate, and therefore our interest expense related to these notes would not be affected by an increase in market interest rates.

We purchase certain materials, including lumber products, which are then sold to customers, as well as used as direct production inputs for our manufactured products that we deliver. Short-term changes in the cost of these materials and the related transportation costs, including fuel and in-bound freight costs, some of which are subject to significant fluctuations, are sometimes, but not always, passed on to our customers. Delays in our ability to pass on material price increases to our customers can adversely impact our operating results.

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

Conclusions Regarding Disclosure Controls. Based on the required evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that, as of September 30, 2026, we maintained disclosure controls and procedures that were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Stock Repurchases

The following table provides information with respect to the purchases of our common stock during the third quarter of fiscal year 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share (including applicable fees and taxes)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
July 1, 2026 — July 31, 2026	1,694	$80.01	—	$500,000,000
August 1, 2026 — August 31, 2026	1,106	73.56	—	500,000,000
September 1, 2026 — September 30, 2026	—	—	—	500,000,000
Total	2,800	$77.46	—	$500,000,000

(1)
On April 29, 2026, the Company’s board of directors authorized the repurchase of up to $500.0 million of the Company’s outstanding shares of common stock, inclusive of the approximately $200.0 million remaining under the Company’s April 2025 $500.0 million share repurchase authorization.

In the third quarter of 2026, the Company did not repurchase or retire shares pursuant to the share repurchase plan authorized by our board of directors. The 2,800 shares presented in the table above represent stock tendered in order to meet tax withholding requirements for restricted stock units vested. Share repurchases under the program may be made through a variety of methods, which may include open market purchases, block trades, accelerated share repurchases, trading plans in accordance with Rule 10b5-1 or Rule 10b-18 under the Exchange Act, or any combination of such methods. The program does not obligate the Company to acquire any particular amount of its common stock, and the share repurchase program may be suspended or discontinued at any time at the Company’s discretion.

Item 5. Other Information

In the third quarter of 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

10.1+*	Form of Restricted Stock Unit Award Certificate (Time-Based) under the Builders FirstSource, Inc. 2026 Equity Incentive Plan
10.2+*	Form of Restricted Stock Unit Award Certificate (Time-Based and Performance-Based) under the Builders FirstSource, Inc. 2026 Equity Incentive Plan
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Executive Officer
31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Pete R. Beckmann as Chief Financial Officer
32.1**

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Peter M. Jackson as Chief Executive Officer and Pete R. Beckmann as Chief Financial Officer

101*

The following financial information from Builders FirstSource, Inc.’s Form 10-Q filed on October 29, 2026 formatted in Inline eXtensible Business Reporting Language (“Inline XBRL”): (i) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheet as of September 30, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025 and (v) the Notes to Condensed Consolidated Financial Statements.

104*	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL.

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

October 29, 2026

/s/ PETE R. BECKMANN
Pete R. Beckmann
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2026

/s/ MATTHEW TRESTER
Matthew Trester
Vice President and Controller
(Principal Accounting Officer)

October 29, 2026